Form 10-Q
period 1998-05-02
PAYLESS SHOESOURCE HOLDINGS INC
filed 1998-06-08
CIK 1060232

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For The Quarterly Period Ended May 2, 1998


                 Commission File Number 333-50577


                     PAYLESS SHOESOURCE, INC.
      (Exact name of registrant as specified in its charter)



           Delaware                          43-1813160
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)          Identification Number)



3231 Southeast Sixth Street, Topeka, Kansas     66607-2207
(Address of principal executive offices)        (Zip Code)


                          (785) 233-5171
                 (Registrant's telephone number,
                       including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                                   YES   X    NO
                                           -------   -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Common Stock, $.01 par value
               37,064,779 shares as of May 30, 1998

                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)
(Dollars in millions)
                                   May 2,        May 3,      Jan. 31,
ASSETS                              1998          1997         1998
------                            --------      --------     --------
Current Assets:
 Cash and cash equivalents        $  236.9      $  201.4     $  210.0
 Merchandise inventories             377.2         387.1        324.6
 Current deferred income taxes        15.6          13.8         16.9
 Other current assets                 12.7          10.5         11.4
                                  --------      --------     --------
   Total current assets              642.4         612.8        562.9

Property and Equipment:
 Land                                  6.0           5.3          4.3
 Buildings and leasehold
   improvements                      572.5         550.0        559.3
 Furniture, fixtures and
   equipment                         284.1         287.7        279.7
 Property under capital leases         7.5           8.0          7.5
                                  --------      --------     --------
 Total property and equipment        864.1         845.7        850.8
 Accumulated depreciation
   and amortization                 (386.2)       (353.1)      (364.1)
                                  --------      --------     --------
   Property and equipment            483.9         497.9        486.7

Deferred income taxes                 20.3          11.1         19.9
Other assets                           3.5           3.1          3.5
                                  --------      --------     --------
   Total Assets                   $1,150.1      $1,124.9     $1,073.0
                                  ========      ========     ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current Liabilities:
 Current maturities of
   capital lease obligations      $    1.5      $    1.4     $    1.4
 Accounts payable                     95.1          83.8         63.8
 Accrued expenses                    137.5         109.3        112.9
                                  --------      --------     --------
   Total current liabilities         234.1         194.5        178.1

Capital lease obligations              5.5           7.2          6.5

Other liabilities                     53.1          49.5         52.0

Shareowners' Equity:
 Common stock                          0.4           0.4          0.4
 Additional paid-in capital           21.6          12.1         21.0
 Unearned restricted stock            (6.9)         (2.1)        (7.6)
 Retained earnings                   842.3         863.3        822.6
                                  --------      --------     --------
   Total shareowners' equity         857.4         873.7        836.4

   Total Liabilities and
       Shareowners' Equity        $1,150.1      $1,124.9     $1,073.0
                                  ========      ========     ========
    See notes to condensed consolidated financial statements.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                           (Unaudited)


(Dollars in millions, except per share)

                                          13 Weeks Ended
                                       --------------------
                                        May 2,      May 3,
                                         1998        1997
                                       --------    --------
Net retail sales                       $  681.0    $  645.1

Cost of sales                             464.8       447.9

Selling, general and
  administrative expenses                 155.5       145.1

Interest (income)
  expense, net                             (2.1)       (1.8)
                                       --------    --------
  Earnings before
      income taxes                         62.8        53.9

Provision for income taxes                 25.0        21.5
                                       --------    --------

  Net earnings                         $   37.8    $   32.4
                                       ========    ========


Basic earnings per share               $   1.01    $   0.81
                                       ========    ========

Diluted earnings per share             $   1.00    $   0.81
                                       ========    ========


Basic average shares outstanding           37.3        39.9
                                       ========    ========

Diluted average shares outstanding         37.8        40.1
                                       ========    ========


    See notes to condensed consolidated financial statements.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Unaudited)

(Dollars in millions)                          13 Weeks Ended
                                            --------------------
                                             May 2,      May 3,
                                              1998        1997
Operating Activities:                       --------    --------
  Net earnings                              $   37.8    $   32.4
  Adjustments for noncash items
  included in net earnings:
    Depreciation and amortization               23.1        22.6
    Amortization of unearned
      restricted stock                           0.7         1.2
    Deferred income taxes                        0.9         3.0
  Merchandise inventories                      (52.6)      (32.2)
  Other current assets                          (1.3)       (0.8)
  Accounts payable                              31.3         0.9
  Accrued expenses                              24.6        10.8
  Other assets and liabilities, net              1.3         1.6
                                            --------    --------

Total Operating Activities                      65.8        39.5
                                            --------    --------

Investing Activities:
  Capital expenditures                         (22.2)      (26.7)
  Disposition of property and equipment          1.9         8.7
                                            --------    --------

Total Investing Activities                     (20.3)      (18.0)
                                            --------    --------
Financing Activities:
  Repayment of capital lease
    obligations                                 (0.9)       (0.9)
  Purchases of common stock                    (18.1)      (12.8)
  Issuance of common stock                       0.8         0.0
                                            --------    --------

Total Financing Activities                     (18.6)      (13.7)
                                            --------    --------

Increase in Cash
  and Cash Equivalents                      $   26.9    $    7.8
Cash and Cash Equivalents,
  Beginning of Year                            210.0       193.6
Cash and Cash Equivalents,                  --------    --------
  End of Period                                236.9       201.4
                                            ========    ========

Cash paid during the period:
  Interest                                  $    0.3    $    0.9
  Income Taxes                                   0.0         2.3


    See notes to condensed consolidated financial statements.

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
Payless ShoeSource, Inc., a Missouri corporation ("Payless") and its subsidiaries were reorganized into a holding company structure effective June 1, 1998 through a merger (the "Merger") with Payless Merger Corp., a Missouri corporation, which was an indirect wholly-owned subsidiary of Payless and a wholly-owned subsidiary of the Registrant. The Registrant formerly was a wholly-owned subsidiary of Payless. Each of the Registrant and Payless Merger Corp. were organized in connection with the Merger. Pursuant to the Merger, Payless became a wholly-owned subsidiary of the Registrant and is the principal operating subsidiary of the Registrant. The Registrant is the issuer of all shares of common stock outstanding. The transaction was accounted for as a reorganization of entities under common control. As a result, the Registrant and its subsidiaries had the same consolidated net worth as Payless and its subsidiaries prior to the Merger.

For purposes of the Notes to Condensed Consolidated Financial
Statements, "Registrant", "New Payless" or "the Company" refers to Payless ShoeSource, Inc., a Delaware corporation, and its subsidiaries, unless the context otherwise requires.

Note 2. Interim Results. These unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of The Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 19-24) in the 1997 Annual Report. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year.

Note 3. Inventories. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market.

Note 4. Spin-Off. In January 1996, The May Department Stores Company announced its intention to spin-off Payless. The spin-off was completed effective May 4, 1996, as a tax-free distribution to The May Department Stores Company shareowners. The Company's financial statements presented herein reflect operations on a stand-alone basis independent of The May Department Stores Company.

As discussed in the 1997 Annual Report, the Company incurred special retention costs associated with the spin-off which established Payless as an independent company. These costs were $0.8 million pre-tax for the first quarter 1998. No additional costs will be incurred during the remainder of fiscal year 1998.

Note 5. Parade of Shoes. In March 1997, the Company acquired inventory and trademarks, and assumed leases on 186 stores of the Parade of Shoes division ("Parade") from J. Baker, Inc. The purchase price was approximately $28 million in cash. Parade sells women's footwear and accessories in 14 states and Puerto Rico. The Company is operating Parade as a separate division supported by existing Payless sourcing, distribution, information systems, real estate and financial organizations.

The Parade acquisition has been accounted for as a purchase, and accordingly, the operating results of the acquired stores have been included in the Company's consolidated results since the date of acquisition.

Note 6. Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

Note 7. Reclassifications. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

Note 8. Foreign Currency Translation. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average rates of exchange.
The foreign currency translation was immaterial for the first quarter of 1998 and 1997.


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The following discussion summarizes the significant factors affecting operating results for the quarters ended May 2, 1998
(1998) and May 3, 1997 (1997). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements included in this Form 10-Q.

Review of Operations

Net Earnings
Net earnings totaled $37.8 million in the first quarter of 1998 compared with $32.4 million in the first quarter of 1997.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 1998 and 1997.

                                  First Quarter
                                  --------------
                                   1998    1997
                                  ------  ------
  Net retail sales                100.0%  100.0%

  Cost of sales                    68.3%   69.4%

  Selling, general and
    administrative expenses        22.8    22.5

  Interest income/(expense), net   (0.3)   (0.3)
                                  ------  ------
  Earnings before income taxes      9.2%    8.4%
                                  ======  ======
  Effective income tax rate        39.9%   39.8%
                                  ------  ------
  Net Earnings                      5.5%    5.0%
                                  ======  ======

Net Retail Sales
Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. Sales percent increases are as follows:

                             First Quarter
                             --------------
                              1998    1997
                             ------  ------
   Total                      5.6%    7.3%

   Same-Store Sales           3.3%    6.4%

Cost of Sales
Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $464.8 million in the 1998 first quarter, up 3.8% from $447.9 million in the 1997 first quarter.

As a percent of net retail sales, cost of sales declined 1.1% to
68.3 percent in the first quarter of 1998 from 69.4 percent in the first quarter of 1997. Gross margin improvement in the first quarter was primarily due to the leverage of occupancy costs gained through positive same-store sales and improved merchandise margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $155.5 million in the 1998 first quarter, up 7.2% from $145.1 million in the 1997 first quarter. As a percent of net retail sales, selling, general and administrative expenses were 22.8 percent during the first quarter of 1998 compared with 22.5 percent in the first quarter of 1997.

The increase during the first quarter 1998 was attributed to investments in infrastructure and systems and in growth initiatives such as Canada and Parade of Shoes. General corporate costs were consistent with 1997 and advertising as a percentage of sales decreased.

Stock Compensation Plans
As discussed in the Company's Annual Report, the Company has established various stock compensation plans. These stock compensation plans are accounted for by applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Payless stock options been determined under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net earnings and earnings per share for the first quarter of 1998 and 1997 would have been reduced by approximately $1.3 million, or $0.03 per share and $0.8 million, or $0.02 per share, respectively.

Cash Flow
At $65.8 million, cash flow from operations showed continuing strength during the first quarter of 1998. This figure represented
9.7 percent of net sales in the first quarter of 1998 compared with
6.1 percent in first quarter of 1997. Internally generated funds will continue to be the most important component of the Company's capital resources and are expected to fund capital expansion. Sources and (uses) of cash flows are summarized below:

                                    13 Weeks Ended
                                  -------------------
                                   May 2,     May 3,
(Dollars in millions)               1998       1997
                                  --------   --------
Net earnings
  and noncash items               $   62.5   $   59.2
Working capital
  increase (decrease)                  3.3      (19.7)
Investing activities                 (20.3)     (18.0)
Purchase (issuance)
  of common stock, net               (17.5)     (12.8)
Other financing activity              (1.1)      (0.9)
                                  --------   --------
Increase (decrease) in cash
  and cash equivalents            $   26.9   $    7.8
                                  ========   ========
Capital Expenditures
Capital expenditures during the first quarter of 1998 totaled $22.2 million with an additional $120.8 million estimated to be incurred in the remainder of fiscal year 1998. The Company anticipates that cash flow from operations and the credit facility will be sufficient to finance projected capital expenditures (See cautionary statement on page ten as to this and other forward-looking statements).

Financing Activities
In September 1997, the Board of Directors authorized the repurchase of up to $150 million of outstanding common stock in open market transactions, subject to market conditions and receipt of a favorable tax ruling from the Internal Revenue Service, which was received in March 1998.

During the first quarter of 1998, 250,200 shares of common stock were acquired in open market transactions pursuant to Rule 10b-18 for an aggregate price of $18.1 million.

Available Credit
The Company has in place a $200 million unsecured revolving credit facility with a bank syndication group on which no amounts were drawn down as of May 2, 1998.

Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:
                                 May 2,     May 3,    Jan. 31,
                                  1998       1997       1998
                                --------   --------   --------
Current Ratio                     2.7        2.9        3.2
Debt-Capitalization Ratio*        0.8%       1.0%       1.0%
Fixed Charge Coverage**           3.7x       3.3x       3.5x

      * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 49.5%, 49.6% and 50.1% respectively, for the periods referred to above.

      ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. All costs and expenses of the Company relating to special retention costs and the special non-recurring charge associated with the spin-off are included in the above calculation. Excluding these costs, the fixed charge coverage would be 3.8x, 3.5x and 3.6x respectively, for the periods referred to above.

The Company's fixed charge coverage ratio for the 52 weeks ended
May 2, 1998 increased as compared with the 52 week period ended May 3, 1997, due primarily to increased net earnings.

Store Activity
At the end of the first quarter of 1998, the Company operated 4,269 Payless ShoeSource stores in 50 states, Canada, Guam, Saipan, Puerto Rico and the U.S. Virgin Islands and 191 Parade of Shoes stores. The following table presents the change in store count for the first quarter of 1998 and 1997.

  Payless ShoeSource
                                  First Quarter
                                  -------------
                                    1998   1997
                                   -----  -----
  Beginning of quarter             4,256  4,236
  Stores opened                       47     27
  Stores closed                      (34)   (27)
                                   -----  -----

  Ending store count               4,269  4,236
                                   =====  =====

  Parade of Shoes
                                  First Quarter
                                  -------------
                                    1998   1997
                                   =====  =====
  Beginning of quarter               175      0
  Stores acquired                      0    186
  Stores opened                       19      0
  Stores closed                       (3)    (1)
                                   -----  -----

  Ending store count                 191    185
                                   =====  =====

Year 2000
Many existing computer programs were designed and developed without regard for the year 2000 and beyond. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. For Payless, this could disrupt product purchasing and distribution, store operations, finance and other support areas and affect the Company's ability to timely deliver product to stores, thereby causing potential lost sales opportunities.

The Company has evaluated and continues to evaluate the extent to which it believes modifications to its internally developed computer systems will be necessary to accommodate the year 2000 and is modifying its internally developed computer systems to enable continued processing of data into and beyond the year 2000. The Company is testing all new purchases of critical computer hardware and software and is obtaining, where feasible, contractual warranties from system vendors that their products are or will be year 2000 compliant. The Company is initiating formal communications with significant suppliers, banks and other business partners to either seek assurances that they will be year 2000 compliant or to formulate contingency plans to protect the Company against their failure to be year 2000 compliant. The Company is taking inventory of and will test critical non-computer equipment to determine whether it is date sensitive and, where appropriate, will seek contractual protections or make contingency plans in an effort to minimize any adverse effect on any such equipment due to the year 2000. The Company expects that all aspects of its year 2000 remedial strategy will be complete before the year 2000, although there can be no assurance that such strategy will be complete or that it will be effective.

Spending for modifications is being expensed as incurred and is not expected to have a material impact on the Company's results of operations or cash flows.

Forward-Looking Statement
This report contains, and from time to time, the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, possible strategic alternatives and similar matters. Also, statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forwarding-looking statements. Registrant notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Registrant's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom the Registrant sources its merchandise; changes in existing or potential duties, tariffs or quotas; availability of suitable store locations and appropriate terms; the ability to hire and train associates; and general economic, business and social conditions.


                   PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

 There are no material pending legal proceedings, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. The Company and its subsidiaries are parties to ordinary private litigation incidental to their business.

Item 2 - Changes in Securities

 On June 1, 1998 Payless reorganized into a holding company structure through a merger (the "Merger") with Payless Merger Corp., a Missouri corporation, which was an indirect wholly-owned subsidiary of Payless and a wholly owned subsidiary of the Company. The Company formerly was a wholly-owned subsidiary of Payless. Each of the Company and Payless Merger Corp. were organized in connection with the Merger. Payless was the surviving corporation in the Merger and became a wholly owned subsidiary of the Company as a result of the Merger. The Merger was effected pursuant to the Agreement and Plan of Merger among Payless, the Company and Payless Merger Corp. (the "Merger Agreement") that was duly approved by shareowners of Payless on May 22, 1998. Registrant intends to cause Payless to become a second tier indirect wholly owned subsidiary of Registrant.

 Pursuant to the Merger Agreement, all of Payless' outstanding shares of common stock were converted, on a share for share basis, into shares of common stock of the Company. As a result, Payless shareowners now hold stock in the Company (instead of Payless) which is deemed to have been registered under Section 12(b) of the Securities Exchange Act of 1934.

 The conversion of shares of Payless common stock in the Merger occurred without requiring the physical exchange of
 certificates.   Accordingly, certificates formerly representing
 shares of common stock of Payless are deemed to represent shares of common stock of the Company until any such certificates are submitted to the Company's transfer agent for transfer.

 Payless is a Missouri corporation and the Company is a Delaware corporation. Material differences between the former rights of holders of Payless common stock and the rights of holders of the Company's common stock have been previously reported, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended ("Rule 12b-2"), in the Company's Registration Statement on Form S-4 (File No. 333-50577) at pages 17 to 23, under the caption "Comparison of Certain Rights of the Holders of New Payless Common Stock and Payless Common Stock". Accordingly, the Company is not making an additional report of that information in this Form 10-Q.

 Holders of the Company's common stock have one Right for each share of common stock held, pursuant to a Stockholder Protection Rights Agreement dated as of April 20, 1998 between the Company and UMB Bank, n.a., as Rights Agent. The rights formerly issued under the Rights Agreement, dated as of April 2, 1996, between Payless and The Bank of New York, were terminated immediately prior to the effective time of the Merger. A description of the Rights issued under the Company's Stockholder Protection Rights Agreement has been previously reported, as defined in Rule 12b-2, in the Company's Registration Statement on Form S-4 (File No. 333-50577) at pages 13 to 15 under the caption "New Payless Capital Stock - New Payless Rights Agreement". Accordingly, the Company is not making an additional report of that information in this Form 10-Q.

Item 3 - Defaults Upon Senior Securities   None.

Item 4 - Submission of Matters to a Vote of Security Holders

 (a) The annual meeting of shareowners of Registrant was held on May 22, 1998.

 (b) At the annual meeting of shareowners of Registrant held on May 22, 1998, action was taken with respect to the election of four directors of Registrant: 34,184,872 shares were voted for Daniel Boggan Jr. while authority was withheld with respect to 257,016 shares; 34,178,023 shares were voted for Thomas A. Hays while authority was withheld with respect to 263,865 shares; 34,200,213 shares were voted for Mylle B. Mangum while authority was withheld with respect to 241,675 shares; 34,194,261 shares were voted for Michael E. Murphy while authority was withheld with respect to 247,627 shares;

      Other directors whose term of office continued after the meeting include: Steven J. Douglass, Howard R. Fricke,
      Richard A. Jolosky, Robert L. Stark.

 (c) In addition to the election of directors described in 4(b), action was also taken at the annual meeting of shareowners of Registrant with respect to:

      (i) a ratification of the appointment of Arthur
          Andersen LLP as independent auditors (34,342,795
          votes in favor, 22,098 votes against and 76,995 votes abstained);

     (ii) the adoption of an Agreement and Plan of Merger dated as of April 20, 1998 among Payless, Registrant, and Payless Merger Corp. (28,313,455 votes in favor, 91,995 votes against, 51,904 votes abstained and 5,984,534 not voted);

Item 5 - Other Information   None.

Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits:

   Number     Description
   ------     -----------

     2 Agreement and Plan of Merger dated as of April 20, 1998 by and among Payless, Registrant and Payless Merger Corp., as amended (incorporated by reference from exhibit 2 to Registrant's current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

     3.1      Restated Certificate of Incorporation of Registrant
              (incorporated by reference from exhibit 3.1 to Registrant's Current Report on Form 8-K (File No.
              333-50577) filed June 3, 1998).

     3.2      Amended and Restated Bylaws of Registrant
              (incorporated by reference from exhibit 3.2 to Registrant's Current Report on Form 8-K (File No.
              333-50577) filed June 3, 1998).

     4 Stockholder Protection Rights Agreement, dated as of April 20,1998, as amended, between Registrant and UMB Bank n.a. (incorporated by reference from exhibit 4 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    10.1 Assumption Agreement, dated as of May 22, 1998, between Registrant and Payless (incorporated by reference from exhibit 99.1 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    10.2 1996 Stock Incentive Plan of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.2 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    10.3 Restricted Stock Plan for Non-Management Directors of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.3 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    10.4 Deferred Compensation Plan of Registrant, as amended effective April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.4 to Registrant's Current Report on Form 8-K (File
              No. 333-50577) filed June 3, 1998).

    10.5 Executive Incentive Compensation Plan of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.5 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    10.6 Executive Incentive Compensation Plan for Business Unit Management of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.6 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    10.7 Deferred Compensation Plan for Non-Management Directors of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.7 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    10.8 Stock Appreciation and Phantom Stock Unit Plan for Payless ShoeSource International Employees of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.8 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    10.9 Profit Sharing Plan of Registrant as amended and restated generally effective June 1, 1998
              (incorporated by reference from exhibit 99.9 to Registrant's Current Report on Form 8-K (File No.
              333-50577) filed June 3, 1998).

    10.10 Profit Sharing Plan for Puerto Rico Associates of Registrant, as amended effective June 1, 1998 (incorporated by reference from exhibit 99.10 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    10.11 Stock Ownership Plan of Registrant, as amended effective June 1, 1998 (incorporated by reference from exhibit 99.11 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3,
              1998).

    10.12 Supplementary Retirement Plan of Registrant, as amended effective June 1, 1998 (incorporated by reference from exhibit 99.12 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    10.13     Form of Directors' and Officers' Indemnity
              Agreement of Registrant (incorporated by reference from exhibit 99.13 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3,
              1998).

    10.14 Amended and Restated Multicurrency Credit Agreement dated as of May 22, 1998, (but effective as of the date of the Reorganization, as defined therein) among Payless ShoeSource, Inc., a Missouri Corporation, Payless ShoeSource Holdings, Inc., a Delaware Corporation (now known as Payless ShoeSource, Inc.), PSS Investment II, Inc., several financial institutions and Bank of America National Trust and Savings Association, as Agent (incorporated by reference from exhibit 99.14 to Registrant's Current Report on Form 8-K (File No. 333-50577) filed June 3, 1998).

    11.1      Computation of Net Earnings Per Share.*

    27.1      Financial Data Schedule*

 * Filed herewith


 (b)  Reports on Form 8-K

      On March 9, 1998, the Company filed a Current Report on Form 8-K, reporting on Item 5, Other Information. In the Report, the Company provided its press release on March 2, 1998, which announced that the Company had received a tax ruling from the Internal Revenue Service enabling it to proceed with its planned repurchase of $150 million worth of the common stock of the Company.

                            SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAYLESS SHOESOURCE, INC.

Date: 6/8/98                    /s/ Steven J. Douglass
------------------            ---------------------------------
                                     Steven J. Douglass
                                        Chairman and
                                   Chief Executive Officer



Date: 6/8/98                    /s/ Ullrich E. Porzig
------------------            ---------------------------------
                                      Ullrich E. Porzig
                                  Senior Vice President and
                                   Chief Financial Officer