Form 10-Q
period 1998-08-01
PAYLESS SHOESOURCE INC /DE/
filed 1998-09-08
CIK 1060232

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended August 1, 1998


                  Commission File Number 1-14770
          (formerly File Numbers 1-11633 and 333-50577)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90
days.                                   YES   X    NO
                                           --------  --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Common Stock, $.01 par value
             35,076,826 shares as of August 29, 1998

                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)
(Dollars in millions)
                                 Aug. 1,     Aug. 2,    Jan. 31,
ASSETS                            1998        1997        1998
------                          ---------   ---------   ---------
Current Assets:
 Cash and cash equivalents      $   135.4   $   187.2   $   210.0
 Merchandise inventories            367.8       347.6       324.6
 Current deferred income taxes        9.6        11.8        16.9
 Other current assets                12.7         9.9        11.4
                                ---------   ---------   ---------
   Total current assets             525.5       556.5       562.9

Property and Equipment:
 Land                                 6.0         5.7         4.3
 Buildings and leasehold
   improvements                     591.8       561.1       559.3
 Furniture, fixtures and
   equipment                        297.4       287.5       279.7
 Property under capital leases        7.5         7.6         7.5
                                ---------   ---------   ---------
   Total property and equipment     902.7       861.9       850.8
 Accumulated depreciation
   and amortization                (408.2)     (373.4)     (364.1)
                                ---------   ---------   ---------
   Property and equipment           494.5       488.5       486.7

Deferred income taxes                23.1         9.7        19.9
Other assets                          3.5         3.6         3.5
                                ---------   ---------   ---------

   Total Assets                 $ 1,046.6   $ 1,058.3   $ 1,073.0
                                =========   =========   =========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current Liabilities:
 Current maturities of
   capital lease obligations    $     1.5   $     1.4   $     1.4
 Accounts payable                    96.5        86.3        63.8
 Accrued expenses                   120.4        93.1       112.9
                                ---------   ---------   ---------
   Total current liabilities        218.4       180.8       178.1

Capital lease obligations             5.3         6.8         6.5

Other liabilities                    50.5        50.2        52.0

Shareowners' Equity:
   Common stock                       0.4         0.4         0.4
   Additional paid-in capital        18.9        20.7        21.0
   Unearned restricted stock         (6.3)       (9.3)       (7.6)
   Retained earnings                759.4       808.7       822.6
                                ---------   ---------   ---------
     Total shareowners' equity      772.4       820.5       836.4

   Total Liabilities and
       Shareowners' Equity      $ 1,046.6  $  1,058.3   $ 1,073.0
                                =========  ==========   =========

    See notes to condensed consolidated financial statements.

               PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              (Unaudited)


(Millions, except per share)

                            13 Weeks Ended          26 Weeks Ended
                         ---------------------   ---------------------
                          Aug. 1,     Aug. 2,     Aug. 1,     Aug. 2,
                           1998        1997         1998       1997
                         ---------   ---------   ---------   ---------
Net Retail Sales         $   723.1   $   716.7   $ 1,404.1   $ 1,361.7

Cost of sales                488.8       497.3       953.6       945.2

Selling, general and
       administrative
       expenses              154.8       145.9       310.3       291.0

Interest (income)/
       expense, net           (2.5)       (2.4)       (4.7)       (4.2)
                         ---------   ---------   ---------   ---------
Earnings before income
       taxes                  82.0        75.9       144.9       129.7

Provision for income
       taxes                  32.7        30.3        57.8        51.7
                         ---------   ---------   ---------   ---------

Net Earnings             $    49.3   $    45.6   $    87.1   $    78.0
                         =========   =========   =========   =========

Basic Earnings
       per Share         $    1.35   $    1.17   $    2.36   $    1.98
                         =========   =========   =========   =========
Diluted Earnings
  per Share              $    1.33   $    1.15   $    2.33   $    1.96
                         =========   =========   =========   =========
Basic Weighted Average
  Shares Outstanding         36.5        39.1        36.9        39.5
                         =========   =========   =========   =========
Diluted Weighted Average
  Shares Outstanding          37.0        39.5        37.4        39.7
                         =========   =========   =========   =========

       See notes to condensed consolidated financial statements.

               PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

(Dollars in millions)                        26 Weeks Ended
                                          --------------------
                                           Aug. 1,     Aug. 2,
                                            1998        1997
                                          --------    --------
Operating Activities:
 Net earnings                             $   87.1    $   78.0
 Adjustments for noncash items
 included in net earnings:
   Depreciation and amortization              46.3        45.0
   Amortization of unearned
     restricted stock                          1.3         2.5
   Deferred income taxes                       4.1         6.4
 Merchandise inventories                     (43.2)        7.3
 Other current assets                         (1.3)       (0.2)
 Accounts payable                             32.7         3.4
 Accrued expenses                              7.5        (5.4)
 Other assets and liabilities, net            (4.2)        1.9
                                          --------    --------
Total Operating Activities                   130.3       138.9
                                          --------    --------

Investing Activities:
 Capital expenditures                        (56.0)      (41.4)
 Disposition of property and equipment         1.7        10.4
                                          --------    --------
Total Investing Activities                   (54.3)      (31.0)
                                          --------    --------
Financing Activities:
 Repayment of capital lease
   obligations                                (1.2)       (1.3)
 Purchases of common stock                  (150.0)     (113.0)
 Issuance of common stock                      0.6         0.0
                                          --------    --------
Total Financing Activities                  (150.6)     (114.3)
                                          --------    --------

Increase (Decrease) in Cash
  and Cash Equivalents                       (74.6)       (6.4)
Cash and Cash Equivalents,
  Beginning of Year                          210.0       193.6
                                          --------    --------
Cash and Cash Equivalents,
  End of Period                           $  135.4    $  187.2
                                          ========    ========

Cash paid during the period:
  Interest                                $    0.5    $    0.7
  Income Taxes                                45.1        47.7


           See notes to condensed consolidated financial statements.

               PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
Payless ShoeSource, Inc., a Missouri corporation ("Payless") and its subsidiaries were reorganized into a Delaware holding company structure effective June 1, 1998 through a merger (the "Merger") with Payless Merger Corp., a Missouri corporation, which was an indirect wholly-owned subsidiary of Payless and a wholly-owned subsidiary of Payless ShoeSource, Inc., a Delaware corporation (the "Company"). The Company formerly was a wholly-owned subsidiary of Payless immediately prior to the merger. Each of the Company and Payless Merger Corp. were organized in connection with the Merger. Pursuant to the Merger, Payless became a wholly-owned subsidiary of the Company and is the principal operating subsidiary of the Company. The Company is the issuer of all shares of common stock outstanding. The transaction was accounted for as a reorganization of entities under common control (similar to a pooling of interest). As a result, immediately following the effective time the Company and its subsidiaries had the same consolidated net worth as Payless and its subsidiaries had immediately prior to the Merger.

For purposes of these Notes to Condensed Consolidated Financial
Statements, "Registrant", "New Payless" or "the Company" refers to Payless ShoeSource, Inc., a Delaware corporation, and its subsidiaries, unless the context otherwise requires.

Note 2. Interim Results. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 19-24) in the 1997 Annual Report on Form 10-K of Payless (File No. 1-11633). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, this information is fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the six month period ended August 1, 1998, are not necessarily indicative of the results that may be expected for the year ending January 30, 1999.

Note 3. Inventories. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market.

Note 4. Parade of Shoes. In March 1997, the Company acquired inventory and trademarks, and assumed leases on 186 stores of the Parade of Shoes division ("Parade") from J. Baker, Inc. The purchase price was approximately $28 million in cash. Parade sells women's footwear and accessories in 14 states, Puerto Rico and the District of Columbia. The Company is operating Parade as a separate division supported by existing Payless sourcing, distribution, information systems, real estate and financial organizations.

The Parade acquisition has been accounted for as a purchase, and accordingly, the operating results of the acquired stores have been included in the Company's consolidated results since the date of acquisition.

Note 5. Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

Note 6. Reclassifications. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

Note 7. Foreign Currency Translation. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average rates of exchange. The foreign currency translation was immaterial for the second quarter of 1998 and 1997.


Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations

The following discussion summarizes the significant factors affecting operating results for the quarters ended August 1, 1998 (1998) and August 2, 1997 (1997). This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes to the condensed consolidated financial statements included in this Form 10-Q and the 1997 Annual Report on Form 10-K of Payless (File No. 1-11633), for the year ended January 31, 1998.

Review of Operations

Net Earnings
Net earnings totaled $49.3 million in the second quarter of 1998, up 8.1% from $45.6 million in the second quarter of 1997. For the first six months of 1998 net earnings were $87.1 million compared with $78.0 million in the 1997 period, an 11.6% increase.

The following table presents the components of costs and expenses, as a percent of net retail sales, for the second quarter and first six months of 1998 and 1997.

                                                     First
                                  Second Quarter   Six Months
                                  --------------  -------------
                                   1998   1997     1998   1997
                                  ------ ------   ------ ------
  Cost of sales                    67.6%  69.4%    67.9%  69.4%

  Selling, general and
    administrative expenses        21.4   20.4     22.1   21.4

  Interest income/(expense), net     .3     .3       .3     .3
                                  -----  -----    -----  -----
  Earnings before income taxes     11.3%  10.6%    10.3%   9.5%
                                  =====  =====    =====  =====
  Effective income tax rate        39.9%  39.9%    39.9%  39.9%
                                  =====  =====    =====  =====
  Net Earnings                      6.8%   6.4%     6.2%   5.7%
                                  =====  =====    =====  =====

Net Retail Sales
Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. Sales percent increases are as follows:

                         Second Quarter       First Six Months
                       ------------------    ------------------
                         1998      1997        1998      1997
                        ------    ------      ------    ------
   Net Retail Sales       0.9%     13.3%        3.1%     10.4%

   Same-Store Sales      (1.5%)     7.2%        0.8%      6.7%

Cost of Sales
Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $488.8 million in the 1998 second quarter, down 1.7% from $497.3 million in the 1997 second quarter. For the first six months of 1998, cost of sales was $953.6 million, a 0.9% increase from $945.2 million in the 1997 period.

For the second quarter and first six months, cost of sales, as a percent of net retail sales, declined 1.8 percent to 67.6 percent and 1.5 percent to 67.9 percent, respectively. Gross margin improvement in the second quarter and the first six months of the year was primarily due to improvements in the merchandising mix, control of freight costs, and improvement in product costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $154.8 million in the 1998 second quarter, up 6.1 percent from $145.9 million in the 1997 second quarter. For the first six months of 1998, selling, general and administrative expenses were $310.3 million compared with $291.0 million in the 1997 period, a 6.7 percent increase.

As a percent of net retail sales, selling, general and administrative expenses were 21.4 percent during the second quarter of 1998 compared with 20.4 percent in the second quarter of 1997. For the first six months of 1998, selling, general and administrative expenses as a percent of net retail sales were 22.1 percent in 1998 compared with 21.4 percent in 1997.

The increase during the second quarter and the first six months of 1998 was attributed to an increase in advertising expense; below plan results at Parade of Shoes; and investments in Payless systems to support future growth, to enhance distribution capabilities and to implement the Payless Year 2000 program as discussed on pages nine through twelve in this report.

Stock Compensation Plans
As discussed in the Company's Annual Report, the Company has established various stock compensation plans. These stock compensation plans are accounted for by applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Payless stock options been determined under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net earnings and basic earnings per share for the second quarter of 1998 and 1997 would have been reduced by approximately $1.6 million, or $0.04 per share and $5.5 million, or $0.14 per share, respectively. For the first six months of fiscal 1998 and 1997 net earnings and basic earnings per share would have been reduced by approximately $2.8 million, or $0.08 per share and $6.2 million, or $0.16 per share, respectively.

Cash Flow
Cash flow from operations during the six months ended August 1, 1998, was $130.3 million. This figure represented 9.3 percent of net retail sales during the first six months of 1998 compared with 10.2 percent during the first six months of 1997. Internally generated funds are expected to continue to be the most important component of the Company's capital resources and are expected to fund capital expansion (See cautionary statement on page twelve as to this and other forward-looking statements). Sources and (uses) of cash flows are summarized below:

                                    26 Weeks Ended
                                  -------------------
                                   Aug. 1,    Aug. 2,
(Dollars in millions)               1998       1997
Net earnings                      --------   --------
  and noncash items               $  138.8   $  131.9
Working capital
  decrease (increase)                 (8.5)       7.0
Investing activities                 (54.3)     (31.0)
Issuance (purchase)
  of common stock, net              (149.4)    (113.0)
Other financing activity              (1.2)      (1.3)
                                  --------   --------
Increase (decrease) in cash
  and cash equivalents            $  (74.6)  $   (6.4)
                                  ========   ========

Capital Expenditures
Capital expenditures during the first six months of 1998 totaled $56.0 million with an additional $64.0 million estimated to be incurred during the remainder of fiscal year 1998. The Company anticipates that cash flow from operations and the Company's existing credit facility should be sufficient to finance projected capital expenditures (See cautionary statement on page twelve as to this and other forward-looking statements).

Financing Activities
In the second quarter of 1998, the Company completed its previously announced $150 million stock repurchase program. During the second quarter of 1998, the Company acquired 1.9 million shares of its common stock in transactions pursuant to Rule 10b-18 for an aggregate price of $131.9 million.

The Company announced on August 10, 1998, that its Board of Directors authorized the repurchase of an additional $150 million dollars worth of the Company's common stock.

Available Credit
The Company has in place a $200 million unsecured revolving credit facility with a bank syndication group on which no amounts were drawn down as of August 1, 1998.

Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:
                                   Aug. 1,   Aug. 2,  Jan. 31,
                                    1998      1997      1998
                                  --------  --------  --------
Current Ratio                       2.4       3.1       3.2
Debt-Capitalization Ratio*          0.9%      1.0%      1.0%
Fixed Charge Coverage**             3.9x      3.6x      3.5x

      * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 52.5%, 50.5% and 50.1% respectively, for the periods referred to above.

      ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense.

The Company's fixed charge coverage ratio for the 52 weeks ended August 1, 1998 increased as compared with the 52 week period ended August 2, 1997, due primarily to increased net earnings.

Store Activity
At the end of the second quarter of 1998, the Company operated 4,293 Payless ShoeSource stores in 50 states, Canada, the District of Columbia, Guam, Saipan, Puerto Rico and the U.S. Virgin Islands and 211

Parade of Shoes stores. The following table presents the change in store count for the second quarter and first half of 1998 and 1997.

  Payless ShoeSource                                 First
                                  Second Quarter   Six Months
                                  --------------  ------------
                                    1998   1997    1998   1997
                                   -----  -----   -----  -----
  Beginning of quarter/year        4,269  4,236   4,256  4,236
  Stores opened                       60     36     107     63
  Stores closed                      (36)   (49)    (70)   (76)
                                   -----  -----   -----  -----
  Ending store count               4,293  4,223   4,293  4,223
                                   =====  =====   =====  =====

  Parade of Shoes                                     First
                                  Second Quarter    Six Months
                                  --------------   -----------
                                    1998   1997    1998   1997
                                   -----  -----   -----  -----
  Beginning of quarter/year          191    185     175      0
  Stores acquired                      0      0       0    186
  Stores opened                       22      1      41      2
  Stores closed                       (2)    (3)     (5)    (5)
                                   -----  -----   -----  -----
  Ending store count                 211    183     211    183
                                   =====  =====   =====  =====
Year 2000
Many existing computer programs were designed and developed without regard for the Year 2000 and beyond. If not corrected, these computer applications could fail or create erroneous results before or at the Year 2000. For the Company, this could disrupt product purchasing and distribution, store operations, finance and other support areas and affect the Company's ability to timely deliver product to stores, thereby causing potential lost sales opportunities and additional expenses.

The Company's State of Readiness

The Company has created a Year 2000 Steering Committee comprised of various senior management members and a Year 2000 Project Management Office. This group is responsible for planning and monitoring the Company's overall Year 2000 program and for reporting on a regular basis to the Company's Board of Directors. The Company's Year 2000 program encompasses both information and non-information systems within the Company as well as investigation of the readiness of the Company's significant business partners. The Company has engaged an international consulting firm to evaluate and assist in the monitoring of its Year 2000 program. The outside consulting firm provides periodic updates on the Company's progress to the Company's Board of Directors.

Internally Engineered Systems. With assistance from another international consulting firm, the Company has evaluated and continues to evaluate the extent to which modifications to its internally engineered computer systems will be necessary to accommodate the Year 2000 and is modifying its internally engineered computer systems to enable continued processing of data into and beyond the Year 2000. This phase of the Company's Year 2000 program is nearing completion and the

Company anticipates completing remediation and testing of its internally engineered computer systems by the end of the first quarter of fiscal 1999.

Purchased Systems. The Company has inventoried the types of purchased hardware and software systems used within the enterprise and is obtaining, where feasible, contractual warranties from system vendors that their products are or will be Year 2000 compliant. This phase of the Company's Year 2000 program is expected to be completed by the end of 1998. The Company requires Year 2000 contractual warranties from all vendors of new software and hardware. In addition, the Company is testing newly purchased significant computer hardware and software systems in an effort to ensure their Year 2000 compliance.

Business Partners. The Company has communicated with most of its suppliers, banks and other business partners or vendors seeking assurances they will be Year 2000 compliant. Although no method exists for achieving certainty that any business' significant partners will function without disruption in the Year 2000, the Company's goal is to obtain as much detailed information as possible about its significant partners' Year 2000 plans and to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of the Year 2000. The Company expects to have compiled detailed information regarding all of its significant business partners by December 1998. The Company is planning, where appropriate, to review such significant partners throughout 1999 to confirm their level of preparedness for the Year 2000 and to make adjustments where necessary to avoid utilization of those partners who present an unacceptable level of risk.

The Company currently is not dependent on a single source for any products or services. In the event a significant supplier, bank or other business partner or vendor is unable to provide products or services to the Company due to a Year 2000 failure, the Company believes it has adequate alternate sources for such products or services. There can be no guarantee, however, that similar or identical products or services would be available on the same terms and conditions or that the Company would not experience some adverse effects as a result of switching to such alternate sources.

Embedded Systems. The Company is taking inventory of and will test significant non-computer equipment (non-information technology) throughout the enterprise to determine whether it is date sensitive. Where appropriate, the Company will seek contractual protections or make contingency plans in an effort to minimize any adverse effect on any such equipment due to the Year 2000. The Company plans to have completed its inventory of its non-computer equipment by the end of 1998 and to have fully tested such equipment by the Spring of 1999.

Costs to Address the Year 2000

Spending for modifications is being expensed as incurred and is not expected to have a material impact on the Company's results of operations or cash flows. The cost of the Company's Year 2000 program is being funded with cash flows from operations. The Company's total Year 2000 expenditures (including external and internal expenditures) are estimated to be in the range of $8-10 million. The largest single Year 2000 expenditure to date has been consulting fees incurred in the context of the remediation of the Company's internally engineered computer systems as discussed above. To date, the Company has expended approximately 75% of its estimated total Year 2000 expenditures, although the percentage expended cannot necessarily be taken as an indication of the Company's degree of completion of its Year 2000 program.

Risk Analysis

Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its business partners. As noted above, a large-scale Year 2000 failure could impair the Company's ability to timely deliver product to stores, resulting in potential lost sales opportunities and additional expenses. The Company's Year 2000 program seeks to identify and minimize this risk and includes testing of its internally engineered systems and purchased hardware and software, to ensure, to the extent feasible, all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its significant business partners based upon information obtained through its surveys and interviews. That refinement will continue throughout 1998 and 1999.

Contingency Plans

Following its risk analysis as described above, the Company's Year 2000 program includes a contingency planning phase in which appropriate plans will be made to attempt to minimize disruption to the Company's operations in the event of a Year 2000 failure. The Company is formulating plans to handle a variety of failure scenarios, including failures of its internal systems, as well as failures of significant business partners. The level of planning required is a function of the risks ascertained through the Company's investigative efforts. The Company anticipates contingency planning across the enterprise will be completed by the Summer of 1999.

While no assurances can be given, because of the Company's extensive efforts to formulate and carry-out an effective Year 2000 program, the Company believes its program will be completed on a timely basis and should effectively minimize disruption to the Company's operations due to the Year 2000.

Cautionary Statement Regarding Forward-Looking Statements
This report contains, and from time to time, the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, possible strategic alternatives and similar matters. Also, statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forwarding-looking statements. The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; Year

2000 matters as discussed herein; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located; changes in trade and foreign tax laws; fluctuations in currency exchange rates; availability of suitable store locations and appropriate terms; the ability to hire and train associates; and general economic, business and social conditions. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                      PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

 There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

Item 2 - Changes in Securities

 As previously reported by the Company, on June 1, 1998 Payless reorganized into a Delaware holding company structure through a merger (the "Merger") with Payless Merger Corp., a Missouri corporation, which was an indirect wholly-owned subsidiary of Payless and a wholly owned subsidiary of the Company. The Company formerly was a wholly-owned subsidiary of Payless. Each of the Company and Payless Merger Corp. were organized in connection with the Merger. Payless was the surviving corporation in the Merger and became a wholly owned subsidiary of the Company as a result of the Merger. The Merger was effected pursuant to the Agreement and Plan of Merger among Payless, the Company and Payless Merger Corp. (the "Merger Agreement") that was duly approved by shareowners of Payless on May 22, 1998, at the annual meeting of Payless shareowners. Pursuant to the Merger Agreement dated as of June 3, 1998, by and among Payless, PSS Investment II, Inc., a Nevada corporation ("Investment") and Payless Merger 2 Corp., a Missouri corporation, Payless was merged with Investment and as a result Payless became a second tier indirect wholly owned subsidiary of the Company.

 Pursuant to the Merger Agreement, all of Payless' outstanding shares of common stock were converted, on a share for share basis, into shares of common stock of the Company. As a result, Payless shareowners now hold common stock of the Company (instead of Payless) which is deemed to have been registered under Section 12(b) of the Securities Exchange Act of 1934.

 The conversion of shares of Payless common stock in the Merger occurred without requiring the physical exchange of certificates. Accordingly, certificates formerly representing shares of common stock of Payless are deemed to represent shares of common stock of the Company until any such certificates are submitted to the Company's transfer agent for transfer.

 Payless is a Missouri corporation and the Company is a Delaware corporation. Material differences between the former rights of holders of Payless common stock (prior to the merger) and the rights of holders of the Company's common stock have been previously reported, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended ("Rule 12b-2"), in the Company's Registration Statement on Form S-4 (Reg. No. 333-50577) at pages 17 to 23, under the caption "Comparison of Certain Rights of the Holders of New Payless Common Stock and Payless Common Stock". Accordingly, the Company is not making an additional report of that information in this Form 10-Q.

 Holders of the Company's common stock have one Right for each share of common stock held, pursuant to a Stockholder Protection Rights Agreement dated as of April 20, 1998 between the Company and UMB Bank, n.a., as Rights Agent. The rights formerly issued under the Rights Agreement, dated as of April 2, 1996, between Payless and The Bank of New York, were terminated immediately prior to the effective time of the Merger. A description of the Rights issued under the Company's Stockholder Protection Rights Agreement has been previously reported, as defined in Rule 12b-2, in the Company's Registration Statement on Form S-4 (Reg. No. 333-50577) at pages 13 to 15 under the caption "New Payless Capital Stock - New Payless Rights Agreement". Accordingly, the Company is not making an additional report of that information in this Form 10-Q.

Item 3 - Defaults Upon Senior Securities   None.

Item 4 - Submission of Matters to a Vote of Security Holders
 Previously reported in the Company's Quarterly Report on Form 10-Q for the period ended May 2, 1998.

Item 5 - Other Information
 In accordance with the Bylaws of the Company, a shareowner who at any annual meeting of shareowners of the Company intends to nominate a person for election as a director or present a proposal must so notify the Secretary of the Company in writing, describing such nominee(s) or proposal and providing specified information concerning such shareowner or nominee and the reasons for and interest of such shareowner in the proposal, as well as various other matters. Any person interested in making such a nomination or proposal should request a copy of the relevant Bylaw provisions from the Secretary of the Company. Generally, to be timely, such notice must be received by the Secretary at the executive offices of the Company not less than 75 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 90 days' notice or prior public disclosure of the date of the meeting is given or made to shareowners, notice by the shareowner to be timely must be so received not later than the close of business on the 15th day on which such notice of the date of the meeting was mailed or such public disclosure was made, whichever first occurs. The Company's next annual meeting is currently scheduled to be held on May 21, 1999, so any such notice must be received between February 20, 1999, and March 7, 1999, to be considered timely for purposes of the 1999 Annual Meeting. (February

 20, 1999, is a Saturday and March 7, 1999, is a Sunday; the Company's offices are closed on both days.) These time periods also apply in determining whether notice is timely for purposes of rules adopted by the Securities and Exchange Commission relating to exercise of discretionary voting authority, and are separate from and in addition to the Securities and Exchange Commission's requirements that a shareowner must meet to have a proposal included in the Company's proxy statement. Shareowner proposals intended to be presented at the 1999 Annual Meeting must be received by the Company no later than December 23, 1998, in order to be eligible for inclusion in the Company's proxy statement and proxy relating to that meeting. Upon receipt of any proposal, the Company will determine whether to include such proposal in accordance with regulations governing the solicitation of proxies.

Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits:

   Number     Description
   ------     -----------
     2        Agreement and Plan of Merger dated as of April 20, 1998
              by and among Payless, Registrant and Payless Merger
              Corp., as amended (incorporated by reference from exhibit
              2 to Registrant's current Report on Form 8-K (File No. 1-
              14770*) filed June 3, 1998).

     3.1      Restated Certificate of Incorporation of Registrant
              (incorporated by reference from exhibit 3.1 to Registrant's Current Report on Form 8-K (File No.
              1-14770*) filed June 3, 1998).

     3.2 Amended and Restated Bylaws of Registrant (incorporated by reference from exhibit 3.2 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3,
              1998).

     4 Stockholder Protection Rights Agreement, dated as of April 20,1998, as amended, between Registrant and UMB Bank n.a. (incorporated by reference from exhibit 4 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    10.1 Assumption Agreement, dated as of May 22, 1998, between Registrant and Payless (incorporated by reference from exhibit 99.1 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    10.2 1996 Stock Incentive Plan of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.2 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    10.3 Restricted Stock Plan for Non-Management Directors of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.3 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    10.4 Deferred Compensation Plan of Registrant, as amended effective April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.4 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3,
              1998).

    10.5 Executive Incentive Compensation Plan of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.5 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3,
              1998).

    10.6 Executive Incentive Compensation Plan for Business Unit Management of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.6 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    10.7 Deferred Compensation Plan for Non-Management Directors of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.7 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    10.8 Stock Appreciation and Phantom Stock Unit Plan for Payless ShoeSource International Employees of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (incorporated by reference from exhibit 99.8 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3,
              1998).

    10.9 Profit Sharing Plan of Registrant as amended and restated generally effective June 1, 1998 (incorporated by reference from exhibit 99.9 to Registrant's Current
              Report on Form 8-K (File No. 1-14770*) filed June 3,
              1998).

    10.10 Profit Sharing Plan for Puerto Rico Associates of Registrant, as amended effective June 1, 1998 (incorporated by reference from exhibit 99.10 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    10.11 Stock Ownership Plan of Registrant, as amended effective June 1, 1998 (incorporated by reference from exhibit

              99.11 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    10.12 Supplementary Retirement Plan of Registrant, as amended effective June 1, 1998 (incorporated by reference from exhibit 99.12 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    10.13 Form of Directors' and Officers' Indemnity Agreement of Registrant (incorporated by reference from exhibit 99.13 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    10.14 Amended and Restated Multicurrency Credit Agreement dated as of May 22, 1998, (but effective as of the date of the Reorganization, as defined therein) among Payless ShoeSource, Inc., a Missouri Corporation, Payless ShoeSource Holdings, Inc., a Delaware Corporation (now known as Payless ShoeSource, Inc.), PSS Investment II, Inc., several financial institutions and Bank of America National Trust and Savings Association, as Agent (incorporated by reference from exhibit 99.14 to Registrant's Current Report on Form 8-K (File No. 1-14770*) filed June 3, 1998).

    11.1      Computation of Net Earnings Per Share**

    27.1      Financial Data Schedule**

  * Formerly File Numbers 1-11633 and 333-50577

 ** Filed herewith


 (b)  Reports on Form 8-K

      On June 3, 1998, the Company filed a Current Report on Form 8-K, reporting on Item 5, Other Information and Item 7(c), Exhibits. In the Report, the Company announced the completion of its reorganization into a holding company structure incorporated in Delaware and filed the restated Certificate of Incorporation of the Registrant, Amended and Restated Bylaws of the Registrant and other amended and restated plans and agreements.

                              SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAYLESS SHOESOURCE, INC.



Date: 9/8/98                    /s/ Steven J. Douglass
      ------------             ------------------------------
                                     Steven J. Douglass
                                        Chairman and
                                  Chief Executive Officer



Date: 9/8/98                    /s/ Ullrich E. Porzig
      ------------             ------------------------------
                                     Ullrich E. Porzig
                                 Senior Vice President and
                                  Chief Financial Officer