Form 10-Q
period 1998-10-31
PAYLESS SHOESOURCE INC /DE/
filed 1998-12-08
CIK 1060232

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended October 31, 1998


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

                   Common Stock, $.01 par value
            33,620,928 shares as of November 28, 1998

                  PART 1 - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

            PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEET
                           (Unaudited)
(Dollars in millions)
                                Oct. 31,    Nov. 1,     Jan. 31,
ASSETS                            1998        1997        1998
------                          --------    --------    --------
Current Assets:
 Cash and cash equivalents      $  102.4    $  217.3    $  210.0
 Merchandise inventories           353.3       331.7       324.6
 Current deferred income taxes       7.7        11.9        16.9
 Other current assets               17.5        12.6        11.4
                                --------    --------    --------
   Total current assets            480.9       573.5       562.9

Property and Equipment:
 Land                                6.0         5.4         4.3
 Buildings and leasehold
   improvements                    603.9       572.6       559.3
 Furniture, fixtures and
   equipment                       306.5       295.0       279.7
 Property under capital leases       7.5         7.6         7.5
                                --------    --------    --------
   Total property and equipment    923.9       880.6       850.8
 Accumulated depreciation
   and amortization               (429.0)     (393.3)     (364.1)
                                --------    --------    --------
   Property and equipment          494.9       487.3       486.7

Deferred income taxes               24.2        15.9        19.9
Other assets                         3.5         3.5         3.5
                                --------    --------    --------
   Total Assets                 $1,003.5    $1,080.2    $1,073.0
                                ========    ========    ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current Liabilities:
 Current maturities of
   capital lease obligations    $    1.5    $    1.3    $    1.4
 Accounts payable                   84.1        88.7        63.8
 Accrued expenses                  125.7       115.2       112.9
                                --------    --------    --------
   Total current liabilities       211.3       205.2       178.1

Capital lease obligations            5.2         6.7         6.5

Other liabilities                   48.8        50.6        52.0

Shareowners' Equity:
 Common stock                        0.3         0.4         0.4
 Additional paid-in capital         21.0        20.7        21.0
 Unearned restricted stock          (5.5)       (8.6)       (7.6)
 Retained earnings                 722.4       805.2       822.6
                                --------    --------    --------
   Total shareowners' equity       738.2       817.7       836.4

   Total Liabilities and
       Shareowners' Equity      $1,003.5    $1,080.3    $1,073.0
                                ========    ========    ========

    See Notes to Condensed Consolidated Financial Statements.

               PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                              (Unaudited)


(Millions, except per share)

                           13 Weeks Ended           39 Weeks Ended
                        ---------------------    ---------------------
                        Oct. 31,     Nov. 1,     Oct. 31,     Nov. 1,
                          1998        1997         1998        1997
                        ---------   ---------    ---------   ---------
Net Retail Sales        $   643.1   $   635.7    $ 2,047.1   $ 1,997.4

Cost of sales               441.0       443.4      1,394.6     1,388.6

Selling, general and
  administrative
  expenses                  147.4       138.5        457.7       429.4

Interest (income)
  expense, net               (1.3)       (1.9)        (6.0)       (6.1)
                        ---------   ---------    ---------   ---------
Earnings before income
  taxes                      56.0        55.7        200.8       185.5

Provision for income
  taxes                      22.3        22.2         80.1        74.0
                        ---------   ---------    ---------   ---------

Net Earnings            $    33.7   $    33.5    $   120.7   $   111.5
                        =========   =========    =========   =========

Basic Earnings
  per Share             $    0.98   $    0.89    $    3.35   $    2.87
                        =========   =========    =========   =========
Diluted Earnings
  per Share             $    0.98   $    0.88    $    3.31   $    2.84
                        =========   =========    =========   =========
Basic Weighted Average
  Shares Outstanding         34.4        37.5         36.1        38.8
                        =========   =========    =========   =========
Diluted Weighted Average
  Shares Outstanding         34.5        38.1         36.4        39.2
                        =========   =========    =========   =========

       See Notes to Condensed Consolidated Financial Statements.

               PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Unaudited)

(Dollars in millions)                       39 Weeks Ended
                                         --------------------
                                         Oct. 31,    Nov. 1,
                                           1998        1997
                                         --------    --------
Operating Activities:
 Net earnings                            $  120.7    $  111.5
 Adjustments for noncash items
 included in net earnings:
   Depreciation and amortization             69.9        67.6
   Amortization of unearned
     restricted stock                         2.1         3.2
   Deferred income taxes                      4.9         0.1
 Merchandise inventories                    (28.7)       23.2
 Other current assets                        (6.1)       (2.8)
 Accounts payable                            20.3         5.7
 Accrued expenses                            12.8        16.7
 Other assets and liabilities, net           (3.4)        2.3
                                         --------    --------

Total Operating Activities                  192.5       227.5
                                         --------    --------

Investing Activities:
 Capital expenditures                       (84.9)      (59.3)
 Disposition of property and equipment        6.7         6.9
                                         --------    --------

Total Investing Activities                  (78.2)      (52.4)
                                         --------    --------
Financing Activities:
 Repayment of capital lease
   obligations                               (1.2)       (1.4)
 Purchases of common stock                 (220.7)     (150.0)
                                         --------    --------

Total Financing Activities                 (221.9)     (151.4)
                                         --------    --------

Increase (Decrease) in Cash
  and Cash Equivalents                     (107.6)       23.7
Cash and Cash Equivalents,
  Beginning of Year                         210.0       193.6
Cash and Cash Equivalents,               --------    --------
  End of Period                          $  102.4    $  217.3
                                         ========    ========

Cash paid during the period:
  Interest                               $    0.8    $    1.8
  Income Taxes                               62.3        58.9


       See Notes to Condensed Consolidated Financial Statements.

               PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
Payless ShoeSource, Inc., a Missouri corporation ("Payless") and its subsidiaries were reorganized into a Delaware holding company structure effective June 1, 1998 through a merger (the "Merger") with Payless Merger Corp., a Missouri corporation, which was an indirect wholly-owned subsidiary of Payless and a wholly-owned subsidiary of Payless ShoeSource, Inc., a Delaware corporation (the "Company"). The Company formerly was a wholly-owned subsidiary of Payless immediately prior to the merger. Each of the Company and Payless Merger Corp. were organized in connection with the Merger. Pursuant to the Merger, Payless became a wholly-owned subsidiary of the Company and is the principal operating subsidiary of the Company. The transaction was accounted for as a reorganization of entities under common control (similar to a pooling of interest). As a result, immediately following the effective time of the Merger the Company and its subsidiaries had the same consolidated net worth as Payless and its subsidiaries had immediately prior to the Merger.

For purposes of these Notes to Condensed Consolidated Financial
Statements, "Registrant", "New Payless" or "the Company" refers to Payless ShoeSource, Inc., a Delaware corporation, and its subsidiaries, unless the context otherwise requires.

Note 2. Interim Results. These Condensed Consolidated Financial Statements (Unaudited) of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 19-24) in the Company's 1997 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the Condensed Consolidated Financial Statements (Unaudited) are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the nine month period ended October 31, 1998, are not necessarily indicative of the results that may be expected for the year ending January 30, 1999.

Note 3. Inventories. Merchandise inventories are valued at the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market.

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

Note 5. Earnings Per Share. Basic earnings per share was computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

Note 6. Reclassifications. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

Note 7. Foreign Currency Translation. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average rates of exchange. The foreign currency translation was immaterial for the third quarter of 1998 and 1997.

Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations

The following discussion summarizes the significant factors affecting operating results for the quarters ended October 31, 1998 (1998) and November 1, 1997 (1997). This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements (Unaudited) and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q and the Notes to the Consolidated Financial Statements contained in the Company's 1997 Annual Report, for the year ended January 31, 1998.

Review of Operations

Net Earnings
Net earnings totaled $33.7 million in the third quarter of 1998, up 0.6% from $33.5 million in the third quarter of 1997. For the first nine months of 1998, net earnings were $120.7 million compared with $111.5 million in the 1997 period, an 8.3% increase.

The following table presents the components of costs and expenses, as a percent of net retail sales, for the third quarter and first nine months of 1998 and 1997.
                                                      First
                                  Third Quarter    Nine Months
                                  -------------   -------------
                                   1998   1997     1998   1997
                                  ------ ------   ------ ------
  Cost of sales                    68.6%  69.8%    68.1%  69.5%

  Selling, general and
    administrative expenses        22.9   21.8     22.4   21.5

  Interest (income)/expense, net    (.2)   (.3)     (.3)   (.3)
                                  ------ ------   ------ ------
  Earnings before income taxes      8.7%   8.7%     9.8%   9.3%
                                  ====== ======   ====== ======

  Effective income tax rate        39.9%  39.9%    39.9%  39.9%
                                  ====== ======   ====== ======
  Net Earnings                      5.2%   5.3%     5.9%   5.6%
                                  ====== ======   ====== ======

Net Retail Sales
Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the third quarter of 1998 total sales increased 1.2 percent from the third quarter of 1997, consisting of a
3.2 percent decrease in unit volume and a 4.5 percent increase in average selling prices. For the first nine months of 1998 total sales increased 2.5 percent from same period of 1997, consisting of a 1.6 percent decrease in unit volume and a 4.1 percent increase in average selling prices. Sales percent increases (decreases) are as follows:

                           Third Quarter       First Nine Months
                         ------------------   ------------------
                           1998      1997       1998      1997
                         --------  --------   --------  --------
   Net Retail Sales        1.2%     10.2%       2.5%     10.3%

   Same-Store Sales       (1.9%)     5.2%      (0.1%)     6.3%

Cost of Sales
Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $441.0 million in the 1998 third quarter, down 0.5% from $443.4 million in the 1997 third quarter. For the first nine months of 1998, cost of sales was $1.395 billion, a 0.4% increase from $1.389 billion in the 1997 period.

For the third quarter and first nine months, cost of sales, as a percent of net retail sales, declined 1.2 percent to 68.6 percent and 1.4 percent to 68.1 percent, respectively. Gross margin improvement in the third quarter and the first nine months of the year was primarily due to improvements in the merchandising mix, control of freight costs, and improvement in product costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $147.4 million in the 1998 third quarter, up 6.4 percent from $138.5 million in the 1997 third quarter. For the first nine months of 1998, selling, general and administrative expenses were $457.7 million compared with $429.4 million in the 1997 period, a 6.6 percent increase.

As a percent of net retail sales, selling, general and administrative expenses were 22.9 percent during the third quarter of 1998 compared with 21.8 percent in the third quarter of 1997. For the first nine months of 1998, selling, general and administrative expenses as a percent of net retail sales were 22.4 percent in 1998 compared with 21.5 percent in 1997.

The increase during the third quarter of 1998 was attributed to negative leverage on store payroll due to a decline in same-store sales and increases in systems expenses.

The increase during the first nine months of 1998 was attributed to an increase in advertising expense, negative leverage due to below plan results at Parade of Shoes, and investments in Payless systems to support future growth, to enhance distribution capabilities and to implement the Payless Year 2000 program as discussed under "Year 2000 Readiness Disclosure" below.

Stock Compensation Plans
The stock compensation plans established by the Company are accounted for by applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for stock-based compensation plans other than for restricted stock and performance-based awards. Had compensation cost for the Payless stock options been determined under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, net earnings and earnings per share for the third quarter of 1998 and 1997 would have been reduced by approximately $1.6 million, or $0.05 per share and $5.7 million, or $0.15 per share, respectively. For the first nine months of fiscal 1998 and 1997 net earnings and earnings per share would have been reduced by approximately $4.5 million, or $0.12 per share and $11.9 million, or $0.31 per share, respectively.

Cash Flow
Cash flow from operations during the nine months ended October 31, 1998, was $192.5 million. This figure represented 9.4 percent of net retail sales during the first nine months of 1998 compared with 11.4 percent during the first nine months of 1997. Internally generated funds are expected to continue to be the most important component of the Company's capital resources and are expected to fund capital expansion. Sources and (uses) of cash flows are summarized below:

                                    39 Weeks Ended
                                  -------------------
                                  Oct. 31,    Nov. 1,
(Dollars in millions)               1998       1997
                                  --------   --------
Net earnings
  and noncash items               $  197.6   $  182.4
Working capital
  decrease (increase)                 (5.1)      45.1
Investing activities                 (78.2)     (52.4)
Purchases of common stock           (220.7)    (150.0)
Other financing activity              (1.2)      (1.4)
                                  --------   --------
Increase (decrease) in cash
  and cash equivalents            $ (107.6)  $   23.7
                                  ========   ========
Capital Expenditures
Capital expenditures during the first nine months of 1998 totaled $84.9 million with an additional $27.8 million estimated to be incurred during the remainder of fiscal year 1998. The Company anticipates that cash flow from operations and the Company's existing credit facility should be sufficient to finance projected capital expenditures.

Financing Activities
During the third quarter of 1998, the Company acquired 1.5 million shares of its common stock for an aggregate price of $67.9 million.

On October 8, 1998, the Board of Directors authorized the expansion of the Company's share repurchase program to a total of $500 million dollars worth of the Company's common stock. This expansion increased the prior $150 million authorization of the Company's Board of Directors announced on August 10, 1998.

Available Credit
The Company has in place a $200 million unsecured revolving credit facility with a bank syndication group on which no amounts were drawn down as of October 31, 1998.

Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:
                                Oct. 31,    Nov. 1,   Jan. 31,
                                  1998       1997       1998
                                --------   --------   --------
Current Ratio                     2.3        2.6         3.2
Debt-to-Capitalization Ratio*     0.9%       1.0%        1.0%
Fixed Charge Coverage**           4.1x       3.7x        3.5x

      * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 53.7%, 50.9% and 50.1% respectively, for the periods referred to above.

      ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense.

The Company's fixed charge coverage ratio for the 52 weeks ended October 31, 1998 increased as compared with the 52 week period ended November 1, 1997, due primarily to increased net earnings.

Store Activity
At the end of the third quarter of 1998, the Company operated 4,327 Payless ShoeSource stores in 50 states, Canada, the District of Columbia, Guam, Saipan, Puerto Rico and the U.S. Virgin Islands and 212 Parade of Shoes stores. The following table presents the change in store count for the third quarter and first nine months of 1998 and 1997.
  Payless ShoeSource                                 First
                                  Third Quarter    Nine Months
                                  -------------   ------------
                                    1998   1997    1998   1997
                                   -----  -----   -----  -----
  Beginning of quarter/year        4,293  4,223   4,256  4,236
  Stores opened                       71     53     178    116
  Stores closed                      (37)   (33)   (107)  (109)
                                   -----  -----   -----  -----
  Ending store count               4,327  4,243   4,327  4,243
                                   =====  =====   =====  =====

  Parade of Shoes                                     First
                                  Third Quarter    Nine Months
                                  -------------   ------------
                                    1998   1997    1998   1997
                                   -----  -----   -----  -----
  Beginning of quarter/year          211    183     175      0
  Stores acquired                      0      0       0    186
  Stores opened                       10      2      51      4
  Stores closed                       (9)    (2)    (14)    (7)
                                   -----  -----   -----  -----
  Ending store count                 212    183     212    183
                                   =====  =====   =====  =====

Year 2000 Readiness Disclosure
Many existing computer programs were designed and developed without regard for the Year 2000 and beyond. If not corrected, these computer applications could fail or create erroneous results before or at the Year 2000. For the Company, this could disrupt product purchasing and distribution, store operations, finance and other support areas and affect the Company's ability to timely deliver product to stores, thereby causing potential lost sales opportunities and additional expenses.

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

Internally Engineered Systems. With assistance from another international consulting firm, the Company has evaluated and continues to evaluate the extent to which modifications to its internally engineered computer systems will be necessary to accommodate the Year 2000 and is modifying its internally engineered computer systems to enable continued processing of data into and beyond the Year 2000. This phase of the Company's Year 2000 program is nearing completion and the Company anticipates completing remediation and testing of its internally engineered computer systems by the end of the second quarter of fiscal 1999.

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

Costs to Address the Year 2000

Spending for modifications is being expensed as incurred and is not expected to have a material impact on the Company's results of operations or cash flows. The cost of the Company's Year 2000 program is being funded with cash flows from operations. The Company's total Year 2000 expenditures (including external and internal expenditures) are estimated to be in the range of $8-10 million. While the foregoing estimate does include internal costs, the Company does not separately track all of the internal costs incurred by it for the Year 2000 program. Such costs are principally the related payroll costs for the Company's Year 2000 Program Management Office and other internal resources who are also contributing their efforts to the Year 2000 program. The largest single Year 2000 expenditure to date has been consulting fees incurred in the context of the remediation of the Company's internally engineered computer systems as discussed above. To date, the Company has expended approximately 90% of its estimated total Year 2000 expenditures, although the percentage expended cannot necessarily be taken as an indication of the Company's degree of completion of its Year 2000 program.

Risk Analysis

Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its business partners. As noted above, a large-scale Year 2000 failure could impair the Company's ability to timely deliver product to stores, resulting in potential lost sales opportunities and additional expenses. Neither the precise magnitude of such lost sales opportunities and additional expenses nor the exact costs of carrying out contingency plans has yet been ascertained by the Company. The Company's Year 2000 program seeks to identify and minimize this risk and includes testing of its internally engineered systems and purchased hardware and software, to ensure, to the extent feasible, all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its significant business partners based upon information obtained through its surveys and interviews. That refinement will continue throughout 1998 and 1999.

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

                      PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

 (a)  Exhibits:

   Number     Description
   ------     -----------
     3.1      Restated Certificate of Incorporation of Registrant
              (incorporated by reference from exhibit 3.1 to Registrant's Current Report on Form 8-K (File No.
              1-14770) filed June 3, 1998).

     3.2 Amended and Restated Bylaws of Registrant (incorporated by reference from exhibit 3.2 to Registrant's Current Report on Form 8-K (File No. 1-14770) filed June 3,
              1998).

    10.15 Amendment No. 1 to the Amended and Restated Multicurrency Credit Agreement dated as of November 23, 1998, among Payless ShoeSource, Inc., a Missouri corporation, Payless ShoeSource, Inc. (formerly Payless ShoeSource Holdings, Inc.), a Delaware corporation, Payless ShoeSource Finance, Inc. (formerly PSS Investment II, Inc.), a Nevada corporation, the several financial institutions signatory thereto, and Bank of America National Trust and Savings Association, individually and as agent.*

    11.1      Computation of Net Earnings Per Share*

    27.1      Financial Data Schedule*

    * Filed herewith


 (b)  Reports on Form 8-K - None

                              SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PAYLESS SHOESOURCE, INC.



Date: 12/8/98                         /s/ Steven J. Douglass
     ---------------                --------------------------------
                                           Steven J. Douglass
                                              Chairman and
                                          Chief Executive Officer



Date: 12/8/98                         /s/ Ullrich E. Porzig
     ---------------                --------------------------------
                                             Ullrich E. Porzig
                                         Senior Vice President and
                                          Chief Financial Officer