Form 10-K405
period 1999-01-30
PAYLESS SHOESOURCE INC /DE/
filed 1999-04-12
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark one)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 1999
                                            OR
[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                         to
                               -----------------------     --------------------
                         Commission File Number 1-14770

                            PAYLESS SHOESOURCE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           43-1813160
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification Number)

3231 SOUTH EAST SIXTH STREET, TOPEKA, KANSAS                  66607-2207
(Address of principal executive offices)                     (Zip Code)

                                 (785) 233-5171
                         (Registrant's telephone number,
                              including area code)

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
Title of each class                                   on which registered

Common Stock, par value $.01 per share                New York Stock Exchange
Preferred stock purchase rights                       New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  X    No
                                                     ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Registrant's Common Stock held by non-affiliates based on the closing price of $46.625 on April 1, 1999 was $ 1,466,086,385 (The New York Stock Exchange was closed on April 2, 1999).

The Registrant had 32,065,259 shares of $.01 par value Common Stock issued and outstanding as of April 2, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Annual Report to Shareowners for the fiscal year ended January 30, 1999 (the "1998 Annual Report") are incorporated into Part II, as described herein.

2. Portions of Registrant's 1999 Proxy Statement for the Annual Meeting to be held on May 28, 1999, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

         This report contains, and from time to time the Registrant may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, possible strategic alternatives and similar matters. Also, statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forwarding-looking statements. The Registrant notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Registrant's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; successful implementation of new technologies; Year 2000 matters, the financial condition of the suppliers and manufacturers from whom the Registrant sources its merchandise; changes in existing or potential duties, tariffs or quotas; availability of suitable store locations and appropriate terms; the ability to hire and train associates; and general economic, business and social conditions.

                            Payless ShoeSource, Inc.
                             Form 10-K Annual Report
                   For the fiscal year ended January 30, 1999


                                     PART I

Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters
Item 6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8.  Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Signatures

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Payless ShoeSource, Inc., a Delaware corporation, together with its subsidiaries, ("Payless," the "Company" or the "Registrant") is the largest family footwear retailer in the United States with more than $2.62 billion in sales in the fiscal year ended January 30, 1999 ("1998"). The Company sold approximately 204 million pairs of shoes in 1998, and served more than 147 million customers.

As of January 30, 1999, the Company operated 4,357 Payless ShoeSource stores in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, Saipan, and Canada. Payless ShoeSource stores feature fashionable, quality footwear for men, women and children, including athletic, casual, dress, sandals, work boots and slippers. In addition, the Company operated 213 Parade of Shoes stores in 16 states. Parade of Shoes offers fashionable women's footwear and accessories at moderate prices.

DEVELOPMENTS

During 1998, the Company opened 228 new Payless ShoeSource stores, including stores in Canada, Guam and Saipan, and closed 127 underperforming stores. During 1998, Parade of Shoes opened 55 stores and closed 17 underperforming stores.

In January 1997, the Board of Directors of the Company authorized the repurchase of up to $150 million of outstanding Common Stock of Payless in open-market transactions. In September 1997, the Company completed this $150 million repurchase (having repurchased approximately 2.8 million shares). In September 1997, the Board of Directors of the Company authorized a second repurchase of up to $150 million of outstanding Common Stock in open-market transactions, subject to market conditions and receipt of a favorable ruling from the Internal Revenue Service (IRS). The Company received the favorable IRS ruling in March 1998. In July 1998, the Company completed this $150 million repurchase (having purchased approximately 2.2 million shares). In August 1998, the Board of Directors of the Company authorized a third repurchase of up to $150 million of outstanding Common Stock of Payless in open-market transactions. In October 1998, the third $150 million repurchase was increased by the Board of Directors, on the same terms, to $500 million. Between August 1, 1998 and October 31, 1998 the Company repurchased 1.5 million shares. Between November 1, 1998 and January 30, 1999, the Company repurchased 1.2 million shares. The aggregate cost of the 2.7 million repurchased shares was $122.9 million. The Company expects that any repurchased shares will be held in treasury for general corporate purposes.

HISTORY

The Company was founded in Topeka, Kansas in 1956 with a strategy of selling low cost, high quality family footwear on a self-service basis. In 1962, Volume Distributors, as the Company was known at the time, became a public company. In 1979, the Company (then called Volume Shoe Corporation) was acquired by The May Department Stores Company of St. Louis, Missouri ("May"). The Company changed its name to Payless ShoeSource, Inc. in 1991. On May 4, 1996, Payless became an independent public company incorporated in Missouri as a result of its spin-off from May. In June 1998, Payless was reorganized into a holding company structure with the retail operations centralized in Payless ShoeSource, Inc., a Missouri corporation, the indirect, wholly-owned subsidiary of Payless

ShoeSource, Inc., a Delaware corporation. The Company is listed for trading on the New York Stock Exchange under the symbol "PSS."

PAYLESS SHOESOURCE STORES

The average size of the Company's Payless ShoeSource stores is approximately 3,400 square feet. Each store carries an average of 8,143 pairs of shoes selected from approximately 600 styles offered throughout the Payless ShoeSource chain. Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings and strip centers. Of the 4,357 Payless locations open at the end of 1998, 730 incorporated a "Payless Kids" area which consists of approximately an additional 1,000 square feet of selling space devoted to an expanded assortment of children's shoes and seven were exclusively "Payless Kids" stores. The stores that include a "Payless Kids" area and those that are dedicated "Payless Kids" stores are located throughout the country, have wider aisles, children-friendly seating and an entertainment center for children. Payless intends to phase out the seven exclusively "Payless Kids" stores.

The Company's Payless ShoeSource stores operate in rural, suburban and urban environments. The 11 states with the largest concentration of the Company's Payless ShoeSource stores are identified below (along with the total number of Payless ShoeSource stores):

                                                NO. OF PAYLESS
                  STATE                        SHOESOURCE STORES
                  -----                        -----------------

                  California                         652
                  Texas                              376
                  Florida                            276
                  New York                           270
                  Pennsylvania                       196
                  Illinois                           195
                  Ohio                               179
                  Michigan                           153
                  New Jersey                         122
                  Washington                         102
                  Massachusetts                      102
                  Other (including
                  non-U.S. stores)                 1,734
                                                   -----

                  Total                            4,357

The Company's Payless ShoeSource stores are highly automated, each with an electronic point of sale register and a back office computer which not only records transactions from the register, but also serves many other store supporting functions including price look-up, accumulation of associate hours worked and communications with the Company's headquarters in Topeka, Kansas. Store associates receive regular weekly communications from the Company's headquarters describing promotional and display requirements.

The Company's Payless ShoeSource operations are directed centrally by a senior officer and a small support staff. In January 1999, the domestic Payless retail operation was reorganized and consolidated from six divisions to four divisions. The division headquarters are located in Atlanta, Baltimore, Chicago and Dallas. Divisions are directed by a Division Senior Vice President, five operations directors and a small support staff.

Each Payless ShoeSource store has a manager and approximately five associates. The stores are organized into districts. District managers, to whom the store managers report, themselves report to the division offices and have full responsibility for the stores in their district. Division offices also have loss prevention and inventory control functions. Human resources, merchandising support and other more general support services, are provided from the Company's headquarters.

PARADE OF SHOES STORES

The Company's Parade division, which was acquired in March 1997, from J. Baker, Inc., of Canton, Massachusetts, emphasizes the retail sale of fashionable, quality, primarily leather, women's shoes. As of January 30, 1999, the Company operated 213 Parade stores as a separate division supported by Payless sourcing, distribution, information systems, real estate, human resources and financial operations.

Major markets include Boston, New York City, Chicago, Philadelphia and Washington, D.C. The average size of a Parade store is approximately 2,300 square feet. These stores operate in a variety of real estate formats including shopping malls, central business districts and strip centers.

EMPLOYEES

During 1998, the Company's average number of employees was approximately 26,000, including approximately 15,000 full-time associates and 11,000 part-time associates. Approximately 540 of the Company's distribution center general warehouse associates are covered by collective bargaining agreements. Management believes it has a good relationship with all employees.

The Company is led by a team of senior management executives who have an average of 17 years of retail industry experience, including an average of 12 years with the Company and May.

PRODUCTS

The Company's Payless ShoeSource stores offer a broad assortment of fashionable, quality footwear for men, women and children, including athletic, casual, dress, sandals, work boots and slippers. Shoes are constructed with leather, canvas and man-made materials. Styling is updated regularly in an effort to remain current with proven fashion trends. During 1998, shoes sold at the Company's Payless ShoeSource stores sold at an average retail price of $11.88/pair. In addition to shoes, Payless ShoeSource stores offer accessories, including handbags, shoe polish and hosiery. Parade stores are self-service and feature fashionable women's dress, casual and athletic footwear priced in the $20 to $40/pair range.

The Company's merchandising effort is led by the President and three general merchandise managers with an average of 19 years of retail experience. They direct teams of buyers, planners and distributors that interact with agents and factory representatives to design, select, produce, inspect and distribute footwear and accessories to Payless ShoeSource and Parade stores.

CUSTOMERS

The Company sells footwear to women, men and children of all age groups. The Company has significant market penetration with its target customers: women between the ages of 18 and 64. The Company believes that more than 45% of its target customers, regardless of household income, purchased at least one pair of shoes from the Company last year. In 1998, the Company sold more pairs of children's shoes than any other U.S. footwear retailer.

SEASONALITY

The retail footwear market is characterized by four high volume seasons: Easter, early Summer, back-to-school and Winter holiday. The Company must increase inventory levels during these periods to support the increased demand for seasonal styles. Unseasonable weather patterns may affect planned sales of seasonal products such as sandals and boots.

PURCHASING

The Company, both on its own account and through its indirect, wholly-owned subsidiary, Payless ShoeSource Merchandising, Inc., utilizes a network of agents and factories in the United States and 10 foreign countries to obtain its products. These products are manufactured to meet the Company's specifications and standards. The strength of the Company's relationships with agents and factories, some dating back over 40 years, has allowed the Company to revise its sourcing strategies to reflect changing political and economic environments. In the past, many of the Company's agents and factory owners have played significant roles in developing production in new factories and in new countries without compromising production capacity or product quality. Factories in the People's Republic of China are a source of approximately 84% of the Company's merchandise. There can be no assurance that a change in political climate with or in China would not have a material adverse effect on the Company. The Company does not purchase "seconds" or "overruns" and does not own any manufacturing facilities. The Company closely integrates its merchandise purchasing requirements with various manufacturers through its sourcing organization which has offices in Kansas, Taiwan, China and Brazil. Management believes it has good relationships with the entities from which it sources, although there can be no assurance that such relationships will remain good or that such entities believe that such relationships are good.

Worldwide, approximately sixty percent of the Company's merchandise on an at cost basis is acquired through a network of third-party agents. Payless ShoeSource International, Inc., the Company's indirect subsidiary in Taipei, Taiwan, arranges directly with factories for the design, selection, production management, inspection and distribution of approximately one-third of the shoes acquired for the Company.

Risks inherent in foreign manufacturing (i.e., manufacturing outside the United States) include economic and political instability, transportation delays and interruptions, restrictive actions by foreign governments, the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes, trade and foreign tax laws and fluctuations in currency exchange rates. While the Company has not historically experienced material adverse effects resulting from the occurrence of these types of risks, there is no assurance that in the future the occurrence of these risks will not result in increased costs and delays or disruption in product deliveries that could cause loss of revenue and damage to customer relationships and have a material adverse effect on the Company.

China currently enjoys "normal trade relations" ("NTR") status under United States tariff laws. NTR status provides the most favorable level of United States import duty rates. China's NTR status is annually reviewed by the United States Congress. Extension of this status is subject to uncertainty every year. The loss of NTR status for China would likely result in substantially increased costs to the Company in the purchase of merchandise from China. The Company believes, however, that its competitors in the footwear industry would be similarly affected.

QUALITY ASSURANCE

The Company's quality assurance organization sets standards and specifications for product manufacture, performance and appearance. It communicates those standards and specifications through its copyrighted quality assurance manual. The Company stands behind the quality of the shoes it sells to its customers by permitting return of purchased merchandise with proper documentation evidencing purchase.

The quality assurance organization also provides technical design support for the Company's direct purchasing function. It is responsible for review and approval of agent and factory technical design, for worldwide laboratory testing of materials and components, and for performing in-factory product inspections to ensure that materials and factory production techniques are consistent with Company specifications. The Company locates its field inspection personnel close to the factories and freight consolidation facilities it uses throughout the world.

PRODUCTION MANAGEMENT

The production management organization manages an ongoing process to qualify and approve new factories, while continually assessing existing factory service and quality of performance. New factories must meet specified quality standards for shoe production and minimum capacity requirements. They must also agree to the Company's production control processes and certify that neither they nor their suppliers use forced or child labor. Factory performance must continually improve or the factory runs the risk of being removed from the list of approved factories. The production management organization utilizes a unique, internally developed production control process by which the Company is electronically linked to the factories and agents. This process is designed to ensure on-time deliveries of merchandise with minimum lead time and without unnecessary costs.

The Company believes that maintaining strong factory relationships, improving key factory performance factors and improving factory profitability is critical to long-term sourcing stability. Its manufacturing services group, based in Asia, provides direction and leadership to key factories in the areas of overall productivity improvement and lead time reduction.

MERCHANDISE DISTRIBUTION

The Company believes that its distribution system provides it with a competitive advantage. The Company's merchandise distribution teams are able to track shoes by the pair from order placement through sale to the customer by the use of perpetual inventory, product planning and retail price management systems. These systems are maintained by experienced information systems personnel and are enhanced regularly to improve the product distribution process. Distribution analysts review sales and inventory by size and style to maintain availability of product within the Company's stores.

The Company, through its indirect, wholly-owned subsidiary, Payless ShoeSource Distribution, Inc., operates a single 795,000 square foot distribution center, including office space, in Topeka, Kansas, capable of replenishing in-store product levels by style, color and size. This facility, which currently handles approximately 65 percent of the Company's distribution needs, operates seven days-a-week. Management believes this facility is one of the most highly-automated and cost-efficient distribution facilities in the footwear industry. The remaining 35 percent of the Company's distribution needs are handled by a third party facility in Los Angeles, California. The Company believes its distribution center system has sufficient capacity to support more than 5,000 stores. Stores generally receive new merchandise at least once a week, in an effort to maintain a constant flow of new and replenished merchandise.

INDUSTRY SEGMENTS

The retail footwear industry can be divided into high, moderate and value-priced segments. The high priced segment is controlled by department stores. The moderate priced segment, which includes specialty shoe chains, mass merchandisers, and junior department stores, has no single dominant competitor. The value-priced segment is dominated by the Company and national discount mass-merchandisers.

Based on industry data, the United States footwear market is estimated to be $34.7 billion/year comprising over one billion pairs of footwear, and has remained relatively constant in each respect over the past several years. Industry data suggests that the quality offered in the value-priced segment has improved significantly over the last 15 years. This improvement appears to be the primary cause of the near doubling of this segment's share of the market over the past 12 years based on dollar volume.

The Company considers itself part of the value-priced segment of the footwear industry. In 1998, the Company's sales accounted for approximately 6.8 percent of the total sales of the estimated $34.7 billion United States footwear market; this percentage has grown over the past four decades.

COMPETITION

The Company operates in a highly competitive retail market competing primarily with national and regional discount mass-merchandisers, as well as with other self-service discount shoe stores and off-price outlet stores. Competition is based on product selection, quality and availability, price, store location, customer service and promotional activities. The Company believes that it has a leadership position in the footwear market.

INTELLECTUAL PROPERTY

The Company, through its wholly-owned subsidiaries, owns certain copyrights, trademarks and patents which it uses in its business and which it regards as valuable assets. The trademarks include Payless(R), Payless ShoeSource(R), Payless Kids(R), and Parade of Shoes(R). The Company owns all rights to the yellow and orange logo used in its Payless ShoeSource signs and advertising. In the United States, the Company has registered over 200 key marks and owns over 50 common law marks under which it markets private label merchandise in its Payless ShoeSource stores. In addition, the Company owns over 50 registered and common law marks under which it markets private label merchandise in its Parade stores. The Company also owns registrations for Payless ShoeSource in over 50 foreign countries. All of the Company's registered trademarks may be renewed indefinitely.

MARKETING

The Company's marketing efforts are multi-dimensional, including nationally broadcast television advertising, newspaper and mail inserts in support of major promotional periods. In addition to media support, the Company utilizes in-store promotional materials, including posters, signs and point of sale items. Also, the Company advertises its business through promotional funds, media funds, merchants' associations and similar efforts offered by various landlords from whom the Company leases its stores.

The Company's marketing staff is augmented by a full-service advertising concern that provides creative services, media purchase and consumer research.

ENVIRONMENT

Compliance with federal, state and local statutes, rules, ordinance, laws and other provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had, and is not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

FOREIGN OPERATIONS

In late 1997, the Company, through its indirect, wholly-owned subsidiary, PSS Canada, Inc., opened its first store in Canada. By the end of fiscal year 1998, the Company had opened 86 Canadian stores in major metropolitan areas.

DIRECTORS OF THE COMPANY

Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company's Directors:


         NAME                                        PRINCIPAL OCCUPATION
         ----                                        --------------------

Steven J. Douglass                                   Chairman of the Board and Chief Executive Officer of the
                                                     Company
Richard A. Jolosky                                   Vice Chairman of the Company
Daniel Boggan Jr.                                    Senior Vice President of the National Collegiate Athletic
                                                     Association
Howard R. Fricke                                     Chairman of the Board and Chief Executive Officer of The
                                                     Security Benefit Group of Companies
Thomas A. Hays                                       Retired, formerly Deputy Chairman of The May Department
                                                     Stores Company
Ken C. Hicks                                         President of the Company
Mylle B. Mangum                                      Senior Vice President of CWT Holdings, Inc. (f/k/a Carlson
                                                     Wagonlit Travel)
Michael E. Murphy                                    Retired, Formerly Vice Chairman and Chief Administrative
                                                     Officer of Sara Lee Corporation
Robert L. Stark                                      Retired, Formerly Executive Vice President Hallmark Cards,
                                                     Inc.

EXECUTIVE OFFICERS OF THE COMPANY

Listed below are the names and ages of the executive officers of the Company as of May 28,1999 and offices held by them with the Company.


         NAME                               AGE                        POSITION AND TITLE
         ----                               ---                        ------------------

Steven J. Douglass                          49                         Chairman of the Board and Chief Executive
                                                                       Officer
Richard A. Jolosky                          64                         Vice Chairman
Ken C. Hicks                                46                         President
Duane L. Cantrell                           43                         Executive Vice President - Retail Operations
Bryan P. Collins                            45                         Senior Vice President and Division Director
                                                                       for Parade of Shoes



Stephen Farley                              44                         Senior Vice President - Marketing
Gerald F. Kelly, Jr.                        51                         Senior Vice President - Logistics/Information
                                                                       Services and Technology
Harris Mustafa                              45                         Senior Vice President - Merchandise
                                                                       Distribution
Jed L. Norden                               48                         Senior Vice President - Human Resources
JoAnn Ogee                                  44                         Senior Vice President - General Merchandise
                                                                       Manager - Women's
Ullrich E. Porzig                           53                         Senior Vice President, Chief Financial Officer
                                                                       and Treasurer
William J. Rainey                           52                         Senior Vice President, General Counsel and
                                                                       Secretary
Thomas L. Rinehart                          44                         Senior Vice President - General Merchandise
                                                                       Manager - Men's
Gary M. Stone                               50                         Senior Vice President - Store Development
Larry M. Strecker                           40                         Senior Vice President - Worldwide Sourcing
Michael S. Wilkes                           45                         Senior Vice President - General Merchandise
                                                                       Manager - Children's

STEVEN J. DOUGLASS has served as Chairman of the Board and Chief Executive Officer of Payless since May 4, 1996, the date on which Payless Common Stock was distributed in a spin-off by The May Department Stores Company ("May") to its shareowners (the "Spin-off"). Mr. Douglass was also Chairman and Chief Executive Officer of Payless from April, 1995 to the Spin-off. He joined Payless in 1993 and served as Senior Vice President/Director of Retail Operations from 1993 to January, 1995 and as Executive Vice President/Director of Retail Operations from January, 1995 to April, 1995. Prior to his association with Payless, Mr. Douglass held several positions at divisions of May, serving as Chairman of May Company, Ohio (1990-1993) and Senior Vice President and Chief Financial Officer of J.W. Robinsons (1986-1990). Mr. Douglass is a director of The Security Benefit Group of Companies. Mr. Douglass has served as a Director of Payless since April 30, 1996.

RICHARD A. JOLOSKY has served as Vice Chairman of Payless since January 28, 1999. He served as President of Payless from 1996 through January, 1999. Mr. Jolosky initially joined Payless in September, 1982, serving as Executive Vice President-Merchandising (1982-1984) and then as President (1985-1988). Mr. Jolosky was previously President and Chief Executive Officer of Silverman Jewelry Company (1995-1996), and Chief Executive Officer of the Richard Allen Company (1992-1995). Mr. Jolosky is a director of Stage Stores, Inc. and has served as a Director of Payless since April 30, 1996.

KEN C. HICKS has served as President of the Company since January 28, 1999. Before joining Payless, he was Executive Vice President and General Merchandise Manager for Home Shopping Network, Inc. Prior to his association with Home Shopping Network, Inc., Mr. Hicks held several positions with May serving as:
Senior Vice President and General Merchandise Manager of Foley's Department Stores (1995-1998), Senior Vice President and General Merchandise Manager for May Merchandising Company (1990-1995) and as Senior Vice President of Strategic Planning for May (1987-1990). Mr. Hicks has served as a Director of Payless since January 28, 1999.

DUANE L. CANTRELL has served as Executive Vice President-Retail Operations since April, 1997 and as Senior Vice President-Retail Operations (1995-1997). He was the Company's Senior Vice President-Merchandise Distribution and Planning (1992-1995) and Senior Vice President-Merchandise Distribution (1990-1992). Mr. Cantrell has been employed by the Company since 1978.

BRYAN P. COLLINS has served as Senior Vice President and Division Director for Parade of Shoes since December, 1996. Prior to that he was Senior Vice President and General Merchandise Manager-Women's since January, 1994. He also served the Company as Senior Vice President and

General Merchandise Manager-Women's Seasonal/Leisure (1991-1994). Mr. Collins has been employed by the Company since 1991 and was previously employed by the Company (1975-1985).

STEPHEN FARLEY has served as Senior Vice President-Marketing since July, 1994. Prior to that he was Vice President-Marketing (1993-1994) and Vice President-Advertising (1992-1993). Prior to joining the Company, Mr. Farley was employed by Earl Palmer Brown as Executive Vice President of Client Services (1989-1992).

GERALD F. KELLY, JR. has served as Senior Vice President-Logistics/Information Services and Technology since February, 1996. Prior to that he was Senior Vice President-Information Services and Chief Financial Officer (1990-1996) and Senior Vice President-Information Services (1986-1990).

HARRIS MUSTAFA has served as Senior Vice President-Merchandise Distribution since May, 1995. Prior to that he was Vice President-Financial
Planning/Purchasing (1990-1995). Mr. Mustafa has been employed by the Company since 1987.

JED L. NORDEN has served as Senior Vice President-Human Resources since July, 1985. He served as Vice President-Executive Development of May (1984-1985). Prior to joining May, Mr. Norden held various management positions with Ingersoll-Rand, most recently serving as General Manager-Personnel and Facilities (1982-1984).

JOANN OGEE has served as Senior Vice President and General Merchandise Manager-Women's since May, 1997. Ms. Ogee served as Senior Vice President and General Merchandise Manager, Intimate Apparel, Accessories, Footwear, Menswear and Children's for Charming Shoppes, Inc. from October, 1993 to May, 1997. She also worked as Senior Merchandiser for Victoria's Secret from June, 1990 to October, 1993 and held several leadership positions during her fifteen years with Macy's.

ULLRICH E. PORZIG has served as Senior Vice President, Chief Financial Officer and Treasurer since April, 1998. He served as Senior Vice President and Chief Financial Officer from February, 1996 to April, 1998 and from 1986 to 1988. Between 1993 and 1996, Mr. Porzig was Senior Vice President, Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993, he was employed by May in various capacities including Senior Vice President-Finance and Chief Financial Officer of Foley's (1988-1993).

WILLIAM J. RAINEY has served as Senior Vice President, General Counsel and Secretary since April, 1996. Prior to joining the Company, Mr. Rainey served as Executive Vice President, General Counsel and Secretary of Fourth Financial Corporation (1994-1996) and Vice President, General Counsel of Cabot Corporation (1991-1993).

THOMAS L. RINEHART has served as Senior Vice President and General Merchandise Manager-Men's since December, 1992. Before joining the Company, he was employed by the Custom Shop, Inc. as President and Chief Operating Officer (1992) and by Club International, Inc. as President and Chief Executive Officer (1990-1991). From 1976 to 1990, Mr. Rinehart was employed by Federated Department Stores in various capacities, most recently serving as Vice President General Merchandise Manager.

GARY M. STONE has served as Senior Vice President-Store Development since February, 1997. Prior to joining the Company, Mr. Stone was employed by PepsiCo, Inc. as Senior Vice President and General Manager-Restaurant Services (1995-1997) and Vice President, Asset Development-Pizza Hut (1990-1995).

LARRY M. STRECKER has served as Senior Vice President-Worldwide Sourcing since January, 1999. He formerly served as Senior Vice President and Managing Director of Payless ShoeSource International (1996-1999), and Vice President of Worldwide Sourcing (1993-1996). Before joining the

Company, Mr. Strecker was employed by Frito-Lay, Inc. as Director of Service and Distribution (1991-1993).

MICHAEL S. WILKES has served as Senior Vice President and General Merchandise Manager-Children's since January, 1994. Prior to that he served as Senior Vice President-General Merchandise Manager-Women's Dress/Casual (1990-1994). Mr. Wilkes has been employed by the Company since 1986.

ITEM 2.           PROPERTIES

The Company leases substantially all of its stores. The leases typically have a primary term of 5 or 10 years, with one or two five-year renewal options. During 1999, approximately 693 of the Company's leases, including 170 leases which, as of January 30, 1999, were month-to-month tenancies, are due to expire. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the stores' sales volume. Payless ShoeSource stores average approximately 3,400 square feet and Parade of Shoes stores average approximately 2,300 square feet. The Company owns and operates, directly or through its wholly-owned subsidiaries, a 305,000 square foot central office building and a 795,000 square foot distribution facility, including office space, both of which are located in Topeka, Kansas.

ITEM 3.           LEGAL PROCEEDINGS

There are no material pending legal proceedings, to which the company or any of its subsidiaries is a party or of which any of their property is the subject. The Company and its subsidiaries are parties to ordinary private litigation incidental to their business.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended January 30, 1999.

                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
                  SHAREOWNER MATTERS

There were approximately 45,000 owners of the Company's Common Stock as of April 2, 1999. The information set forth under the headings "Management's Discussion and Analysis - Common Stock and Market Prices" and "Shareowner Information - Common Stock" in the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 6.           SELECTED FINANCIAL DATA

The information set forth under the heading "Summary of Selected Historical Financial Information" of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading "Management's Discussion and Analysis" of the Company's 1998 Annual Report is incorporated herein by reference.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Statement of Earnings for the fiscal years 1996, 1997 and 1998, the Consolidated Balance Sheet as of January 30, 1999 and January 31, 1998, the Consolidated Statement of Shareowners' Equity, the Consolidated Statement of Cash Flows for fiscal years 1996, 1997, 1998, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants of the Company's 1998 Annual Report to Shareowners are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

a) Directors - The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 28, 1999 under the captions "Election of Directors - Directors and Nominees for Directors" and "Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

b) Executive Officers - Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption "Executive Officers of the Company."

ITEM 11.          EXECUTIVE COMPENSATION

The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 28, 1999 under the captions "Election of Directors - The Board and Committees of the Board -- Compensation of Directors," "Compensation and Nominating Committee Report - EICP" and "Executive Compensation" is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 28, 1999 under the caption "Election of Directors" is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)      Documents filed as part of this report:

         (1) Financial Statements. The following financial statements are incorporated herein by reference to the Company's
                  1998 Annual Report to Shareowners:
                                                                 PAGE IN
                                                               ANNUAL REPORT
                                                               -------------
         Financial Statements-
          Consolidated Statement of Earnings for
            the three fiscal years ended
            January 30, 1999                                       18
          Consolidated Balance Sheet -
            January 30, 1999 and January 31, 1998                  19
          Consolidated Statement of Shareowners'
            Equity for the three fiscal years
            ended January 30, 1999                                 20
          Consolidated Statement of Cash Flows
            for the three fiscal years ended
            January 30, 1999                                       21
         Notes to Consolidated Financial Statements                22-26
         Report of Independent Public Accountants                  27

     (2) Exhibits.


Number                                      Description
------                                      -----------

3.1               Amended and Restated Certificate of Incorporation of the Registrant.(1)

3.2               Amended and Restated Bylaws of the Registrant.*

4                 Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the
                  Registrant and UMB Bank, n.a.(1)

10.1              Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores
                  Company and the Registrant.(2)

10.2              Sublease, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(3)

10.3 Amended and Restated Multicurrency Credit Agreement dated as of May 22, 1998 (but effective as of the date of the Reorganization, as defined therein), among Payless ShoeSource, Inc., a Missouri corporation, Payless ShoeSource Holdings,
                  Inc., a Delaware corporation (now known as Payless ShoeSource,
                  Inc.), PSS Investment II, Inc. (now known as Payless
                  ShoeSource Finance, Inc.), several financial institutions and Bank of America National Trust and Savings Association, as
                  Agent.(1)



10.4              Administrative Services Agreement, dated as of April 2, 1996, between The May
                  Department Stores Company and the Registrant.(3)

10.5              1996 Stock Incentive Plan of Registrant, as amended April 20,
                  1998, effective immediately prior to the effective time of the Merger.(1)

10.6              Spin-Off Stock Plan, Payless ShoeSource, Inc.(3)

10.7              Spin-Off Cash Plan, Payless ShoeSource, Inc.(3)

10.8              Restricted Stock Plan for Non - Management Directors of Registrant, as  amended
                  April 20, 1998, effective immediately prior to the effective time of the Merger (as defined therein).(1)

10.9              Form of Employment Agreement between the Registrant and certain executives of the
                  Registrant. The Registrant has entered into Employment Agreements in the form contained in this exhibit with each of the named executive officers which expire at various dates on or before May 31, 2001, and which provide for annual base salaries at rates not less than the amounts presently paid to them.(3)

10.10             Supplementary Retirement Plan of Registrant, as amended effective June 1, 1998 (1)

10.11             Profit Sharing Plan of Registrant, as amended  and restated generally effective June 1,
                  1998. (1)

10.12             Deferred Compensation Plan of Registrant, as amended effective April 20, 1998, effective immediately prior to the effective time of the Merger (as defined therein). (1)

10.13             Executive Incentive Compensation Plan of Registrant, as amended  April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

10.14             Form of Management Severance Agreement. The
                  Registrant has entered into Severance Agreements with the named executive officers in the form contained in this exhibit. The agreement with Mr. Douglass also provides for a "tax gross-up" payment to ensure that the above-mentioned payments are not subject to net reduction due to imposition of excise taxes which are payable under Section 4999 of the Internal Revenue
                  Code. The agreements with Messrs. Jolosky and Hicks provide for 50% of such payment. (4)

10.15             Form of Directors' and Officers' Indemnity Agreement of Registrant. (1)

10.16             Deferred Compensation Plan for Non - Management Directors of Registrant, as
                  amended  April 20, 1998, effective immediately prior to the effective time of the
                  Merger. (1)

10.17             Executive Incentive Compensation Plan for Business Unit Management of Registrant,
                  as amended  April 20, 1998, effective immediately prior to the effective time of the
                  Merger. (1)



10.18             Stock Appreciation and Phantom Stock Unit Plan for Payless ShoeSource International
                  Employees of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

10.19             Profit Sharing Plan for Puerto Rico Associates of Registrant, as amended effective June
                  1, 1998. (1)

10.20             Stock Ownership Plan of Registrant, as amended effective June 1, 1998. (1)

10.21             Assumption Agreement, dated as of May 22, 1998, between Registrant and Payless.
                  (1)

10.22             Employment Agreement with Ken C. Hicks.*

11.1              Computation of Net Earnings Per Share.*

12.1              Computation of Ratio of Earnings to Fixed Charges.*

13.1              1998 Annual Report to Shareowners of Payless ShoeSource, Inc.
                  (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

21.1              Subsidiaries of Registrant*

23.1              Consent of Arthur Andersen, LLP.*

27.1              Financial Data Schedule*

* Filed herewith

1) Incorporated by reference from the Registrant's Form 8-K (File Number 1-11633) dated June 1, 1998.
2) Incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.
3) Incorporated by reference from the correspondingly numbered Exhibit to Registrant's Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996 as amended through April 15, 1996.
4) Incorporated by reference from the Registrants Form 10-K for fiscal year 1997 (File Number 1-11633).

THE COMPANY WILL FURNISH TO SHAREOWNERS UPON REQUEST, AND WITHOUT CHARGE, A COPY OF THE 1998 ANNUAL REPORT AND THE PROXY STATEMENT, PORTIONS OF WHICH ARE INCORPORATED BY REFERENCE IN THE FORM 10-K. THE COMPANY WILL FURNISH ANY OTHER EXHIBIT AT COST.

(b) Reports on Form 8-K:

On June 3, 1998, November 25, 1998 and January 29, 1999, the Company filed a Current Report on Form 8-K, reporting on Item 5.

All other schedules and exhibits of the Company for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted, as they are not required or are inapplicable or the information required thereby has been given otherwise.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PAYLESS SHOESOURCE, INC.

Date:  April 9, 1999                  By: /s/ Ullrich E. Porzig
                                          ----------------------
                                              Ullrich E. Porzig
                                              Senior Vice President,
                                              Chief Financial Officer and
                                              Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steven J. Douglass              Date: April 9, 1999
   -----------------------
         Steven J. Douglass
         Chairman, Chief Executive Officer
         and Director
         (Principal Executive Officer)

By: /s/ Ullrich E. Porzig               Date: April 9, 1999
   ----------------------
         Ullrich E. Porzig
         Senior Vice President, Chief Financial
         Officer and Treasurer
         (Principal Financial and Accounting
         Officer)

By: /s/ Richard A. Jolosky              Date: April 9, 1999
   -----------------------
         Richard A. Jolosky
         Vice Chairman and Director

By: /s/ Ken C. Hicks                    Date: April 9, 1999
    ----------------
         Ken C. Hicks
         President and Director

By: /s/ Daniel Boggan Jr.               Date: April 9, 1999
   ----------------------
         Daniel Boggan Jr.
         Director

By: /s/ Howard R. Fricke                Date: April 9, 1999
   ---------------------
         Howard R. Fricke
         Director

By: /s/ Thomas A. Hays                  Date: April 9, 1999
   -------------------
         Thomas A. Hays
         Director

By: /s/ Mylle B. Mangum                 Date: April 9, 1999
   --------------------
         Mylle B. Mangum
         Director

By: /s/ Michael E. Murphy               Date: April 9, 1999
   ----------------------
         Michael E. Murphy
         Director

By: /s/ Robert L. Stark                 Date: April 9, 1999
    -------------------
         Robert L. Stark
         Director

                                  EXHIBIT INDEX
Exhibit
Number                                      Description

3.1               Amended and Restated Certificate of Incorporation of the
                  Registrant.(1)

3.2               Amended and Restated Bylaws of the Registrant.*

4                 Stockholder Protection Rights Agreement, dated as of
                  April 20, 1998, between the Registrant and UMB Bank, n.a.(1)

10.1 Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores Company and the Registrant.(2)

10.2 Sublease, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(3)

10.3 Amended and Restated Multicurrency Credit Agreement dated as of May 22, 1998 (but effective as of the date of the Reorganization, as defined therein), among Payless ShoeSource, Inc., a Missouri corporation, Payless ShoeSource Holdings, Inc., a Delaware corporation (now known as Payless ShoeSource, Inc.), PSS Investment II, Inc. (now known as Payless ShoeSource Finance, Inc.), several financial institutions and Bank of America National Trust and Savings Association, as Agent.(1)

10.4 Administrative Services Agreement, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.
                  (3)

10.5 1996 Stock Incentive Plan of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger.(1)

10.6              Spin-Off Stock Plan, Payless ShoeSource, Inc.(3)

10.7              Spin-Off Cash Plan, Payless ShoeSource, Inc.(3)

10.8 Restricted Stock Plan for Non - Management Directors of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (as defined therein).(1)

10.9 Form of Employment Agreement between the Registrant and certain executives of the Registrant. The Registrant has entered into Employment Agreements in the form contained in this exhibit with each of the named executive officers which expire at various dates on or before May 31, 2001, and which provide for annual base salaries at rates not less than the amounts presently paid to them.(3)

10.10 Supplementary Retirement Plan of Registrant, as amended effective June 1, 1998 (1)

10.11 Profit Sharing Plan of Registrant, as amended and restated generally effective June 1, 1998. (1)

10.12 Deferred Compensation Plan of Registrant, as amended effective April 20, 1998, effective immediately prior to the effective time of the Merger (as defined therein). (1)

10.13 Executive Incentive Compensation Plan of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

10.14 Form of Management Severance Agreement. The Registrant has entered into Severance Agreements with the named executive officers in the form contained in this exhibit. The agreement with Mr. Douglass also provides for a "tax gross-up" payment to ensure that the above-mentioned payments are not subject to net reduction due to imposition of excise taxes which are payable under Section 4999 of the Internal Revenue Code. The agreements with Messrs. Jolosky and Hicks provide for 50% of such payment. (4)

10.15             Form of Directors' and Officers' Indemnity Agreement of
                  Registrant. (1)

10.16 Deferred Compensation Plan for Non - Management Directors of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

10.17 Executive Incentive Compensation Plan for Business Unit Management of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

10.18 Stock Appreciation and Phantom Stock Unit Plan for Payless ShoeSource International Employees of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

10.19 Profit Sharing Plan for Puerto Rico Associates of Registrant, as amended effective June 1, 1998. (1)

10.20             Stock Ownership Plan of Registrant, as amended effective June
                  1, 1998. (1)

10.21 Assumption Agreement, dated as of May 22, 1998, between Registrant and Payless. (1)

10.22             Employment Agreement with Ken C. Hicks.*

11.1              Computation of Net Earnings Per Share.*

12.1              Computation of Ratio of Earnings to Fixed Charges.*

13.1              1998 Annual Report to Shareowners of Payless ShoeSource, Inc.
                  (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

21.1              Subsidiaries of Registrant*

23.1              Consent of Arthur Andersen, LLP.*

27.1              Financial Data Schedule*
* Filed herewith
1) Incorporated by reference from the Registrant's Form 8-K (File Number 1-11633) dated June 1, 1998.
2) Incorporated by reference from Exhibit 10.1 of the Registrant's Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.
3) Incorporated by reference from the correspondingly numbered Exhibit to Registrant's Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996 as amended through April 15, 1996.
4) Incorporated by reference from the Registrants Form 10-K for fiscal year 1997 (File Number 1-11633).