Form 10-Q
period 1999-05-01
PAYLESS SHOESOURCE INC /DE/
filed 1999-06-07
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended May 1, 1999


                         Commission File Number 1-14770



                            PAYLESS SHOESOURCE, INC.
             (Exact name of registrant as specified in its charter)



            DELAWARE                                           43-1813160
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)



3231 SOUTHEAST SIXTH AVENUE, TOPEKA, KANSAS                     66607-2207
(Address of principal executive offices)                        (Zip Code)


                                 (785) 233-5171
                        (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.                         YES   X     NO
                                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common Stock, $.01 par value
                      31,635,614 shares as of May 28, 1999

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
(Dollars in millions)

                                                               May 1,            May 2,            Jan. 30,
ASSETS                                                          1999              1998               1999
------                                                    ---------------    ---------------    ---------------
Current Assets:
     Cash and cash equivalents                            $         112.6    $         236.9    $         123.5
     Merchandise inventories                                        403.9              377.2              342.1
     Current deferred income taxes                                   13.5               15.6               14.2
     Other current assets                                            19.1               12.7               16.0
                                                          ---------------    ---------------    ---------------
     Total current assets                                           549.1              642.4              495.8
Property and Equipment:
     Land                                                             7.0                6.0                6.3
     Buildings and leasehold
       improvements                                                 607.9              572.5              594.8
     Furniture, fixtures and
       equipment                                                    291.8              284.1              284.2
     Property under capital leases                                    7.6                7.5                7.6
                                                          ---------------    ---------------    ---------------
        Total property and equipment                                914.3              870.1              892.9
     Accumulated depreciation
        and amortization                                           (424.7)            (386.2)            (400.1)
                                                          ---------------   ----------------    ---------------
        Property and equipment                                      489.6              483.9              492.8
Deferred income taxes                                                29.3               20.3               25.8
Other assets                                                          4.2                3.5                3.5
                                                          ---------------    ---------------    ---------------
        Total Assets                                      $       1,072.2    $       1,150.1    $       1,017.9
                                                          ===============    ===============    ===============

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current Liabilities:
     Current maturities of
        capital lease obligations                         $           0.7    $           1.5    $           1.5
     Accounts payable                                               107.1               95.1               75.5
     Accrued expenses                                               136.1              137.5              117.9
                                                          ---------------    ---------------    ---------------
        Total current liabilities                                   243.9              234.1              194.9
Long-term Debt                                                       71.9                5.5               72.0
Other liabilities                                                    49.8               53.1               48.2
Shareowners' Equity:
     Common stock                                                     0.3                0.4                0.3
     Additional paid-in capital                                      36.1               21.6               35.0
     Unearned restricted stock                                       (2.8)              (6.9)              (3.3)
     Retained earnings                                              673.0              842.3              670.8
                                                          ---------------    ---------------    ---------------
        Total shareowners' equity                                   706.6              857.4              702.8
        Total Liabilities and
            Shareowners' Equity                           $       1,072.2    $       1,150.1    $       1,017.9
                                                          ===============    ===============    ===============

        See Notes to Condensed Consolidated Financial Statements.

                   PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)


(Dollars in millions, except per share)

                                                     13 Weeks Ended
                                         --------------------------------------
                                              May 1,                May 2,
                                               1999                  1998
                                         ----------------      ----------------

Net retail sales                         $          689.2      $          681.0
Cost of sales                                       468.6                 465.4
Selling, general and
  administrative expenses                           161.5                 154.9
Interest (income)
  expense, net                                        0.4                 (2.1)
                                         ----------------      ----------------
Earnings before
    income taxes                                     58.7                  62.8

Provision for income taxes                           23.4                  25.0
                                         ----------------      ----------------

Net Earnings                             $           35.3      $           37.8
                                         ================      ================


Diluted Earnings per Share               $           1.09      $           1.00
                                         ================      ================

Basic Earnings per Share                 $           1.09      $           1.01
                                         ================      ================

Diluted Weighted Average
Shares Outstanding                                   32.4                  37.8
                                         ================      ================

Basic Weighted Average
Shares Outstanding                                   32.3                  37.3
                                         ================      ================



           See Notes to Condensed Consolidated Financial Statements.

                   PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

(Dollars in millions)                                 13 Weeks Ended
                                           ------------------------------------
                                                May 1,              May 2,
                                                 1999                1998
                                           ---------------     ----------------
Operating Activities:
   Net earnings                            $          35.3     $           37.8
   Adjustments for noncash items
   included in net earnings:
       Depreciation and amortization                  24.0                 23.1
       Amortization of unearned
         restricted stock                              0.5                  0.7
       Deferred income taxes                          (2.8)                 0.9
Changes in working capital:
   Merchandise inventories                           (61.8)               (52.6)
   Other current assets                               (3.1)                (1.3)
   Accounts payable                                   31.6                 31.3
   Accrued expenses                                   18.2                 24.6
Other assets and liabilities, net                      1.6                  1.3
                                           ---------------     ----------------

Total Operating Activities                            43.5                 65.8
                                           ---------------     ----------------

Investing Activities:
   Capital expenditures                              (21.0)               (22.2)
   Disposition of property and equipment               0.1                  1.9
                                           ---------------     ----------------

Total Investing Activities                           (20.9)               (20.3)
                                           ---------------     ----------------
Financing Activities:
   Repayment of long-term debt                        (0.9)                (0.9)
   Purchases of common stock                         (33.7)               (18.1)
   Issuances of common stock                           1.1                  0.4
                                           ---------------     ----------------

Total Financing Activities                           (33.5)               (18.6)
                                           ---------------     ----------------

Increase (Decrease) in Cash
   and Cash Equivalents                              (10.9)                26.9
Cash and Cash Equivalents,
   Beginning of Year                                 123.5                210.0
                                           ---------------     ----------------
Cash and Cash Equivalents,
   End of Period                           $         112.6     $          236.9
                                           ===============     ================


Cash paid during the period:
   Interest                                $           0.3     $            0.3
   Income Taxes                                        0.6                  0.0


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

For purposes of these Notes to Condensed Consolidated Financial Statements, the "Registrant", or the "Company" refers to Payless ShoeSource, Inc., a Delaware corporation, and its subsidiaries, unless the context otherwise requires.

NOTE 2. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 22-26) in the Company's 1998 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the three month period ended May 1, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

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

NOTE 5. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

NOTE 6. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average rates of exchange. The foreign currency translation was immaterial for the first quarter of 1999 and 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended May 1, 1999 (1999) and May 2, 1998 (1998). This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

NET EARNINGS
Net earnings totaled $35.3 million in the first quarter of 1999 compared with $37.8 million in the first quarter of 1998.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 1999 and 1998.

                                    First Quarter
                                    --------------
                                     1999    1998
                                    ------  ------

  Cost of sales                      68.0%   68.3%

  Selling, general and
    administrative expenses          23.4    22.8

  Interest (income)/expense, net      0.1    (0.3)
                                    -----   -----

  Earnings before income taxes        8.5%    9.2%
                                    =====   =====

  Effective income tax rate          39.9%   39.9%
                                    -----   -----

  Net Earnings                        5.1%    5.5%
                                    =====   =====

NET RETAIL SALES
Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the first quarter of 1999 total sales increased 1.2% over the first quarter of 1998, consisting of a 2.7% increase in unit volume and a 1.5% decrease in average selling prices. Sales percent increases (decreases) are as follows:

                                     First Quarter
                                   ----------------
                                    1999      1998
                                   ------    ------

        Net Retail Sales            1.2%      5.6%

        Same-Store Sales           (2.2%)     3.3%

COST OF SALES
Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $468.6 million in the 1999 first quarter, up 0.7% from $465.4 million in the 1998 first quarter. As a percent of net retail sales, cost of sales declined 0.3% to 68.0 percent in the first quarter of 1999 from 68.3 percent in the first quarter of 1998. Gross margin improvement in the first quarter was primarily due to continued improvements in our merchandising margins driven by better product costs and adjustments in our merchandise mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $161.5 million in the 1999 first quarter, up 4.3% from $154.9 million in the 1998 first quarter. As a percent of net retail sales, selling, general and administrative expenses were
23.4 percent during the first quarter of 1999 compared with 22.8 percent in the first quarter of 1998. The increase during the first quarter 1999 was attributed to increases in stores payroll required to support our higher store count, combined with the negative leverage we experienced due to a decline in our same-store sales.

CASH FLOW
Cash flow from operations during the three months ended May 1, 1999, was $43.5 million. This figure represented 6.3 percent of net retail sales in the first quarter of 1999 compared with 9.7 percent in the first quarter of 1998. Internally generated funds are expected to continue to be the most important component of the Company's capital resources and are expected to fund capital expansion. Sources and (uses) of cash flows are summarized below:

                                              13 Weeks Ended
                                            ------------------
                                             May 1,    May 2,
(Dollars in millions)                         1999      1998
                                            --------  --------
Net earnings
  and noncash items                         $   57.1  $   62.5
Working capital
 decrease (increase)                           (13.6)      3.3
Investing activities                           (20.9)    (20.3)
Purchases of common stock                      (33.7)    (18.1)
Issuances of common stock                        1.1       0.4
Other financing activity                        (0.9)     (0.9)
                                            --------  --------
Increase (decrease) in cash
  and cash equivalents                      $  (10.9) $   26.9
                                            ========  ========

CAPITAL EXPENDITURES
Capital expenditures during the first quarter of 1999 totaled $21.0 million with an additional $107.0 million estimated to be incurred in the remainder of fiscal year 1999. The Company anticipates that cash flow from operations and the credit facility will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES
During the first quarter of 1999, the Company acquired 0.7 million shares of its common stock for an aggregate price of $33.7 million.

AVAILABLE CREDIT
The Company has in place a $200 million unsecured revolving credit facility with a bank syndication group. While no amounts had been drawn against the agreement at May 1, 1999, the balance available to the Company was reduced by $11.4 million outstanding under a letter of credit.

FINANCIAL CONDITION RATIOS
A summary of key financial information for the periods indicated is as follows:

                                   May 1,           May 2,         Jan. 30,
                                    1999             1998            1999
                                   ------           ------         --------
Current Ratio                       2.3              2.7             2.5
Debt-Capitalization Ratio*          9.3%             0.8%            9.5%
Fixed Charge Coverage**             4.0x             3.7x            4.1x

    * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 56.5%, 49.5% and 56.8% respectively, for the periods referred to above.

    ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. All costs and expenses of the Company relating to special retention costs and the special non-recurring charge associated with the spin-off are included in the above calculation. Excluding these costs, the fixed charge coverage would be 4.0x, 3.8x and 4.2x respectively, for the periods referred to above.

STORE ACTIVITY
At the end of the first quarter of 1999, the Company operated 4,387 Payless ShoeSource stores in 50 states, Canada, Guam, Saipan, Puerto Rico and the U.S. Virgin Islands and 215 Parade of Shoes stores. The following table presents the change in store count for the first quarter of 1999 and 1998.

  PAYLESS SHOESOURCE              First Quarter
                                  -------------
                                    1999   1998
                                   -----  -----
  Beginning of quarter             4,357  4,256
  Stores opened                       64     47
  Stores closed                      (34)   (34)
                                   -----  -----
  Ending store count               4,387  4,269
                                   =====  =====

  PARADE OF SHOES                 First Quarter
                                  -------------
                                    1999   1998
                                   -----  -----
  Beginning of quarter               213    175
  Stores opened                        3     19
  Stores closed                       (1)    (3)
                                   -----  -----
  Ending store count                 215    191
                                   =====  =====

YEAR 2000 READINESS DISCLOSURE

Many existing computer programs were designed and developed without regard for the implications of Year 2000 and beyond. If not corrected, these computer applications could fail or create erroneous results before or at the Year 2000. For the Company, this could disrupt product purchasing and distribution, store operations, finance and other support areas, and affect the Company's ability to timely deliver product to stores, thereby causing potential lost sales opportunities and additional expenses.

The Company's State of Readiness. The Company created a Year 2000 Steering Committee comprised of various senior management members and a Year 2000 Project Management Office. This group is responsible for planning and monitoring the Company's overall Year 2000 program and for reporting on a regular basis to the Company's Board of Directors.

The Company's Year 2000 program encompasses both information systems and non-information technology within the Company as well as investigation of the readiness of the Company's significant business partners. The Company engaged an international consulting firm to evaluate and assist in the monitoring of its Year 2000 program. The outside consulting firm provides periodic updates on the Company's progress to the Company's Board of Directors.

Internally Engineered Systems. With assistance from another international consulting firm, the Company has evaluated and continues to evaluate the extent to which modifications to its internally engineered computer systems will be necessary to accommodate the Year 2000 and is modifying its internally engineered computer systems to enable continued processing of data into and beyond the Year 2000. This phase of the Company's Year 2000 program is nearing completion. The consulting firm has completed its work and the Company anticipates completing remediation and testing of its internally engineered computer systems using internal resources by the end of the second quarter of fiscal 1999.

Purchased Systems. The Company inventoried the types of purchased hardware and software systems used within the enterprise and has obtained, where feasible, contractual warranties from system vendors that their products are or will be Year 2000 compliant. This phase of the Company's Year 2000 program is complete. The Company requires Year 2000 contractual warranties from all vendors of new software and hardware. In addition, the Company is testing all significant newly purchased computer hardware and software systems in an effort to ensure their Year 2000 compliance.

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

The Company has compiled detailed information regarding all of its significant business partners. The Company is planning, where appropriate, to review such significant partners throughout 1999 to confirm their level of preparedness for the Year 2000 and to make adjustments where necessary to avoid utilization of those partners who present an unacceptable level of risk.

The Company currently is not dependent on any single source for any products or services. In the event a significant supplier, bank or other business partner or vendor is unable to provide products or services to the Company due to a Year 2000 failure, the Company believes it has adequate alternate sources for such products or services. There can be no guarantee, however, that similar or identical products or services would be available on the same terms and conditions or that the Company would not experience some adverse effects as a result of switching to such alternate sources.

Embedded Systems. The Company has inventoried non-computer equipment (non-information technology) throughout the enterprise to determine whether it is date sensitive. Where appropriate, the Company will seek contractual protections or make contingency plans in an effort to minimize any adverse effect on any such equipment due to the Year 2000. The Company plans to have fully tested such non-computer equipment by the end of the second quarter of 1999.

Costs to Address the Year 2000. Spending for modifications is being expensed as incurred and is not expected to have a material impact on the Company's results of operations or cash flows.

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

To date, the Company has expended approximately 95 percent of its estimated total Year 2000 expenditures, although the percentage expended cannot necessarily be taken as an indication of the Company`s degree of completion of its Year 2000 program.

Risk Analysis. Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its business partners. As noted above, a large-scale Year 2000 failure could impair the Company's ability to timely deliver product to stores, resulting in potential lost sales opportunities and additional expenses. Neither the precise magnitude of such lost sales opportunities and additional expenses nor the exact costs of carrying out contingency plans has yet been ascertained by the Company.

The Company's Year 2000 program seeks to identify and minimize this risk and includes testing of its internally engineered systems and purchased hardware and software, to ensure, to the extent feasible, all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its significant business partners based upon information obtained through its surveys and interviews. That refinement will continue throughout 1999.

Contingency Plans. Following its risk analysis as described above, the Company's Year 2000 program includes a contingency planning phase in which appropriate plans will be made to attempt to minimize disruption to the Company's operations in the event of a Year 2000 failure.

The Company is formulating plans to handle a variety of failure scenarios, including failures of its internal systems, as well as failures of significant business partners. The level of planning required is a function of the risks ascertained through the Company's investigative efforts. The Company anticipates contingency planning across the enterprise will be completed by the end of the third quarter of 1999.

While no assurances can be given, because of the Company's extensive efforts to formulate and carry-out an effective Year 2000 program, the Company believes its program will be completed on a timely basis and should effectively minimize disruption to the Company's operations due to the Year 2000.

FORWARD-LOOKING STATEMENTS
This report contains, and from time to time, the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, e-commerce initiatives, technological developments, new products, future store openings, possible strategic alternatives and similar matters. Also, statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forwarding-looking statements.

The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; successful implementations of new technologies; Year 2000 matters as discussed herein; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located; changes in trade and foreign tax laws; fluctuations in currency exchange rates; availability of suitable store locations and appropriate terms; the ability to hire and train associates; and general economic, business and social conditions.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareowners of the Registrant was held on May 28, 1999.

(b) At the annual meeting of shareowners of the Registrant held on May 28, 1999, action was taken with respect to the election of three directors of the
Registrant: 26,154,625 shares were voted for Steven J. Douglass while authority was withheld with respect to 46,249 shares; 26,156,657 shares were voted for Howard R. Fricke while authority was withheld with respect to 44,217 shares; 26,155,513 shares were voted for Ken C. Hicks while authority was withheld with respect to 45,361 shares. Other directors whose term of office continued after the meeting include: Daniel Boggan Jr., Thomas A. Hays, Richard A. Jolosky, Mylle B. Mangum, Michael E. Murphy and Robert L. Stark.

(c) In addition, shareowners ratified the appointment of Arthur Andersen LLP as independent auditors (26,082,145 votes in favor, 30,370 votes against and 88,359 votes abstained).

ITEM 5 - OTHER INFORMATION

On May 27, 1999, the Company launched its online store, Payless.com. The store's Internet address is http://www.payless.com. The online store offers customers another way to take advantage of the value, quality, and selection offered through the Company's Payless ShoeSource stores, with the added convenience of online shopping.

On June 4, 1999, Payless ShoeSource, Inc., a Delaware corporation (the "Company"), announced that the Company completed a $55 million financing through a private placement of unsecured notes issued by a wholly-owned subsidiary with five and ten year maturities. The financing consists of $20 million of senior notes maturing in June 2004 and $35 million of senior notes maturing in June 2009, with payments of principal on $15 million of the June 2009 notes beginning in June 2003. A copy of the Company's press release, dated June 4, 1999 is attached hereto as Exhibit 99.1 and is incorporated herein by reference.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

    Number                              Description
    ------                              -----------
    11.1                                Computation of Net
                                        Earnings Per Share*

    27                                  Financial Data
                                        Schedule*

    99.1                                Press Release*

      * Filed herewith


(b)  Reports on Form 8-K

On January 29, 1999, the Company filed a Current Report on Form 8-K, reporting on Item 5, Other Information. In the Report, the Company provided its press release dated January 29, 1999, which announced that the Company had named Ken
C. Hicks President and elected him to the Company's Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PAYLESS SHOESOURCE, INC.



Date: 6/7/99                        By: /s/ Steven J. Douglass
                                        ----------------------
                                        Steven J. Douglass
                                        Chairman and
                                        Chief Executive Officer



Date: 6/7/99                        By: /s/ Ullrich E. Porzig
                                        ---------------------
                                        Ullrich E. Porzig
                                        Senior Vice President and
                                        Chief Financial Officer

                                 Exhibit Index





    Number          Description
    ------          -----------
    11.1            Computation of Net Earnings Per Share

    27              Financial Data Schedule

    99.1            Press Release