Form 10-Q
period 1999-07-31
PAYLESS SHOESOURCE INC /DE/
filed 1999-09-09
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended July 31, 1999


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

                          Common Stock, $.01 par value
                     31,063,766 shares as of August 27, 1999

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
(Dollars in millions)

                                                              Jul. 31,          Aug. 1,            Jan. 30,
ASSETS                                                          1999              1998               1999
------                                                    ---------------    ---------------    ---------------

Current Assets:
     Cash and cash equivalents                            $         205.3    $         135.4    $         123.5
     Merchandise inventories                                        348.2              367.8              342.1
     Current deferred income taxes                                   13.9                9.6               14.2
     Other current assets                                            19.5               12.7               16.0
                                                          ---------------    ---------------    ---------------
        Total current assets                                        586.9              525.5              495.8

Property and Equipment:
     Land                                                             7.5                6.0                6.3
     Buildings and leasehold
       improvements                                                 621.6              591.8              594.8
     Furniture, fixtures and
       equipment                                                    303.9              297.4              284.2
     Property under capital leases                                    7.6                7.5                7.6
                                                          ---------------    ---------------    ---------------
        Total property and equipment                                940.6              902.7              892.9
     Accumulated depreciation
        and amortization                                           (449.3)            (408.2)            (400.1)
                                                          ---------------    ---------------    ---------------
        Property and equipment, net                                 491.3              494.5              492.8

Deferred income taxes                                                30.7               23.1               25.8
Other assets                                                          4.4                3.5                3.5
                                                          ---------------    ---------------    ---------------

        Total Assets                                      $       1,113.3    $       1,046.6    $       1,017.9
                                                          ===============    ===============    ===============

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current Liabilities:
     Current maturities of
        long-term debt                                    $           0.7    $           1.5    $           1.5
     Accounts payable                                                72.0               96.5               75.5
     Accrued expenses                                               137.0              120.4              117.9
                                                          ---------------    ---------------    ---------------
        Total current liabilities                                   209.7              218.4              194.9

Long-term debt                                                      126.7                5.3               72.0

Other liabilities                                                    49.0               50.5               48.2

Shareowners' Equity:
     Common stock                                                     0.3                0.4                0.3
     Additional paid-in capital                                      37.1               18.9               35.0
     Unearned restricted stock                                       (1.5)              (6.3)              (3.3)
     Retained earnings                                              692.0              759.4              670.8
                                                          ---------------    ---------------    ---------------
        Total shareowners' equity                                   727.9              772.4              702.8

        Total Liabilities and
            Shareowners' Equity                           $       1,113.3    $       1,046.6    $       1,017.9
                                                          ===============    ===============    ===============

            See notes to condensed consolidated financial statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)



(Dollars in millions, except per share)

                                                      13 Weeks Ended                           26 Weeks Ended
                                            -----------------------------------     -----------------------------------
                                               Jul. 31,            Aug. 1,              Jul. 31,          Aug. 1,
                                                 1999                1998                 1999              1998
                                            ---------------     ---------------     ---------------     ---------------

Net Retail Sales:                           $         767.6     $         723.1     $       1,456.8     $       1,404.1

Cost of sales                                         514.2               489.4               982.8               954.8

Selling, general and
    administrative
    expenses                                          168.2               154.2               329.7               309.1

Interest (income)
    expense, net                                       (0.2)               (2.5)                0.2                (4.7)
                                            ---------------     ---------------     ---------------      --------------

Earnings before income
    taxes                                              85.4                82.0               144.1               144.9

Provision for income
    taxes                                              34.1                32.7                57.5                57.8
                                            ---------------     ---------------     ---------------     ---------------

Net Earnings                                $          51.3     $          49.3     $          86.6     $          87.1
                                            ===============     ===============     ===============     ===============


Diluted Earnings
    per Share                               $          1.61     $          1.33     $          2.70     $          2.33
                                            ===============     ===============     ===============     ===============

Basic Earnings
  per Share                                 $          1.62     $          1.35     $          2.71     $          2.36
                                            ===============     ===============     ===============     ===============

Diluted Weighted Average
  Shares Outstanding                                   31.9                37.0                32.1                37.4
                                            ===============     ===============     ===============     ===============

Basic Weighted Average
  Shares Outstanding                                   31.6                36.5                31.9                36.9
                                            ===============     ===============     ===============     ===============






            See notes to condensed consolidated financial statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in millions)                                                                  26 Weeks Ended
                                                                            ------------------------------------
                                                                                Jul. 31,             Aug. 1,
                                                                                  1999                 1998
                                                                            ---------------      ---------------
Operating Activities:
   Net earnings                                                             $          86.6     $           87.1
   Adjustments for noncash items
   included in net earnings:
       Depreciation and amortization                                                   48.3                 46.3
       Amortization of unearned
         restricted stock                                                               1.9                  1.3
       Deferred income taxes                                                           (4.6)                 4.1
   Merchandise inventories                                                             (6.1)               (43.2)
   Other current assets                                                                (3.5)                (1.3)
   Accounts payable                                                                    (3.5)                32.7
   Accrued expenses                                                                    19.1                  7.5
   Other assets and liabilities, net                                                    0.0                 (4.2)
                                                                            ---------------     ----------------


Total Operating Activities                                                            138.2                130.3
                                                                            ---------------     ----------------


Investing Activities:
   Capital expenditures                                                               (47.6)               (56.0)
   Disposition of property and equipment                                                0.8                  1.7
                                                                            ---------------     ----------------


Total Investing Activities                                                            (46.8)               (54.3)
                                                                            ---------------     ----------------

Financing Activities:
   Issuance of long-term debt                                                          55.0                  0.0
   Repayment of long-term debt                                                         (1.1)                (1.2)
   Purchases of common stock                                                          (65.0)              (150.0)
   Issuances of common stock                                                            1.5                  0.6
                                                                            ---------------     ----------------


Total Financing Activities                                                             (9.6)              (150.6)
                                                                            ---------------     ----------------


Increase (Decrease) in Cash
   and Cash Equivalents                                                                81.8                (74.6)
Cash and Cash Equivalents,
   Beginning of Year                                                                  123.5                210.0
                                                                            ---------------     ----------------
Cash and Cash Equivalents,
  End of Period                                                             $         205.3     $          135.4
                                                                            ===============     ================


Cash paid during the period:
   Interest                                                                 $           2.8     $            0.5
   Income Taxes                                                                        44.4                 45.1


            See notes to condensed consolidated financial statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Payless ShoeSource, Inc., a Missouri corporation ("Payless") and its subsidiaries were reorganized into a Delaware holding company structure effective June 1, 1998 through a merger (the "Merger") with Payless Merger Corp., a Missouri corporation, which was an indirect wholly-owned subsidiary of Payless and a wholly-owned subsidiary of the Payless ShoeSource, Inc., a Delaware corporation ("Company"). The Company formerly was a wholly-owned subsidiary of Payless immediately prior to the merger. Each of the Company and Payless Merger Corp. were organized in connection with the Merger. Pursuant to the Merger, Payless became an indirect wholly-owned subsidiary of the Company and is the principal operating subsidiary of the Company. The transaction was accounted for as a reorganization of entities under common control (similar to a pooling of interest). As a result, immediately following the effective time the Company and its subsidiaries had the same consolidated net worth as Payless and its subsidiaries had immediately prior to the Merger.

For purposes of these Notes to Condensed Consolidated Financial Statements, the "Registrant", or the "Company" refers to Payless ShoeSource, Inc., a Delaware corporation, and its subsidiaries, unless the context otherwise requires.

NOTE 2. INTERIM RESULTS. The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 22-26) in the Company's 1998 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the quarter and six month period ended July 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 29, 2000.

NOTE 3. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market.

NOTE 4. LONG-TERM DEBT. In June, the Company completed a $55 million financing through a private placement of unsecured notes issued by a wholly owned subsidiary in five and ten year maturities. The financing consists of an aggregate of $20 million of senior notes maturing in June 2004 at 7.34%, $15 million of senior notes maturing in June 2009 at 7.67%, with payments of principal beginning in June 2003, and $20 million of senior notes maturing in June 2009 at 7.78%.

NOTE 5. EARNINGS PER SHARE. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

NOTE 6. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform with the current year presentation.


NOTE 7. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average rates of exchange. The foreign currency translation was immaterial for the second quarter of 1999 and 1998.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended July 31, 1999 (1999) and August 1, 1998 (1998). This discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

NET EARNINGS
Net earnings totaled $51.3 million in the second quarter of 1999, up 4.1% from $49.3 million in the second quarter of 1998. For the first six months of 1999 net earnings were $86.6 million compared with $87.1 million in the 1998 period, a 0.5% decrease.

The following table presents the components of costs and expenses, as a percent of net retail sales, for the second quarter and first six months of 1999 and 1998.

                                                       First
                                  Second Quarter     Six Months
                                  --------------    -------------
                                   1999   1998       1999   1998
                                  ------ -------    ------ ------

  Cost of sales                    67.0%  67.7%      67.5%  68.0%

  Selling, general and
    administrative expenses        21.9   21.3       22.6   22.0

  Interest (income)/expense, net    (.0)   (.3)        .0    (.3)
                                    ----  -----      ----   -----

  Earnings before income taxes     11.1%  11.3%       9.9%  10.3%
                                   ====   ====       ====   ====

  Effective income tax rate        39.9%  39.9%      39.9%  39.9%
                                   ====   ====       ====   ====

  Net Earnings                      6.7%   6.8%       5.9%   6.2%
                                   ====   ====       ====   ====

NET RETAIL SALES
Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the second quarter of 1999 total sales increased 6.2% over the second quarter of 1998, consisting of a 7.0% increase in unit volume and a 0.8% decrease in average selling prices. For the first six months of 1999 total sales increased 3.8% over the same period in 1998, consisting of a 4.9% increase in unit volume and a 1.1% decrease in average selling prices.
Sales percent increases (decreases) are as follows:


                                        Second Quarter       First Six Months
                                        --------------       ----------------
                                        1999      1998       1999       1998
                                        ----      ----       ----       ----

        Net Retail Sales                 6.2%      0.9%       3.8%       3.1%

        Same-Store Sales                 2.6%     (1.5%)      0.3%       0.8%

COST OF SALES
Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $514.2 million in the second quarter of 1999, up 5.1% from $489.4 million in the second quarter of 1998. For the first six months of 1999, cost of sales was $982.8 million, a 2.9% increase from $954.8 million in the 1998 period.

For the second quarter and first six months, cost of sales, as a percent of net retail sales, declined 0.7 percent to 67.0 percent and 0.5 percent to 67.5 percent, respectively. Gross margin improvement in the second quarter and the first six months of the year was primarily due to continued improvements in our merchandising margins driven by lower product costs and adjustments to our merchandising mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $168.2 million in the second quarter of 1999, up 9.1% from $154.2 million in the second quarter of 1998. For the first six months of 1999, selling, general and administrative expenses were $329.7 million compared with $309.1 million in the 1998 period, a 6.7% increase.

As a percent of net retail sales, selling, general and administrative expenses were 21.9 percent during the second quarter of 1999 compared with 21.3 percent in the second quarter of 1998. For the first six months of 1999, selling, general and administrative expenses as a percent of net retail sales were 22.6 percent in 1999 compared with 22.0 percent in 1998.

The increase during the second quarter and the first six months of 1999 was attributed to an increase in stores payroll due to higher hourly wage rates and the increased store count.

CASH FLOW
Cash flow from operations during the six months ended July 31, 1999, was $138.2 million. This figure represented 9.5 percent of net retail sales during the first six months of 1999 compared with 9.3 percent during the first six months of 1998. Internally generated funds are expected to continue being the most important component of the Company's capital resources and are expected to fund capital expansion. Sources and (uses) of cash flows are summarized below:

CAPITAL EXPENDITURES
Capital expenditures during the first six months of 1999 totaled $47.6 million with an additional $66.4 million estimated to be incurred during the remainder of fiscal year 1999. The Company anticipates that cash flow from operations and the Company's existing credit facility should be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES
In the second quarter of 1999, the Company acquired 0.6 million shares of its common stock for an aggregate price of $31.3 million. For the first six months of the year, the Company has acquired 1.3 million shares for an aggregate price of $65.0 million.

In June 1999, the Company completed a $55 million dollar financing through a private placement of unsecured notes issued by a wholly-owned subsidiary in five and ten year maturities. Payments on $15 million of the ten year notes begins in June 2003. Proceeds from the financing are intended to be used for general corporate purposes including the funding of a portion of the company's stock repurchase program.

AVAILABLE CREDIT
The Company has in place a $200 million unsecured revolving credit facility with a bank syndication group. While no amounts had been drawn against the agreement at July 31, 1999, the balance available to the Company was reduced by $11.4 million outstanding under a letter of credit.

FINANCIAL CONDITION RATIOS
A summary of key financial information for the periods indicated is as follows:

                                Jul. 31,           Aug. 1,           Jan. 30,
                                  1999              1998               1999
                                --------           -------           --------
Current Ratio                       2.8              2.4                2.5
Debt-Capitalization Ratio*         14.9%             0.9%               9.5%
Fixed Charge Coverage**             3.9x             3.9x               4.1x

    * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 57.0%, 52.5% and 56.8% respectively, for the periods referred to above.

    ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. All costs and expenses of the Company relating to special retention costs and the special non-recurring charge associated with the spin-off are included in the above calculation. Excluding these costs, the fixed charge coverage would be 4.0x, 4.0x, and 4.2x respectively, for the periods referred to above.

STORE ACTIVITY
At the end of the second quarter of 1999, the Company operated 4,413 Payless ShoeSource stores in 50 states, Canada, the District of Columbia, Guam, Saipan, Puerto Rico and the U.S. Virgin Islands and 214 Parade of Shoes stores. The following table presents the change in store count for the second quarter and first half of 1999 and 1998.

  PAYLESS SHOESOURCE                                 First
                                  Second Quarter   Six Months
                                  --------------   -----------
                                    1999   1998    1999   1998
                                    ----   ----    ----   ----

  Beginning of quarter/year        4,387  4,269   4,357  4,256
  Stores opened                       63     60     127    107
  Stores closed                      (37)   (36)    (71)   (70)
                                   -----  -----   -----  -----

  Ending store count               4,413  4,293   4,413  4,293
                                   =====  =====   =====  =====


  PARADE OF SHOES                                    First
                                  Second Quarter   Six Months
                                  --------------   -----------
                                    1999   1998    1999   1998
                                    ----   ----    ----   ----

  Beginning of quarter/year          215    191     213    175
  Stores opened                        0     22       3     41
  Stores closed                       (1)    (2)     (2)    (5)
                                   -----  -----   -----  -----

  Ending store count                 214    211     214    211
                                   =====  =====   =====  =====



E-COMMERCE
On May 27, 1999 the Company launched its online store, Payless.com (sm). The store's Internet address is http://www.payless.com. The online store offers customers another way to take advantage of the value, quality, and selection offered through the Company's Payless ShoeSource stores, with the added convenience of online shopping.

SHOPKO

Effective July 23, 1999, the Company entered into an agreement with ShopKo Stores, Inc. ("ShopKo") under which Payless will operate the shoe departments in the ShopKo stores. Payless expects to begin operating the shoe departments in 13 ShopKo stores in late 1999, and expects to begin operating the shoe departments in all ShopKo stores by the fall of 2000. The shoe departments will offer the same footwear and accessories available in other Payless ShoeSource stores. The Company estimates that the Payless ShoeSource shoe department will produce approximately 50% of the revenue of a typical Payless ShoeSource store.


PARADE OF SHOES UPDATE

In light of the performance of Parade of Shoes during the first six months of 1999, the Company now plans to add approximately ten new Parade of Shoes stores by the end of the fiscal year and anticipates adding another 50 stores in fiscal year 2000.

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

Internally Engineered Systems. With assistance from another international consulting firm, the Company has evaluated and continues to evaluate the extent to which modifications to its internally engineered computer systems will be necessary to accommodate the Year 2000 and is modifying its internally engineered computer systems to enable continued processing of data into and beyond the Year 2000. This phase of the Company's Year 2000 program is nearing completion. The consulting firm has completed its work and the Company anticipates completing remediation and testing of its internally engineered computer systems using internal resources by the end of the third quarter of fiscal 1999.

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

Embedded Systems. The Company has inventoried non-computer equipment (non-information technology) throughout the enterprise to determine whether it is date sensitive. Where appropriate, the Company will seek contractual protections or make contingency plans in an effort to minimize any adverse effect on any such equipment due to the Year 2000. The Company has fully tested such critical non-computer equipment.

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

The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; successful implementations of new technologies; Year 2000 matters as discussed herein; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located; changes in trade and foreign tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to achieve expected advantages of operating shoe departments in specialty discount stores, the ability to hire and train associates; and general economic, business and social conditions.

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



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Number           Description
     -------          ------------

     10.1             Payless ShoeSource, Inc. Executive Incentive Compensation Plan,
                      as amended*

     10.2             Executive Incentive Compensation Plan For Annual Awards For
                      Merchandising and Retail Operations Functions, effective May 28,
                      1999*

     11.1             Computation of Net Earnings Per Share*

     27               Financial Data Schedule*




* Filed herewith


 (b)  Reports on Form 8-K

      NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PAYLESS SHOESOURCE, INC.

Date: 9/9/99                             /s/ Steven J. Douglass
      ---------                         ---------------------------------
                                                Steven J. Douglass
                                                   Chairman and
                                              Chief Executive Officer



Date: 9/9/99                             /s/ Ullrich E. Porzig
      ---------                         ---------------------------------
                                                 Ullrich E. Porzig
                                            Senior Vice President and
                                              Chief Financial Officer

                                  Exhibit Index





Number            Description
------            -----------

10.1              Payless ShoeSource, Inc. Executive Incentive Compensation
                  Plan, as amended

10.2 Executive Incentive Compensation Plan For Annual Awards For Merchandising and Retail Operations Functions, effective May 28, 1999

11.1              Computation of Net Earnings Per Share

27                Financial Data Schedule