Form 10-Q
period 1999-10-30
PAYLESS SHOESOURCE INC /DE/
filed 1999-12-09
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended October 30, 1999


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
                                                          YES   X    NO
                                                             ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common Stock, $.01 par value
                    30,296,374 shares as of November 26, 1999

                         PART 1 - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



(Dollars in millions)                                     (Unaudited)         (Unaudited)
                                                            Oct. 30,           Oct. 31,          Jan. 30,
ASSETS                                                        1999                1998             1999
------                                                    ---------------    ---------------    ---------------
Current Assets:
     Cash and cash equivalents                            $         210.7    $         102.4    $         123.5
     Merchandise inventories                                        359.4              353.3              342.1
     Current deferred income taxes                                   14.7                7.7               14.2
     Other current assets                                            21.2               17.5               16.0
                                                          ---------------    ---------------    ---------------
        Total current assets                                        606.0              480.9              495.8

Property and Equipment:
     Land                                                             7.4                6.0                6.3
     Buildings and leasehold
       improvements                                                 647.8              603.9              594.8
     Furniture, fixtures and
       equipment                                                    294.4              306.5              284.2
     Property under capital leases                                    7.3                7.5                7.6
                                                          ---------------    ---------------    ---------------
        Total property and equipment                                956.9              923.9              892.9
     Accumulated depreciation
        and amortization                                           (469.2)            (429.0)            (400.1)
                                                          ---------------    ---------------    ---------------
        Property and equipment                                      487.7              494.9              492.8

Deferred income taxes                                                20.5               24.2               25.8
Other assets                                                          4.5                3.5                3.5
                                                          ---------------    ---------------    ---------------

        Total Assets                                      $       1,118.7    $       1,003.5    $       1,017.9
                                                          ===============    ===============    ===============

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current Liabilities:
     Current maturities of
        long-term debt                                    $           0.7    $           1.5    $           1.5
     Accounts payable                                                78.9               84.1               75.5
     Accrued expenses                                               138.5              125.7              117.9
                                                          ---------------    ---------------    ---------------
        Total current liabilities                                   218.1              211.3              194.9

Long-term debt                                                      126.3                5.2               72.0

Other liabilities                                                    49.0               48.8               48.2

Shareowners' Equity                                                 725.3              738.2              702.8

        Total Liabilities and
            Shareowners' Equity                           $       1,118.7    $       1,003.5    $       1,017.9
                                                          ===============    ===============    ===============

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)



(Millions, except per share)



                                                      13 Weeks Ended                           39 Weeks Ended
                                            -----------------------------------     -----------------------------------
                                                Oct. 30,           Oct. 31,             Oct. 30,           Oct. 31,
                                                 1999                1998                1999                 1998
                                            ---------------     ---------------     ---------------     ---------------
Net Retail Sales                            $         669.4     $         643.1     $       2,126.2     $       2,047.1

Cost of sales                                         455.4               441.0             1,438.3             1,394.6

Selling, general and
    administrative
    expenses                                          156.8               147.4               486.5               457.7

Interest (income)
    expense, net                                       (0.4)               (1.3)               (0.2)               (6.0)
                                            ---------------     ---------------     ---------------     ---------------


Earnings before income
    taxes                                              57.6                56.0               201.6               200.8

Provision for income
    taxes                                              23.0                22.3                80.4                80.1
                                            ---------------     ---------------     ---------------     ---------------

Net Earnings                                $          34.6     $          33.7     $         121.2     $         120.7
                                            ===============     ===============     ===============     ===============


Diluted Earnings
  per Share                                 $          1.11     $          0.98     $          3.82     $          3.31
                                            ===============     ===============     ===============     ===============

Basic Earnings
  per Share                                 $          1.12     $          0.98     $          3.84     $          3.35
                                            ===============     ===============     ===============     ===============

Diluted Weighted Average
  Shares Outstanding                                   31.1                34.5                31.8                36.4
                                            ===============     ===============     ===============     ===============

Basic Weighted Average
  Shares Outstanding                                   30.9                34.4                31.6                36.1
                                            ===============     ===============     ===============     ===============





            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in millions)                                                                   39 Weeks Ended
                                                                              ----------------------------------
                                                                                 Oct. 30,            Oct. 31,
                                                                                   1999                1998
                                                                              ---------------      -------------
Operating Activities:
   Net earnings                                                                 $     121.2           $    120.7
   Adjustments for noncash items
   included in net earnings:
       Depreciation and amortization                                                   72.8                 69.9
       Amortization of unearned
         restricted stock                                                               1.4                  2.1
       Deferred income taxes                                                            4.8                  4.9
   Merchandise inventories                                                            (17.3)               (28.7)
   Other current assets                                                                (5.2)                (6.1)
   Accounts payable                                                                     3.4                 20.3
   Accrued expenses                                                                    20.6                 12.8
   Other assets and liabilities, net                                                    1.9                 (3.4)
                                                                            ---------------     ----------------


Total Operating Activities                                                            203.6                192.5
                                                                            ---------------     ----------------


Investing Activities:
   Capital expenditures                                                               (71.7)               (84.9)
   Disposition of property and equipment                                                4.0                  6.7
                                                                            ---------------     ----------------


Total Investing Activities                                                            (67.7)               (78.2)
                                                                            ---------------     ----------------


Financing Activities:
   Issuance of long-term debt                                                          55.0                  0.0
   Repayment of long-term debt                                                         (1.5)                (1.2)
   Net purchases of common stock                                                     (102.2)              (220.7)
                                                                            ---------------     ----------------


Total Financing Activities                                                            (48.7)              (221.9)
                                                                            ---------------     ----------------


Increase (Decrease) in Cash
   and Cash Equivalents                                                                87.2               (107.6)
Cash and Cash Equivalents,
   Beginning of Year                                                                  123.5                210.0
                                                                            ---------------     ----------------
Cash and Cash Equivalents,
  End of Period                                                             $         210.7     $          102.4
                                                                            ===============     ================


Cash paid during the period:
   Interest                                                                 $           3.1     $            0.8
   Income Taxes                                                                        60.9                 62.3




            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Payless ShoeSource, Inc., a Missouri corporation ("Payless") and its subsidiaries were reorganized into a Delaware holding company structure effective June 1, 1998 through a merger ("Merger") with Payless Merger Corp., a Missouri corporation, which was an indirect wholly owned subsidiary of Payless and a wholly owned subsidiary of Payless ShoeSource, Inc., a Delaware corporation ("Company"). The Company formerly was a wholly owned subsidiary of Payless immediately prior to the merger. Each of the Company and Payless Merger Corp. were organized in connection with the Merger. Pursuant to the Merger, Payless became an indirect wholly owned subsidiary of the Company and is the principal operating subsidiary of the Company. The transaction was accounted for as a reorganization of entities under common control (similar to a pooling of interest). As a result, immediately following the effective time the Company and its subsidiaries had the same consolidated net worth as Payless and its subsidiaries had immediately prior to the Merger.

For purposes of these Notes to Condensed Consolidated Financial Statements, the "Registrant", or the "Company" refers to Payless ShoeSource, Inc., a Delaware corporation, and its subsidiaries, unless the context otherwise requires.

NOTE 2. INTERIM RESULTS. The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 22-26) in the Company's 1998 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the quarter and nine month period ended October 30, 1999, are not necessarily indicative of the results that may be expected for the year ending January 29, 2000.

NOTE 3. INVENTORIES. Merchandise inventories are valued at the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market.

NOTE 4. LONG-TERM DEBT. In June 1999, the Company completed a $55 million financing through a private placement of unsecured notes issued by a wholly owned subsidiary in five and ten year maturities. The financing consists of an aggregate of $20 million of senior notes maturing in June 2004 at 7.34%, $15 million of senior notes maturing in June 2009 at 7.67%, with payments of principal beginning in June 2003, and $20 million of senior notes maturing in June 2009 at 7.78%.
                                        5

NOTE 5. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

NOTE 6. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

NOTE 7. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average rates of exchange. The foreign currency translation was immaterial for the third quarter of 1999 and 1998.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended October 30, 1999 (1999) and October 31, 1998
(1998). This discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

NET EARNINGS
Net earnings totaled $34.6 million in the third quarter of 1999, up 2.7% from $33.7 million in the third quarter of 1998. For the first nine months of 1999, net earnings were $121.2 million compared with $120.7 million in the 1998 period, a 0.4% increase.

The following table presents the components of costs and expenses, as a percent of net retail sales, for the third quarter and first nine months of 1999 and 1998.



                                                      First
                                  Third Quarter    Nine Months
                                  -------------   -------------
                                   1999   1998     1999   1998
                                  ------ ------   ------ ------
  Cost of sales                    68.0%  68.6%    67.6%  68.1%

  Selling, general and
    administrative expenses        23.4   22.9     22.9   22.4

  Interest (income)/expense, net    (.0)   (.2)     (.0)   (.3)
                                   ----   ----     ----   ----

  Earnings before income taxes      8.6%   8.7%     9.5%   9.8%
                                   ====   ====     ====   ====

  Effective income tax rate        39.9%  39.9%    39.9%  39.9%
                                   ====   ====     ====   ====

  Net Earnings                      5.2%   5.2%     5.7%   5.9%
                                   ====   ====     ====   ====

NET RETAIL SALES
Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the third quarter of 1999 net retail sales increased 4.1 percent from the third quarter of 1998, consisting of a 7.5 percent increase in unit volume and a
3.1 percent decrease in average selling prices. For the first nine months of 1999 net retail sales increased 3.9 percent from the same period of 1998, consisting of a 5.7 percent increase in unit volume and a 1.7 percent decrease in average selling prices. Sales percent increases (decreases) are as follows:



                                            Third Quarter        First Nine Months
                                          -----------------     -------------------
                                            1999     1998         1999       1998
                                          --------  -------     ---------  --------

        Net Retail Sales                    4.1%      1.2%        3.9%      2.5%

        Same-Store Sales                    0.8%     (1.9%)       0.4%     (0.1%)




COST OF SALES
Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $455.4 million in the 1999 third quarter, up 3.3% from $441.0 million in the 1998 third quarter. For the first nine months of 1999, cost of sales was $1.438 billion, a 3.1% increase from $1.395 billion in the 1998 period.

For the third quarter and first nine months, cost of sales, as a percent of net retail sales, declined 0.6 percent to 68.0 percent and 0.5 percent to 67.6 percent, respectively. Gross margin improvement in the third quarter and the first nine months of the year was primarily due to lower sourcing costs, control of freight costs, a lower markdown rate, and reduced damages and shrink.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $156.8 million in the 1999 third quarter, up 6.4 percent from $147.4 million in the 1998 third quarter. For the first nine months of 1999, selling, general and administrative expenses were $486.5 million compared with $457.7 million in the 1998 period, a 6.3 percent increase.

As a percent of net retail sales, selling, general and administrative expenses were 23.4 percent during the third quarter of 1999 compared with 22.9 percent in the third quarter of 1998. For the first nine months of 1999, selling, general and administrative expenses as a percent of net retail sales were 22.9 percent in 1999 compared with 22.4 percent in 1998.

The increase during the third quarter and the first nine months of 1999 was due primarily to an increase in stores payroll due to higher hourly wage rates, and higher advertising expenditures.

CASH FLOW
Cash flow from operations during the nine months ended October 30, 1999, was $203.6 million. This figure represented 9.6 percent of net retail sales during the first nine months of 1999 compared with 9.4 percent during the first nine months of 1998. Internally generated funds are expected to continue to be the most important component of the Company's capital resources and are expected to fund capital expansion.
                                        7

CAPITAL EXPENDITURES
Capital expenditures during the first nine months of 1999 totaled $71.7 million with an additional $34.3 million estimated to be incurred during the remainder of fiscal year 1999. The Company anticipates that cash flow from operations and the Company's existing credit facility should be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES
During the third quarter of 1999, the Company acquired 0.8 million shares of its common stock for an aggregate price of approximately $40 million. For the first nine months of the year, the Company has acquired 2.1 million shares for an aggregate price of approximately $105 million.

In June 1999, the Company completed a $55.0 million dollar financing through a private placement of unsecured notes issued by a wholly-owned subsidiary in five and ten year maturities. Principal payments on $15.0 million of the ten year notes begin in June 2003. Proceeds from the financing are intended to be used for general corporate purposes including the funding of a portion of the company's stock repurchase program.

AVAILABLE CREDIT
The Company has in place a $200.0 million unsecured revolving credit facility with a bank syndication group. While no amounts had been drawn against the agreement at October 30, 1999, the balance available to the Company was reduced by $11.4 million outstanding under a letter of credit.

FINANCIAL CONDITION RATIOS
A summary of key financial information for the periods indicated is as follows:


                                                           Oct. 30,            Oct. 31,          Jan. 30,
                                                             1999                1998              1999
                                                           ---------           ---------         ---------
Current Ratio                                                 2.8                 2.3              2.5
Debt-to-Capitalization Ratio*                                14.9%                0.9%             9.5%
Fixed Charge Coverage**                                       3.8x                4.1x             4.1x



    * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, long-term debt, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 57.3%, 53.7% and 56.8% respectively, for the periods referred to above.

    ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense.

STORE ACTIVITY
At the end of the third quarter of 1999, the Company operated 4,449 Payless ShoeSource stores in 50 states, Canada, the District of Columbia, Guam, Saipan, Puerto Rico and the U.S. Virgin Islands and 220 Parade of Shoes stores. The following table presents the change in store count for the third quarter and first nine months of 1999 and 1998.


  PAYLESS SHOESOURCE                                  First
                                  Third Quarter    Nine Months
                                 ---------------  -------------
                                   1999    1998    1999   1998
                                 -------- ------  ------ ------
  Beginning of quarter/year        4,413  4,293   4,357  4,256
  Stores opened                       69     71     196    178
  Stores closed                      (33)   (37)   (104)  (107)
                                   -----  -----   -----  -----

  Ending store count               4,449  4,327   4,449  4,327
                                   =====  =====   =====  =====

  PARADE OF SHOES                                      First
                                   Third Quarter    Nine Months
                                   -------------   -------------
                                    1999   1998    1999   1998
                                   ------ ------   ----- -------
  Beginning of quarter/year          215    211     213    175
  Stores opened                        7     10      11     51
  Stores closed                       (2)    (9)     (4)   (14)
                                   -----  -----   -----  -----

  Ending store count                 220    212     220    212
                                   =====  =====   =====  =====

E-COMMERCE
On May 27, 1999 the Company launched its online store, Payless.com (sm). The store's Internet address is http://www.payless.com. The online store offers customers another way to take advantage of the value, quality, and selection offered through the Company's Payless ShoeSource stores, with the added convenience of online shopping. In late September, Payless announced an E-Commerce agreement with America Online, Inc. to sell footwear through AOL's new Shop@AOL marketplace, making Payless.com (sm) an anchor tenant for this online shopping destination.

SHOPKO

Effective July 23, 1999, the Company entered into an agreement with ShopKo Stores, Inc. ("ShopKo") under which Payless will operate the shoe departments in the ShopKo stores. In early October the Company opened its first Payless ShoeSource shoe departments in ShopKo stores. The Company is now operating in 9 ShopKo stores and intends to be open in 13 ShopKo stores by the end of the year. Payless expects to be operating in all ShopKo stores by the fall of 2000. There are currently 160 ShopKo locations. These shoe departments will offer the same footwear and accessories available in Payless ShoeSource stores. The Company estimates that these Payless ShoeSource shoe departments will produce approximately 50% of the revenue of a typical Payless ShoeSource store.

PARADE OF SHOES UPDATE

In light of the performance of Parade of Shoes during the first nine months of 1999, the Company now plans to add approximately ten new Parade of Shoes stores by the end of the fiscal year and anticipates adding another 50 stores in fiscal year 2000.

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

The Company's Year 2000 program encompasses both information systems and non-information technology within the Company as well as investigation of the readiness of the Company's significant business partners. The Company engaged an international consulting firm to evaluate and assist in the monitoring of its Year 2000 program. The outside consulting firm provided periodic updates on the Company's progress to the Company's Board of Directors.

INTERNALLY ENGINEERED SYSTEMS. With assistance from another international consulting firm, the Company has modified its internally engineered computer systems to enable continued processing of data into and beyond the Year 2000. This phase of the Company's Year 2000 program has been completed. The consulting firm has completed its work and the Company completed its remediation and testing of its internally engineered computer systems using internal resources.

PURCHASED SYSTEMS. The Company inventoried the types of purchased hardware and software systems used within the enterprise and has obtained, where feasible, contractual warranties from system vendors that their products are or will be Year 2000 compliant. This phase of the Company's Year 2000 program is complete. The Company requires Year 2000 contractual warranties from all vendors of new software and hardware. In addition, the Company has tested all significant newly purchased computer hardware and software systems in an effort to ensure their Year 2000 compliance.

BUSINESS PARTNERS. The Company has communicated with most of its suppliers, banks and other business partners or vendors seeking assurances that they will be Year 2000 compliant. Although no method exists for achieving certainty that any business' significant partners will function without disruption in the Year 2000, the Company's goal is to obtain as much detailed information as possible about its significant partners' Year 2000 plans and to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of the Year 2000.

The Company has compiled detailed information regarding all of its significant business partners. The Company has, where appropriate, reviewed such significant partners throughout 1999 to confirm their level of preparedness for the Year 2000 and has made adjustments where necessary to avoid utilization of those partners who present an unacceptable level of risk.

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

EMBEDDED SYSTEMS. The Company has inventoried non-computing electronic equipment (non-information technology) throughout the enterprise to determine whether it is date sensitive. Where appropriate, the Company has sought and received contractual protections or made contingency plans in an effort to minimize any adverse effect on any such equipment due to the Year 2000. The Company has fully tested critical non-computer equipment.

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

To date, the Company has expended nearly all of its planned Year 2000 expenditures, although this cannot necessarily be taken as an indication of the Company's degree of completion of its Year 2000 program.

RISK ANALYSIS. Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon timely performance by its business partners. As noted above, a large-scale Year 2000 failure could impair the Company's ability to timely deliver product to stores, resulting in potential lost sales opportunities and additional expenses. Neither the precise magnitude of such lost sales opportunities and additional expenses nor the exact costs of carrying out contingency plans has been ascertained by the Company.

The Company's Year 2000 program has identified and seeks to minimize this risk and included testing of internally engineered systems and purchased hardware and software, to ensure, to the extent feasible, all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its significant business partners based upon information obtained through its surveys and interviews. That refinement will continue throughout 1999.

CONTINGENCY PLANS. The Company's Year 2000 program also includes a contingency plan which attempts to minimize any disruption to the Company's operations in the event of a Year 2000 failure.

The Company's plans are designed to handle a variety of failure scenarios, including failures of its internal systems, as well as failures of significant business partners. The level of planning required was a function of the risks ascertained through the Company's investigative efforts. The Company's contingency planning has been completed.

While no assurances can be given, because of the Company's extensive efforts to formulate and carry-out an effective Year 2000 program, the Company believes its program should effectively minimize disruption to the Company's operations due to the Year 2000.

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

The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; successful implementations of new technologies; Year 2000 matters as discussed herein; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located; changes in trade and foreign tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to achieve expected advantages of operating shoe departments in specialty discount stores, the ability to hire, train and retain associates; and general economic, business and social conditions.

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



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Number           Description
     -------          ------------

     10.1             Consulting Agreement between the Company and Richard A.
                      Jolosky*

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

                                                PAYLESS SHOESOURCE, INC.

Date: 12/8/99                                    /s/ Steven J. Douglass
      -------                                   ------------------------------
                                                    Steven J. Douglass
                                                        Chairman and
                                                   Chief Executive Officer



Date: 12/8/99                                    /s/ Ullrich E. Porzig
      -------                                   ------------------------------
                                                   Ullrich E. Porzig
                                                Senior Vice President and
                                                 Chief Financial Officer

                                  Exhibit Index




     Number           Description
     ------           -----------

     10.1             Consulting Agreement between the Company and Richard A.
                      Jolosky

     11.1             Computation of Net Earnings Per Share

     27               Financial Data Schedule