Form 10-K405
period 2000-01-29
PAYLESS SHOESOURCE INC /DE/
filed 2000-04-21
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark one)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 29, 2000
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to ___________
                         Commission File Number 1-14770

                            PAYLESS SHOESOURCE, INC.
             (Exact name of registrant as specified in its charter)


                       DELAWARE                             43-1813160
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)                Identification
                                                              Number)

     3231 SOUTH EAST SIXTH AVENUE, TOPEKA, KANSAS           66607-2207
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Registrant's Common Stock held by non-affiliates based on the closing price of $1,322,131,836 on April 19, 2000, was $58.1875.

The Registrant had 22,261,422 shares of $.01 par value Common Stock issued and outstanding as of April 19, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareowners for the fiscal year ended January 29, 2000, (the "1999 Annual Report") are incorporated into Part II, as described herein.

2. Portions of the Registrant's 2000 Proxy Statement for the Annual Meeting to be held on May 26, 2000, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

    This report contains, and from time to time the Registrant may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, possible strategic alternatives and similar matters. Also, statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forwarding-looking statements. The Registrant notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Registrant's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; successful implementation of new technologies; Year 2000 matters, the financial condition of the suppliers and manufacturers from whom the Registrant sources its merchandise; changes in existing or potential duties, tariffs or quotas; availability of suitable store locations on acceptable terms; the ability to hire, train and retain associates; and general economic, business and social conditions.

                            Payless ShoeSource, Inc.
                             Form 10-K Annual Report
                   For the fiscal year ended January 29, 2000

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

                                     PART IV

    Item 14.      Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

                  Signatures

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Payless ShoeSource, Inc., a Delaware corporation, together with its subsidiaries, ("Payless," the "Company" or the "Registrant") is the largest family footwear retailer in the United States with more than $2.7 billion in sales in the fiscal year ended January 29, 2000 ("1999"). The Company sold approximately 215 million pairs of shoes in 1999 and served approximately 160 million customers.

As of January 29, 2000, the Company operated 4,492 Payless ShoeSource(R) stores in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, Saipan, and Canada. Payless ShoeSource(R) stores feature fashionable, quality footwear for men, women and children, including athletic, casual, dress, sandals, work boots and slippers. In addition, the Company operated 220 Parade stores in 16 states. Parade offers fashionable women's footwear and accessories at moderate prices.

DEVELOPMENTS

ALLIANCE WITH SHOPKO STORES, INC. In July, Payless entered into a strategic alliance with ShopKo Stores, Inc. The new "store within a store" concept was implemented in 13 ShopKo Stores in the fourth quarter. The Company expects to operate the shoe departments in all 160-plus ShopKo stores by mid-year 2000. These shoe departments offer the same footwear and accessories available in Payless ShoeSource(R) stores. The ShopKo(R) alliance is the first step in a strategy to exploit opportunities to extend the Payless presence in new retail formats.

E-COMMERCE In the second quarter, the Company launched its exciting E-Commerce venture: Payless.comsm. This new platform allows the Company to extend its brand recognition through the Internet and provide customers with another convenient way to shop with Payless. Payless.com's unique arrangement gives customers the 24-hour shopping convenience plus speedy delivery to their homes or free delivery to their nearby Payless ShoeSource(R) store. In September, Payless.comsm became an anchor tenant in America Online's new SHOP@AOL Marketplace. This attracts more customers to the convenience of Payless.comsm and further extends the brand. SHARE REPURCHASES In January 1997, the Board of Directors of the Company authorized the repurchase of up to $150 million of outstanding Common Stock of Payless in open-market transactions. In September 1997, the Company completed this $150 million repurchase (having repurchased approximately 2.8 million shares). In September 1997, the Board of Directors of the Company authorized a second repurchase of up to $150 million of outstanding Common Stock in open-market transactions, subject to market conditions and receipt of a favorable ruling from the Internal Revenue Service (the "IRS"). The Company received the favorable IRS ruling in March 1998. In July 1998, the Company completed this $150 million repurchase (having purchased approximately
2.2 million shares). In August 1998, the Board of Directors of the Company authorized a third repurchase of up to $150 million of outstanding Common Stock of Payless in open-market transactions. In October 1998, the third $150 million repurchase was increased by the Board of Directors, on the same terms, to $500 million. Between August 1, 1998 and January 30, 1999 the Company repurchased 2.7 million shares and during the last fiscal year, the Company repurchased 2.9 million shares at a cost of approximately $142 million. The aggregate cost of the 5.7 million repurchased shares in the Company's third stock repurchase program was approximately $265 million. In March 2000, the Board of Directors increased the $500 million share authorization to $700 million. On April 10, 2000, the Company completed a modified Dutch auction self-tender for its common stock repurchasing 7,547,169 shares for approximately $400 million. The Company is required to return the shares repurchased to authorized but unissued status.

STORES During 1999 the Company had a net increase of 135 Payless ShoeSource stores (269 openings and 134 closings) and 7 Parade stores (21 openings and 14 closings). Year-end 1999 store count was 4,492 Payless ShoeSource stores and 220 Parade stores.

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

PAYLESS SHOESOURCE(R) STORES

The average size of the Company's Payless ShoeSource(R) stores is approximately 3,300 square feet. Each store carries on average 8,200 pairs of shoes selected from approximately 500 styles offered. Payless ShoeSource(R) stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers and the new "store within a store." Of the 4,492 Payless ShoeSource(R) locations open at the end of 1999, 714 incorporated a "Payless Kids(R)" area which consists of approximately an additional 1,000 square feet of selling space devoted to an expanded assortment of children's shoes and three were exclusively "Payless Kids(R)" stores. The stores that include a "Payless Kids(R)" area and those that are dedicated "Payless Kids(R)" stores are located throughout the country, have wider aisles, children-friendly seating and an entertainment center for children. Payless(R) intends to phase out the remaining exclusively "Payless Kids(R)" stores.

The Company's Payless ShoeSource(R) stores operate in rural, suburban and urban environments. The 10 states with the largest concentration of the Company's Payless ShoeSource(R) stores are identified below (along with the total number of Payless ShoeSource(R) stores):


                 STATE        NO. OF PAYLESS SHOESOURCE(R) STORES
                 -----        -----------------------------------
                 CALIFORNIA                     647
                 TEXAS                          380
                 FLORIDA                        275
                 NEW YORK                       274
                 ILLINOIS                       203
                 PENNSYLVANIA                   193
                 OHIO                           178
                 MICHIGAN                       155
                 NEW JERSEY                     128
                 MASSACHUSETTS                  103
                 OTHER (INCLUDING
                 NON-U.S. STORES)             1,956
                                              -----
                 TOTAL                        4,492

The Company's Payless ShoeSource(R) stores are highly automated, each with an electronic point of sale register (excluding the ShopKo locations) and a back office computer which not only records transactions from the register (not in ShopKo stores), but also serves many other store supporting functions including price look-up, accumulation of associate hours worked and communications with the Company's headquarters in Topeka, Kansas. Store associates receive regular weekly communications from the Company's headquarters describing promotional and display requirements.

The Company's Payless ShoeSource(R) operations are directed centrally by a senior officer and a small support staff.

The average Payless ShoeSource(R) store has a manager and approximately five associates. The stores are organized into districts. District managers, to whom the store managers report, themselves report to the division offices and have full responsibility for the stores in their district. Division offices also have loss prevention and inventory control functions. Human resources, merchandising support and other more general support services, are provided from the Company's headquarters.

PARADE STORES

The Company's Parade division, which was acquired in March 1997, from J. Baker, Inc., of Canton, Massachusetts, emphasizes the retail sale of fashionable, quality, primarily leather, women's shoes. As of January 29, 2000, the Company operated 220 Parade stores as a separate division supported by Payless sourcing, distribution, information systems, real estate, human resources and financial operations.

Major markets include New York City, Chicago, Boston, Philadelphia, Washington, D.C., Miami and Puerto Rico. The average size of a Parade store is approximately 2,400 square feet. These stores operate in a variety of real estate formats including shopping malls, central business districts and strip centers.

EMPLOYEES

During 1999, the Company's average number of employees was approximately 26,000, including approximately 14,500 full-time associates and 11,500 part-time associates. Approximately 675 of the Company's distribution center general warehouse associates are covered by collective bargaining agreements. Approximately 150 of the Company's other associates are covered by collective bargaining agreements. Management believes it has a good relationship with its employees.

The Company is led by a team of 21 senior management executives who have an average of 18.1 years of retail industry experience, including an average of
12.5 years with the Company and May.

PRODUCTS

The Company's Payless ShoeSource(R) stores offer a broad assortment of fashionable, quality footwear for men, women and children, including athletic, casual, dress, sandals, work boots and slippers. Shoes are constructed with leather, canvas and man-made materials. Styling is updated regularly in an effort to remain current with proven fashion trends. During 1999, shoes sold at Payless ShoeSource(R) stores sold at an average retail price of $11.63/pair. In addition to shoes, Payless ShoeSource(R) stores offer accessories, including handbags, shoe polish and hosiery. Parade stores feature fashionable women's dress, casual and athletic footwear priced in the $20 to $40/pair range.

The Company's merchandising effort is led by the President and three general merchandise managers with an average of 19 years of retail experience. They direct teams of buyers, planners and distributors that interact with agents and factory representatives to design, select, produce, inspect and distribute footwear and accessories to Payless ShoeSource(R) and Parade stores.

CUSTOMERS

The Company sells footwear to women, men and children of all age groups. The Company has significant market penetration with its target customers: women between the ages of 18 and 44. The Company believes that more than 45% of its target customers purchased at least one pair of shoes from the Company last year. In 1999, the Company sold more pairs of shoes than any other U.S. footwear retailer.

SEASONALITY

The retail footwear market is characterized by four high volume seasons: Easter, early Summer, back-to-school and Winter holiday. The Company must increase inventory levels during these periods to support the increased demand for seasonal styles. Unseasonable weather patterns may affect planned sales of seasonal products such as sandals and boots.

PURCHASING

The Company, both on its own account and through its indirect, wholly-owned subsidiary, Payless ShoeSource Merchandising, Inc., utilizes a network of agents and factories in the United States and 10 foreign countries to obtain its products. These products are manufactured to meet the Company's specifications and standards. The strength of the Company's relationships with agents and factories, some dating back over 40 years, has allowed the Company to revise its sourcing strategies to reflect changing political and economic environments. In the past, many of the Company's agents and factory owners have played significant roles in developing production in new factories and in new countries without compromising production capacity or product quality. Factories in the People's Republic of China are a source of approximately 84% of the Company's merchandise. There can be no assurance that a change in political climate with or in China would not have a material adverse effect on the Company. The Company does not purchase "seconds" or "overruns" and does not own any manufacturing facilities. The Company closely integrates its merchandise purchasing requirements with various manufacturers through its sourcing organization which has offices in Kansas, Taiwan, China, Brazil and Vietnam. Management believes it has good relationships with the entities from which it sources, although there can be no assurance that such relationships will remain good or that such entities believe that such relationships are good.

Worldwide, approximately 58 percent of the Company's merchandise calculated on an at cost basis is acquired through a network of third-party agents. Payless ShoeSource International, Inc., the Company's indirect subsidiary in Taipei, Taiwan, arranges directly with factories for the design, selection, production management, inspection and distribution of approximately 42 percent of the shoes acquired for the Company.

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

Imports from China currently enjoy "normal trade relations" ("NTR") treatment under United States tariff laws. NTR treatment provides the most favorable level of United States import duty rates. China's NTR treatment is annually reviewed by the United States Government. Extension of this treatment is subject to uncertainty every year. The loss of NTR treatment for imports from China would likely result in substantially increased costs to the Company in the purchase of merchandise from China. The Company believes, however, that its competitors in the footwear industry would be similarly affected.

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

The Company, through its indirect, wholly-owned subsidiary, Payless ShoeSource Distribution, Inc., operates a single 795,000 square foot distribution center, including office space, in Topeka, Kansas (the "DC"). The DC is capable of replenishing in-store product levels by style, color and size. The DC currently handles approximately 70 percent of the Company's distribution needs and operates seven days-a-week. Management believes this facility is one of the most highly-automated and cost-efficient distribution facilities in the retail footwear industry. The remaining 30 percent of the Company's distribution needs are handled by a third party facility in Los Angeles, California.

The Company believes its distribution center system has sufficient capacity to support more than 5,000 stores. The Company regularly monitors the capacity of the DC. Stores generally receive new merchandise at least twice a week, in an effort to maintain a constant flow of new and replenished merchandise.

INDUSTRY SEGMENTS

The retail footwear industry can be divided into high, moderate and value-priced segments. The high priced segment is comprised principally of department stores. The moderate priced segment, which includes specialty shoe chains, mass merchandisers, and junior department stores, has no single dominant competitor. The Company and national discount mass-merchandisers are predominant in the value-priced segment.

Based on industry data, the United States footwear market is estimated to be $38 billion/year comprising more than one billion pairs of footwear, and has remained relatively constant in each respect over the past several years. Industry data suggests that the quality offered in the value-priced segment has improved significantly in recent years.

The Company considers itself part of the value-priced segment of the footwear industry. In 1999, the Company's sales accounted for approximately 7.1 percent of the total dollar sales of the estimated $38 billion United States footwear market.

COMPETITION

The Company operates in a highly competitive retail market competing primarily with national and regional discount mass-merchandisers, as well as with other discount shoe stores and off-price outlet stores. Competition is based on product selection, quality and availability, price, store location, customer service and promotional activities. The Company believes that it has a leadership position in the footwear market.

INTELLECTUAL PROPERTY

The Company, through its wholly-owned subsidiaries, owns certain copyrights, trademarks, patents and domain names which it uses in its business and which it regards as valuable assets. The trademarks include Payless(R), Payless ShoeSource(R), Payless Kids(R), Parade(sm), and Parade of Shoes(R) and domain names including: Payless.com(sm). The Company owns all rights to the yellow and orange logo used in its Payless ShoeSource(R) signs and advertising. In the United States, the Company has registered over 200 key marks and owns over 50 common law marks under which it markets private label merchandise in its Payless ShoeSource(R) stores. In addition, the Company owns over 50 registered and common law marks under which it markets private label merchandise in its Parade stores. The Company also owns registrations for Payless ShoeSource(R) in over 50 foreign countries. All of the Company's registered trademarks may be renewed indefinitely.

MARKETING

The Company's marketing efforts are multi-dimensional, including nationally broadcast television advertising, newspaper and mail inserts in support of major promotional periods. In addition to media support, the Company utilizes in-store promotional materials, including posters, signs and point of sale items. Also, the Company communicates through the promotional funds, media funds, merchants' associations and similar efforts that are part of the leasing agreements from its various landlords. Finally, the Company uses publicity efforts to gain low cost awareness of Payless and its core business.

In addition to its marketing staff, the Company uses professional firms to assist in advertising, creative services, media purchase, publicity, business and market planning and consumer research.

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

FOREIGN OPERATIONS

In late 1997, the Company, through its indirect wholly-owned Canadian subsidiary, Payless ShoeSource Canada Inc., opened its first store in Canada. By the end of fiscal year 1999, the Company had opened 180 Canadian stores. In February of 1999, the Company opened its first store in French-speaking Quebec Province.

DIRECTORS OF THE COMPANY

Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company's Directors:


           NAME                  PRINCIPAL OCCUPATION
           ----                  --------------------

  STEVEN J. DOUGLASS    CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
                        OF THE COMPANY
  DANIEL BOGGAN JR.     SENIOR VICE PRESIDENT OF THE NATIONAL  COLLEGIATE
                        ATHLETIC ASSOCIATION
  HOWARD R. FRICKE      CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
                        OF THE SECURITY BENEFIT GROUP OF COMPANIES
  THOMAS A. HAYS        RETIRED, FORMERLY  DEPUTY  CHAIRMAN  OF THE  MAY
                        DEPARTMENT STORES COMPANY
  KEN C. HICKS          PRESIDENT OF THE COMPANY
  MYLLE B. MANGUM       CHIEF EXECUTIVE OFFICER OF MMS INCENTIVES, LLC
  MICHAEL E. MURPHY     RETIRED, FORMERLY VICE CHAIRMAN AND CHIEF
                        ADMINISTRATIVE OFFICER OF SARA LEE CORPORATION
  ROBERT L. STARK       RETIRED, FORMERLY EXECUTIVE VICE PRESIDENT
                        HALLMARK CARDS, INC.

EXECUTIVE OFFICERS OF THE COMPANY

Listed below are the names and ages of the executive officers of the Company as of April 19, 2000 and offices held by them with the Company.


            NAME          AGE                POSITION AND TITLE
            ----          ---                ------------------


   STEVEN J. DOUGLASS      50    CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                 OFFICER
   KEN C. HICKS            47    PRESIDENT
   DUANE L. CANTRELL       44    EXECUTIVE VICE PRESIDENT -- OPERATIONS
   JOHN N. HAUGH           37    SENIOR VICE PRESIDENT -- MARKETING
   JED L. NORDEN           49    SENIOR VICE PRESIDENT -- HUMAN RESOURCES
   ULLRICH E. PORZIG       54    SENIOR VICE PRESIDENT -- CHIEF  FINANCIAL
                                 OFFICER AND TREASURER
   WILLIAM J. RAINEY       53    SENIOR VICE PRESIDENT -- GENERAL COUNSEL AND
                                 SECRETARY
   GARY M. STONE           51    SENIOR VICE PRESIDENT -- CORPORATE
                                 DEVELOPMENT

STEVEN J. DOUGLASS has served as Chairman of the Board and Chief Executive Officer of Payless since May 4, 1996, the date on which Payless Common Stock was distributed in a spin-off by May to its shareowners (the "Spin-off"). Mr. Douglass was also Chairman and Chief Executive Officer of Payless from April 1995 to the Spin-off. He joined Payless in 1993 and served as Senior Vice President/Director of Retail Operations from 1993 to January 1995 and as Executive Vice President/Director of Retail Operations from January 1995 to April 1995. Prior to his association with Payless, Mr. Douglass held several positions at divisions of May, serving as Chairman of May Company, Ohio (1990-1993) and Senior Vice President and Chief Financial Officer of J.W. Robinsons (1986-1990). Mr. Douglass is a director of The Security Benefit Group of Companies. Mr. Douglass has served as a Director of Payless since April 30, 1996.

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

DUANE L. CANTRELL has served as Executive Vice President -- Operations since April 1997 and as Senior Vice President -- Retail Operations from May 1995 to April 1997. He was Senior Vice President -- Merchandise Distribution and Planning (1992-1995) and Senior Vice President -- Merchandise Distribution (1990-1992). Mr. Cantrell has been employed by the Company since 1978.

JOHN N. HAUGH has served as Senior Vice President -- Marketing since January 2000. He served as Executive Vice President of Marketing and Sales for Universal Studios (1998-1999) and prior to that he worked for Carlson Companies (1993-1998).

JED L. NORDEN has served as Senior Vice President -- Human Resources since July 1985. He served as Vice President-Executive Development of May (1984-1985). Prior to joining May, Mr. Norden held various management positions with Ingersoll-Rand, most recently serving as General Manager-Personnel and Facilities (1982-1984).

ULLRICH E. PORZIG has served as Senior Vice President -- Chief Financial Officer and Treasurer since April 1998. He served as Senior Vice President and Chief Financial Officer from February 1996 to April 1998 and from 1986 to 1988. Between 1993 and 1996, Mr. Porzig was Senior Vice President, Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993, he was employed by May in various capacities including Senior Vice President-Finance and Chief Financial Officer of Foley's (1988-1993).

WILLIAM J. RAINEY has served as Senior Vice President -- General Counsel and Secretary since April 1996. Prior to joining the Company, Mr. Rainey served as Executive Vice President, General Counsel and Secretary of Fourth Financial Corporation (1994-1996) and Vice President, General Counsel of Cabot Corporation (1991-1993).

GARY M. STONE has served as Senior Vice President -- Corporate Development since October 1999 and served as Senior Vice President -- Store Development from February 1997 to October 1999. Prior to joining the Company, Mr. Stone was employed by PepsiCo, Inc. as Senior Vice President and General
Manager -- Restaurant Services (1995-1997) and Vice President, Asset
Development -- Pizza Hut (1990-1995).

ITEM 2.    PROPERTIES

The Company leases substantially all of its stores. The leases typically have a primary term of 5 or 10 years, with none to two five-year renewal options. During 2000, approximately 815 of the Company's leases, including 177 leases which, as of January 29, 2000, were month-to-month tenancies, are due to expire. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store's sales volume. Payless ShoeSource stores average approximately 3,300 square feet and Parade stores average approximately 2,400 square feet. The Company owns and operates, directly or through its wholly-owned subsidiaries, a 305,000 square foot central office building and a 795,000 square foot distribution facility, including office space, both of which are located in Topeka, Kansas.

ITEM 3.    LEGAL PROCEEDINGS

On September 16, 1999, a lawsuit entitled Martins, Johns and Mason vs. Payless ShoeSource, Inc. was filed in the Superior Court of the State of California for the County of Orange. The plaintiffs, all former managers of Payless ShoeSource stores in California, allege that the Company violated California wage and labor laws by not paying them overtime wages for time worked over 40 hours in a week. The plaintiffs further allege that the case should be certified as a class action and seek overtime wages for all current or former store managers for Payless ShoeSource stores in California during the four years prior to September 1999 through the date a judgment may be rendered. Although the lawsuit's outcome and the amount of any liability that could arise with respect to this lawsuit cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse financial effect on the Company.

The Company and its subsidiaries are also parties to ordinary private litigation incidental to their business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended January 29, 2000.

                                     PART II

ITEM 5.      MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

There were approximately 18,514 registered holders of the Company's Common Stock as of January 29, 2000 compared to approximately 19,931 registered holders as of January 30, 1999. The information set forth under the headings "Management's Discussion and Analysis -- Common Stock and Market Prices" and "Shareowner Information -- Common Stock" in the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 6.      SELECTED FINANCIAL DATA

The information set forth under the heading "Summary of Selected Historical Financial Information" of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading "Management's Discussion and Analysis" of the Company's 1999 Annual Report is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Statement of Earnings for the fiscal years 1997, 1998 and 1999, the Consolidated Balance Sheet as of January 29, 2000 and January 30, 1999, the Consolidated Statement of Shareowners' Equity, the Consolidated Statement of Cash Flows for fiscal years 1997, 1998, 1999, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants contained in the Company's 1999 Annual Report to Shareowners are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

a) Directors -- The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2000, under the captions "Election of Directors -- Directors and Nominees for Directors" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

b) Executive Officers -- Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption "Executive Officers of the Company."

ITEM 11.     EXECUTIVE COMPENSATION

The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2000, under the captions "Election of Directors -- The Board and Committees of the Board -- Compensation of Directors," "Compensation and Nominating Committee Report -- EICP" and "Executive Compensation" is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2000, under the caption "Beneficial Stock Ownership of Directors, Nominees, Executive Officers and Persons Owning More Than Five Percent of Common Stock " is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1) Financial Statements. The following financial statements are incorporated herein by reference to the Company's 1999 Annual Report to Shareowners:

                                                     PAGE IN
                                                   ANNUAL REPORT

           Financial Statements:
           Consolidated Statement of Earnings for
           the three fiscal years ended
           January 29, 2000                                 18
           Consolidated Balance Sheet --
           January 29, 2000 and January 30, 1999            19
           Consolidated Statement of Shareowners'
           Equity for the three fiscal years
           ended January 29, 2000                           20
           Consolidated Statement of Cash Flows
           for the three fiscal years ended
           January 29, 2000                                 21
           Notes to Consolidated Financial
           Statements                                      22-26
           Report of Independent Public                     27
           Accountants

    2)  EXHIBITS.


        NUMBER                        DESCRIPTION

        3.1 Amended and Restated Certificate of Incorporation of the Registrant.(1)

        3.2    Amended and Restated Bylaws of the Registrant.(2)

        4 Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Registrant and UMB Bank, N.A.(1)

        10.1 Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores Company and the Registrant.(3)

        10.2 Sublease, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(4)

        10.3 Credit and Guaranty Agreement dated as of April 17, 2000 among Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource, Inc. and Certain of its Subsidiaries, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent.*

       10.4 Administrative Services Agreement, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(4)

       10.5 Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended March 16, 2000.*

       10.6    Spin-Off Stock Plan, Payless ShoeSource, Inc.(4)


       10.7    Spin-Off Cash Plan, Payless ShoeSource, Inc.(4)


       10.8 Restricted Stock Plan for Non-Management Directors, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (as defined therein).(1)

       10.9 Form of Employment Agreement between the Registrant and certain executives of the Registrant. The Registrant has entered into Employment Agreements in the form contained in this exhibit with each of the named executive officers which expire at various dates on or before May 31, 2003, which contain agreements not to compete of 1-2 years beyond the expiration date of the respective Employment Agreements, and provide for annual base salaries at rates not less than the amounts presently paid to them.*

       10.10 Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended March 16, 2000.*

       10.11 Payless ShoeSource, Inc, 401(k) Profit Sharing Plan, as amended and restated effective April 6, 2000.*

       10.12 Payless ShoeSource, Inc. Deferred Compensation Plan, as amended March 16, 2000.*

       10.13 Executive Incentive Compensation Plan of Registrant, as amended April 20, 1998.(1)

       10.14 Form of Control Agreement. The Registrant has entered into Change of Control Agreements with the named executive officers in the form contained in this exhibit.*

       10.15   Form of Directors' and Officers' Indemnity Agreement of
               Registrant.*


       10.16 Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended March 16, 2000.*

       10.17 Executive Incentive Compensation Plan for Business Unit Management of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

       10.18 The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended March 16, 2000.*

       10.19 Payless ShoeSource, Inc. Profit Sharing Plan for Puerto Rico Associates, as amended March 16, 2000.*

       10.20 Stock Ownership Plan of Registrant, as amended effective June 1, 1998.(1)


       10.21 Assumption Agreement, dated as of May 22, 1998, between Registrant and Payless.(1)

       10.22 Consulting Agreement between the Registrant and Richard A. Jolosky.(6)


       10.23 Executive Incentive Compensation Plan for Annual Awards for Merchandising and Retail Operators Functions, effective May 28, 1999.(7)

        11.1   Computation of Net Earnings Per Share.*

        12.1   Computation of Ratio of Earnings to Fixed Charges.*

        13.1 1999 Annual Report to Shareowners of Payless ShoeSource, Inc. (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

        21.1   Subsidiaries of Registrant*

        23.1   Consent of Arthur Andersen, LLP.*

        27.1   Financial Data Schedule*


* Filed herewith

        (1) Incorporated by reference from the Registrant's Form 8-K (File Number 1-14770) dated June 1, 1998.

        (2) Incorporated by reference from the Registrant's Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999.

        (3)    Incorporated   by   reference   from   Exhibit  10.1  of  the
               Registrant's Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.

        (4) Incorporated by reference from the correspondingly numbered Exhibit to Registrant's Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996 as amended through April 15, 1996.

        (5) Incorporated by reference from the Registrant's Form 10-K for fiscal year 1997 (File Number 1-11633).

        (6) Incorporated by reference from the Registrant's Form 10-Q (File Number 1-14770) for the quarter ended October 30, 1999.

        (7) Incorporated by reference from the Registrant's Form 10-Q (File Number 1-14770) for the quarter ended July 31, 1999.

THE COMPANY WILL FURNISH TO SHAREOWNERS UPON REQUEST, AND WITHOUT CHARGE, A COPY OF THE 1999 ANNUAL REPORT AND THE PROXY STATEMENT, PORTIONS OF WHICH ARE INCORPORATED BY REFERENCE IN THE FORM 10-K. THE COMPANY WILL FURNISH ANY OTHER EXHIBIT AT COST.

(b) Reports on Form 8-K:

None.

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

                                          PAYLESS SHOESOURCE, INC.
Date:  April 21, 2000                     By: /s/ Ullrich E. Porzig
                                          -------------------------
                                          Ullrich E. Porzig
                                          Senior Vice President, Chief Financial
                                          Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steven J. Douglass                              Date: April 21, 2000
--------------------------
    Steven J. Douglass
    Chairman, Chief Executive Officer and Director
    (Principal Executive Officer)

By: /s/ Ullrich E. Porzig                               Date: April 21, 2000
-------------------------
    Ullrich E. Porzig
    Senior Vice President, Chief Financial
    Officer and Treasurer
    (Principal Financial and Accounting
    Officer)

By: /s/ Ken C. Hicks                                    Date: April 21, 2000
--------------------
    Ken C. Hicks
    President and Director

By: /s/ Daniel Boggan Jr.                               Date: April 21, 2000
-------------------------
    Daniel Boggan Jr.
    Director

By: /s/ Howard R. Fricke                                Date: April 21, 2000
------------------------
    Howard R. Fricke
    Director

By: /s/ Thomas A. Hays                                  Date: April 21, 2000
----------------------
    Thomas A. Hays
    Director

By: /s/ Mylle B. Mangum                                 Date: April 21, 2000
-----------------------
    Mylle B. Mangum
    Director

By: /s/ Michael E. Murphy                               Date: April 21, 2000
-------------------------
    Michael E. Murphy
    Director

    Director

By: /s/ Robert L. Stark                                 Date: April 21, 2000
-----------------------
    Robert L. Stark
    Director

EXHIBIT INDEX



       EXHIBIT                                                    DESCRIPTION

       NUMBER

       3.1    Amended and Restated Certificate of Incorporation of the
              Registrant.(1)

       3.2    Amended and Restated Bylaws of the Registrant.(2)

       4 Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Registrant and UMB Bank, N.A.(1)

       10.1 Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores Company and the Registrant.(3)

       10.2 Sublease, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(4)

       10.3 Credit and Guaranty Agreement dated as of April 17, 2000 among Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource, Inc. and Certain of its Subsidiaries, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent.*

       10.4 Administrative Services Agreement, dated as of April 2, 1996, between The May Department Stores Company and the Registrant. (4)

       10.5 Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended March 16, 2000.*

       10.6   Spin-Off Stock Plan, Payless ShoeSource, Inc.(4)

       10.7   Spin-Off Cash Plan, Payless ShoeSource, Inc.(4)

       10.8 Restricted Stock Plan for Non-Management Directors, as amended April 20, 1998, effectively immediately prior to the effective time of the Merger (as defined therein).(1)

       10.9 Form of Employment Agreement between the Registrant and certain executives of the Registrant. The Registrant has entered into Employment Agreements in the form contained in this exhibit with each of the named executive officers which expire at various dates on or before May 31, 2003, which contain agreements not to compete of 1-2 years beyond the expiration date of the respective Employment Agreements, and which provide for annual base salaries at rates not less than the amounts presently paid to them.*

       10.10 Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended March 16, 2000.*

       10.11 Payless ShoeSource, Inc. 401(k) Profit Sharing Plan, as amended March 16, 2000.*

       10.12 Payless ShoeSource, Inc. Deferred Compensation Plan, as amended March 16, 2000.*

       10.13 Executive Incentive Compensation Plan of Registrant, as amended April 20, 1998.(1)

       10.14 Form of Control Agreement. The Registrant has entered into Change of Control Agreements with the named executive officers in the form contained in this exhibit.*

       10.15  Form of Directors' and Officers' Indemnity Agreement of
              Registrant.*

       10.16 Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended March 16, 2000.*

       10.17 Executive Incentive Compensation Plan for Business Unit Management of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

       10.18 The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended March 16, 2000.*

       10.19 Payless ShoeSource, Inc. Profit Sharing Plan for Puerto Rico Associates, as amended effective March 16, 2000.*

       10.20 Stock Ownership Plan of Registrant, as amended effective June 1, 1998.(1)


       10.21 Assumption Agreement, dated as of May 22, 1998, between Registrant and Payless.(1)

       10.22 Consulting Agreement between the Registrant and Richard A. Jolosky.(6)


       10.23 Executive Incentive Compensation Plan for Annual Awards for Merchandising and Retail Operators Functions, effective May 28, 1999.(7)

        11.1   Computation of Net Earnings Per Share.*

        12.1   Computation of Ratio of Earnings to Fixed Charges.*

        13.1 1999 Annual Report to Shareowners of Payless ShoeSource, Inc. (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

        21.1   Subsidiaries of Registrant*

        23.1   Consent of Arthur Andersen, LLP.*

        27.1   Financial Data Schedule*


* Filed herewith

        (1) Incorporated by reference from the Registrant's Form 8-K (File Number 1-14770) dated June 1, 1998.

        (2) Incorporated by reference from the Registrant's Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999.

        (3)    Incorporated   by   reference   from   Exhibit  10.1  of  the
               Registrant's Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.

        (4) Incorporated by reference from the correspondingly numbered Exhibit to Registrant's Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996 as amended through April 15, 1996.

        (5) Incorporated by reference from the Registrant's Form 10-K for fiscal year 1997 (File Number 1-11633).

        (6) Incorporated by reference from the Registrant's Form 10-Q (File Number 1-14770) for the quarter ended October 30, 1999.

        (7) Incorporated by reference from the Registrant's Form 10-Q (File Number 1-14770) for the quarter ended July 31, 1999.