Form 10-Q
period 2000-04-29
PAYLESS SHOESOURCE INC /DE/
filed 2000-06-12
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended April 29, 2000


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

                                                             YES   X     NO
                                                                  ---       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common Stock, $.01 par value
                      22,267,674 shares as of May 26, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

(Dollars in millions)

                                                    April 29,         May 1,       Jan. 29,
ASSETS                                                2000             1999          2000
------                                            ------------    ------------   ------------
Current Assets:
     Cash and cash equivalents                    $       32.9    $       91.6    $     164.2
     Merchandise inventories                             406.4           403.9          349.7
     Current deferred income taxes                         8.9            13.5           12.1
     Other current assets                                 46.6            40.1           40.9
                                                  ------------    ------------    -----------
        Total current assets                             494.8           549.1          566.9

Property and Equipment:
     Land                                                  6.8             7.0            7.5
     Buildings and leasehold
       improvements                                      715.4           665.6          713.9
     Furniture, fixtures and
       equipment                                         310.5           301.2          309.1
     Property under capital leases                         7.3             7.6            7.3
                                                  ------------    ------------    -----------
        Total property and equipment                   1,040.0           981.4        1,037.8
     Accumulated depreciation
        and amortization                                (570.0)         (491.8)        (554.9)
                                                  ------------    ------------    -----------
        Property and equipment                           470.0           489.6          482.9

Deferred income taxes                                     25.2            29.3           21.3
Other assets                                              10.5             4.2            4.4
                                                  ------------    ------------    -----------

        Total Assets                              $    1,000.5    $    1,072.2    $   1,075.5
                                                  ============    ============    ===========

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
     Current maturities of
        long-term debt                            $       20.7    $        0.7    $       0.7
     Accounts payable                                     94.8           107.1           81.2
     Accrued expenses                                    120.5           136.1          115.9
                                                  ------------    ------------    -----------
        Total current liabilities                        236.0           243.9          197.8

Long-term debt                                           383.9            71.9          126.1

Other liabilities                                         51.0            49.8           47.8

Total shareowners' equity                                329.6           706.6          703.8

        Total Liabilities and
            Shareowners' Equity                   $    1,000.5    $    1,072.2    $   1,075.5
                                                  ============    ============    ===========

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions, except per share)

                                                                13 Weeks Ended
                                                         ---------------------------
                                                          April 29,         May 1,
                                                             2000            1999
                                                         -----------      ----------
Net retail sales                                         $     708.5      $    689.2

Cost of sales                                                  481.6           468.6

Selling, general and
    administrative expenses                                    169.7           161.5

Non-recurring item                                               8.0             --

Interest expense, net                                            1.7             0.4
                                                         -----------      ----------

Earnings before income taxes
    and extraordinary loss                                      47.5            58.7

Provision for income taxes                                      18.5            23.4
                                                         -----------      ----------

Net Earnings before                                      $      29.0      $     35.3
    extraordinary loss

Extraordinary loss related to early
 extinguishment of debt, net                                     3.6             --
 of income tax

Net Earnings                                             $      25.4      $     35.3
                                                         ===========      ==========

Diluted Earnings per Share:
 Net earnings before extraordinary loss                         1.02            1.09
 Extraordinary Loss                                             0.13             --
                                                         -----------      ---------
Diluted Earnings per Share                               $      0.89      $     1.09
                                                         ===========      ==========

Basic Earnings per Share:
 Net earnings before extraordinary loss                         1.03            1.09
 Extraordinary Loss                                             0.13             --
                                                         -----------      ---------
Basic Earnings per Share                                 $      0.90      $     1.09
                                                         ===========      ==========

Diluted Weighted Average
Shares Outstanding                                              28.6            32.4
                                                         ===========      ==========

Basic Weighted Average
Shares Outstanding                                              28.4            32.3
                                                         ===========      ==========


            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in millions)                                                  13 Weeks Ended
                                                                ----------------------------
                                                                 April 29,         May 1,
                                                                    2000            1999
                                                                -----------     ------------
Operating Activities:
   Net earnings                                                 $      25.4     $       35.3
   Adjustments for noncash items
   included in net earnings:
       Extraordinary loss related to early
         Extinguishment of debt                                         3.6              --
       Depreciation and amortization                                   24.8             24.0
       Amortization of unearned
         restricted stock                                               1.0              0.5
       Deferred income taxes                                           (0.7)           (2.8)
Changes in working capital:
   Merchandise inventories                                            (56.7)           (61.8)
   Other current assets                                                (3.0)            (5.3)
   Accounts payable                                                    13.6             11.7
   Accrued expenses                                                     6.8             19.3
Other assets and liabilities, net                                       0.1              1.6
                                                                -----------     ------------

Total Operating Activities                                             14.9             22.5
                                                                -----------     ------------

Investing Activities:
   Capital expenditures                                               (13.5)           (21.0)
   Disposition of property and equipment                                1.7              0.1
                                                                -----------     ------------


Total Investing Activities                                            (11.8)           (20.9)
                                                                -----------     ------------

Financing Activities:
   Issuance of long-term debt                                         400.0              --
   Repayment of long-term debt                                       (126.8)            (0.9)
   Payment of debt issuance costs                                      (8.9)             --
   Net purchases of common stock                                     (398.7)           (32.6)
                                                                -----------     ------------

Total Financing Activities                                           (134.4)           (33.5)
                                                                -----------     ------------

Increase (Decrease) in Cash and Cash Equivalents                     (131.3)           (31.9)
Cash and Cash Equivalents, Beginning of Year                          164.2            123.5
                                                                -----------     ------------
Cash and Cash Equivalents,
  End of Period                                                 $      32.9     $       91.6
                                                                ===========     ============

Cash paid during the period:
   Interest                                                     $       3.3     $        0.3
   Income Taxes                                                         4.2              0.6


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

NOTE 2. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 22-26) in the Company's 1999 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the three month period ended April 29, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001.

NOTE 3. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market.

NOTE 4. LONG-TERM DEBT. In April 2000, the Company repaid its $122 million of unsecured notes and entered into a new $600 million senior secured credit facility ("Credit Facility"). The excess of the amount paid over the carrying value of the Company's unsecured notes was recorded as an extraordinary loss related to early extinguishment of debt, net of income tax.

The Credit Facility consists of a $400 million term loan and a $200 million revolving loan, both of which mature in 2005, subject to prepayment without penalty by the Company at any time. The Company had not drawn on its $200 million revolving loan as of April 29, 2000, however, the balance available to the Company was reduced by $11.4 million outstanding under a letter of credit. The term loan and revolving loan bear interest at the LIBOR rate, plus a variable margin of 1.25% to 2.0%. The variable interest rate for April 2000 was 8.3%. A quarterly commitment fee of between 0.25% and 0.50% per annum is payable on the unborrowed balance of the revolving loan. The margin on the term loan and the commitment fee varies based upon performance criteria specified in the credit agreement. Based on the outstanding indebtedness of $400 million at April 29, 2000, required principal payments are due as follows (in thousands):

                                                 Year           Amount
                                                 ----          --------
                                                 2000           $15,000
                                                 2001            42,500
                                                 2002            72,500
                                                 2003           102,500
                                                 2004           132,500
                                           Thereafter            35,000
                                                               --------
                                                Total          $400,000
                                                               ========

In order to mitigate the Company's exposure to fluctuations in interest rates, the Company has entered into a series of interest rate swap agreements whereby the company will receive interest at the three month LIBOR rate on a $400 million notional amount and pay a weighted average rate of 6.9%. Including the effect of the interest rate swap agreements, the Company's effective interest rate on the $400 million outstanding indebtedness was 8.9% during April 2000.

As the long-term debt under the Credit Facility bears interest at current market rates, its carrying value approximates market value at April 29, 2000. The fair value of the interest rate swap agreements approximates $1.8 million at April 29, 2000. The estimated fair value of the interest rate swap agreements approximates the proceeds to settle the outstanding contracts. Dealer quotations are available for the Company's interest rate swap agreements.

NOTE 5. COMMON STOCK REPURCHASE. In April 2000, the Company completed a self-tender through which it repurchased 7,547,169 shares of its common stock at $53 per share. The aggregate purchase price was approximately $400 million. In conjunction with the share repurchase, the Company recorded an $8.0 million non-recurring pre-tax charge consisting principally of the analysis and consideration of various strategic alternatives and costs associated with the self-tender.

NOTE 6. EARNINGS PER SHARE. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

NOTE 7. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

NOTE 8. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average rates of exchange. The foreign currency translation was immaterial for the first quarter of 2000 and 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended April 29, 2000 (2000) and May 1, 1999 (1999). This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

NET EARNINGS

Net earnings totaled $25.4 million in the first quarter of 2000 compared with $35.3 million in the first quarter of 1999. Excluding the non-recurring item and extraordinary loss, net earnings for the first quarter of 2000 would have been $33.9 million.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 2000 and 1999.

                                  First Quarter
                                  -------------
                                   2000    1999
                                  -----   -----
  Cost of sales                    68.0%   68.0%

  Selling, general and
    administrative expenses        24.0    23.4

  Non-recurring item                1.1     --

  Interest (income)/expense, net    0.2     0.1
                                  -----   -----

  Earnings before income taxes
    And extraordinary loss          6.7%    8.5%
                                  =====   =====

  Effective income tax rate        38.9%   39.9%
                                  -----   -----

  Net Earnings before
    extraordinary loss              4.1%    5.1%

  Extraordinary loss,
    net of income tax               0.5%    --
                                  -----   ----

  Net Earnings                      3.6%    5.1%
                                  =====   =====

NET RETAIL SALES

Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the first quarter of 2000 total sales increased 2.8% over the first quarter of 1999, consisting of a 5.2% increase in unit volume and a 2.3% decrease in average selling prices. Sales percent increases (decreases) are as follows:

                                             First Quarter
                                           -----------------
                                           2000        1999
                                           ----        -----
        Net Retail Sales                   2.8%         1.2%
        Same-Store Sales                   0.8%        (2.2%)

COST OF SALES

Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $481.6 million in the 2000 first quarter, up 2.8% from $468.6 million in the 1999 first quarter.

As a percent of net retail sales, cost of sales remained at 68.0 percent in the first quarter of 2000, the same as 68.0 percent in the first quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $169.7 million in the 2000 first quarter, up 5.1% from $161.5 million in the 1999 first quarter. As a percent of net retail sales, selling, general and administrative expenses were
24.0 percent during the first quarter of 2000 compared with 23.4 percent in the first quarter of 1999.

The increase during the first quarter 2000 was attributed to increases in stores payroll due to higher hourly wage rates and higher advertising expenditures.

CASH FLOW

Cash flow from operations during the three months ended April 29, 2000, was $14.9 million. This figure represented 2.1 percent of net retail sales in the first quarter of 2000 compared with 3.3 percent in the first quarter of 1999. The reduction in the first quarter of 2000 was primarily attributed to the cash flow impact of the $8.0 million non-recurring charge. Internally generated funds are expected to continue to be the most important component of the Company's capital resources and are expected to fund capital expansion.

CAPITAL EXPENDITURES

Capital expenditures during the first quarter of 2000 totaled $13.5 million with an additional $136.5 million estimated to be incurred in the remainder of fiscal year 2000. The Company anticipates that cash flow from operations and the credit facility will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES

In April 2000, the Company completed a self-tender through which it repurchased 7,547,169 shares of its common stock at $53 per share. This represented approximately 25.5 percent of the Company's 29.6 million shares outstanding on April 10, 2000. The aggregate purchase price was approximately $400 million.

In conjunction with the self-tender, the Company entered into a new $600 million senior secured credit facility. The credit facility consists of a $400 million term loan and a $200 million revolving loan, both of which mature in 2005 subject to prepayment without penalty by the Company at any time. During the quarter, the Company took a $13.9 million pre-tax, $8.5 million after-tax, charge for non-recurring and extraordinary items principally for costs associated with the analysis and consideration of various strategic alternatives, refinancing costs and costs associated with the self-tender.

AVAILABLE CREDIT

While no amounts had been drawn against the Company's $200 million revolving loan at April 29, 2000, the balance available to the Company was reduced by $11.4 million outstanding under a letter of credit.


FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

                                              April 29,             May 1,         Jan. 29,
                                                 2000                1999            2000
                                             -----------           --------       ----------
Current Ratio                                    2.1                   2.3             2.9
Debt-Capitalization Ratio*                      55.1%                  9.3%           15.3%
Fixed Charge Coverage**                          3.7x                  4.0x            3.8x

* Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 79.0%, 56.5% and 58.1% respectively, for the periods referred to above. The increase in debt to capitalization ratio at April 29, 2000 is primarily the result of the $400 million self-tender and the additional debt issued in April 2000.

** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. The decrease in the fixed charge coverage ratio at April 29, 2000 is primarily the result of the increase in interest expense resulting from the additional debt issued in April 2000 and the charge for the non-recurring and extraordinary item in the first quarter of 2000.

STORE ACTIVITY

At the end of the first quarter of 2000, the Company operated 4,488 Payless ShoeSource stores in 50 states, Canada, Guam, Saipan, Puerto Rico and the U.S. Virgin Islands and 221 Parade of Shoes stores. The following table presents the change in store count for the first quarter of 2000 and 1999.


  PAYLESS SHOESOURCE              First Quarter
                                   ------------
                                    2000   1999
                                   -----  -----
  Beginning of quarter             4,492  4,357
  Stores opened                       56     64
  Stores closed                      (60)   (34)
                                   -----  -----

  Ending store count               4,488  4,387
                                   =====  =====

  PARADE OF SHOES                 First Quarter
                                   ------------
                                    2000   1999
                                   -----  -----
  Beginning of quarter               220    213
  Stores opened                        8      3
  Stores closed                       (7)    (1)
                                   -----  -----

  Ending store count                 221    215
                                   =====  =====


INTEREST RATE RISK

Interest on the Company's Credit Facility is based on the London Interbank Offered Rate ("LIBOR") plus a variable margin as defined in the credit agreement. Therefore, the Company's future borrowing costs may fluctuate depending upon the volatility of LIBOR. The Company currently mitigates a portion of its interest rate risk through the use of interest rate swap agreements, whereby the Company has agreed to exchange, at specific intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional amount.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by the Company as of April 29, 2000 (dollars in thousands):


                                                            Maturity Date
                             -----------------------------------------------------------------------             Fair Value at
                              2000        2001        2002        2003        2004      Thereafter     Total       29-Apr-00
                             ------      ------      -------     -------     -------    ----------     -----       ---------
Variable Rate Debt           15,000      42,500      72,500      102,500     132,500      35,000      400,000       400,000
  Average interest rate       8.8%        9.1%        9.2%        9.2%        9.2%         9.2%         9.2%

Variable to Fixed Swaps      80,000      80,000     120,000      120,000       --           --        400,000        1,751
  Average Pay Rate            6.9%        6.9%        6.9%        6.9%                                  6.9%
  Average Receive Rate        6.8%        7.1%        7.2%        7.2%                                  7.1%

The notional amounts of interest rate swap agreements, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds to settle the outstanding contracts. Interest rates on the variable debt and the receive rate on the interest rate swaps are estimated using the average implied LIBOR for the year of maturity based on the yield curve in effect at April 29, 2000.

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

The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; successful implementations of new technologies; Year 2000 matters; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located; changes in trade and foreign tax laws; fluctuations in currency exchange rates; availability of suitable store locations and appropriate terms; the ability to hire and train associates; and general economic, business and social conditions.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On September 16, 1999, a lawsuit entitled Martins, Johns and Mason vs.
Payless ShoeSource, Inc. was filed in the Superior Court of the State of California for the County of Orange (the "Court"). The plaintiffs, all former managers of Payless ShoeSource stores in California, allege that the Company violated California wage and labor laws by not paying them overtime wages for time worked over 40 hours in a week. The plaintiffs further allege that the case should be certified as a class action and seek overtime wages for all current or former store managers for Payless ShoeSource stores in California during the four years prior to September 1999 through the date a judgment may be rendered. On June 1, 2000, the Court gave preliminary approval to the settlement of this suit which requires the Company to pay class members a settlement amount which in the opinion of the Company will not have a material adverse financial effect on the Company.

The Company and its subsidiaries are also parties to ordinary private litigation incidental to their business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareowners of the Registrant was held on May 26, 2000.

(b) At the annual meeting of shareowners of the Registrant held on May 26, 2000, action was taken with respect to the election of two directors of the Registrant: 20,217,775 shares were voted for Mylle
B. Mangum while authority was withheld with respect to 107,387 shares; 20,221,678 shares were voted for Robert L. Stark while authority was withheld with respect to 103,484 shares. Other directors whose term of office continued after the meeting include:
Steven J. Douglass, Ken C. Hicks, Howard R. Fricke, Daniel Boggan Jr., Thomas A. Hays, and Michael E. Murphy.

(c) In addition, shareowners ratified the appointment of Arthur Andersen LLP as independent auditors (20,262,786 votes in favor, 16,107 votes against and 46,269 votes abstained).

ITEM 5 - OTHER INFORMATION

                  None

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



                                              PAYLESS SHOESOURCE, INC.



Date: 6/12/00                               By: /s/ Steven J. Douglass
                                                ----------------------
                                                Steven J. Douglass
                                                Chairman of the Board and
                                                Chief Executive Officer



Date: 6/12/00                               By: /s/ Ullrich E. Porzig
                                                ---------------------
                                                Ullrich E. Porzig
                                                Senior Vice President
                                                Chief Financial Officer
                                                and Treasurer