Form 10-Q
period 2000-07-29
PAYLESS SHOESOURCE INC /DE/
filed 2000-09-11
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended July 29, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common Stock, $.01 par value
                     22,162,782 shares as of August 25, 2000

                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

(Dollars in millions)
                                                              Jul. 29,           Jul. 31,           Jan. 29,
ASSETS                                                          2000               1999               2000
------                                                    ---------------    ---------------    ---------------
Current Assets:
     Cash and cash equivalents                            $          13.5    $         180.3    $         164.2
     Merchandise inventories                                        364.0              348.2              349.7
     Current deferred income taxes                                    8.3               13.9               12.1
     Other current assets                                            49.4               44.5               40.9
                                                          ---------------    ---------------    ---------------
        Total current assets                                        435.2              586.9              566.9

Property and Equipment:
     Land                                                             7.2                7.5                7.5
     Buildings and leasehold
       improvements                                                 746.6              679.3              713.9
     Furniture, fixtures and
       equipment                                                    322.7              313.3              309.1
     Property under capital leases                                    7.3                7.6                7.3
                                                          ---------------    ---------------    ---------------
        Total property and equipment                              1,083.8            1,007.7            1,037.8
     Accumulated depreciation
        and amortization                                           (588.6)            (516.4)            (554.9)
                                                          ---------------    ---------------    ---------------
        Property and equipment, net                                 495.2              491.3              482.9

Deferred income taxes                                                30.0               30.7               21.3
Other assets                                                          9.8                4.4                4.4
                                                          ---------------    ---------------    ---------------

        Total Assets                                      $         970.2    $       1,113.3    $       1,075.5
                                                          ===============    ===============    ===============

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
     Current maturities of
        long-term debt                                    $           0.8    $           0.7    $           0.7
     Accounts payable and
        accrued expenses                                            224.1              209.0              197.1
                                                          ---------------    ---------------    ---------------
        Total current liabilities                                   224.9              209.7              197.8

Long-term debt                                                      323.7              126.7              126.1

Other liabilities                                                    47.9               49.0               47.8

Total shareowners' equity                                           373.7              727.9              703.8
                                                          ---------------    ---------------    ---------------

        Total Liabilities and
            Shareowners' Equity                           $         970.2    $       1,113.3    $       1,075.5
                                                          ===============    ===============    ===============

            See notes to condensed consolidated financial statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars in millions, except per share)
                                                      13 Weeks Ended                           26 Weeks Ended
                                            -----------------------------------     -----------------------------------
                                               Jul. 29,            Jul. 31,            Jul. 29,            Jul. 31,
                                                 2000                1999                2000                1999
                                            ---------------     ---------------     ---------------     ---------------
Net Retail Sales:                           $         816.9     $         767.6     $       1,525.4     $       1,456.8

Cost of sales                                         545.1               514.2             1,026.7               982.8

Selling, general and
    administrative
    expenses                                          183.9               168.2               353.6               329.7

Non-recurring item                                       --                  --                 8.0                  --

Interest (income)
    expense, net                                        8.0                (0.2)                9.6                 0.2
                                            ---------------     ---------------     ---------------      --------------

Earnings before income taxes
    and extraordinary loss                             79.9                85.4               127.5               144.1

Provision for income
    taxes                                              31.1                34.1                49.6                57.5
                                            ---------------     ---------------     ---------------      --------------

Net Earnings before                                    48.8                51.3                77.9                86.6
    extraordinary loss

Extraordinary loss related to early
    extinguishment of debt                               --                  --                 3.6                  --
    net of income tax

Net Earnings                                $          48.8     $          51.3     $          74.3     $          86.6
                                            ===============     ===============     ===============     ===============

Diluted Earnings per Share:
    Net earnings before
    extraordinary loss                                 2.16                1.61                3.04                2.70
    Extraordinary loss                                   --                  --                 .14                  --
Diluted Earnings                            $          2.16     $          1.61     $          2.90     $          2.70
    per Share                               ===============     ===============     ===============     ===============


Basic Earnings per Share:
    Net earnings before
    extraordinary loss                                 2.19                1.62                3.07                2.71
    Extraordinary loss                                   --                  --                 .14                  --
Basic Earnings                              $          2.19     $          1.62     $          2.93     $          2.71
    per Share                               ===============     ===============     ===============     ===============


Diluted Weighted Average
  Shares Outstanding                                   22.6                31.9                25.6                32.1
                                            ===============     ===============     ===============     ===============

Basic Weighted Average
  Shares Outstanding                                   22.3                31.6                25.4                31.9
                                            ===============     ===============     ===============     ===============

           See notes to condensed consolidated financial statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in millions)                                                                  26 Weeks Ended
                                                                             -----------------------------------
                                                                                Jul. 29,              Jul.31,
                                                                                  2000                 1999
                                                                            ---------------     ----------------
Operating Activities:
   Net earnings                                                             $          74.3     $           86.6
   Adjustments for noncash items
   included in net earnings:
       Extraordinary loss related to early
         extinguishment of debt                                                         3.6                  --
       Depreciation and amortization                                                   49.9                 48.3
       Amortization of unearned
         restricted stock                                                               1.6                  1.9
       Deferred income taxes                                                           (4.9)                (4.6)
   Merchandise inventories                                                            (14.3)                (6.1)
   Other current assets                                                                (5.8)                (9.7)
   Accounts payable and accrued expenses                                               29.2                 (3.2)
   Other assets and liabilities, net                                                   (1.2)                 0.0
                                                                            ---------------     ----------------


Total Operating Activities                                                            132.4                113.2
                                                                            ---------------     ----------------


Investing Activities:
   Capital expenditures                                                               (63.7)               (47.6)
   Disposition of property and equipment                                                1.6                  0.8
                                                                            ---------------     ----------------


Total Investing Activities                                                            (62.1)               (46.8)
                                                                            ---------------     ----------------

Financing Activities:
   Issuance of long-term debt                                                         400.0                 55.0
   Repayment of long-term debt                                                       (207.0)                (1.1)
   Payment of debt issuance costs                                                      (8.9)                  --
   Net purchases of common stock                                                     (405.1)               (63.5)
                                                                            ---------------      ---------------


Total Financing Activities                                                           (221.0)                (9.6)
                                                                            ---------------      ---------------


Increase (Decrease) in Cash
   and Cash Equivalents                                                              (150.7)                56.8
Cash and Cash Equivalents,
   Beginning of Year                                                                  164.2                123.5
                                                                            ---------------     ----------------
Cash and Cash Equivalents,
  End of Period                                                             $          13.5     $          180.3
                                                                            ===============     ================


Cash paid during the period:
   Interest                                                                 $          13.2     $            2.8
   Income Taxes                                                                        45.3                 44.4


           See notes to condensed consolidated financial statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION
Payless ShoeSource, Inc., a Missouri corporation ("Payless") and its subsidiaries were reorganized into a Delaware holding company structure effective June 1, 1998 through a merger (the "Merger") with Payless Merger Corp., a Missouri corporation, which was an indirect wholly-owned subsidiary of Payless and a wholly-owned subsidiary of Payless ShoeSource, Inc., a Delaware corporation ("Company"). The Company was a wholly-owned subsidiary of Payless immediately prior to the merger. Each of the Company and Payless Merger Corp. were organized in connection with the Merger. Pursuant to the Merger, Payless became an indirect wholly-owned subsidiary of the Company and is the principal operating subsidiary of the Company. The transaction was accounted for as a reorganization of entities under common control (similar to a pooling of interest). As a result, immediately following the effective time the Company and its subsidiaries had the same consolidated net worth as Payless and its subsidiaries had immediately prior to the Merger.

For purposes of these Notes to Condensed Consolidated Financial Statements, the "Registrant", or the "Company" refers to Payless ShoeSource, Inc., a Delaware corporation, and its subsidiaries, unless the context otherwise requires.

NOTE 2. INTERIM RESULTS. The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 22-26) in the Company's 1999 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the quarter and six month period ended July 29, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001.

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

The Credit Facility consists of a $400 million term loan and a $200 million revolving loan, both of which mature in 2005, subject to prepayment without penalty by the Company at any time. The Company had not drawn on its $200 million revolving loan as of July 29, 2000, however, the balance available to the Company was reduced by $11.4 million outstanding under a letter of credit. The term loan and revolving loan bear interest at the LIBOR rate, plus a variable margin of 1.25% to 2.0%. The variable interest rate at July 29, 2000 was 8.7%. A quarterly commitment fee of between 0.25% and 0.50% per annum is payable on the unborrowed balance of the revolving loan. The margin on the term loan and the commitment fee varies based upon performance criteria specified in the credit agreement.

During the second quarter of 2000, the Company made an $80 million pre-payment on the term loan. Based on the $320 million outstanding indebtedness of the term loan at July 29, 2000, required principal payments are due as follows (in thousands):

                              Year            Amount
                              ----            ------
                              2000          $    --
                              2001            15,600
                              2002            64,400
                              2003            91,100
                              2004           117,800
                        Thereafter            31,100
                                              ------

                             Total          $320,000
                                            ========

In order to mitigate the Company's exposure to fluctuations in interest rates, the Company has entered into a series of interest rate swap agreements whereby the company will receive interest at the three month LIBOR rate on a $320 million notional amount and pay a weighted average rate of 6.9%. Including the effect of the interest rate swap agreements, the Company's effective interest rate on the term loan was 8.9% for the quarter ended July 29, 2000.

As the long-term debt under the Credit Facility bears interest at current market rates, its carrying value approximates market value at July 29, 2000. The fair value of the interest rate swap agreements approximates $0.5 million at July 29, 2000. The estimated fair value of the interest rate swap agreements approximates the proceeds to settle the outstanding contracts. Dealer quotations are available for the Company's interest rate swap agreements.

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

In the second quarter of 2000, the Company repurchased 150,800 shares of its common stock for an aggregate price of $7.8 million. For the first six months of the year, the Company has repurchased 7.7 million shares for an aggregate price of $407.8 million.

NOTE 6. EARNINGS PER SHARE. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

NOTE 7. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

NOTE 8. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average rates of exchange. The foreign currency translation was immaterial for the second quarter of 2000 and 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended July 29, 2000 (2000) and July 31, 1999 (1999). This discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

NET EARNINGS
Net earnings totaled $48.8 million in the second quarter of 2000 compared with $51.3 million in the second quarter of 1999. For the first six months of 2000 net earnings were $74.3 million compared with $86.6 million in the 1999 period. Excluding the non-recurring item and extraordinary loss, net earnings for the first six months of 2000 would have been $82.8 million.

The following table presents the components of costs and expenses, as a percent of net retail sales, for the second quarter and first six months of 2000 and 1999.

                                                     First
                                  Second Quarter   Six Months
                                  --------------  ------------
                                   2000   1999     2000   1999
                                  ------ ------   ------ ------
  Cost of sales                    66.7%  67.0%    67.3%  67.5%

  Selling, general and
    administrative expenses        22.5   21.9     23.2   22.6

  Non-recurring item                 --     --      0.5     --

  Interest (income)/expense, net    1.0     --      0.6     --
                                   ----   ----     ----   ----

  Earnings before income taxes
   And extraordinary loss           9.8%  11.1%     8.4%   9.9%
                                   ====   ====     ====   ====

  Effective income tax rate        38.9%  39.9%    38.9%  39.9%
                                   ====   ====     ====   ====

  Net earnings before
   extraordinary loss               6.0%   6.7%     5.1%   5.9%

  Extraordinary loss,
   net of income tax                 --     --      0.2%    --

  Net Earnings                      6.0%   6.7%     4.9%   5.9%
                                   ====   ====     ====   ====


NET RETAIL SALES
Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the second quarter of 2000 total sales increased 6.4% over the second quarter of 1999, consisting of a 6.1% increase in unit volume and a 0.3% increase in average selling prices. For the first six months of 2000 total sales increased 4.7% over the same period in 1999, consisting of a 5.7% increase in unit volume and a 1.0% decrease in average selling prices. Sales percent increases (decreases) are as follows:

                                                 Second Quarter                            First Six Months
                                          -----------------------------              --------------------------
                                            2000                 1999                  2000               1999
                                          --------             --------              --------          --------
        Net Retail Sales                    6.4%                  6.2%                 4.7%               3.8%

        Same-Store Sales                     2.8%                 2.6%                 1.8%               0.3%

COST OF SALES
Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $545.1 million in the second quarter of 2000, up 6.0% from $514.2 million in the second quarter of 1999. For the first six months of 2000, cost of sales was $1,026.7 million, a 4.5% increase from $982.8 million in the 1999 period.

For the second quarter and first six months, cost of sales, as a percent of net retail sales, declined 0.3 percent to 66.7 percent and 0.2 percent to 67.3 percent, respectively. Gross margin improvement in the second quarter and the first six months of the year was primarily due to continued improvements in our merchandising margins driven by lower product costs and adjustments to our merchandising mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $183.9 million in the second quarter of 2000, up 9.4% from $168.2 million in the second quarter of 1999. For the first six months of 2000, selling, general and administrative expenses were $353.6 million compared with $329.7 million in the 1999 period, a 7.2% increase.

As a percent of net retail sales, selling, general and administrative expenses were 22.5 percent during the second quarter of 2000 compared with 21.9 percent in the second quarter of 1999. For the first six months of 2000, selling, general and administrative expenses as a percent of net retail sales were 23.2 percent in 2000 compared with 22.6 percent in 1999.

The increase during the second quarter of 2000 was attributed to an increase in stores payroll due to higher hourly wage rates while the increase for the first six months of 2000 was primarily due to higher wage rates in the stores and increased advertising costs.

CASH FLOW
Cash flow from operations during the six months ended July 29, 2000, was $132.4 million. This figure represented 8.7 percent of net retail sales during the first six months of 2000 compared with 7.8 percent during the first six months of 1999. Internally generated funds are expected to continue being the most important component of the Company's capital resources and are expected to fund capital expansion.

CAPITAL EXPENDITURES
Capital expenditures during the first six months of 2000 totaled $63.7 million with an additional $86.3 million estimated to be incurred during the remainder of fiscal year 2000. The Company anticipates that cash flow from operations and the Company's existing credit facility should be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES
In April 2000, the Company completed a self-tender through which it repurchased 7,547,169 shares of its common stock at $53 per share. This represented approximately 25.5 percent of the Company's 29.6 million shares outstanding on April 10, 2000. The aggregate purchase price was approximately $400 million.

In conjunction with the self-tender, the Company entered into a new $600 million senior secured credit facility. The credit facility consists of a $400 million term loan and a $200 million revolving loan, both of which mature in 2005 subject to prepayment without penalty by the Company at any time. During the first quarter, the Company took a $13.9 million pre-tax, $8.5 million after-tax, charge for non-recurring and extraordinary items principally for costs associated with the analysis and consideration of various strategic alternatives, refinancing costs and costs associated with the self-tender.

In the second quarter of 2000, the Company repurchased 150,800 shares of its common stock for an aggregate price of $7.8 million. For the first six months of the year, the Company has repurchased 7.7 million shares for an aggregate price of $407.8 million.

During the second quarter of 2000, the Company made an $80 million pre-payment on the long-term debt, paying off 20 percent of the term loan amount.

AVAILABLE CREDIT
While no amounts had been drawn against the Company's $200 million revolving loan at July 29, 2000, the balance available to the Company was reduced by $11.4 million outstanding under a letter of credit.

FINANCIAL CONDITION RATIOS
A summary of key financial information for the periods indicated is as follows:

                                                               Jul. 29,          Jul. 31,            Jan. 29,
                                                                 2000              1999                2000
                                                            --------------    --------------      --------------
Current Ratio                                                     1.9                2.8                2.9
Debt-Capitalization Ratio*                                       46.5%              14.9%              15.3%
Fixed Charge Coverage**                                           3.4x               3.9x               3.8x

     * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 75.8%, 57.0% and 58.1% respectively, for the periods referred to above. The increase in debt to capitalization ratio at July 29, 2000 is primarily the result of the $400 million self-tender and the additional debt issued in April 2000.

     ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. The decrease in the fixed charge coverage ratio at July 29, 2000 is primarily the result of the increase in interest expense resulting from the additional debt issued in April 2000 and the charge for the non-recurring and extraordinary item in the first quarter of 2000.

STORE ACTIVITY
At the end of the second quarter of 2000, the Company operated 4,629 Payless ShoeSource stores in 50 states, Canada, the District of Columbia, Guam, Saipan, Puerto Rico and the U.S. Virgin Islands and 239 Parade stores. The following table presents the change in store count for the second quarter and first half of 2000 and 1999.

  PAYLESS SHOESOURCE                                 First
                                  Second Quarter   Six Months
                                  --------------  ------------
                                    2000   1999    2000   1999
                                   -----  -----   -----  -----
  Beginning of quarter/year        4,488  4,387   4,492  4,357
  Stores opened                      233     63     289    127
  Stores closed                      (92)   (37)   (152)   (71)
                                   -----  -----   -----  -----
  Ending store count               4,629  4,413   4,629  4,413
                                   =====  =====   =====  =====
  PARADE                                              First
                                  Second Quarter    Six Months
                                  --------------   ------------
                                    2000   1999    2000   1999
                                   -----  -----   -----  -----
  Beginning of quarter/year          221    215     220    213
  Stores opened                       24      0      32      3
  Stores closed                       (6)    (1)    (13)    (2)
                                   -----  -----   -----  -----
  Ending store count                 239    214     239    214
                                   =====  =====   =====  =====

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

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by the Company as of July 29, 2000 (dollars in thousands):



                                               Maturity Date
                           ------------------------------------------------------                 Fair Value at
                           2000     2001    2002     2003     2004     Thereafter       Total     July 29, 2000
                           ----     ----    ----     ----     ----     ----------       -----     -------------
Variable Rate Debt           -    15,600   64,400   91,100   117,800    31,100          320,000      320,000
   Average interest rate             9.0%     9.0%     9.0%      9.1%      9.1%             9.0%

Variable to Fixed Swaps      -    80,000  120,000   120,000        -         -          320,000          547
   Average Pay Rate                  6.9%     6.9%     6.9%                                 6.9%
   Average Receive Rate              6.9%     7.0%     7.0%                                 7.0%



The notional amounts of interest rate swap agreements, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds to settle the outstanding contracts. Interest rates on the variable debt and the receive rate on the interest rate swaps are estimated using the average implied LIBOR for the year of maturity based on the yield curve in effect at July 29, 2000.

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

The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; successful implementations of new technologies; Year 2000 matters; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between Canada or the United States and foreign countries, economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located; changes in trade and foreign tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to achieve expected advantages of operating shoe departments in specialty discount stores, the ability to hire and train associates; and general economic, business and social conditions.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no material pending legal proceedings, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. The company and its subsidiaries are parties to routine litigation incidential to their business.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Number       Description
     -------    ------------
     11.1         Computation of Net Earnings Per Share*

     27           Financial Data Schedule*



* Filed herewith


 (b)  Reports on Form 8-K

      NONE

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PAYLESS SHOESOURCE, INC.

Date: 9/8/00                            /s/ Steven J. Douglass
      --------------                   -------------------------------
                                                Steven J. Douglass
                                             Chairman of the Board and
                                              Chief Executive Officer



Date: 9/8/00                              /s/ Ullrich E. Porzig
      --------------                   ---------------------------------
                                                 Ullrich E. Porzig
                                               Senior Vice President
                                              Chief Financial Officer
                                                   and Treasurer