Form 10-Q
period 2000-10-28
PAYLESS SHOESOURCE INC /DE/
filed 2000-12-11
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended October 28, 2000


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

                          Common Stock, $.01 par value
                    21,915,522 shares as of November 24, 2000

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


(Dollars in millions)
                                                              Oct. 28,          Oct. 30,            Jan. 29,
ASSETS                                                         2000               1999                2000
------                                                    ---------------    ---------------    ---------------
Current Assets:
     Cash and cash equivalents                            $          18.2    $         188.8    $         164.2
     Merchandise inventories                                        356.5              359.4              349.7
     Current deferred income taxes                                   12.1               14.7               12.1
     Other current assets                                            57.8               43.1               40.9
                                                           ---------------    ---------------    ---------------
        Total current assets                                        444.6              606.0              566.9

Property and Equipment:
     Land                                                             7.4                7.5                7.5
     Buildings and leasehold
       improvements                                                 766.3              705.4              713.9
     Furniture, fixtures and
       equipment                                                    325.5              303.8              309.1
     Property under capital leases                                    7.3                7.3                7.3
                                                          ---------------    ---------------    ---------------
        Total property and equipment                              1,106.5            1,024.0            1,037.8
     Accumulated depreciation
        and amortization                                           (604.2)            (536.3)            (554.9)
                                                          ---------------    ---------------    ---------------
        Property and equipment, net                                 502.3              487.7              482.9

Deferred income taxes                                                22.4               20.5               21.3
Other assets                                                          9.0                4.5                4.4
                                                          ---------------    ---------------    ---------------

        Total Assets                                      $         978.3    $       1,118.7    $       1,075.5
                                                          ===============    ===============    ===============

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
     Current maturities of
        long-term debt                                    $           5.3    $           0.7    $           0.7
     Accounts payable and
        accrued expenses                                            215.3              217.4              197.1
                                                          ---------------    ---------------    ---------------
        Total current liabilities                                   220.6              218.1              197.8

Long-term debt                                                      319.0              126.3              126.1
Other liabilities                                                    48.3               49.0               47.8
Minority Interest                                                     1.0                 --                 --

Shareowners' Equity                                                 389.4              725.3              703.8
                                                          ---------------    ---------------    ---------------

        Total Liabilities and
            Shareowners' Equity                           $         978.3    $       1,118.7    $       1,075.5
                                                          ===============    ===============    ===============


            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)


(Millions, except per share)
                                                      13 Weeks Ended                           39 Weeks Ended
                                          -----------------------------------     -----------------------------------
                                                 Oct. 28,            Oct. 30,            Oct. 28,           Oct. 30,
                                                    2000               1999                 2000               1999
                                          ---------------     ---------------     ---------------     ---------------
Net Retail Sales                         $         723.0     $         669.4     $       2,248.4     $       2,126.2

Cost of sales                                      489.8               455.4             1,517.0             1,438.3

Selling, general and
    administrative
    expenses                                       172.5               156.8               525.7               486.5

Non-recurring item                                    --                  --                 8.0                  --

Interest (income)
    expense, net                                     7.7               (0.4)                17.3               (0.2)
                                         ---------------     ---------------     ---------------     ---------------

Earnings before income taxes
    and extraordinary loss                          53.0                57.6               180.4               201.6

Provision for income
    taxes                                           20.6                23.0                70.2                80.4
                                         ---------------     ---------------     ---------------     ---------------

Net Earnings before
    extraordinary loss                              32.4                34.6               110.2               121.2

Extraordinary loss related to early
    extinguishment of debt
    net of income tax                                 --                  --                 3.6                  --

Net Earnings                             $          32.4     $          34.6     $         106.6     $         121.2
                                         ===============     ===============     ===============     ===============

Diluted Earnings per Share:
    Net earnings before
    extraordinary loss                              1.44                1.11                4.49                3.82
    Extraordinary loss                                --                  --                0.15                  --
Diluted Earnings                         $          1.44     $          1.11     $          4.34     $          3.82
    per Share                            ===============     ===============     ===============     ===============


Basic Earnings per Share:
    Net earnings before
    extraordinary loss                              1.46                1.12                4.54                3.84
    Extraordinary loss                                --                  --                0.15                  --
Basic Earnings                           $          1.46     $          1.12     $          4.39     $          3.84
    per Share                            ===============     ===============     ===============     ===============


Diluted Weighted Average
  Shares Outstanding                                22.5                31.1                24.6                31.8
                                         ===============     ===============     ===============     ===============

Basic Weighted Average
  Shares Outstanding                                22.1                30.9                24.3                31.6
                                         ===============     ===============     ===============     ===============

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in millions)                                                                  39 Weeks Ended
                                                                             -----------------------------------
                                                                                Oct. 28,            Oct. 30,
                                                                                  2000                 1999
                                                                             ---------------     ---------------
Operating Activities:
   Net earnings                                                             $         106.6     $          121.2
   Adjustments for noncash items
   included in net earnings:
       Extraordinary loss related to early
         extinguishment of debt                                                         3.6                   --
       Depreciation and amortization                                                   75.4                 72.8
       Amortization of unearned
         restricted stock                                                               2.2                  1.4
       Deferred income taxes                                                           (1.1)                 4.8
   Merchandise inventories                                                             (6.8)               (17.3)
   Other current assets                                                               (14.2)                (8.3)
   Accounts payable and accrued expenses                                               20.4                  5.2
   Other assets and liabilities, net                                                   (0.9)                 1.9
                                                                            ---------------     ----------------

Total Operating Activities                                                            185.2                181.7
                                                                            ---------------     ----------------

Investing Activities:
   Capital expenditures                                                               (99.6)               (71.7)
   Disposition of property and equipment                                                4.8                  4.0
                                                                            ---------------     ----------------

Total Investing Activities                                                            (94.8)               (67.7)
                                                                            ---------------     ----------------

Financing Activities:
   Issuance of long-term debt                                                         400.0                 55.0
   Repayment of long-term debt                                                       (207.2)                (1.5)
   Payment of debt issuance costs                                                      (8.9)                  --
   Net purchases of common stock                                                     (421.3)              (102.2)
   Other financing activities                                                           1.0                   --
                                                                            ---------------     ----------------

Total Financing Activities                                                           (236.4)               (48.7)
                                                                            ---------------     ----------------

Increase (Decrease) in Cash
   and Cash Equivalents                                                              (146.0)                65.3
Cash and Cash Equivalents,
   Beginning of Year                                                                  164.2                123.5
                                                                            ---------------     ----------------
Cash and Cash Equivalents,
   End of Period                                                            $          18.2     $          188.8
                                                                            ===============     ================

Cash paid during the period:
   Interest                                                                 $          21.6     $            3.1
   Income Taxes                                                                        56.2                 60.9


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

NOTE 2. INTERIM RESULTS. The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 22-26) in the Company's 1999 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the quarter and nine month period ended October 28, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending February 3, 2001.

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

The Credit Facility consisted of a $400 million term loan and a $200 million revolving loan, both of which mature in 2005, subject to prepayment without penalty by the Company at any time. During the second quarter of 2000, the Company made an $80 million prepayment on the long-term debt. The Company had not drawn on its $200 million revolving loan as of October 28, 2000, however, the balance available to the Company was reduced by $11.4 million outstanding under a letter of credit. The term loan and revolving loan bear interest at the LIBOR rate, plus a variable margin of 1.25% to 2.0%. The variable interest rate at October 28, 2000 was 8.3%. A quarterly commitment fee of between 0.25% and 0.50% per annum is payable on the unborrowed balance of the revolving loan. The margin on the term loan and the commitment fee varies based upon performance criteria specified in the credit agreement.

In order to mitigate the Company's exposure to fluctuations in interest rates, the Company has entered into a series of interest rate swap agreements whereby the Company will receive interest at the three month LIBOR rate on a $320 million notional amount and pay a weighted average rate of 6.9%. Including the effect of the interest rate swap agreements, the Company's effective interest rate on the term loan was 8.8% during the quarter ended October 28, 2000.

As the long-term debt under the Credit Facility bears interest at current market rates, its carrying value approximates market value at October 28, 2000. The fair value of the interest rate swap agreements approximates $(1.8) million at October 28, 2000. The estimated fair value of the interest rate swap agreements approximates the proceeds to settle the outstanding contracts. Dealer quotations are available for the Company's interest rate swap agreements.

In order to minimize its foreign exchange risk, the Company entered into two currency swaps during the third quarter. These swaps effectively convert $30 million of the U.S. dollar-denominated term loan into Canadian dollar-denominated obligations. This swap has been designated as a foreign currency hedge on the Company's net investment in Canadian dollar-denominated subsidiaries. Gains and losses are recorded as a cumulative translation adjustment in stockholders' equity. The fair value of these currency swaps is $0.9 million at October 28, 2000.

The Company has also entered into an interest rate swap that becomes effective upon maturity of the $20 million currency swap in 2002. Under the terms of the swap, the Company will pay a fixed rate of 6.28% and receive a floating rate equal to the Canadian Bankers' Acceptance Rate on a notional amount of 29.8 million Canadian dollars. It is the Company's intention to enter into a debt agreement denominated in Canadian dollars with terms matching those of the interest rate swap agreement in 2002.

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

In the third quarter of 2000, the Company repurchased 298,659 shares of its common stock for an aggregate price of $17.2 million. For the first nine months of the year, the Company has repurchased 8.0 million shares for an aggregate price of $425.0 million.

NOTE 6. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

NOTE 7. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

NOTE 8. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average rates of exchange. The foreign currency translation was immaterial for the third quarter of 2000 and 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended October 28, 2000 (2000) and October 30, 1999
(1999). This discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

NET EARNINGS
Net earnings totaled $32.4 million in the third quarter of 2000, down 6.5% from $34.6 million in the third quarter of 1999. For the first nine months of 2000, net earnings were $106.6 million compared with $121.2 million in the 1999 period. Excluding the non-recurring item and extraordinary loss, net earnings for the first nine months of 2000 would have been $115.1 million. The reduction in earnings compared to last year is due to higher interest costs related to the self-tender.

The following table presents the components of costs and expenses, as a percent of net retail sales, for the third quarter and first nine months of 2000 and 1999.

                                                     First
                                  Third Quarter   Nine Months
                                  -------------  -------------
                                   2000   1999     2000   1999
                                  ------ ------   ------ ------
  Cost of sales                    67.8%  68.0%    67.5%  67.6%

  Selling, general and
    administrative expenses        23.9   23.4     23.4   22.9

  Non-recurring item                 --     --      0.4     --

  Interest (income)/expense, net    1.0    (.0)     0.7    (.0)
                                  ------ ------   ------ ------

  Earnings before income taxes
   and extraordinary loss           7.3%   8.6%     8.0%   9.5%
                                  ====== ======   ====== ======

  Effective income tax rate        38.9%  39.9%    38.9%  39.9%
                                  ====== ======   ====== ======
  Net earnings before
   extraordinary loss               4.5%   5.2%     4.9%   5.7%

  Extraordinary loss,
   net of income tax                 --     --      0.2%    --

  Net Earnings                      4.5%   5.2%     4.7%   5.7%
                                  ====== ======   ====== ======


NET RETAIL SALES
Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the third quarter of 2000 net retail sales increased 8.0 percent from the third quarter of 1999, consisting of a 5.3 percent increase in unit volume and a
2.5 percent increase in average selling prices. For the first nine months of 2000 net retail sales increased 5.7 percent from the same period of 1999, consisting of a 5.6 percent increase in unit volume and a 0.1 percent increase in average selling prices. Sales percent increases (decreases) are as follows:

                                            Third Quarter        First Nine Months
                                          ------------------    ------------------
                                            2000      1999        2000      1999
                                          --------   -------    --------   -------
        Net Retail Sales                     8.0%       4.1%     5.7%        3.9%

        Same-Store Sales                     4.1%       0.8%     2.6%        0.4%

COST OF SALES
Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $489.8 million in the 2000 third quarter, up 7.5% from $455.4 million in the 1999 third quarter. For the first nine months of 2000, cost of sales was $1.517 billion, a 5.4% increase from $1.438 billion in the 1999 period.

For the third quarter and first nine months, cost of sales, as a percent of net retail sales, declined 0.2 percent to 67.8 percent and 0.1 percent to 67.5 percent, respectively. Our merchandise margins continue to be favorable, helped by slightly higher unit retail prices and lower cost of goods sold.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $172.5 million in the 2000 third quarter, up 10.0 percent from $156.8 million in the 1999 third quarter. For the first nine months of 2000, selling, general and administrative expenses were $525.7 million compared with $486.5 million in the 1999 period, an 8.1 percent increase.

As a percent of net retail sales, selling, general and administrative expenses were 23.9 percent during the third quarter of 2000 compared with 23.4 percent in the third quarter of 1999. For the first nine months of 2000, selling, general and administrative expenses as a percent of net retail sales were 23.4 percent in 2000 compared with 22.9 percent in 1999.

Our third quarter selling, general and administrative expenses were higher than last year as a percent of sales, primarily reflecting increased advertising to drive sales, while the increase for the first nine months of 2000 was primarily due to increased advertising costs and higher wage rates in the stores.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW
Cash flow from operations during the nine months ended October 28, 2000, was $185.2 million. This figure represented 8.2 percent of net retail sales during the first nine months of 2000 compared with 8.5 percent during the first nine months of 1999. Internally generated funds are expected to continue to be the most important component of the Company's capital resources.

CAPITAL EXPENDITURES
Capital expenditures during the first nine months of 2000 totaled $99.6 million, with an additional $50.4 million estimated to be incurred during the remainder of fiscal year 2000. The Company anticipates that cash flow from operations and the Company's existing credit facility should be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES
In April 2000, the Company completed a self-tender through which it repurchased 7,547,169 shares of its common stock at $53 per share. This represented approximately 25.5 percent of the Company's 29.6 million shares outstanding on April 10, 2000. The aggregate purchase price was approximately $400 million.

In conjunction with the self-tender, the Company entered into a new $600 million senior secured credit facility. The credit facility consisted of a $400 million term loan and a $200 million revolving loan, both of which mature in 2005 subject to prepayment without penalty by the Company at any time. During the first quarter, the Company took a $13.9 million pre-tax, $8.5 million after-tax, charge for non-recurring and extraordinary items principally for costs associated with the analysis and consideration of various strategic alternatives, refinancing costs and costs associated with the self-tender.

During the second quarter of 2000, the Company made an $80 million pre-payment on the long-term debt, paying off 20 percent of the term loan amount.

In the third quarter of 2000, the Company repurchased 298,659 shares of its common stock for an aggregate price of $17.2 million. For the first nine months of the year, the Company has repurchased 8 million shares for an aggregate price of $425 million.

AVAILABLE CREDIT
While no amounts had been drawn against the Company's $200 million revolving loan at October 28, 2000, the balance available to the Company was reduced by $11.4 million outstanding under a letter of credit.

FINANCIAL CONDITION RATIOS
A summary of key financial information for the periods indicated is as follows:

                                                              Oct. 28,           Oct. 30,            Jan. 29,
                                                               2000                1999                2000
                                                          ----------------   ----------------    ----------------
Current Ratio                                                   2.0               2.8                2.9
Debt-to-Capitalization Ratio*                                  45.4%             14.9%              15.3%
Fixed Charge Coverage**                                         1.9x              3.8x               3.8x

    * Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 75.1%, 57.3% and 58.1% respectively, for the periods referred to above. The increase in debt to capitalization ratio at October 28, 2000 is primarily the result of the $400 million self-tender and the additional debt issued in April 2000.

    ** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. The decrease in the fixed charge coverage ratio at October 28, 2000 is primarily the result of the increase in interest expense resulting from the additional debt issued in April 2000 and the charge for the non-recurring and extraordinary item in the first quarter of 2000.

STORE ACTIVITY
At the end of the third quarter of 2000, the Company operated 4,623 Payless ShoeSource stores in 50 states, Canada, the District of Columbia, Guam, Saipan, Puerto Rico and the U.S. Virgin Islands and 267 Parade stores. The following table presents the change in store count for the third quarter and first nine months of 2000 and 1999.

  PAYLESS SHOESOURCE                                  First
                                  Third Quarter    Nine Months
                                  -------------   ------------
                                    2000   1999    2000   1999
                                   -----  -----   -----  -----
  Beginning of quarter/year        4,629  4,413   4,492  4,357
  Stores opened                       64     69     353    196
  Stores closed                      (70)   (33)   (222)  (104)
                                   -----  -----   -----  -----

  Ending store count               4,623  4,449   4,623  4,449
                                   =====  =====   =====  =====
  PARADE                                              First
                                  Third Quarter    Nine Months
                                  -------------   ------------
                                    2000   1999    2000   1999
                                   -----  -----   -----  -----
  Beginning of quarter/year          239    215     220    213
  Stores opened                       33      7      65     11
  Stores closed                       (5)    (2)    (18)    (4)
                                   -----  -----   -----  -----

  Ending store count                 267    220     267    220
                                   =====  =====   =====  =====

FORWARD-LOOKING STATEMENTS
This report contains, and from time to time, the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, e-commerce initiatives, technological developments, new products, future store openings, possible strategic alternatives and similar matters. Also, statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forward-looking statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by the Company as of October 28, 2000 (dollars in thousands):

                                                          Maturity Date
                               ------------------------------------------------------------------------   Fair Value at
                               2000      2001      2002      2003      2004      Thereafter     Total   October 28, 2000
                               ----      ----      ----      ----      ----      ----------     -----   ----------------
Variable Rate Debt               -      15,600    64,400    91,100    117,800      31,100      320,000     320,000
    Average Interest Rate                 7.9%      7.9%      8.1%       8.3%        8.5%         8.1%

Variable to Fixed Swaps          -      80,000   120,000   120,000                             320,000      (1,813)
    Average Pay Rate                      6.9%      6.9%      6.9%                                6.9%
    Average Receive Rate                  6.5%      6.3%      6.5%                                6.4%

The notional amounts of interest rate swap agreements, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds to settle the outstanding contracts. Interest rates on the variable debt and the receive rate on the interest rate swaps are estimated using the average implied LIBOR for the year of maturity based on the yield curve in effect at October 28, 2000.

CURRENCY RISK

In order to minimize its foreign exchange risk, the Company entered into two currency swaps during the third quarter. These swaps effectively convert $30 million of the U.S. dollar-denominated term loan into Canadian dollar-denominated obligations. This swap has been designated as a foreign currency hedge on the Company's net investment in Canadian dollar-denominated subsidiaries. One of the currency swaps for $20 million expires in 2002. The swap for the remaining $10 million expires in 2005. Gains and losses are recorded as a cumulative translation adjustment in stockholders' equity. As of October 28, 2000, the Company is obligated to pay on a notional amount of 44.6 million Canadian dollars at an interest rate of 6.28% and will receive interest on a notional amount of 30 million U.S. dollars at an interest rate of 6.89%. The fair value of these currency swaps is $0.9 million at October 28, 2000.

The Company has also entered into an interest rate swap that becomes effective upon maturity of the $20 million currency swap in 2002. Under the terms of the swap, the Company will pay a fixed rate of 6.28% and receive a floating rate equal to the Canadian Bankers' Acceptance Rate on a notional amount of 29.8 million Canadian dollars. It is the Company's intention to enter into a debt agreement denominated in Canadian dollars with terms matching those of the interest rate swap agreement in 2002.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to ordinary private litigation incidental to their business.

ITEM 5 - OTHER INFORMATION

In September 2000, the Company announced a joint venture agreement with PLP S.A., a holding company formed by Central American and Caribbean local partners, to open and operate Payless ShoeSource family footwear stores in Central America and the Caribbean. These stores will offer a selection of the same footwear and accessories available at all Payless ShoeSource locations.

The Company intends to open four stores in Costa Rica this fall, and will carefully assess the results. If the stores are successful, the Company plans to open additional new stores in Costa Rica and other Central American markets. On November 3, 2000, the first store opened in Costa Rica.

In November 2000, the City of Topeka approved the issuance of $110 million in industrial revenue bonds for the Company. The Company will use the funds over a four-year period from 2000 through 2003. The Company intends to be the sole investor in the bonds.

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

                            PAYLESS SHOESOURCE, INC.



Date: 12/11/00                             /s/ Steven J. Douglass
      ----------------                    -------------------------------
                                               Steven J. Douglass
                                               Chairman and
                                               Chief Executive Officer



Date: 12/11/00                             /s/ Ullrich E. Porzig
      ----------------                    -------------------------------
                                               Ullrich E. Porzig
                                               Senior Vice President and
                                               Chief Financial Officer

                                  Exhibit Index





     Number                Description
     ------                -----------

     11.1                  Computation of Net Earnings Per Share

     27                    Financial Data Schedule