Form 10-K
period 2001-02-03
PAYLESS SHOESOURCE INC /DE/
filed 2001-04-19
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark one)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 3, 2001

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------    -----------

                         Commission File Number 1-14770

                            PAYLESS SHOESOURCE, INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                43-1813160
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification
                                                           Number)

  3231 SOUTH EAST SIXTH AVENUE, TOPEKA, KANSAS           66607-2207
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

The aggregate market value of Registrant's Common Stock held by non-affiliates based on the closing price of $58.90 on April 9, 2001, was $1,278,088,711. For purposes of this disclosure, the Registrant has assumed that its Directors and Executive Officers are affiliates of the Registrant.

The Registrant had 22,174,647 shares of $.01 par value Common Stock issued and outstanding as of April 9, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE


1. Portions of the Registrant's Annual Report to Shareowners for the fiscal year ended February 3, 2001, (the "2000 Annual Report") are incorporated into Part II, as described herein.

2. Portions of the Registrant's 2001 Proxy Statement for the Annual Meeting to be held on May 25, 2001, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

  This report contains, and from time to time, the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings and international expansion, possible strategic alternatives and new business concepts and similar matters. Statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forward-looking statements. The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries, economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company operates stores; changes in trade and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to hire, train and retain associates; and general economic, business and social conditions in the countries from which the Company sources products, supplies or has or intends to open stores. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

                            Payless ShoeSource, Inc.
                             Form 10-K Annual Report
                   For the fiscal year ended February 3, 2001


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

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K

              Signatures

                                     PART I

ITEM 1.  BUSINESS


GENERAL

Payless ShoeSource, Inc., a Delaware corporation, together with its subsidiaries, ("Payless," the "Company" or the "Registrant") is the largest family footwear retailer in the United States with approximately $2.95 billion in revenue in the fiscal year ended February 3, 2001 ("2000"). The Company sold approximately 225 million pairs of shoes in 2000.

As of February 3, 2001, the Company operated 4,633 Payless ShoeSource(R) stores in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, Saipan, Canada and Costa Rica. Payless ShoeSource(R) stores feature fashionable, quality footwear for men, women and children, including athletic, casual, dress, sandals, work boots and slippers. In addition, the Company operated 269 Parade stores in 23 states, the District of Columbia and Puerto Rico, and a 10 store chain of value-priced specialty stores selling socks, hosiery and undergarments located in the New York city area. Parade offers fashionable women's leather and fine fabric footwear and accessories at moderate prices.

EXPANSION

In September 2000, the Company announced a joint venture agreement with PLP, S.A., a holding company formed by Central American and Caribbean local partners, to open and operate Payless ShoeSource family footwear stores in Central America and the Caribbean. These stores offer a selection of the same footwear and accessories available at other Payless ShoeSource locations. The Company opened four stores in Costa Rica in the fourth quarter of 2000. In April of 2001, the Company opened its first stores in Guatemala. The Company currently intends to open stores in El Salvador, the Dominican Republic and Trinidad in the first three quarters of fiscal 2001.

In November 2000, the Company acquired a 10-store chain of value-priced specialty stores in the New York area. These stores operate primarily in mall locations and sell socks, hosiery and undergarments.

STORES

During 2000, the Company had a net increase of 141 Payless ShoeSource stores (419 openings and 278 closings), 49 Parade stores (73 openings and 24 closings) and 10 value-priced specialty stores. Year-end 2000 store count was 4,633 Payless ShoeSource stores, 269 Parade stores, and 10 value-priced specialty stores.

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

The average size of the Company's Payless ShoeSource(R) stores in the United States and Canada is approximately 3,300 square feet. Each store carries on average 8,200 pairs of shoes selected from approximately 500 styles offered. Payless ShoeSource(R) stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers and the new "store-within-a-store." Of the 4,633 Payless ShoeSource(R) locations open at the end of 2000 (including ShopKo locations), 695 stores incorporated a "Payless Kids(R)" area which consists of approximately 1,000 additional square feet of selling space devoted to an expanded assortment of children's shoes and seven stores were exclusively "Payless Kids(R)" stores. The stores that include a "Payless Kids(R)" area and those that are dedicated "Payless Kids(R)" stores are located throughout the country, have wider aisles, children-friendly seating and an entertainment center for children. Payless(R) intends to phase out the remaining exclusively "Payless Kids(R)" stores.

The Company's Payless ShoeSource(R) stores operate in rural, suburban and urban environments. The 10 states with the largest concentration of the Company's Payless ShoeSource(R) stores are identified below (along with the total number of Payless ShoeSource(R) stores including ShopKo locations):


                  STATE                     NO. OF PAYLESS SHOESOURCE(R) STORES
                  -----                     -----------------------------------
                  CALIFORNIA                               611
                  TEXAS                                    380
                  FLORIDA                                  271
                  NEW YORK                                 267
                  ILLINOIS                                 212
                  PENNSYLVANIA                             187
                  OHIO                                     174
                  MICHIGAN                                 151
                  NEW JERSEY                               131
                  WASHINGTON                               103
                  OTHER (INCLUDING                       2,146
                  NON-U.S. STORES)                       -----
                  TOTAL                                  4,633

The Company's Payless ShoeSource(R) stores are highly automated, each with an electronic point of sale register (excluding the ShopKo locations) and a back office computer which not only records transactions from the register (not in ShopKo or Central American stores), but also serves many other store supporting functions including price look-up, accumulation of associate hours worked and communications with the Company's headquarters in Topeka, Kansas. Store associates receive regular weekly communications from the Company's headquarters describing promotional and display requirements.

The Company's Payless ShoeSource(R) operations are directed centrally by a senior officer and a small support staff.

The average Payless ShoeSource(R) store in the United States and Canada has a manager and approximately five associates. The stores are organized into districts. District managers, to whom the store managers report, themselves report to the division offices and have full responsibility for the stores in their district. Division offices also have loss prevention and inventory control functions. Human resources, merchandising support and other more general support services, are provided from the Company's headquarters.

PARADE STORES

The Company's Parade division, which was acquired in March 1997, from J. Baker, Inc., of Canton, Massachusetts, emphasizes the retail sale of fashionable, quality, primarily leather, women's shoes. As of February 3, 2001, the Company operated 269 Parade stores as a separate division supported by Payless sourcing, distribution, information systems, real estate, human resources and financial operations.

Major markets include New York City, Chicago, Boston, Philadelphia, Washington, D.C., Miami and Puerto Rico. The average size of a Parade store is approximately 2,300 square feet. These stores operate in a variety of real estate formats including shopping malls, central business districts and strip centers.

EMPLOYEES

During 2000, the Company's average number of employees was approximately 27,700 including approximately 13,700 U.S. and 900 Canadian full-time associates and 12,500 U.S. and 600 Canadian part-time associates. Approximately 650 of the Company's distribution center general warehouse associates are covered by collective bargaining agreements. Approximately 120 of the Company's other associates are covered by collective bargaining agreements. Management believes it has a good relationship with its employees.

The Company is led by a team of 20 senior management executives who have an average of 18.7 years of retail industry experience, including an average of 14 years with the Company and May.

PRODUCTS

The Company's Payless ShoeSource(R) stores offer a broad assortment of fashionable, quality footwear sold at affordable prices for men, women and children, including athletic, casual, dress, sandals, work boots and slippers. Shoes are constructed with leather, canvas and man-made materials. Styling is updated regularly in an effort to remain current with proven fashion trends. During 2000, shoes at Payless ShoeSource(R) stores sold at an average retail price of $11.82/pair. In addition to shoes, Payless ShoeSource(R) stores offer accessories, including handbags, shoe polish and hosiery. Parade stores feature fashionable women's dress, casual and athletic footwear priced in the $20 to $40/pair range.

The Company's merchandising effort is led by the President and two general merchandise managers with an average of 20 years of retail experience. They direct teams of buyers, planners and distributors that interact with agents and factory representatives to design, select, produce, inspect and distribute footwear and accessories to Payless ShoeSource(R) and Parade stores.

CUSTOMERS

The Company sells footwear to women, men and children of all age groups. The Company has significant market penetration with its target customers: women between the ages of 18 and 44. The Company believes that more than 51% of its target customers purchased at least one pair of shoes from the Company last year. In 2000, the Company sold more pairs of shoes than any other U.S. footwear retailer.

SEASONALITY

The retail footwear market is characterized by four high volume seasons: Easter, early Summer, back-to-school and Winter holiday. The Company must increase inventory levels during these periods to support the increased demand for seasonal styles. Unseasonable weather patterns may affect planned sales of seasonal products such as sandals and boots.

PURCHASING

The Company, both on its own account and through its indirect, wholly-owned subsidiary, Payless ShoeSource Merchandising, Inc., utilizes a network of agents and factories in the United States and 12 foreign countries to obtain its products. These products are manufactured to meet the Company's specifications and standards. The strength of the Company's relationships with agents and factories, some dating back over 40 years, has allowed the Company to revise its sourcing strategies to reflect changing political and economic environments. In the past, many of the Company's agents and factory owners have played significant roles in developing production in new factories and in new countries without compromising production capacity or product quality.

PAYLESS SHOESOURCE(R) STORES

Factories in the People's Republic of China are a source of approximately 74% of the Company's merchandise and two additional foreign countries and domestic sources account for approximately 25% of the Company's products based on units sold. There can be no assurance that a change in political climate with or in China would not have a material adverse effect on the Company. The Company does not purchase "seconds" or "overruns" and does not own any manufacturing facilities. The Company closely integrates its merchandise purchasing requirements with various manufacturers through its sourcing organization which has offices in Kansas, Taiwan, China, Brazil and Vietnam. Management believes it has good relationships with the entities from which it sources, although there can be no assurance that such relationships will remain good or that such entities believe that such relationships are good.

Worldwide, approximately 57 percent of the Company's merchandise calculated on an at cost basis is acquired through a network of third-party agents. Payless ShoeSource International, Inc., the Company's indirect subsidiary in Taipei, Taiwan, arranges directly with factories for the design, selection, production management, inspection and distribution of approximately 43 percent of the shoes acquired for the Company.

Risks inherent in foreign manufacturing (i.e., manufacturing outside the United States) include economic and political instability, transportation delays and interruptions, restrictive actions by foreign governments, the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes, trade and foreign tax laws and fluctuations in currency exchange rates. As the Company expands internationally, the Company faces similar risks in each country in which it has operations. While the Company has not historically experienced material adverse effects resulting from the occurrence of these types of risks, there is no assurance that in the future the occurrence of these risks will not result in increased costs and delays or disruption in product deliveries that could cause loss of revenue and damage to customer relationships and have a material adverse effect on the Company.

Currently, imports from China enjoy "permanent normal trade relations" ("PNTR") treatment under United States tariff laws. PNTR treatment provides the most favorable level of United States import duty rates.

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

The Company believes that maintaining strong factory relationships, improving key factory performance factors and improving factory profitability is critical to long-term sourcing stability. The Company's manufacturing services group, based in Asia, provides direction and leadership to key factories in the areas of overall productivity improvement and lead time reduction.

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

The Company, through its indirect, wholly-owned subsidiary, Payless ShoeSource Distribution, Inc., operates a single 807,000 square foot distribution center, including office space and a 12,000 square foot manufacturing facility, in Topeka, Kansas (the "DC"). The DC is capable of replenishing in-store product levels by style, color and size. The DC currently handles approximately 70 percent of the Company's distribution needs and operates seven days-a-week, 20 to 24 hours per day. Management believes this facility is one of the most highly-automated and cost-efficient distribution facilities in the retail footwear industry. The remaining 30 percent of the Company's distribution needs are handled by a fully automated third party facility in Los Angeles, California.

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

Payless ShoeSource considers itself part of the value-priced segment of the footwear industry. Parade operates in the moderate priced segment. Based on industry data, the United States footwear market is estimated to be approximately $39 billion/year, and has remained relatively constant over the past several years. Industry data suggests that the quality offered in the value-priced segment has improved significantly in recent years.

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

INTELLECTUAL PROPERTY

The Company, through its wholly-owned subsidiaries, owns certain copyrights, trademarks, patents and domain names which it uses in its business and which it regards as valuable assets. The trademarks include Payless(R), Payless ShoeSource(R), Payless Kids(R), Parade(sm), and Parade of Shoes(R) and domain names including: Payless.com(sm). The Company owns all rights to the yellow and orange logo used in its Payless ShoeSource(R) signs and advertising. In the United States, the Company has registered over 180 key marks and owns over 20 common law marks under which it markets private label merchandise in its Payless ShoeSource(R) stores. In addition, the Company owns over 37 registered and common law marks under which it markets private label merchandise in its Parade stores. The Company also owns registrations for Payless ShoeSource(R) in over 55 foreign countries. All of the Company's registered trademarks may be renewed indefinitely.

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

FOREIGN OPERATIONS

In late 1997, the Company, through its indirect wholly-owned Canadian subsidiary, Payless ShoeSource Canada Inc., opened its first store in Canada. By the end of fiscal year 1999, the Company had opened 180 Canadian stores. In February of 1999, the Company opened its first store in French-speaking Quebec Province. In 2000, the Company opened its first stores in Costa Rica and in the first quarter of 2001, the Company opened its first stores in Guatemala.

DIRECTORS OF THE COMPANY

Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company's Directors:


            NAME                  PRINCIPAL OCCUPATION
            ----                  --------------------
STEVEN J. DOUGLASS         CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
                           OF THE COMPANY
DANIEL BOGGAN JR.          SENIOR VICE PRESIDENT OF THE NATIONAL COLLEGIATE
                           ATHLETIC ASSOCIATION
HOWARD R. FRICKE           CHAIRMAN OF THE BOARD OF THE SECURITY BENEFIT
                           GROUP OF COMPANIES
THOMAS A. HAYS             RETIRED, FORMERLY DEPUTY CHAIRMAN OF THE MAY
                           DEPARTMENT STORES COMPANY
KEN C. HICKS               PRESIDENT OF THE COMPANY
MYLLE B. MANGUM            CHIEF EXECUTIVE OFFICER OF MMS INCENTIVES, LLC
MICHAEL E. MURPHY          RETIRED, FORMERLY VICE CHAIRMAN AND CHIEF
                           ADMINISTRATIVE OFFICER OF SARA LEE CORPORATION
ROBERT L. STARK            RETIRED, FORMERLY EXECUTIVE VICE PRESIDENT
                           HALLMARK CARDS, INC.
IRWIN ZAZULIA              RETIRED, FORMERLY PRESIDENT AND CHIEF EXECUTIVE
                           OFFICER OF HECHT'S

EXECUTIVE OFFICERS OF THE COMPANY

Listed below are the names and ages of the executive officers of the Company as of April 19, 2000 and offices held by them with the Company.


      NAME                AGE               POSITION AND TITLE
      ----                ---               ------------------
STEVEN J. DOUGLASS         51       CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
KEN C. HICKS               48       PRESIDENT
DUANE L. CANTRELL          45       EXECUTIVE VICE PRESIDENT
JOHN N. HAUGH              38       SENIOR VICE PRESIDENT
ULLRICH E. PORZIG          55       SENIOR VICE PRESIDENT -- CHIEF FINANCIAL
                                    OFFICER AND TREASURER
WILLIAM J. RAINEY          54       SENIOR VICE PRESIDENT -- GENERAL COUNSEL AND SECRETARY
GARY M. STONE              52       SENIOR VICE PRESIDENT


STEVEN J. DOUGLASS is 51 years old and has served as Chairman of the Board and Chief Executive Officer of Payless since May 4, 1996, the date on which the Payless Common Stock was distributed in a spin-off by The May Department Stores Company ("May") to its Shareowners (the "Spin-off"). Mr. Douglass served as Chairman and Chief Executive Officer of Payless from April 1995 to the Spin-off. He joined Payless in 1993 and served as Senior Vice President/Director of Retail Operations from 1993 to January 1995 and as Executive Vice President/Director of Retail Operations from January 1995 to April 1995. Prior to his association with Payless, Mr. Douglass held several positions at divisions of May, serving as Chairman of May Company, Ohio (1990- 1993) and Senior Vice President and Chief Financial Officer of J.W. Robinsons (1986-1990). Mr. Douglass is a director of The Security Benefit Group of Companies. Mr. Douglass has served as a Director of Payless since April 30, 1996.

KEN C. HICKS is 48 years old and has served as President of Payless since January 28, 1999. Before joining Payless, he was Executive Vice President and General Merchandise Manager for Home Shopping Network, Inc. Prior to his association with Home Shopping Network, Inc., Mr. Hicks held several positions with May serving as Senior Vice President and General Merchandise Manager of Foley's Department Stores (1995-1998), Senior Vice President and General Merchandise Manager for May Merchandising Company (1990-1995) and as Senior Vice President of Strategic Planning for May (1987-1990). Mr. Hicks has served as a Director of Payless since January 28, 1999.

DUANE L. CANTRELL is 45 years old and has served as Executive Vice President - Operations since April 1999. Prior to that, he served as Executive Vice President - Retail Operations from May 1997 to April 1999 and as Senior Vice President - Retail Operations from May 1995 to May 1997. He also served as Senior Vice President - Merchandise Distribution and Planning (1992- 1995) and Senior Vice President - Merchandise Distribution (1990-1992). Mr. Cantrell has been employed by the Company since 1978.

JOHN N. HAUGH is 38 years old and has served as Senior Vice President - Marketing since January 2000. He served as Executive Vice President Marketing and Sales for Universal Studios (1998-1999) and prior to that he worked for Carlson Companies, Inc. (1993-1998) where he held positions of increasing responsibility including, Vice President of Marketing and Retail Operations (1997-1998) and General Manager/Vice President Awards Division (1995-1997).

ULLRICH E. PORZIG is 55 years old and has served as Senior Vice President - Chief Financial Officer and Treasurer since February, 1996 and from 1986 to 1988. Between 1993 and 1996, Mr. Porzig was Senior Vice President-Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to

1993 he was employed by May in various capacities including Senior Vice President-Finance and Chief Financial Officer of Foley's (1988-1993).

WILLIAM J. RAINEY is 54 years old and has served as Senior Vice President General Counsel and Secretary since April, 1996. Prior to joining the Company, Mr. Rainey served as Executive Vice president, General Counsel and Secretary of Fourth Financial Corporation (1994-1996) and Vice President and General Counsel of Cabot Corporation (1991-1993).

GARY M. STONE is 52 years old and has served as Senior Vice President - Corporate Development since November 1999. Prior to that he was Senior Vice President - Store Development (1997-1999). Prior to joining the Company, Mr. Stone was employed by PepsiCo, Inc. as Senior Vice President and General Manager-Restaurant Services (1995-1997) and Vice President, Asset Development - Pizza Hut (1990-1995).

ITEM 2.  PROPERTIES

The Company leases substantially all of its stores. The leases typically have a primary term of 5 or 10 years, with none to two five-year renewal options. During 2001, approximately 615 of the Company's leases, including 83 leases which, as of February 3, 2001, were month-to-month tenancies or were lease modifications out for signature, are due to expire. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store's sales volume. Payless ShoeSource stores in the United States and Canada average approximately 3,300 square feet and Parade stores average approximately 2,300 square feet. The Company owns and operates, directly or through its wholly-owned subsidiaries, a 305,000 square foot central office building, a 795,000 square foot distribution facility including a 12,000 square foot manufacturing facility, including office space, all of which are located in Topeka, Kansas.

ITEM 3.  LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to ordinary private litigation incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended February 3, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

There were approximately 16,698 registered holders of the Company's Common Stock as of February 3, 2001 compared to approximately 18,514 registered holders as of January 29, 2000. The information set forth under the headings "Management's Discussion and Analysis -- Review of Financial Condition - Common Stock and Market Prices" in the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the heading "Summary of Selected Historical Financial Information" of the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading "Management's Discussion and Analysis" of the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading "Management's Discussion and Analysis -- Review of Financial Condition - Interest Rate Risk" and "- Currency Risk" of the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Statement of Earnings for the fiscal years 1998, 1999 and 2000, the Consolidated Balance Sheet as of January 29, 2000 and February 3, 2001, the Consolidated Statement of Shareowners' Equity, the Consolidated Statement of Cash Flows for fiscal years 1998, 1999, 2000, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants contained in the Company's 2000 Annual Report to Shareowners are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

a) Directors -- The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 25, 2001, under the captions "Election of Directors -- Directors and Nominees for Directors" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

b) Executive Officers -- Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption "Executive Officers of the Company." The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 25, 2001, under the caption "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 25, 2001, under the captions "Election of Directors -- The Board and Committees of the Board - Compensation of Directors," "Compensation and Nominating Committee Report -- EICP" and "-- Retail EICP" and "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 25, 2001, under the caption "Beneficial Stock Ownership of Directors, Nominees, Executive Officers and Persons Owning More Than Five Percent of Common Stock " is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

8-K

(a) Documents filed as part of this report:

    (1) Financial Statements. The following financial statements are incorporated herein by reference to the Company's 2000 Annual Report to
Shareowners:

                                                         PAGE IN
                                                         ANNUAL REPORT

           Financial Statements:
           Consolidated Statement of Earnings for
           the three fiscal years ended
           February 3, 2001                                    6
           Consolidated Balance Sheet --
           February 3, 2001 and January 29, 2000               7
           Consolidated Statement of Shareowners'
           Equity for the three fiscal years
           ended February 3, 2001                              8
           Consolidated Statement of Cash Flows
           for the three fiscal years ended
           February 3, 2001                                   19
           Notes to Consolidated Financial
           Statements                                      20-25
           Report of Independent Public
           Accountants                                        27

(2)  EXHIBITS.

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

       3.2       Amended and Restated Bylaws of the Registrant.(2)

       4 Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Registrant and UMB Bank, N.A.(1)

       10.1 Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores Company and the Registrant.(3)

       10.2 Sublease, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(4)

       10.3 Credit and Guaranty Agreement dated as of April 17, 2000 among Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource, Inc. and Certain of its Subsidiaries, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent. (7)

       10.4 Administrative Services Agreement, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(4)

       10.5 Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended March 16, 2000. (7)

       10.6      Spin-Off Stock Plan, Payless ShoeSource, Inc.(4)

       10.7      Spin-Off Cash Plan, Payless ShoeSource, Inc.(4)

       10.8 Restricted Stock Plan for Non-Management Directors, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (as defined therein).(1)

       10.9 Form of Employment Agreement between the Registrant and certain executives of the Registrant. The Registrant has entered into Employment Agreements in the form contained in this exhibit with each of the named executive officers which expire at various dates on or before May 31, 2003, which contain agreements not to compete of 1-2 years beyond the expiration date of the respective Employment Agreements, and provide for annual base salaries at rates not less than the amounts presently paid to them. (7)

       10.10 Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended November 16, 2000.*

       10.11 Payless ShoeSource, Inc, 401(k) Profit Sharing Plan, as amended and restated effective March 20, 2000.*

       10.12 Payless ShoeSource, Inc. Deferred Compensation Plan, as amended July 20, 2000.*

       10.13 Executive Incentive Compensation Plan of Registrant, as amended November 16, 2000.*

       10.14 Form of Control Agreement. The Registrant has entered into Change of Control Agreements with the named executive officers in the form contained in this exhibit (7)

       10.15 Form of Directors' and Officers' Indemnity Agreement of Registrant. (7)

       10.16 Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended March 16, 2000. (7)

       10.17 Executive Incentive Compensation Plan for Business Unit Management of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

       10.18 The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended March 16, 2000. (7)

       10.19 Payless ShoeSource, Inc. Profit Sharing Plan for Puerto Rico Associates, as amended and restated effective March 20, 2000.*

       10.20 Stock Ownership Plan of Registrant, as amended effective June 1, 1998.(1)

       10.21 Assumption Agreement, dated as of May 22, 1998, between Registrant and Payless.(1)

       10.22 Consulting Agreement between the Registrant and Richard A. Jolosky.(5)

       10.23 Executive Incentive Compensation Plan for Annual Awards for Merchandising and Retail Operators Functions, effective May 28, 1999.(6)

       10.24 Consulting Contract between the Registrant and Jed L. Norden entered into as of December 22, 2000.*

       10.25     Employment Agreement between the Registrant and Steven J.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM

                 Douglass entered into as of November 16, 2000.*

       10.26 Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan effective October 1, 2000.*

        11.1     Computation of Net Earnings Per Share.*

        12.1     Computation of Ratio of Earnings to Fixed Charges.*

        13. 2000 Annual Report to Shareowners of Payless ShoeSource, Inc. (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

        21.1     Subsidiaries of Registrant*

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

        (5) Incorporated by reference from the Registrant's Form 10-Q (File Number 1-14770) for the quarter ended October 30, 1999.

        (6) Incorporated by reference from the Registrant's Form 10-Q (File Number 1-14770) for the quarter ended July 31, 1999.

        (7) Incorporated by reference from the Registrant's Form 10-K (File Number 1-14770 for the year ended January 29, 2000

THE COMPANY WILL FURNISH TO SHAREOWNERS UPON REQUEST, AND WITHOUT CHARGE, A COPY OF THE 2000 ANNUAL REPORT AND THE PROXY STATEMENT, PORTIONS OF WHICH ARE INCORPORATED BY REFERENCE IN THE FORM 10-K. THE COMPANY WILL FURNISH ANY OTHER EXHIBIT AT COST.


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

                                          PAYLESS SHOESOURCE, INC.
Date:    April 19, 2001                   By: /s/ Ullrich E. Porzig
                                          ---------------------------
                                          Ullrich E. Porzig
                                          Senior Vice President, Chief
                                          Financial Officer and Treasurer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steven J. Douglass                        Date: April 19, 2001
---------------------------
      Steven J. Douglass
      Chairman, Chief Executive Officer and Director
      (Principal Executive Officer)


By: /s/ Ullrich E. Porzig                         Date: April 19, 2001
--------------------------
      Ullrich E. Porzig
      Senior Vice President, Chief Financial
      Officer and Treasurer
      (Principal Financial and Accounting
      Officer)

By: /s/ Ken C. Hicks                              Date: April 19, 2001
--------------------------
      Ken C. Hicks
      President and Director

By: /s/ Daniel Boggan Jr.                         Date: April 19, 2001
--------------------------
      Daniel Boggan Jr.
      Director

By: /s/ Howard R. Fricke                          Date: April 19, 2001
--------------------------
      Howard R. Fricke
      Director

By: /s/ Thomas A. Hays                            Date: April 19, 2001
--------------------------
      Thomas A. Hays
      Director

By: /s/ Mylle B. Mangum                           Date: April 19, 2001
--------------------------
      Mylle B. Mangum
      Director

By: /s/ Michael E. Murphy                         Date: April 19, 2001
--------------------------
      Michael E. Murphy
      Director

By: /s/ Robert L. Stark                           Date: April 19, 2001
--------------------------

      Robert L. Stark
      Director

By: /s/ Irwin Zazulia                             Date: April 19, 2001
--------------------------
      Irwin Zazulia
      Director

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

       3.2       Amended and Restated Bylaws of the Registrant.(2)

       4 Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Registrant and UMB Bank, N.A.(1)

       10.1 Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores Company and the Registrant.(3)

       10.2 Sublease, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(4)

       10.3 Credit and Guaranty Agreement dated as of April 17, 2000 among Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource, Inc. and Certain of its Subsidiaries, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent. (7)

       10.4 Administrative Services Agreement, dated as of April 2, 1996, between The May Department Stores Company and the Registrant.(4)

       10.5 Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended March 16, 2000. (7)

       10.6      Spin-Off Stock Plan, Payless ShoeSource, Inc.(4)

       10.7      Spin-Off Cash Plan, Payless ShoeSource, Inc.(4)

       10.8 Restricted Stock Plan for Non-Management Directors, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (as defined therein).(1)

       10.9 Form of Employment Agreement between the Registrant and certain executives of the Registrant. The Registrant has entered into Employment Agreements in the form contained in this exhibit with each of the named executive officers which expire at various dates on or before May 31, 2003, which contain agreements not to compete of 1-2 years beyond the expiration date of the respective Employment Agreements, and provide for annual base salaries at rates not less than the amounts presently paid to them. (7)

       10.10 Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended November 16, 2000.*

       10.11 Payless ShoeSource, Inc, 401(k) Profit Sharing Plan, as amended and restated effective March 20, 2000.*

       10.12 Payless ShoeSource, Inc. Deferred Compensation Plan, as amended July 20, 2000.*

       10.13 Executive Incentive Compensation Plan of Registrant, as amended November 16, 2000.*

       10.14 Form of Control Agreement. The Registrant has entered into Change of Control Agreements with the named executive officers in the form contained in this exhibit (7)

       10.15 Form of Directors' and Officers' Indemnity Agreement of Registrant. (7)

       10.16 Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended March 16, 2000. (7)


       10.17 Executive Incentive Compensation Plan for Business Unit Management of Registrant, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

       10.18 The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended March 16, 2000. (7)

       10.19 Payless ShoeSource, Inc. Profit Sharing Plan for Puerto Rico Associates, as amended and restated effective March 20, 2000.*

       10.20 Stock Ownership Plan of Registrant, as amended effective June 1, 1998.(1)

       10.21 Assumption Agreement, dated as of May 22, 1998, between Registrant and Payless.(1)

       10.22 Consulting Agreement between the Registrant and Richard A. Jolosky.(5)

       10.23 Executive Incentive Compensation Plan for Annual Awards for Merchandising and Retail Operators Functions, effective May 28, 1999.(6)

       10.24 Consulting Contract between the Registrant and Jed L. Norden entered into as of December 22, 2000.*

       10.25 Employment Agreement between the Registrant and Steven J. Douglass entered into as of November 16, 2000.*

       10.26 Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan effective October 1, 2000.*

       11.1      Computation of Net Earnings Per Share.*

       12.1      Computation of Ratio of Earnings to Fixed Charges.*

       13. 2000 Annual Report to Shareowners of Payless ShoeSource, Inc. (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

       21.1      Subsidiaries of Registrant*

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

        (5) Incorporated by reference from the Registrant's Form 10-Q (File Number 1-14770) for the quarter ended October 30, 1999.

        (6) Incorporated by reference from the Registrant's Form 10-Q (File Number 1-14770) for the quarter ended July 31, 1999.

        (7) Incorporated by reference from the Registrant's Form 10-K (File Number 1-14770 for the year ended January 29, 2000