Form 10-Q
period 2001-05-05
PAYLESS SHOESOURCE INC /DE/
filed 2001-06-18
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended May 5, 2001


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

                          Common Stock, $.01 par value
                      22,261,627 shares as of June 1, 2001

                         PART I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

(Dollars in millions)
                                                       MAY 5,       APRIL 29,     FEB. 3,
ASSETS                                                  2001          2000          2001
                                                      --------      --------      --------
Current Assets:
     Cash and cash equivalents                        $   22.1      $   32.9      $   10.4
     Merchandise inventories                             418.8         406.4         355.6
     Current deferred income taxes                        14.7           8.9          14.9
     Other current assets                                 61.1          46.6          53.8
                                                      --------      --------      --------
        Total current assets                             516.7         494.8         434.7

Property and Equipment:
     Land                                                  7.4           6.8           7.4
     Buildings and leasehold improvements                801.1         715.4         782.4
     Furniture, fixtures and equipment                   350.9         310.5         343.0
     Property under capital leases                         7.3           7.3           7.3
                                                      --------      --------      --------
        Total property and equipment                   1,166.7       1,040.0       1,140.1
     Accumulated depreciation
        and amortization                                (642.0)       (570.0)       (621.4)
                                                      --------      --------      --------
        Property and equipment, net                      524.7         470.0         518.7

Deferred income taxes                                     28.3          32.1          27.1
Other assets                                              19.5          10.5          22.3
                                                      --------      --------      --------

        Total Assets                                  $1,089.2      $1,007.4      $1,002.8
                                                      ========      ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt             $   28.7      $   20.7      $   16.4
     Revolving credit line                                44.0            --            --
     Accounts payable and accrued expenses               213.1         222.2         212.3
                                                      --------      --------      --------
        Total current liabilities                        285.8         242.9         228.7

Long-term debt                                           296.4         383.9         309.2
Other liabilities                                         62.0          51.0          53.1
Minority Interest                                          4.8            --           1.4

Total shareowners' equity                                440.2         329.6         410.4
                                                      --------      --------      --------

        Total Liabilities and Shareowners' Equity     $1,089.2      $1,007.4      $1,002.8
                                                      ========      ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)


(Dollars and shares in millions, except per share)
                                                                          13 WEEKS ENDED
                                                                    ----------------------------
                                                                    MAY 5, 2001   APRIL 29, 2000
                                                                    -----------   --------------
Net retail sales                                                      $ 768.3        $ 708.5

Cost of sales                                                           524.8          481.6

Selling, general, and administrative expenses                           187.6          169.7

Non-recurring item                                                         --            8.0
                                                                      -------        -------

Operating profit                                                         55.9           49.2

Interest expense, net                                                     8.0            1.7
                                                                      -------        -------

Earnings before income taxes, minority interest,
     and extraordinary loss                                              47.9           47.5

Provision for income taxes                                               18.4           18.5
                                                                      -------        -------

Earnings before minority interest and extraordinary loss                 29.5           29.0

Minority interest                                                         0.2             --
                                                                      -------        -------

Earnings before extraordinary loss                                       29.7           29.0

Extraordinary loss related to early extinguishment of debt,
     net of income taxes                                                   --            3.6
                                                                      -------        -------

Net Earnings                                                          $  29.7        $  25.4
                                                                      =======        =======

Diluted Earnings per Share:
 Net earnings before extraordinary loss                                  1.30           1.02
 Extraordinary Loss                                                        --           0.13
                                                                      -------        -------
Diluted Earnings per Share                                            $  1.30        $  0.89
                                                                      =======        =======

Basic Earnings per Share:
 Net earnings before extraordinary loss                                  1.34           1.03
 Extraordinary Loss                                                        --           0.13
                                                                      -------        -------
Basic Earnings per Share                                              $  1.34        $  0.90
                                                                      =======        =======

Diluted Weighted Average Shares Outstanding                              22.8           28.6
                                                                      =======        =======

Basic Weighted Average Shares Outstanding                                22.2           28.4
                                                                      =======        =======


            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


(Dollars in millions)
                                                        13 WEEKS ENDED
                                                   ----------------------------
                                                   MAY 5, 2001   APRIL 29, 2000
                                                   -----------   --------------
Operating Activities:
   Net earnings                                      $ 29.7         $ 25.4
   Adjustments for noncash items
   Included in net earnings:
       Extraordinary loss related to early
          extinguishment of debt                         --            3.6
       Depreciation and amortization                   25.0           24.8
       Amortization of unearned
          restricted stock                              0.8            1.0
       Deferred income taxes                           (0.9)          (0.7)
Changes in working capital:
   Merchandise inventories                            (63.2)         (56.7)
   Other current assets                                (7.3)          (3.0)
   Accounts payable and accrued expenses                0.9           20.4
Other assets and liabilities, net                       1.2            0.1
                                                     ------         ------

Total Operating Activities                            (13.8)          14.9
                                                     ------         ------

Investing Activities:
   Capital expenditures                               (31.0)         (13.5)
   Disposition of property and equipment                 --            1.7
                                                     ------         ------


Total Investing Activities                            (31.0)         (11.8)
                                                     ------         ------

Financing Activities:
   Net borrowings on revolving line of credit          44.0             --
   Issuance of long-term debt                            --          400.0
   Repayment of long-term debt                         (0.5)        (126.8)
   Payment of debt issuance costs                        --           (8.9)
   Net issuances (purchases) of common stock            9.7         (398.7)
   Other investing activities                           3.3             --
                                                     ------         ------

Total Financing Activities                             56.5         (134.4)
                                                     ------         ------

Increase (Decrease) in Cash and Cash Equivalents       11.7         (131.3)
Cash and Cash Equivalents, Beginning of Year           10.4          164.2
                                                     ------         ------
Cash and Cash Equivalents, End of Period             $ 22.1         $ 32.9
                                                     ======         ======

Cash paid during the period:
   Interest                                          $  8.9         $  3.3
   Income Taxes                                         1.3            4.2


            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 20-25) in the Company's 2000 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the three-month period ended May 5, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

NOTE 2. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market.

NOTE 3. REVOLVING CREDIT LINE. During the first quarter of 2001, the Company drew down on its line of credit to finance its seasonal cash flow needs. As of May 5, 2001, the Company has borrowed $44.0 million under its $200.0 million line of credit. The availability under the line of credit has been further reduced by an $11.4 million outstanding letter of credit.

NOTE 4. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In order to mitigate the Company's exposure to fluctuations in interest rates, the Company has entered into a series of interest rate swap agreements whereby the Company will receive interest at the three-month LIBOR rate on a $320 million notional amount and pay a weighted average rate of 6.9%.

Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company's interest rate swap agreements have been designated as cash flow hedging instruments. Such instruments are those, which effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. As the critical terms of the Company's interest rate swap agreements match those of the related hedged obligations, the Company has concluded that there is no ineffectiveness in its hedges, and as a result, the adoption of SFAS No. 133 has no impact on net earnings.

The Company's interest rate swap agreements are recorded in the consolidated balance sheet at May 5, 2001 as a liability measured at fair value. In connection with the adoption of SFAS No. 133, the Company recorded an after-tax loss of $4.7 million ($7.7 million pre-tax) to other comprehensive income as a cumulative effect of change in accounting principle.

Changes in the fair value of interest rate swap agreements designated as cash flow hedging instruments are reported in accumulated other comprehensive income. During the three months ended May 5, 2001, the Company recorded an after-tax loss of $0.8 million ($1.3 million pre-tax) to other comprehensive income representing the decline in fair value of its interest rate swap agreements. At May 5, 2001, the Company had a cumulative after-tax loss of $5.5 million ($9.0 million pre-tax) included in other accumulated comprehensive income related to cash flow hedging instruments. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate debt obligations affects earnings. During the year to end February 2, 2002, approximately $3.6 million of after-tax losses ($5.9 million pre-tax) in accumulated other comprehensive income related to interest rate swap agreements are expected to be reclassified into interest expense as a yield adjustment on the Company's variable-rate long-term debt.

During the first quarter of 2001, the Company terminated two currency swaps, which had effectively converted $30 million of the U.S. dollar denominated long-term debt into Canadian dollar denominated obligations. These swaps had been designated as a foreign currency hedge on the Company's net investment in Canadian dollar denominated subsidiaries. As a result, the $0.5 million after-tax gain on these swaps ($0.8 million pre-tax) remains a component of accumulated other comprehensive income within total shareowners' equity on the accompanying balance sheet.

NOTE 5. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

    (Dollars in millions)
                                                                                     13 WEEKS ENDED
                                                                               ---------------------------
                                                                               MAY 5, 2001  APRIL 29, 2000
                                                                               -----------  --------------
Net Income                                                                        $29.7         $25.4
Other Comprehensive Loss:
     After-tax cumulative effect of a change in accounting for derivatives         (4.7)           --
     Change in fair value of derivatives                                           (0.8)           --
     Foreign currency translation adjustments                                      (1.3)         (0.9)
                                                                                  -----         -----

        Total other comprehensive loss                                             (6.8)         (0.9)
 Total Comprehensive Income                                                        22.9          24.5
                                                                                  =====         =====


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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended May 5, 2001 (2001) and April 29, 2000 (2000). This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

NET EARNINGS

Net earnings totaled $29.7 million in the first quarter of 2001 compared with $25.4 million in the first quarter of 2000.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 2001 and 2000.

                                                       FIRST QUARTER
                                                      2001      2000
                                                      ----      ----
 Cost of sales                                        68.3%     68.0%

 Selling, general, and administrative expense         24.4      24.0


 Non-recurring item                                     --       1.1
                                                      ----      ----

 Operating profit                                      7.3       6.9

 Interest expense, net                                 1.1       0.2
                                                      ----      ----

 Earnings before income taxes, minority interest,
    and extraordinary loss                             6.2       6.7

 Effective income tax rate                            38.4%     38.9%
                                                      ====      ====

Earnings before minority interest and
    extraordinary loss                                 3.9       4.1

 Minority interest                                      --        --
                                                      ----      ----

 Earnings before extraordinary loss                    3.9       4.1

 Extraordinary loss, net of income tax                  --       0.5
                                                      ----      ----

 Net Earnings                                          3.9%      3.6%
                                                      ====      ====

NET RETAIL SALES

Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the first quarter of 2001 total sales increased 8.4% over the first quarter of 2000, consisting of a 1.0% increase in unit volume and a 7.2% increase in average selling prices. Sales percent increases are as follows:

                                   FIRST QUARTER
                                   -------------
                                   2001     2000
                                   ----     ----
Net Retail Sales                   8.4%     2.8%
Same-Store Sales                   4.5%     0.8%

COST OF SALES

Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $524.8 million in the 2001 first quarter, up 9.0% from $481.6 million in the 2000 first quarter.

As a percentage of net retail sales, cost of sales was 68.3 percent in the first quarter of 2001, compared with 68.0 percent in the first quarter of 2000. The increase in cost of sales as a percentage of net retail sales is primarily due to higher occupancy costs including an increase in utility expenses.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $187.6 million in the first quarter of 2001, up 10.5% from $169.7 million in the first quarter of 2000. As a percentage of net retail sales, selling, general and administrative expenses were 24.4 percent during the first quarter of 2001 compared with 24.0 percent in the first quarter of 2000. The increase, as a percentage of net retail sales, during the first quarter of 2001 was primarily attributed to increases in payroll costs.

INTEREST EXPENSE, NET

Interest expense has increased to $8.0 million in the first quarter of 2001 from $1.7 million in the first quarter of 2000. The increase is the result of additional long-term debt issued during 2000 and short-term borrowings during the first quarter of 2001 under the revolving line of credit.

EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate declined to 38.4% in the first quarter of 2001 from 38.9% in the first quarter of 2000. The decrease is reflecting benefits related to the implementation of additional tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash flow from operations during the three months ended May 5, 2001 was $(13.8) million. This figure represented (1.8) percent of net retail sales in the first quarter of 2001 compared with 2.1 percent in the first quarter of 2000. The reduction in the first quarter of 2001 was primarily attributed to the cash flow impact of a slight increase in inventory to support store count growth and a decrease in accounts payable and accrued expenses. Internally generated funds are expected to continue to be the most important component of the Company's capital resources and are expected to fund capital expansion.

CAPITAL EXPENDITURES

Capital expenditures during the first quarter of 2001 totaled $31.0 million with an additional $69.0 million estimated to be incurred in the remainder of fiscal year 2001. The Company anticipates that cash flow from operations and the credit facility will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES

As of May 5, 2001, $44 million had been drawn against the Company's $200 million revolving loan to finance its seasonal cash flow needs. The availability under the revolving loan is further reduced by $11.4 million outstanding under a letter of credit. The Company expects to repay the borrowings under the revolving loan in the second quarter of 2001.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

                                  MAY 5,     APRIL 29,    FEB. 3,
                                   2001         2000       2001
                                  ------     ---------    -------
Current Ratio                      1.8          2.1          2.0
Debt-Capitalization Ratio*        42.5%        55.1%        44.2%
Fixed Charge Coverage**            3.1x         3.7x         3.1x


* Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 72.9%, 79.0% and 74.1% respectively, for the periods referred to above. The decrease in the debt to capitalization ratio at May 5, 2001 is primarily the result of an $80 million pre-payment on the Company's long-term debt during the second quarter of 2000 and the increase in the Company's retained earnings.

** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. The decrease in the fixed charge coverage ratio at May 5, 2001 is primarily the result of the increase in interest expense resulting from the additional debt issued in April 2000.

STORE ACTIVITY

At the end of the first quarter of 2001, the Company operated 4,908 stores offering quality family footwear and accessories in 50 states, Canada, Costa Rica, Guatemala, Guam, Saipan, Puerto Rico, and the U.S. Virgin Islands. The following table presents the change in store count for the first quarter of 2001 and 2000.


                          FIRST QUARTER
                         ---------------
                          2001     2000
                         -----     -----
Beginning of quarter     4,912     4,712
Stores opened               69        64
Stores closed              (73)      (67)
                         -----     -----

Ending store count       4,908     4,709
                         =====     =====


FORWARD-LOOKING STATEMENTS

This report contains, and from time to time the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings and international expansion, possible strategic alternatives and new business concepts and similar matters. Statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forward-looking statements. The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries; changes in relationships between Canada and foreign countries; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company operates stores; changes in trade and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to hire, train and retain associates; and general economic, business and social conditions in the countries from which the Company sources products, supplies or has or intends to open stores. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

The Company and its subsidiaries are parties to ordinary private litigation incidental to their business.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CURRENCY RISK

During the first quarter of 2001, the Company terminated two currency swaps which had effectively converted $30 million of the U.S. dollar denominated term loan into Canadian dollar denominated obligations. These swaps had been designated as a foreign currency hedge on the Company's net investment in Canadian dollar denominated subsidiaries. As a result, the $0.5 million after-tax gain on these swaps ($0.8 million pre-tax) remains a component of accumulated other comprehensive income within total shareowners' equity on the accompanying balance sheet.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareowners of the Registrant was held on May 25, 2001.

(b) At the annual meeting of shareowners of the Registrant held on May 25, 2001, action was taken with respect to the election of two directors of the
Registrant: 16,864,012 shares were voted for Daniel Boggan Jr. while authority was withheld with respect to 3,397,291 shares; 20,173,823 shares were voted for Michael E. Murphy while authority was withheld with respect to 87,480 shares. Other directors whose term of office continued after the meeting include: Steven
J. Douglass, Ken C. Hicks, Howard R. Fricke, Mylle B. Mangum, Robert L. Stark and Irwin Zazulia.

(c) Shareowners ratified the appointment of Arthur Andersen LLP as independent auditors (19,947,397 votes in favor, 299,999 votes against and 13,907 votes abstained).

(d) Shareowners approved the performance goals for the Payless ShoeSource, Inc. Executive Incentive Compensation Plan (19,473,664 votes in favor, 675,394 votes against and 112,245 votes abstained).

(e) Shareowners approved the amendment of the Payless ShoeSource, Inc. 401(k) Mirror Plan (19,939,592 votes in favor, 161,287 votes against and 160,424 votes abstained).

ITEM 5 -- OTHER INFORMATION

None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                NUMBER                 DESCRIPTION
                ------                 ------------

                 11.1      Computation of Net Earnings Per Share*



    * Filed herewith

(b) Reports on Form 8-K

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      PAYLESS SHOESOURCE, INC.


Date: 6/15/01                         By: /s/ Steven J. Douglass
                                         -----------------------
                                              Steven J. Douglass

                                      Chairman of the Board and
                                      Chief Executive Officer



Date: 6/15/01                         By: /s/ Ullrich E. Porzig
                                          ---------------------
                                              Ullrich E. Porzig

                                      Senior Vice President
                                      Chief Financial Officer
                                      and Treasurer