Form 10-Q
period 2001-08-04
PAYLESS SHOESOURCE INC /DE/
filed 2001-09-18
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended August 4, 2001


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

                                                   YES  X     NO
                                                       ----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common Stock, $.01 par value
                    22,261,579 shares as of September 7, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET


         (Dollars in millions)
                                                              AUGUST 4,           JULY 29,              FEB. 3,
         ASSETS                                                 2001                2000                 2001
         ------                                              (UNAUDITED)         (UNAUDITED)           (AUDITED)
                                                             -----------         -----------           ---------
         Current Assets:
              Cash and cash equivalents                       $     51.3          $     13.5          $     10.4
              Merchandise inventories                              382.2               364.0               355.6
              Current deferred income taxes                         15.9                 8.3                14.9
              Other current assets                                  61.6                49.4                53.8
                                                              ----------          ----------          ----------
                 Total current assets                              511.0               435.2               434.7

         Property and Equipment:
              Land                                                   8.0                 7.2                 7.4
              Buildings and leasehold improvements                 795.9               746.6               782.4
              Furniture, fixtures and equipment                    370.2               322.7               343.0
              Property under capital leases                          7.3                 7.3                 7.3
                                                              ----------          ----------          ----------
                 Total property and equipment                    1,181.4             1,083.8             1,140.1
              Accumulated depreciation
                 and amortization                                 (659.9)             (588.6)             (621.4)
                                                              ----------          ----------          ----------
                 Property and equipment, net                       521.5               495.2               518.7

         Deferred income taxes                                      32.1                36.9                27.1
         Other assets                                               19.0                 9.8                22.3
                                                              ----------          ----------          ----------

                 Total Assets                                 $  1,083.6          $    977.1          $  1,002.8
                                                              ==========          ==========          ==========

         LIABILITIES AND SHAREOWNERS' EQUITY

         Current Liabilities:
              Current maturities of long-term debt            $     45.3          $      0.8          $     16.4
              Accounts payable and accrued expenses                206.9               231.0               212.3
                                                              ----------          ----------          ----------
                 Total current liabilities                         252.2               231.8               228.7

         Long-term debt                                            278.5               323.7               309.2
         Other liabilities                                          63.6                47.9                53.1
         Minority Interest                                           4.6                --                   1.4

         Total shareowners' equity                                 484.7               373.7               410.4
                                                              ----------          ----------          ----------

                 Total Liabilities and Shareowners' Equity    $  1,083.6               977.1          $  1,002.8
                                                              ==========          ==========          ==========

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)


         (Dollars and shares in millions, except per share)
                                                                         13 WEEKS ENDED                   26 WEEKS ENDED
                                                                         --------------                   --------------
                                                                 AUGUST 4, 2001    JULY 29, 2000    AUGUST 4, 2001  JULY 29, 2000
                                                                 --------------    -------------    --------------  -------------
Net retail sales                                                    $   806.0        $   816.9        $  1,574.3     $  1,525.4

Cost of sales                                                           547.9            545.3           1,072.8        1,027.1

Selling, general, and administrative expenses                           192.0            183.7             379.6          353.2

Non-recurring item                                                         --               --                --            8.0
                                                                    ---------        ---------        ----------     ----------

Operating profit                                                         66.1             87.9             121.9          137.1

Interest expense, net                                                     7.2              8.0              15.2            9.6
                                                                    ---------        ---------        ----------     ----------
Earnings before income taxes, minority interest,
     and extraordinary loss                                              58.9             79.9             106.7          127.5

Provision for income taxes                                               22.6             31.1              40.9           49.6
                                                                    ---------        ---------        ----------     ----------

Earnings before minority interest and                                    36.3             48.8              65.8           77.9
extraordinary loss

Minority interest                                                         0.1               --               0.3             --
                                                                    ---------        ---------        ----------     ----------

Earnings before extraordinary loss                                       36.4             48.8              66.1           77.9

Extraordinary loss related to early extinguishment of debt,
     net of income taxes                                                   --               --                --            3.6
                                                                    ---------        ---------        ----------     ----------

Net Earnings                                                        $    36.4        $    48.8        $     66.1     $     74.3
                                                                    =========        =========        ==========     ==========


Diluted Earnings per Share:
 Net earnings before extraordinary loss                                  1.60             2.16              2.90           3.04
 Extraordinary Loss                                                        --               --                --           0.14
                                                                    ---------        ---------        ----------     ----------

Diluted Earnings per Share                                          $    1.60        $    2.16        $     2.90     $     2.90
                                                                    =========        =========        ==========     ==========

Basic Earnings per Share:
 Net earnings before extraordinary loss                                  1.64             2.19              2.98           3.07
 Extraordinary Loss                                                        --               --                --           0.14
                                                                    ---------        ---------        ----------     ----------
Basic Earnings per Share                                            $    1.64        $    2.19        $     2.98     $     2.93
                                                                    =========        =========        ==========     ==========

Diluted Weighted Average Shares Outstanding                              22.8             22.6              22.8           25.6
                                                                    =========        =========        ==========     ==========

Basic Weighted Average Shares Outstanding                                22.3             22.3              22.2           25.4
                                                                    =========        =========        ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


    (Dollars in millions)
                                                                         26 WEEKS ENDED
                                                                         --------------
                                                             AUGUST 4, 2001           JULY 29, 2000
                                                             --------------           -------------
Operating Activities:
   Net earnings                                                   $  66.1                $   74.3
   Adjustments for noncash items
   Included in net earnings:
       Extraordinary loss related to early
          extinguishment of debt                                     --                       3.6
       Depreciation and amortization                                 51.0                    49.9
       Amortization of unearned
          restricted stock                                            2.8                     1.6
       Deferred income taxes                                         (5.9)                   (4.9)
Changes in working capital:
   Merchandise inventories                                          (26.6)                  (14.3)
   Other current assets                                              (7.8)                   (5.8)
   Accounts payable and accrued expenses                             (5.4)                   29.2
Other assets and liabilities, net                                     7.2                    (1.2)
                                                                  -------                --------

Total Operating Activities                                           81.4                   132.4
                                                                  -------                --------

Investing Activities:
   Capital expenditures                                             (58.7)                  (63.7)
   Disposition of property and equipment                              4.8                     1.6
                                                                  -------                --------

Total Investing Activities                                          (53.9)                  (62.1)
                                                                  -------                --------

Financing Activities:
   Issuance of long-term debt                                        --                     400.0
   Repayment of long-term debt                                       (1.7)                 (207.0)
   Payment of debt issuance costs                                    --                      (8.9)
   Net issuances (purchases) of common stock                         12.0                  (405.1)
   Other investing activities                                         3.1                    --
                                                                  -------                --------

Total Financing Activities                                           13.4                  (221.0)
                                                                  -------                --------

Increase (Decrease) in Cash and Cash Equivalents                     40.9                  (150.7)
Cash and Cash Equivalents, Beginning of Year                         10.4                   164.2
                                                                  -------                --------
Cash and Cash Equivalents, End of Period                          $  51.3                $   13.5
                                                                  =======                ========

Cash paid during the period:
   Interest                                                       $  16.7                $   13.2
   Income Taxes                                                      27.8                    45.3


            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 20-25) in the Company's 2000 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the three-month period and six-month period ended August 4, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

NOTE 2. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market.

NOTE 3. REVOLVING CREDIT LINE. As of August 4, 2001, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by an $11.4 million outstanding letter of credit.

NOTE 4. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In order to mitigate the Company's exposure to fluctuations in interest rates, the Company has entered into a series of interest rate swap agreements whereby the Company will receive interest at the three-month LIBOR rate on a $240.0 million notional amount and pay a weighted average rate of 6.9%.

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

The Company's interest rate swap agreements are recorded in the consolidated balance sheet at August 4, 2001 as a liability measured at fair value. In connection with the adoption of SFAS No. 133, the Company recorded an after-tax loss of $4.7 million ($7.7 million pre-tax) to other comprehensive income as a cumulative effect of change in accounting principle during the first quarter of 2001.

Changes in the fair value of interest rate swap agreements designated as cash flow hedging instruments are reported in accumulated other comprehensive income. During the three months ended August 4, 2001, the Company recorded an after-tax loss of $1.2 million ($1.8 million pre-tax) to other comprehensive income representing the decline in fair value of its interest rate swap agreements. At August 4, 2001, the Company had a cumulative after-tax loss of $5.8 million ($9.3 million pre-tax) included in other accumulated comprehensive income related to cash flow hedging instruments. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate debt obligations affects earnings. During the three months ended August 4, 2001, $0.9 million of after-tax losses ($1.5 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense. For the year to end February 2, 2002, approximately $3.5 million of after-tax losses ($5.7 million pre-tax) in accumulated other comprehensive income related to interest rate swap agreements are expected to be reclassified into interest expense as a yield adjustment on the Company's variable-rate long-term debt.

NOTE 5. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:


  (Dollars in millions)
                                                                            13 WEEKS ENDED                   26 WEEKS ENDED
                                                                            --------------                   --------------
                                                                    AUGUST 4, 2001   JULY 29, 2000   AUGUST 4, 2001  JULY 29, 2000
                                                                    --------------   -------------   --------------  -------------
  Net Income                                                             $ 36.4          $ 48.8          $ 66.1         $ 74.3

  Other Comprehensive Loss:

       After-tax cumulative effect of a change in accounting for             --              --            (4.7)            --
       derivatives
       Change in fair value of derivatives                                 (1.2)             --            (2.0)            --
       Derivative losses reclassified into interest expense                 0.9              --             0.9             --
       Foreign currency translation adjustments                             0.7              --            (0.6)            --
                                                                         ------          ------          ------         ------
          Total other comprehensive loss                                    0.4              --            (6.4)            --

   Total Comprehensive Income                                              36.8            48.8            59.7           74.3
                                                                         ======          ======          ======         ======

NOTE 6. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

NOTE 7. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended August 4, 2001 (2001) and July 29, 2000 (2000). This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

NET EARNINGS

Net earnings totaled $36.4 million in the second quarter of 2001 compared with $48.8 million in the second quarter of 2000. For the first six months of 2001 net earnings were $66.1 million, compared with $74.3 million in the 2000 period. Excluding the non-recurring item and extraordinary loss, net income for the first six months of 2000 would have been $82.8 million.

The following table presents the components of costs and expenses, as a percent of revenues, for the second quarter of 2001 and 2000.


                                                                  SECOND QUARTER           FIRST SIX MONTHS
                                                                  --------------           ----------------
                                                               2001          2000         2001          2000
                                                               ----          ----         ----          ----
          Cost of sales                                         68.0%         66.8%        68.1%         67.3%

          Selling, general, and administrative expense          23.8          22.5         24.1          23.2

          Non-recurring item                                      --            --           --           0.5
                                                               -----         -----       ------         -----

          Operating profit                                       8.2          10.8          7.7           9.0

          Interest expense, net                                  0.9           1.0          1.0           0.6
                                                               -----         -----       ------         -----

          Earnings before income taxes, minority interest,
             and extraordinary loss                              7.3           9.8          6.8           8.4

          Effective income tax rate*                            38.4%         38.9%        38.4%         38.9%
                                                               -----         -----       ------         -----

         Earnings before minority interest and
             extraordinary loss                                  4.5           6.0          4.2           5.1

          Minority interest                                       --            --           --            --
                                                               -----         -----       ------         -----

          Earnings before extraordinary loss                     4.5           6.0          4.2           5.1

          Extraordinary loss, net of income tax                   --            --           --           0.2
                                                               -----         -----       ------         -----

          Net Earnings                                           4.5%          6.0%         4.2%          4.9%
                                                               =====         =====       ======         =====
          * Percent of pre-tax earnings

NET RETAIL SALES

Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the second quarter of 2001 total sales decreased 1.3% over the second quarter of 2000, consisting of a 3.7% decrease in unit volume and a 2.5% increase in average selling prices. For the first six months of 2001 total sales increased 3.2% over the same period in 2000, consisting of a 1.4% decrease in unit volume and a 4.7% increase in average selling prices. Sales percent increases (decreases) are as follows:


                                                          SECOND QUARTER                   FIRST SIX MONTHS
                                                          --------------                   ----------------
                                                       2001           2000               2001             2000
                                                       ----           ----               ----             ----
                    Net Retail Sales                  (1.3)%          6.4%               3.2%             4.7%
                    Same-Store Sales                  (4.1)%          2.8%              (0.1)%            1.8%

COST OF SALES

Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $547.9 million in the 2001 second quarter, up 0.5% from $545.3 million in the 2000 second quarter. For the first six months of 2001, cost of sales was $1,072.8, a 4.4% increase from $1,027.1 million in the 2000 period.

As a percentage of net retail sales, cost of sales was 68.0% in the second quarter of 2001, compared with 66.8% in the second quarter of 2000. The increase in cost of sales as a percentage of net retail sales during the second quarter of 2001 is due to higher occupancy costs including utilities, increased markdowns and negative leverage of buying and occupancy costs as a result of a decline in same-store sales. For the first six months of 2001, as a percentage of net retail sales, cost of sales was 68.1%, compared with 67.3% in the 2000 period. The increase in cost of sales as a percentage of net retail sales for the first six months of 2001 is due to an increase in markdowns and higher occupancy costs including utilities.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $192.0 million in the second quarter of 2001, up 4.5% from $183.7 million in the second quarter of 2000. For the first six months of 2001, selling, general and administrative expenses were $379.6, compared with $353.2 million in the 2000 period, a 7.5% increase.

As a percentage of net retail sales, selling, general and administrative expenses were 23.8% during the second quarter of 2001 compared with 22.5% in the second quarter of 2000. The increase, as a percentage of net retail sales, during the second quarter of 2001 was primarily attributed to increases in payroll costs. For the first six months of 2001, selling, general and administrative expenses as a percentage of net retail sales were 24.1% in 2001, compared with 23.2 % in 2000. The increase, as a percentage of net retail sales, during the first six months of 2001 was primarily attributed to increases in payroll costs.

INTEREST EXPENSE, NET

Interest expense decreased to $7.2 million in the second quarter of 2001 from $8.0 million in the second quarter of 2000. The decrease is the result of a lower average outstanding indebtedness and lower interest rates. For the first six months of 2001, interest expense increased to $15.2 million in 2001 from $9.6 million in the same period in 2000. The increase in the first six months of 2001 is the result of additional long-term debt issued during 2000 and short-term borrowings in the first quarter of 2001 under the revolving line of credit.

EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate declined to 38.4% in the second quarter of 2001 from 38.9% in the second quarter of 2000. The decrease reflects benefits related to the previously implemented tax planning strategies.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash flow from operations during the six months ended August 4, 2001 was $81.4 million. This figure represented 5.2% of net retail sales in the first six months of 2001 compared with 8.7 % in the first six months of 2000. The reduction in cash flow in the first six months of 2001 was due to the decrease in net earnings, an increase in inventory as a result of second quarter 2001 sales results below expectations, and a decrease in accounts payable and accrued expenses due to the timing of inventory receipts and fewer new store and store remodeling projects in process. Internally generated funds are expected to continue to be the most important component of the Company's capital resources; however, the Company may from time to time draw on its revolving credit line to fund seasonal cash flow needs.

CAPITAL EXPENDITURES

Capital expenditures during the first six months of 2001 totaled $58.7 million with an additional $41.3 million estimated to be incurred in the remainder of fiscal year 2001. Included in the 2001 capital expenditures is $8.1 million related to the Company's expansion into Central America and the Caribbean, of which the Company's joint venture partner has funded $3.2 million. The Company anticipates that cash flow from operations, the revolving credit line, and its joint venture partner will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES

As of August 4, 2001, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by an $11.4 million outstanding letter of credit.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:


                                                  AUGUST 4,       JULY 29,        FEB. 3,
                                                    2001            2000           2001
                                                    ----            ----           ----
                  Current Ratio                     2.0              1.9            2.0
                  Debt-Capitalization Ratio*       40.2%            46.5%          44.2%
                  Fixed Charge Coverage**           2.7x             3.4x           3.1x

* Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 71.0%, 75.8% and 74.1% respectively, for the periods referred to above. The decrease in the debt to capitalization ratio at August 4, 2001 is the result of the increase in the Company's shareowners' equity, primarily from the Company's net earnings.

** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. The decrease in the fixed charge coverage ratio at August 4, 2001 is primarily the result of the increase in interest expense resulting from the additional debt issued in April 2000 and the reduction in net earnings during the first six months of 2001.

STORE ACTIVITY

At the end of the second quarter of 2001, the Company operated 4,918 stores offering quality family footwear and accessories in 50 states, Canada, the Dominican Republic, El Salvador, Costa Rica, Guatemala, Guam, Saipan, Puerto Rico, and the U.S. Virgin Islands. The following table presents the change in store count for the second quarter of 2001 and 2000.


                                                                        SECOND QUARTER    FIRST SIX MONTHS
                                                                        --------------    ----------------
                                                                         2001     2000     2001     2000
                                                                         ----     ----     ----     ----
                    Beginning of quarter                                4,908    4,709    4,912    4,712

                    Stores opened                                          48      257      117      321
                    Stores closed                                         (38)     (98)    (111)    (165)
                                                                        -----    -----    ------   -----

                    Ending store count                                  4,918    4,868    4,918    4,868
                                                                        =====    =====    =====    =====

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which registrant or any of its subsidiaries is a party or of which any of their property is the subject.

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


                                         PAYLESS SHOESOURCE, INC.


Date: September 17, 2001                 By:   /s/ Steven J. Douglass
                                            ------------------------------------
                                                   Steven J. Douglass
                                                   Chairman of the Board and
                                                   Chief Executive Officer








Date: September 17, 2001                 By:   /s/ Ullrich E. Porzig
                                            ------------------------------------
                                                   Ullrich E. Porzig
                                                   Senior Vice President