Form 10-Q
period 2001-11-03
PAYLESS SHOESOURCE INC /DE/
filed 2001-12-14
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended November 3, 2001


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

                          Common Stock, $.01 par value
                    22,225,329 shares as of November 30, 2001

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET



       (Dollars in millions)
                                                         NOVEMBER 3,       OCTOBER 28,      FEBRUARY 3,
ASSETS                                                      2001              2000              2001
------                                                   (UNAUDITED)       (UNAUDITED)       (AUDITED)
                                                         -----------       -----------       ---------
Current Assets:
     Cash and cash equivalents                             $   52.7         $   18.2         $   10.4
     Merchandise inventories                                  387.3            356.5            355.6
     Current deferred income taxes                             21.0             12.1             14.9
     Other current assets                                      61.5             57.8             53.8
                                                           --------         --------         --------
        Total current assets                                  522.5            444.6            434.7

Property and Equipment:
     Land                                                       9.3              7.4              7.4
     Buildings and leasehold improvements                     802.6            766.3            782.4
     Furniture, fixtures and equipment                        384.7            325.5            343.0
     Property under capital leases                              7.3              7.3              7.3
                                                           --------         --------         --------
        Total property and equipment                        1,203.9          1,106.5          1,140.1
     Accumulated depreciation
        and amortization                                     (679.1)          (604.2)          (621.4)
                                                           --------         --------         --------
        Property and equipment, net                           524.8            502.3            518.7

Deferred income taxes                                          23.7             29.3             27.1
Other assets                                                   17.0              9.0             22.3
                                                           --------         --------         --------

        Total Assets                                       $1,088.0         $  985.2         $1,002.8
                                                           ========         ========         ========


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current Liabilities:
     Current maturities of long-term debt                  $   58.7         $    5.3         $   16.4
     Accounts payable and accrued expenses                    206.1            222.2            212.3
                                                           --------         --------         --------
        Total current liabilities                             264.8            227.5            228.7

Long-term debt                                                260.5            319.0            309.2
Other liabilities                                              60.9             48.3             53.1
Minority Interest                                               7.4              1.0              1.4

Total shareowners' equity                                     494.4            389.4            410.4
                                                           --------         --------         --------

        Total Liabilities and Shareowners' Equity          $1,088.0         $  985.2         $1,002.8
                                                           ========         ========         ========


            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)



 (Dollars and shares in millions, except per share)               13 WEEKS ENDED                           39 WEEKS ENDED
                                                       -----------------------------------      ------------------------------------
                                                       NOVEMBER 3, 2001   OCTOBER 28, 2000      NOVEMBER 3, 2001    OCTOBER 28, 2000
                                                       ----------------   ----------------      ----------------    ----------------
Net retail sales                                           $   697.1           $   723.0           $ 2,271.4             $ 2,248.4

Cost of sales                                                  498.6               489.8             1,571.4               1,517.0

Selling, general, and administrative expenses                  170.5               172.5               550.1                 525.7

Non-recurring item                                                --                  --                  --                   8.0
                                                           ---------           ---------           ---------             ---------

Operating profit                                                28.0                60.7               149.9                 197.7

Interest expense, net                                            6.7                 7.7                22.0                  17.3
                                                           ---------           ---------           ---------             ---------

Earnings before income taxes, minority
   interest, and extraordinary loss                             21.3                53.0               127.9                 180.4

Provision for income taxes                                       8.2                20.6                49.1                  70.2
                                                           ---------           ---------           ---------             ---------

Earnings before minority interest and
   extraordinary loss                                           13.1                32.4                78.8                 110.2

Minority interest                                                0.2                  --                 0.6                    --
                                                           ---------           ---------           ---------             ---------

Earnings before extraordinary loss                              13.3                32.4                79.4                 110.2

Extraordinary loss related to early
   extinguishment of debt, net of income taxes                    --                  --                  --                   3.6
                                                           ---------           ---------           ---------             ---------

Net Earnings                                               $    13.3           $    32.4           $    79.4             $   106.6
                                                           =========           =========           =========             =========

Diluted Earnings per Share:

 Net earnings before extraordinary loss                         0.59                1.44                3.50                  4.49
 Extraordinary Loss                                               --                  --                  --                  0.15
                                                           ---------           ---------           ---------             ---------
Diluted Earnings per Share                                 $    0.59           $    1.44           $    3.50             $    4.34
                                                           =========           =========           =========             =========

Basic Earnings per Share:
 Net earnings before extraordinary loss                         0.60                1.46                3.57                  4.54
 Extraordinary Loss                                               --                  --                  --                  0.15
                                                           ---------           ---------           ---------             ---------

Basic Earnings per Share                                   $    0.60           $    1.46           $    3.57             $    4.39
                                                           =========           =========           =========             =========

Diluted Weighted Average Shares Outstanding                     22.6                22.5                22.7                  24.6
                                                           =========           =========           =========             =========

Basic Weighted Average Shares Outstanding                       22.2                22.1                22.2                  24.3
                                                           =========           =========           =========             =========

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in millions)
                                                                    39 WEEKS ENDED
                                                         -----------------------------------
                                                         NOVEMBER 3, 2001   OCTOBER 28, 2000
                                                         ----------------   ----------------
Operating Activities:
   Net earnings                                              $ 79.4              $106.6
   Adjustments for noncash items
   Included in net earnings:
       Extraordinary loss related to early
          extinguishment of debt                                 --                 3.6
       Depreciation and amortization                           76.8                75.4
       Amortization of unearned
          restricted stock                                      3.5                 2.2
       Deferred income taxes                                   (2.7)               (1.1)
Changes in working capital:
   Merchandise inventories                                    (31.7)               (6.8)
   Other current assets                                        (7.7)              (14.2)
   Accounts payable and accrued expenses                       (6.2)               20.4
Other assets and liabilities, net                               2.8                (0.9)
                                                             ------              ------

Total Operating Activities                                    114.2               185.2
                                                             ------              ------

Investing Activities:
   Capital expenditures                                       (92.5)              (99.6)
   Disposition of property and equipment                        9.6                 4.8
                                                             ------              ------

Total Investing Activities                                    (82.9)              (94.8)
                                                             ------              ------

Financing Activities:
   Issuance of long-term debt                                    --               400.0
   Repayment of long-term debt                                 (6.4)             (207.2)
   Payment of debt issuance costs                                --                (8.9)
   Net issuances (purchases) of common stock                   11.5              (421.3)
   Other investing activities                                   5.9                 1.0
                                                             ------              ------

Total Financing Activities                                     11.0              (236.4)
                                                             ------              ------

Increase (Decrease) in Cash and Cash Equivalents               42.3              (146.0)
Cash and Cash Equivalents, Beginning of Year                   10.4               164.2
                                                             ------              ------
Cash and Cash Equivalents, End of Period                     $ 52.7              $ 18.2
                                                             ======              ======

Cash paid during the period:
   Interest                                                  $ 24.3              $ 21.6
   Income Taxes                                                41.7                56.2

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 20-25) in the Company's 2000 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the three-month period and nine-month period ended November 3, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending February 2, 2002.

NOTE 2. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market.

NOTE 3. REVOLVING CREDIT LINE. As of November 3, 2001, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by a $14.3 million outstanding letter of credit.

NOTE 4. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In order to mitigate the Company's exposure to fluctuations in interest rates, the Company has entered into a series of interest rate swap agreements whereby the Company will receive interest at the three-month LIBOR rate on a $240.0 million notional amount and pay a weighted average rate of 6.9%.

Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company's interest rate swap agreements have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. As the critical terms of the Company's interest rate swap agreements match those of the related hedged obligations, the Company has concluded that there is no ineffectiveness in its hedges, and as a result, the adoption of SFAS No. 133 has no impact on net earnings.

In connection with the adoption of SFAS No. 133, the Company recorded an after-tax loss of $4.7 million ($7.7 million pre-tax) to other comprehensive income as a cumulative effect of change in accounting principle during the first quarter of 2001.

Changes in the fair value of interest rate swap agreements designated as cash flow hedging instruments are reported in accumulated other comprehensive income. During the three months ended November 3, 2001, the Company recorded an after-tax loss of $3.0 million ($4.8 million pre-tax) to other comprehensive income representing the decline in fair value of its interest rate swap agreements. At November 3, 2001, the Company had a cumulative after-tax loss of $7.5 million ($12.1 million pre-tax) included in other accumulated comprehensive income related to cash flow hedging instruments. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate debt obligations affects earnings. During the three months ended November 3, 2001, $1.2 million of after-tax losses ($2.0 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense. For the year to end February 2, 2002, approximately $4.4 million of after-tax losses ($7.1 million pre-tax) in accumulated other comprehensive income related to interest rate swap agreements are expected to be reclassified into interest expense as a yield adjustment on the Company's variable-rate long-term debt.

NOTE 5. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

    (Dollars in millions)
                                                                          13 WEEKS ENDED                 39 WEEKS ENDED
                                                                     -------------------------     --------------------------
                                                                     NOVEMBER 3,   OCTOBER 28,     NOVEMBER 3,    OCTOBER 28,
                                                                       2001           2000            2001           2000
                                                                       ----           ----            ----           ----
  Net Income                                                           $ 13.3         $ 32.4         $ 79.4         $106.6

  Other Comprehensive Loss:

       After-tax  cumulative  effect of a change in accounting
         for derivatives                                                   --             --           (4.7)            --
       Change in fair value of derivatives                               (3.0)            --           (5.0)            --
       Derivative losses reclassified into interest expense               1.2             --            2.9             --
       Foreign currency translation adjustments                          (2.2)          (1.0)          (2.8)          (1.9)
                                                                       ------         ------         ------         ------
          Total other comprehensive loss                                 (4.0)          (1.0)          (9.6)          (1.9)
                                                                       ------         ------         ------         ------
   Total Comprehensive Income                                             9.3           31.4           69.8          104.7
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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended November 3, 2001 (2001) and October 28, 2000
(2000). This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

NET EARNINGS

Net earnings totaled $13.3 million in the third quarter of 2001 compared with $32.4 million in the third quarter of 2000. For the first nine months of 2001 net earnings were $79.4 million, compared with $106.6 million in the 2000 period. Excluding the non-recurring item and extraordinary loss, net income for the first nine months of 2000 would have been $115.1 million.

The following table presents the components of costs and expenses, as a percent of revenues, for the third quarter of 2001 and 2000.

                                                        THIRD QUARTER              FIRST NINE MONTHS
                                                      ------------------          ------------------
                                                      2001          2000          2001          2000
                                                      ----          ----          ----          ----
 Cost of sales                                        71.5%         67.8%         69.2%         67.5%

 Selling, general, and administrative expense         24.5          23.9          24.2          23.4


 Non-recurring item                                     --            --            --           0.4
                                                      ----          ----          ----          ----
 Operating profit                                      4.0           8.3           6.6           8.7

 Interest expense, net                                 0.9           1.0           1.0           0.7
                                                      ----          ----          ----          ----

 Earnings before income taxes, minority
    interest, and extraordinary loss                   3.1           7.3           5.6           8.0

 Effective income tax rate*                           38.4%         38.9%         38.4%         38.9%
                                                      ----          ----          ----          ----


Earnings before minority interest and
    extraordinary loss                                 1.9           4.5           3.5           4.9

 Minority interest                                      --            --            --            --
                                                      ----          ----          ----          ----
 Earnings before extraordinary loss                    1.9           4.5           3.5           4.9

 Extraordinary loss, net of income tax                  --            --            --           0.2
                                                      ----          ----          ----          ----
 Net Earnings                                          1.9%          4.5%          3.5%          4.7%
                                                      ====          ====          ====          ====

 * Percent of pre-tax earnings

NET RETAIL SALES

Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the third quarter of 2001 total sales decreased 3.6% over the third quarter of 2000, consisting of a 5.2% decrease in unit volume and a 1.7% increase in average selling prices. For the first nine months of 2001 total sales increased 1.0% over the same period in 2000, consisting of a 2.6% decrease in unit volume and a 3.7% increase in average selling prices. Sales percent increases (decreases) are as follows:

                                                          THIRD QUARTER                    FIRST NINE MONTHS
                                                       -------------------               ---------------------
                                                       2001           2000               2001             2000
                                                       ----           ----               ----             ----
                    Net Retail Sales                  (3.6)%          8.0%               1.0%             5.7%
                    Same-Store Sales                  (6.3)%          4.1%              (2.1)%            2.6%

COST OF SALES

Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $498.6 million in the 2001 third quarter, up 1.8% from $489.8 million in the 2000 third quarter. For the first nine months of 2001, cost of sales was $1,571.4, a 3.6% increase from $1,517.0 million in the 2000 period.

As a percentage of net retail sales, cost of sales was 71.5% in the third quarter of 2001, compared with 67.8% in the third quarter of 2000. The increase in cost of sales as a percentage of net retail sales during the third quarter of 2001 is due to increased markdowns and the related write-down of $16 million, pre-tax, in aged inventory and negative leverage of buying and occupancy costs as a result of a decline in same-store sales. For the first nine months of 2001, as a percentage of net retail sales, cost of sales was 69.2%, compared with 67.5% in the 2000 period. The increase in cost of sales as a percentage of net retail sales for the first nine months of 2001 is due to an increase in markdowns and the related write-down of $16 million, pre-tax, in aged inventory; higher occupancy costs including utilities, particularly in the first half of the year; and negative leverage of buying and occupancy costs as a result of a decline in same-store sales. The Company anticipates negative mid-single digit same-store sales for the remainder of the year. This will create continued pressure on cost of sales as a percentage of sales due to negative leverage of buying and occupancy costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $170.5 million in the third quarter of 2001, down 1.2% from $172.5 million in the third quarter of 2000. For the first nine months of 2001, selling, general and administrative expenses were $550.1, compared with $525.7 million in the 2000 period, a 4.6% increase.

As a percentage of net retail sales, selling, general and administrative expenses were 24.5% during the third quarter of 2001 compared with 23.9% in the third quarter of 2000. The increase, as a percentage of net retail sales, during the third quarter of 2001 was primarily attributed to decreased leverage due to decreased sales. For the first nine months of 2001, selling, general and administrative expenses as a percentage of net retail sales were 24.2% in 2001, compared with 23.4% in 2000. The increase, as a percentage of net retail sales, during the first nine months of 2001 was primarily attributed to increases in store payroll wage rates exceeding the increase in sales.

INTEREST EXPENSE, NET

Interest expense decreased to $6.7 million in the third quarter of 2001 from $7.7 million in the third quarter of 2000. The decrease is the result of lower interest rates. For the first nine months of 2001, interest expense increased to $22.0 million in 2001 from $17.3 million in the same period in 2000. The increase in the first nine months of 2001 is the result of additional long-term debt issued during the first quarter of 2000 and short-term borrowings in the first quarter of 2001 under the revolving line of credit partially offset by lower interest rates.

EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate declined to 38.4% in the third quarter of 2001 from 38.9% in the third quarter of 2000. The decrease reflects benefits related to the previously implemented tax planning strategies.

RESTRUCTURING ACTIONS

On November 13, 2001, the Company announced a restructuring of its senior management team. The action is an important step in the Company's plan to improve the alignment among key business functions, accelerate decision-making, and reduce operating expenses. As part of the restructuring and alignment plan, the Company intends to centralize all domestic retail operations functions in Topeka, Kansas. Four division offices in Atlanta, Baltimore, Chicago, and Dallas will be closed by February 3, 2002, when the transition is complete. As a result of these actions, approximately 81 positions, including nine senior management positions, have been eliminated to date, reducing the Company's administrative expenses by $10 million annually.

The Company is continuing its restructuring studies and anticipates making further reductions of its operating expenses. The Company estimates it will take an $18 to $20 million charge against earnings in the fourth quarter as part of this effort.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash flow from operations during the nine months ended November 3, 2001 was $114.2 million. This figure represented 5.0% of net sales in the first nine months of 2001 compared with 8.2% in the first nine months of 2000. The reduction in cash flow in the first nine months of 2001 was due to the decrease in net earnings, an increase in inventory as a result of third quarter 2001 sales results below expectations, and a decrease in accounts payable and accrued expenses due to the timing of inventory receipts and fewer new store and store remodeling projects in process. Internally generated funds and continued investment from the Company's joint venture partners are expected to continue to be the most important component of the Company's capital resources; however, the Company may from time to time draw on its revolving credit line to fund seasonal cash flow needs.

CAPITAL EXPENDITURES

Capital expenditures during the first nine months of 2001 totaled $92.5 million. The Company expects total capital expenditures during fiscal 2001 to be in the range of $100 to $105 million, which is net of a $5 million investment in the Company's Central American operations by its joint venture partners. The Company anticipates that cash flow from operations, the revolving credit line, and its joint venture partners will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES

As of November 3, 2001, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by a $14.3 million outstanding letter of credit.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

                                                NOVEMBER 3,       OCTOBER 28,    FEBRUARY 3,
                                                   2001             2000           2001
                                                   ----             ----           ----
                  Current Ratio                     2.0              2.0            2.0
                  Debt-Capitalization Ratio*       39.2%            45.4%          44.2%
                  Fixed Charge Coverage**           2.4x            3.2x           3.0x


* Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 70.1%, 75.1% and 74.1% respectively, for the periods referred to above. The decrease in the debt to capitalization ratio at November 3, 2001 is the result of the increase in the Company's shareowners' equity, primarily from the Company's net earnings.

** Fixed charge coverage, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. The decrease in the fixed charge coverage ratio at November 3, 2001 is primarily the result of the increase in interest expense resulting from the additional debt issued in April 2000 and the reduction in net earnings during the first nine months of 2001.

STORE ACTIVITY

At the end of the third quarter of 2001, the Company operated 4,964 stores offering quality family footwear and accessories in 50 states, Canada, Costa Rica, the Dominican Republic, El Salvador, Guam, Guatemala, Puerto Rico, Saipan, Trinidad & Tobago, and the U.S. Virgin Islands. The following table presents the change in store count for the third quarter of 2001 and 2000.

                                             THIRD QUARTER                  FIRST NINE MONTHS
                                         ----------------------          ----------------------
                                          2001            2000            2001            2000
                                         ------          ------          ------          ------
            Beginning of quarter          4,918           4,868           4,912           4,712
            Stores opened                    96              97             213             418
            Stores closed                   (50)            (75)           (161)           (240)
                                         ------          ------          ------          ------

            Ending store count            4,964           4,890           4,964           4,890
                                         ======          ======          ======          ======

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

FORWARD-LOOKING STATEMENTS

This report contains, and from time to time the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings and international expansion, possible strategic alternatives and new business concepts and similar matters. Statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forward-looking statements. The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries; changes in relationships between Canada and foreign countries; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company operates stores; changes in trade and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to hire, train and retain associates; general economic, business and social conditions in the countries from which the Company sources products, supplies or has or intends to open stores; the performance of our partners in joint ventures; the ability to comply with local laws in foreign countries; and threats or acts of terrorism. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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


                                                      PAYLESS SHOESOURCE, INC.


          Date: 12/14/01                     By: /s/ Steven J. Douglass
                                                 -------------------------------
                                             Steven J. Douglass
                                             Chairman of the Board and
                                             Chief Executive Officer



          Date: 12/14/01                     By: /s/ Ullrich E. Porzig
                                                 -------------------------------
                                             Ullrich E. Porzig
                                             Senior Vice President
                                             Chief Financial Officer
                                             and Treasurer