Form 10-K
period 2002-02-02
PAYLESS SHOESOURCE INC /DE/
filed 2002-04-16
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark one)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended February 2, 2002
                                       OR
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to ___________
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of Registrant's Common Stock held by non-affiliates based on the closing price of $62.31 on April 10, 2002, was $1,391,613,657. For purposes of this disclosure, the Registrant has assumed that its Directors and Executive Officers are affiliates of the Registrant.

The Registrant had 22,486,190 shares of $.01 par value Common Stock issued and outstanding as of April 10, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Company's Annual Report to Shareowners for the fiscal year ended February 2, 2002, (the "2001 Annual Report") are incorporated into Part II, as described herein.

2. Portions of the Company's 2002 Proxy Statement for the Annual Meeting to be held on May 24, 2002, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

This report contains, and from time to time the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, international expansion, possible strategic alternatives, new business concepts, fashion trends and similar matters. Statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forward-looking statements. The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries, economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company operates stores; changes in trade and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to hire, train and retain associates; general economic, business and social conditions in the countries from which the Company sources products, supplies or has or intends to open stores; the performance of partners in joint ventures; the ability to comply with local laws in foreign countries; and threats or acts of terrorism. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

                            Payless ShoeSource, Inc.
                             Form 10-K Annual Report
                   For the fiscal year ended February 2, 2002


                                     PART I

Item 1.           Business
Item 2.           Properties
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders


                            PART II

Item 5.           Market for Company's Common Equity and Related
                  Shareowner Matters
Item 6.           Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk
Item 8.           Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

                            PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

                  Signatures

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Payless ShoeSource, Inc., a Delaware corporation, together with its subsidiaries, ("Payless," or the "Company") is the largest family footwear retailer in the United States with $2.91 billion in revenue in the fiscal year ended February 2, 2002 ("2001"). The Company sold approximately 215 million pairs of shoes in 2001.

As of February 2, 2002, the Company operated 4,690 Payless ShoeSource(R) stores in 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, Saipan, Canada, Costa Rica, El Salvador, Guatemala, Trinidad and Tobago, and the Dominican Republic. Payless ShoeSource stores feature fashionable, quality footwear for men, women and children, including athletic, casual, dress, sandals, work and fashion boots and slippers.

As of the end of the fiscal year, the Company operated 258 Parade stores in 23 states, the District of Columbia and Puerto Rico. As part of the restructuring discussed further under the Management's Discussion and Analysis in the 2001 Annual Report, incorporated herein by reference, ("MD&A") the Company is in the process of closing approximately 67 Parade stores and exiting certain markets. Parade offers fashionable women's leather and fine fabric footwear and accessories at moderate prices.

At year end, the Company also operated 16 Bundles(sm)/Tootsies stores primarily in the New York City area and 2 Luster(sm) concept stores adjacent to Payless(R) stores (adjacencies do not count as additional stores). Bundles/Tootsies stores feature value-priced specialty products including socks, hosiery, sleepwear and undergarments. The Company also operates one of the world's largest centralized shoe dyeing facilities.

DEVELOPMENTS

EXPANSION

In November 2001, the Company announced a joint venture agreement with South America Local Partners, S.A., a holding company formed principally by South American local partners, to open and operate Payless ShoeSource family footwear stores in South America. These stores will offer a selection of the same footwear and accessories available at other Payless ShoeSource locations. The Company opened its first store in Ecuador on March 8, 2002. The Company currently intends to open stores in Chile and Peru in the first three quarters of fiscal 2002.

The Company is also currently testing various concepts related to its core business including wholesaling shoes and selling its gift cards through other retailers.

STORES

During 2001, the Company had a net increase of 57 Payless ShoeSource stores (161 openings and 104 closings), a net decrease of 11 Parade(sm) stores (14 openings and 25 closings) and a net increase of 6 Bundles stores (8 openings and 2 closings). Year-end 2001 store count was 4,690 Payless ShoeSource stores, 258 Parade stores, and 16 Bundles/Tootsies stores and no Luster stand-alone stores. In addition, there were 2 Bundles and 2 Luster adjacencies (adjacencies do not count as additional stores).

HISTORY

The Company was founded in Topeka, Kansas in 1956 with a strategy of selling low-cost, high-quality family footwear on a self-service basis. In 1962, Volume Distributors, as the Company was known at the time, became a public company. In 1979, the Company (then called Volume Shoe Corporation) was acquired by The May Department Stores Company of St. Louis, Missouri ("May"). The Company changed its name to Payless ShoeSource, Inc. in 1991. On May 4, 1996, Payless became an independent public company incorporated in Missouri as a result of its spin-off from May. In June 1998, Payless was reorganized into a holding company structure with the retail operations centralized in Payless ShoeSource, Inc., a Missouri corporation, the indirect, wholly-owned subsidiary of Payless ShoeSource, Inc., a Delaware corporation. The Company is listed for trading on the New York Stock Exchange under the symbol "PSS."

PAYLESS SHOESOURCE(R) STORES IN THE UNITED STATES AND CANADA

Payless ShoeSource has 4,624 locations in the United States and Canada (including ShopKo(R) locations), of which 678 incorporate a "Payless
Kids(R)" area and 7 locations are exclusively "Payless Kids" stores. The average size of the Company's Payless ShoeSource stores in the United States and Canada is approximately 3,300 square feet. Each store carries on average 8,200 pairs of shoes selected from approximately 500 styles offered. Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers and "store-within-a-store." Locations incorporating a "Payless Kids" have approximately 1,000 additional square feet of selling space devoted to an expanded assortment of children's shoes. The stores that include a "Payless Kids" area and those that are dedicated "Payless Kids" stores are located throughout the country, have wider aisles, children-friendly seating and an entertainment center for children.

The Company's Payless ShoeSource stores operate in rural, suburban and urban environments. The 10 states or provinces with the largest concentration of the Company's Payless ShoeSource stores are identified below (along with the total number of Payless ShoeSource stores including ShopKo locations):

       STATE/PROVINCE            NO. OF PAYLESS SHOESOURCE(R) STORES
       -------------             -----------------------------------

       CALIFORNIA                              611
       TEXAS                                   384
       FLORIDA                                 272
       NEW YORK                                257
       ILLINOIS                                208
       PENNSYLVANIA                            186
       OHIO                                    172
       MICHIGAN                                149
       NEW JERSEY                              129
       ONTARIO, CANADA                         111

       TOTAL UNITED STATES                   4,361
       TOTAL CANADA                            263

The Company's Payless ShoeSource stores are highly automated, each with an electronic point of sale register (excluding the ShopKo locations) and a back office computer, that not only records transactions from the register (not in ShopKo stores), but also serves many other store supporting functions including price look-up, accumulation of associate hours worked and communications with the Company's headquarters in Topeka, Kansas. Store associates receive regular weekly communications from the Company's headquarters describing promotional and display requirements.

The Company's Payless ShoeSource operations are directed centrally by three senior officers and a small support staff.

The average Payless ShoeSource store in the United States and Canada has between four and six associates, including a store manager. The stores are organized into districts. Districts include Payless ShoeSource(R), Parade(sm), Bundles(sm) and Luster(sm) stores. District managers, to whom the store managers report, themselves report to directors of retail operations who have full responsibility for the stores in their region. Loss prevention, inventory control functions, human resources, merchandising support and other more general support services, are all provided from the Company's headquarters.

Skopko(R) is a registered trademark of Shopko Stores, Inc.

PAYLESS SHOESOURCE(R) STORES INTERNATIONALLY (EXCLUDING CANADA)

As of February 2, 2002, the Company was operating 66 Payless ShoeSource stores in Costa Rica, Guatemala, El Salvador, Dominican Republic and Trinidad and Tobago. During the first quarter of fiscal 2002, the Company intends to open stores in Honduras, Nicaragua, Panama and Ecuador. The average size of the Company's Payless ShoeSource stores in Central America and the Caribbean, at approximately 2,700 square feet, are smaller than its Payless stores in the United States and Canada. Each store carries on average 11,000 pairs of shoes selected from approximately 350 styles offered. Internationally, Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, and strip centers.

Financial Information about Geographic Areas (in millions):


                          Fiscal           Fiscal            Fiscal
                           2001             2000              1999
                         --------         --------          --------

Domestic Revenues        $2,753.2         $2,830.4          $2,641.2
Foreign Revenues            160.5            118.0              88.9
                         --------         --------          --------
   Total Revenues        $2,913.7         $2,948.4          $2,730.1

Domestic Total           $  968.6         $  954.0          $1,041.5
Assets
Foreign Total               100.6             48.8              40.9
                         --------         --------          --------
Assets
   Total Assets          $1,069.2         $1,022.8          $1,082.4


PARADE(sm) STORES

Parade stores emphasize the retail sale of fashionable, quality, primarily leather, women's shoes. As of February 2, 2002, the Company operated 258 Parade stores. During 2001, Parade was reorganized to be integrated into Payless ShoeSource rather than being operated as a separate division.

Major markets include New York City, Chicago, Boston, Philadelphia, Washington, D.C., Miami, Detroit and Puerto Rico. As a result of the restructuring discussed under MD&A in the 2001 Annual Report incorporated herein by reference, the Company is in the process of closing 67 Parade stores. The remaining Parade locations will be concentrated in the Northeast and selected major metropolitan areas, including all of its major markets. The average size of a Parade store is approximately 2,300 square feet. These stores operate in a variety of real estate formats including shopping malls, central business districts and strip centers.

BUNDLES(sm)/TOOTSIES

As of February 2, 2002, the Company operated 16 Bundles/Tootsies locations primarily in the New York City area. Bundles/Tootsies stores carry a wide variety of socks, underwear, sleepwear and accessories. The Bundles/Tootsies stores average approximately 1,300 square feet. To leverage its investment in Bundles/Tootsies, during the third quarter of 2001, the Company began to offer Bundles merchandise, including an expanded line of athletic and fashion socks, in all Payless ShoeSource stores.

DYELIGHTS(sm)

The Company operates one of the world's largest shoe dyeing facilities through its indirect wholly-owned subsidiary, Dyelights, Inc. ("Dyelights"). Currently, Dyelights dyes shoes exclusively offered through the Company's Parade and Payless stores. It is possible that Dyelights could provide similar services for third parties in the future, however, no assurance can be made as to the ability of Dyelights to attract third party customers.

Customers select the color they would like their shoes to be dyed from a color book. The colors are regularly updated so that the most popular colors are offered. Once a shoe is ordered from a store, the shoe is dyed to order. The dyed shoes are generally available for pick up at the store approximately 10 days after the order is placed. The retail price for Dyelights shoes currently ranges between $33 and $38, including the dyeing cost.

EMPLOYEES

As of February 2, 2002, the Company had approximately 28,400 employees including approximately 14,100 U.S. and 800 Canadian full-time associates and 12,000 U.S. and 1,100 Canadian part-time associates and 350 primarily full-time associates in the Company's Central American region. Approximately 800 of the Company's distribution center general warehouse associates are covered by collective bargaining agreements. Approximately 160 of the Company's other associates are covered by collective bargaining agreements. Management believes it has a good relationship with its employees.

The Company is led by a team of 14 senior management executives who have significant retail industry experience, including an average of nearly 13 years with the Company and May.

PRODUCTS

The Company's Payless ShoeSource stores offer a broad assortment of fashionable, quality footwear sold at affordable prices for men, women and children, including athletic, casual, dress, sandals, work and fashion boots and slippers. Shoes are constructed with leather, canvas and man-made materials. Styling is updated regularly in an effort to remain current with proven fashion trends. During 2001, shoes at Payless ShoeSource stores sold at an average retail price of $12.32/pair. In addition to shoes, Payless ShoeSource stores offer accessories, including handbags, shoe polish and hosiery. Parade stores feature fashionable women's dress, casual and athletic footwear priced in the $20 to $40/pair range. Bundles stores feature both private label and branded socks, underwear, sleepwear and accessories at prices generally ranging from $1.00 to $40.00. However, certain seasonal merchandise may be more expensive.

The Company's merchandising effort is led by the President and three general merchandise managers, each with over 20 years of retail experience. They direct teams of buyers, planners and distributors that interact with agents and factory representatives to design, select, produce, inspect and distribute footwear and accessories to Payless ShoeSource, Parade, Bundles/Tootsies and Luster stores.

CUSTOMERS

The Company sells footwear and accessories to women, men and children of all age groups. The Company has significant market penetration with its target customers: women between the ages of 18 and 44. The Company believes that more than 51% of its target customers purchased at least one pair of shoes from the Company last year. In 2001, the Company sold more pairs of shoes than any other U.S. footwear retailer.

SEASONALITY

The retail footwear market is characterized by four high volume seasons: Easter, early Summer, back-to-school and Winter holiday. The Company must increase inventory levels during these periods to support the increased demand for seasonal styles. Unseasonable weather patterns may affect planned sales of seasonal products such as sandals and boots.

PURCHASING

The Company, both on its own account and through its indirect, wholly-owned subsidiary, Payless ShoeSource Merchandising, Inc., utilizes a network of agents and factories in the United States and 11 foreign countries to obtain its products. These products are manufactured to meet the Company's specifications and standards. The strength of the Company's relationships with agents and factories, some dating back over 40 years, has allowed the Company to revise its sourcing strategies to reflect changing political and economic environments. In the past, many of the Company's agents and factory owners have played significant roles in developing production in new factories and in new countries without compromising production capacity or product quality. In order to increase quality control and to achieve other efficiencies, Payless has continued to consolidate its factory base. Payless now relies heavily on several large factory groups. If any one of them were to be unable to supply the Company's needs consistent with prior performance Payless could experience disruptions in shoe deliveries. However, the Company believes that it could find alternate factories to produce its product and believes that its relationships with its factory base to be good. The People's Republic of China is a source of approximately 85% of the Company's footwear based on first cost. There can be no assurance that a change in political climate with or in China would not have a material adverse effect on the Company. The Company does not purchase "seconds" or "overruns" and does not own any manufacturing facilities. The Company closely integrates its merchandise purchasing requirements with various manufacturers through its sourcing organization which has offices in Kansas, Taiwan, China, Brazil and Vietnam. Management believes it has good relationships with the entities from which it sources, although there can be no assurance that such relationships will remain good or that such entities believe that such relationships are good.

Worldwide, approximately 52 percent of the Company's merchandise calculated on an at cost basis is acquired through a network of third-party agents. Payless ShoeSource International, Inc., the Company's indirect wholly-owned subsidiary in Taipei, Taiwan, arranges directly with factories for the design, selection, production management, inspection and distribution of approximately 48 percent of the shoes acquired for the Company.

Risks inherent in foreign sourcing (i.e., manufacturing outside the United States) include economic and political instability, transportation delays and interruptions, restrictive actions by foreign governments, the laws and policies of the United States or other countries affecting importation of goods, including duties, quotas and taxes, trade and foreign tax laws and fluctuations in currency exchange rates. As the Company expands internationally, the Company faces similar risks in each country in which it has operations. While the Company has not historically experienced material adverse effects resulting from the occurrence of these types of risks, there is no assurance that in the future the occurrence of these risks will not result in increased costs and delays or disruption in product deliveries that could cause loss of revenue and damage to customer relationships and have a material adverse effect on the Company.

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

The Company, through its indirect, wholly-owned subsidiary, Payless ShoeSource Distribution, Inc., operates a single 807,000 square foot distribution center, including office space and a 12,000 square foot manufacturing facility, in Topeka, Kansas (the "DC"). The DC is capable of replenishing in-store product levels by style, color and size. The DC currently handles approximately 70 percent of the Company's distribution needs and operates seven days a week, 20 to 24 hours per day. Management believes this facility is one of the most highly-automated and cost-efficient distribution facilities in the retail footwear industry. The remaining 30 percent of the Company's distribution needs are handled by a fully automated third party facility in Los Angeles, California.

The Company believes its distribution center system has sufficient capacity to support more than 5,000 stores. The Company regularly monitors the capacity of the DC. Among other options, in anticipation of future needs, the Company is considering opening regional distribution centers in international markets. Stores generally receive new merchandise at least twice a week, in an effort to maintain a constant flow of new and replenished merchandise.

INDUSTRY SEGMENTS

The retail footwear industry can be divided into high, moderate and value-priced segments. The high-priced segment is comprised principally of department stores. The moderate-priced segment, which includes specialty shoe chains, mass merchandisers, and junior department stores, has no single dominant competitor. The Company and national discount mass-merchandisers are predominant in the value-priced segment.

Payless ShoeSource considers itself part of the value-priced segment of the footwear industry. Parade operates in the moderate-priced segment. Based on industry data, the United States footwear market is estimated to be approximately $40 billion/year, and has grown in the low single digits over the past several years. Industry data suggests that the quality offered in the value-priced segment has improved significantly in recent years.

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

INTELLECTUAL PROPERTY

The Company, through its wholly-owned subsidiaries, owns certain copyrights, trademarks, patents and domain names which it uses in its business and regards as valuable assets. The trademarks include Payless(R), Payless ShoeSource(R), Payless Kids(R), Parade(sm), Parade of Shoes(R), Bundles(sm), and Luster(sm). The domain names include Payless.com(R), as well as many derivatives of Payless ShoeSource. The Company owns all rights to the yellow and orange logo used in its Payless ShoeSource signs and advertising. In the United States, the Company owns over 180 pending applications and registrations for its trademarks and owns several common-law marks under which it markets private label merchandise in its Payless ShoeSource, Parade, Bundles, and Luster stores. The Company also owns over 1,400 pending applications and registrations for its trademarks in foreign countries. The Payless ShoeSource trademark/service mark is registered or pending in over 55 foreign countries. All of the Company's registered trademarks may be renewed indefinitely.

MARKETING

The Company's marketing efforts are multi-dimensional, including nationally broadcast television advertising, newspaper and mail inserts in support of major promotional periods. In addition to media support, the Company utilizes in-store promotional materials, including posters, signs and point of sale items. Also, the Company communicates through the promotional funds, media funds, merchants' associations and similar efforts that are part of the leasing agreements from its various landlords. Finally, the Company uses publicity efforts to gain low-cost awareness of Payless and its core business.

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

FOREIGN OPERATIONS

In late 1997, the Company, through its indirect wholly-owned Canadian subsidiary, Payless ShoeSource Canada Inc., opened its first store in Canada. As of year end, the Company operated 263 Canadian stores. In February of 1999, the Company opened its first store in French-speaking Quebec Province. In 2000, the Company opened its first stores in Costa Rica and in 2001 opened stores in the Dominican Republic, El Salvador, Guatemala and Trinidad & Tobago. In the first quarter of 2002, the Company opened stores in Nicaragua, Honduras, Ecuador and Panama.

In order to facilitate the Company's international expansion, the Company opened an international office in its former Dallas regional office location. The international office will provide support to the Company's international operations. The Dallas international office allows the Company to better focus on its international growth and provides faster travel times to the Company's international markets.

DIRECTORS OF THE COMPANY

Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company's Directors:

      NAME                          PRINCIPAL OCCUPATION
      ----                          --------------------

STEVEN J. DOUGLASS           CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                             OFFICER OF THE COMPANY
DANIEL BOGGAN JR.            SENIOR VICE PRESIDENT OF THE NATIONAL COLLEGIATE
                             ATHLETIC ASSOCIATION
DUANE L. CANTRELL            PRESIDENT OF THE COMPANY
HOWARD R. FRICKE             CHAIRMAN OF THE BOARD OF THE SECURITY BENEFIT
                             GROUP OF COMPANIES
MYLLE B. MANGUM              CHIEF EXECUTIVE OFFICER OF MMS INCENTIVES, INC.
MICHAEL E. MURPHY            RETIRED, FORMERLY VICE CHAIRMAN AND CHIEF
                             ADMINISTRATIVE OFFICER OF SARA LEE CORPORATION
ROBERT L. STARK              RETIRED, FORMERLY EXECUTIVE VICE PRESIDENT
                             HALLMARK CARDS, INC.
ROBERT C. WHEELER            CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF HILL'S
                             PET NUTRITION, INC.
IRWIN ZAZULIA                RETIRED, FORMERLY PRESIDENT AND CHIEF EXECUTIVE
                             OFFICER OF HECHT'S

EXECUTIVE OFFICERS OF THE COMPANY

Listed below are the names and ages of the executive officers of the Company as of April 10, 2002 and offices held by them with the Company.

      NAME           AGE  POSITION AND TITLE
      ----           ---  ------------------

STEVEN J. DOUGLASS   52   CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
DUANE L. CANTRELL    46   PRESIDENT
JOHN N. HAUGH        39   SENIOR VICE PRESIDENT
JAY A. LENTZ         58   SENIOR VICE PRESIDENT
ULLRICH E. PORZIG    56   SENIOR VICE PRESIDENT -- CHIEF FINANCIAL
                          OFFICER AND TREASURER
WILLIAM J. RAINEY    55   SENIOR VICE PRESIDENT -- GENERAL COUNSEL AND SECRETARY
LARRY M. STRECKER    43   SENIOR VICE PRESIDENT

STEVEN J. DOUGLASS is 52 years old and has served as Chairman of the Board and Chief Executive Officer of Payless since May 4, 1996, the date on which the Payless Common Stock was distributed in a spin-off by The May Department Stores Company ("May") to its shareowners (the "Spin-off"). Mr. Douglass served as Chairman and Chief Executive Officer of Payless from April 1995 to the Spin-off. He joined Payless in 1993 and served as Senior Vice President/Director of Retail Operations from 1993 to January 1995 and as Executive Vice President/Director of Retail Operations from January 1995 to April 1995. Prior to his association with Payless, Mr. Douglass held several positions at divisions of May, serving as Chairman of May Company, Ohio from 1990 to 1993 and Senior Vice President and Chief Financial Officer of J.W. Robinsons from 1986 to 1990. Mr. Douglass is a director of The Security Benefit Group of Companies. Mr. Douglass has served as a Director of Payless since April 30, 1996.

DUANE L. CANTRELL is 46 years old and has served as President since February 2002. He joined Payless in 1978 and served as Executive Vice President - Operations from 1998 to 2002, Executive Vice President - Retail Operations from April 1997 to April 1998, and Senior Vice President - Retail Operations from May 1995 to April 1997. From 1992 to 1995, he served as Senior Vice President - Merchandise Distribution and Planning and from 1990 to 1992, he served as Senior Vice President - Merchandise Distribution. Mr. Cantrell has served as a Director of Payless since February 3, 2002.

JOHN N. HAUGH is 39 years old and has served as Senior Vice President - Marketing since January 2000. He served as Executive Vice President Marketing and Sales for Universal Studios from 1998 to 1999 and prior to that he worked for Carlson Companies, Inc. From 1993 to 1998 where he held positions of increasing responsibility including, Vice President of Marketing and Retail Operations from 1997 to 1998 and General Manager/Vice President Awards Division from 1995 to 1997.

JAY A. LENTZ is 58 years old and has served as Senior Vice President - Human Resources since May 2001. Prior to that he was Vice President of Organization Development from 1992 to 2001 and 1985 to 1990.

ULLRICH E. PORZIG is 56 years old and has served as Senior Vice President - Chief Financial Officer and Treasurer since February 1996 and from 1986 to 1988. Between 1993 and 1996, Mr. Porzig was Senior Vice President - Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993 he was employed by May in various capacities including Senior Vice President - Finance and Chief Financial Officer of Foley's from 1988 to 1993.

WILLIAM J. RAINEY is 55 years old and has served as Senior Vice President General Counsel and Secretary since April 1996. Prior to joining the Company, Mr. Rainey served as Executive Vice President, General Counsel and Secretary of Fourth Financial Corporation from 1994 to 1996 and Vice President and General Counsel of Cabot Corporation from 1991 to 1993.

LARRY M. STRECKER is 43 years old and has served as Senior Vice President - International and Supply Chain since November 2001. Prior to that he was Senior Vice President - Retail Operations from March 1999 to November 2001; Senior Vice President - Managing Director of PSS International from 1996 to 1999 and Vice President of Worldwide Sourcing from 1993 to 1996. Before joining the Company, Mr. Strecker was employed by Frito-Lay, Inc. from 1991 to 1993 as Director of Service and Distribution.

ITEM 2.     PROPERTIES

The Company leases substantially all of its stores. The leases typically have a primary term of 5 or 10 years, with up to two five-year renewal options. During 2002, approximately 746 of the Company's leases are due to expire. This includes 168 leases which, as of February 2, 2002, were month-to-month tenancies or were lease modifications out for signature. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store's sales volume. Payless ShoeSource stores in the United States and Canada average approximately 3,300 square feet and Parade stores average approximately 2,300 square feet. The Company owns and operates, directly or through its wholly-owned subsidiaries, a 305,000 square foot central office building, an 807,000 square foot distribution facility including office space and an adjacent 12,000 square foot manufacturing facility for Dyelights, all of which are located in Topeka, Kansas.

ITEM 3.     LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended February 2, 2002.

                                     PART II

ITEM 5.     MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

There were approximately 16,000 registered holders of the Company's Common Stock as of February 2, 2002 compared to approximately 16,700 registered holders as of February 3, 2001. The information set forth under the headings "Management's Discussion and Analysis -- Review of Financial Condition - Common Stock and Market Prices" in the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The information set forth under the heading "Summary of Selected Historical Financial Information" of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading "Management's Discussion and Analysis" of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading "Management's Discussion and Analysis -- Review of Financial Condition - Market Risk" of the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Statement of Earnings for the fiscal years 1999, 2000 and 2001, the Consolidated Balance Sheet as of February 3, 2001 and February 2, 2002, the Consolidated Statement of Shareowners' Equity, the Consolidated Statement of Cash Flows for fiscal years 1999, 2000, and 2001, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants contained in the Company's 2001 Annual Report to Shareowners are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

a) Directors -- The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2002, under the captions "Election of Directors -- Directors and Nominees for Directors" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

b) Executive Officers -- Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption "Executive Officers of the Company." The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2002, under the caption "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2002, under the captions "Election of Directors -- The Board and Committees of the Board - Compensation of Directors," "Compensation and Nominating Committee Report -- EICP" and "-- Retail EICP" and "Executive Compensation" is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Company's definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2002, under the caption "Beneficial Stock Ownership of Directors, Nominees, Executive Officers and Persons Owning More Than Five Percent of Common Stock" is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

       (1) Financial Statements. The following financial statements are incorporated herein by reference to the Company's 2001 Annual Report to
Shareowners:

                                                             PAGE IN
                                                             ANNUAL REPORT

            Financial Statements:
            Consolidated Statement of Earnings for
            the three fiscal years ended
            February 2, 2002                                   16
            Consolidated Balance Sheet --
            February 2, 2002 and February 3, 2001              17
            Consolidated Statement of Shareowners'
            Equity for the three fiscal years
            ended February 2, 2002                             18
            Consolidated Statement of Cash Flows
            for the three fiscal years ended
            February 2, 2002                                   19
            Notes to Consolidated Financial
            Statements                                         20-25
            Report of Independent Public
            Accountants                                        26

(2)  EXHIBITS.


       NUMBER                       DESCRIPTION
       ------                       -----------

       3.1    Amended and Restated Certificate of Incorporation of the
              Company.(1)

       3.2    Amended and Restated Bylaws of the Company.(2)

       4      Stockholder Protection Rights Agreement, dated as of April 20,
              1998, between the Company and UMB Bank, N.A.(1)

       10.1 Amended and Restated Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores Company and Payless ShoeSource,
              Inc.(3)

       10.2   Sublease, dated as of April 2, 1996, between The May Department
              Stores Company and Payless ShoeSource, Inc.(4)

       10.3   Credit and Guaranty Agreement dated as of April 17, 2000 among
              Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource,
              Inc. and Certain of its Subsidiaries, as Guarantors, various
              Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent. (7)

       10.4 Administrative Services Agreement, dated as of April 2, 1996, between The May Department Stores Company and Payless ShoeSource,
              Inc.(4)

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

       10.9 Form of Employment Agreement between the Company and certain executives of the Company. The Company has entered into Employment
              Agreements in the form contained in this exhibit with each of the named executive officers, other than Steven J. Douglass which expire at various dates on or before May 31, 2003, which contain agreements not to compete of 1-2 years beyond the expiration date of the respective Employment Agreements, and provide for annual base salaries at rates not less than the amounts presently paid to them. (7)

       10.10  Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended
              November 16, 2000.(8)

       10.11 Payless ShoeSource, Inc, 401(k) Profit Sharing Plan, as amended and restated effective March 20, 2000.(8)

       10.12  Payless ShoeSource, Inc. Deferred Compensation Plan, as amended
              July 20, 2000.(8)




       10.13  Executive Incentive Compensation Plan of the Company, as amended
              November 16, 2000.(8)

       10.14  Form of Change of Control Agreement. The Company has entered into
              Change of Control Agreements with the named executive officers in the form contained in this exhibit. (7)

       10.15  Form of Directors' and Officers' Indemnity Agreement of the
              Company. (7)

       10.16  Payless ShoeSource, Inc. Deferred Compensation Plan for
              Non-Management Directors, as amended March 16, 2000. (7)

       10.17 Executive Incentive Compensation Plan for Business Unit Management of the Company, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

       10.18  The Stock Appreciation and Phantom Stock Unit Plan of Payless
              ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource
              International Employees, as amended March 16, 2000. (7)

       10.19  Payless ShoeSource, Inc. Profit Sharing Plan for Puerto Rico
              Associates, as amended and restated effective March 20, 2000.(8)

       10.20 Payless ShoeSource, Inc. Stock Ownership Plan, as amended effective June 1, 1998.(1)

       10.21  Assumption Agreement, dated as of May 22, 1998, between Payless
              ShoeSource, Inc., a Missouri corporation and Payless ShoeSource
              Holdings, Inc., a Delaware corporation (1)

       10.22  Executive Incentive Compensation Plan for Annual Awards for
              Merchandising and Retail Operators Functions, effective May 28,
              1999.(6)

       10.23 Employment Agreement between the Company and Steven J. Douglass entered into as of November 16, 2000.(8)

       10.24 Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan effective October 1, 2000.(8)

       10.25 First Amendment to the Credit and Guaranty Agreement dated as of April 17, 2000 among Payless ShoeSource Finance, Inc., as
              Borrower, Payless ShoeSource, Inc. and Certain of its
              Subsidiaries, as Guarantors, various Lenders, Goldman Sachs Credit
              Partners L.P., as Sole Lead Arranger and Sole Syndication Agent,
              Bank One, NA, as Administrative Agent, and First Union National
              Bank, as Documentation Agent dated as of January 24, 2002.(9)

       10.26 Separation Agreement and General Release between Ken C. Hicks and the Company*

       10.27  Payless ShoeSource, Inc. Incentive Compensation Plan*

       11.1   Computation of Net Earnings Per Share.*

       12.1   Computation of Ratio of Earnings to Fixed Charges.*




       13.1   2001 Annual Report to Shareowners of Payless ShoeSource, Inc.
              (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

       21.1   Subsidiaries of the Company*

       23.1   Consent of Arthur Andersen, LLP.*

       99.1   Letter to the Commission pursuant to Temporary Note 3T*


 * Filed herewith

       (1) Incorporated by reference from the Company's Form 8-K (File Number 1-14770) dated June 1, 1998.

       (2) Incorporated by reference from the Company's Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999.

       (3) Incorporated by reference from Exhibit 10.1 of the Company's Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.

       (4) Incorporated by reference from the Company's Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996 as amended through April 15, 1996.

       (5) Incorporated by reference from the Company's Form 10-Q (File Number 1-14770) for the quarter ended October 30, 1999.

       (6) Incorporated by reference from the Company's Form 10-Q (File Number 1-14770) for the quarter ended July 31, 1999.

       (7) Incorporated by reference from the Company's Form 10-K (File Number 1-14770 for the year ended January 29, 2000.

       (8) Incorporated by reference from the Company's Form 10-K (File Number 1-14770 for the year ended February 3, 2001.

       (9) Incorporated by reference from the Company's Form 8-K (File Number 1-14770) dated January 24, 2002.

THE COMPANY WILL FURNISH TO SHAREOWNERS UPON REQUEST, AND WITHOUT CHARGE, A COPY OF THE 2001 ANNUAL REPORT AND THE 2002 PROXY STATEMENT, PORTIONS OF WHICH ARE INCORPORATED BY REFERENCE IN THE FORM 10-K. THE COMPANY WILL FURNISH ANY OTHER EXHIBIT AT COST.

(b) Reports on Form 8-K:


The Company filed one report on Form 8-K during the last quarter dated January 24, 2002 reporting matters under Item 5, Other Events.

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

                                          PAYLESS SHOESOURCE, INC.
Date: April 16, 2002                      By: /s/ Ullrich E. Porzig
                                           ------------------------
                                           Ullrich E. Porzig
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Steven J. Douglass                        Date: April 16, 2002
---------------------------
        Steven J. Douglass
        Chairman, Chief Executive Officer
        and Director
        (Principal Executive Officer)


By: /s/ Ullrich E. Porzig                         Date: April 16, 2002
--------------------------
        Ullrich E. Porzig
        Senior Vice President,
        Chief Financial Officer and Treasurer
        (Principal Financial and
        Accounting Officer)

By: /s/ Duane L. Cantrell                         Date: April 16, 2002
-------------------------
        Duane L. Cantrell
        President and Director

By: /s/ Daniel Boggan Jr.                         Date: April 16, 2002
--------------------------
        Daniel Boggan Jr.
        Director

By: /s/ Howard R. Fricke                          Date: April 16, 2002
-------------------------
        Howard R. Fricke
        Director

By: /s/ Robert C. Wheeler                         Date: April 16, 2002
-----------------------
        Robert C. Wheeler
        Director

By: /s/ Mylle B. Mangum                           Date: April 16, 2002
------------------------
        Mylle B. Mangum
        Director

By: /s/ Michael E. Murphy                         Date: April 16, 2002
--------------------------
        Michael E. Murphy
        Director

By: /s/ Robert L. Stark                           Date: April 16, 2002
------------------------
        Robert L. Stark
        Director

By: /s/ Irwin Zazulia                             Date: April 16, 2002
------------------------
        Irwin Zazulia
        Director

EXHIBIT INDEX



     EXHIBITS.
      NUMBER                       DESCRIPTION
     --------                      -----------

       3.1    Amended and Restated Certificate of Incorporation of the
              Company.(1)

       3.2    Amended and Restated Bylaws of the Company.(2)

       4      Stockholder Protection Rights Agreement, dated as of April 20,
              1998, between the Company and UMB Bank, N.A.(1)

       10.1 Amended and Restated Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores Company and Payless ShoeSource,
              Inc.(3)

       10.2   Sublease, dated as of April 2, 1996, between The May Department
              Stores Company and Payless ShoeSource, Inc.(4)

       10.3   Credit and Guaranty Agreement dated as of April 17, 2000 among
              Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource,
              Inc. and Certain of its Subsidiaries, as Guarantors, various
              Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent. (7)

       10.4 Administrative Services Agreement, dated as of April 2, 1996, between The May Department Stores Company and Payless ShoeSource,
              Inc.(4)

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

       10.9 Form of Employment Agreement between the Company and certain executives of the Company. The Company has entered into Employment
              Agreements in the form contained in this exhibit with each of the named executive officers, other than Steven J. Douglass which expire at various dates on or before May 31, 2003, which contain agreements not to compete of 1-2 years beyond the expiration date of the respective Employment Agreements, and provide for annual base salaries at rates not less than the amounts presently paid to them. (7)

       10.10  Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended
              November 16, 2000.(8)

       10.11 Payless ShoeSource, Inc, 401(k) Profit Sharing Plan, as amended and restated effective March 20, 2000.(8)

       10.12  Payless ShoeSource, Inc. Deferred Compensation Plan, as amended
              July 20, 2000.(8)

       10.13  Executive Incentive Compensation Plan of the Company, as amended
              November 16, 2000.(8)

       10.14  Form of Change of Control Agreement. The Company has entered into
              Change of Control Agreements with the named executive officers in the form contained in this exhibit. (7)


       10.15 Form of Directors' and Officers' Indemnity Agreement of the Company. (7)

       10.16 Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended March 16, 2000. (7)

       10.17 Executive Incentive Compensation Plan for Business Unit Management of the Company, as amended April 20, 1998, effective immediately prior to the effective time of the Merger. (1)

       10.18 The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended March 16, 2000. (7)

       10.19 Payless ShoeSource, Inc. Profit Sharing Plan for Puerto Rico Associates, as amended and restated effective March 20, 2000.(8)

       10.20 Payless ShoeSource, Inc. Stock Ownership Plan, as amended effective June 1, 1998.(1)

       10.21 Assumption Agreement, dated as of May 22, 1998, between Payless ShoeSource, Inc., a Missouri corporation and Payless ShoeSource Holdings, Inc., a Delaware corporation (1)

       10.22 Executive Incentive Compensation Plan for Annual Awards for Merchandising and Retail Operators Functions, effective May 28, 1999.(6)

       10.23 Employment Agreement between the Company and Steven J. Douglass entered into as of November 16, 2000.(8)

       10.24 Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan effective October 1, 2000.(8)

       10.25 First Amendment to the Credit and Guaranty Agreement dated as of April 17, 2000 among Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource, Inc. and Certain of its Subsidiaries, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent dated as of January 24, 2002.(9)

       10.26 Separation Agreement and General Release between Ken C. Hicks and the Company*

       10.27  Payless ShoeSource, Inc. Incentive Compensation Plan*

       11.1   Computation of Net Earnings Per Share.*

       12.1   Computation of Ratio of Earnings to Fixed Charges.*

       13.1 2001 Annual Report to Shareowners of Payless ShoeSource, Inc. (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

       21.1   Subsidiaries of the Company*

       23.1   Consent of Arthur Andersen, LLP.*

       99.1   Letter to the Commission pursuant to Temporary Note 3T*

 * Filed herewith

       (4) Incorporated by reference from the Company's Form 8-K (File Number 1-14770) dated June 1, 1998.

       (5) Incorporated by reference from the Company's Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999.

       (6) Incorporated by reference from Exhibit 10.1 of the Company's Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.

       (4) Incorporated by reference from the Company's Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996 as amended through April 15, 1996.

       (5) Incorporated by reference from the Company's Form 10-Q (File Number 1-14770) for the quarter ended October 30, 1999.

       (6) Incorporated by reference from the Company's Form 10-Q (File Number 1-14770) for the quarter ended July 31, 1999.

       (7) Incorporated by reference from the Company's Form 10-K (File Number 1-14770 for the year ended January 29, 2000.

       (8) Incorporated by reference from the Company's Form 10-K (File Number 1-14770 for the year ended February 3, 2001.

       (9) Incorporated by reference from the Company's Form 8-K (File Number 1-14770) dated January 24, 2002.