Form 10-Q
period 2002-05-04
PAYLESS SHOESOURCE INC /DE/
filed 2002-06-14
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended May 4, 2002


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

                          Common Stock, $.01 par value
                      22,616,630 shares as of June 1, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


(Dollars in millions)

                                                         MAY 4,          MAY 5,          FEB. 2,
ASSETS                                                    2002            2001            2002
------                                                  --------        --------        --------

Current Assets:
     Cash and cash equivalents                          $  116.7            22.1            92.3
     Restricted cash                                        15.5              --             9.5
     Merchandise inventories                               364.4           418.8           339.5
     Current deferred income taxes                          31.7            14.7            31.0
     Other current assets                                   73.5            61.1            64.2
                                                        --------        --------        --------
        Total current assets                               601.8           516.7           536.5

Property and Equipment:
     Land                                                    7.8             7.4             8.1
     Buildings and leasehold improvements                  690.2           801.1           754.4
     Furniture, fixtures and equipment                     474.6           350.9           392.2
     Property under capital leases                           7.3             7.3             7.3
                                                        --------        --------        --------
        Total property and equipment                     1,179.9         1,166.7         1,162.0
     Accumulated depreciation
        and amortization                                  (705.6)         (642.0)         (683.8)
                                                        --------        --------        --------
        Property and equipment, net                        474.3           524.7           478.2

Deferred income taxes                                       30.0            28.3            35.1
Other assets                                                18.9            19.5            19.4
                                                        --------        --------        --------

        Total Assets                                    $1,125.0        $1,089.2        $1,069.2
                                                        ========        ========        ========


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current Liabilities:
     Current maturities of long-term debt               $   72.6        $   28.7        $   65.9
     Revolving credit line                                    --            44.0              --
     Notes payable                                          15.5              --             9.5
     Accounts payable and accrued expenses                 237.2           213.1           215.8
                                                        --------        --------        --------
        Total current liabilities                          325.3           285.8           291.2

Long-term debt                                             227.0           296.4           245.1
Other liabilities                                           56.2            62.0            59.2
Minority Interest                                            9.0             4.8             6.7

Total shareowners' equity                                  507.5           440.2           467.0
                                                        --------        --------        --------

        Total Liabilities and Shareowners' Equity       $1,125.0        $1,089.2        $1,069.2
                                                        ========        ========        ========


            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars and shares in millions, except per share)

                                                              13 WEEKS ENDED
                                                        ---------------------------
                                                        MAY 4, 2002     MAY 5, 2001
                                                        -----------     -----------

Net retail sales                                         $   738.2       $   768.3

Cost of sales                                                518.4           525.1

Selling, general, and administrative expenses                176.7           187.3
                                                         ---------       ---------

Operating profit                                              43.1            55.9

Interest expense, net                                          5.5             8.0
                                                         ---------       ---------

Earnings before income taxes and minority interest            37.6            47.9

Provision for income taxes                                    14.5            18.4
                                                         ---------       ---------

Earnings before minority interest                             23.1            29.5

Minority interest                                              0.8             0.2
                                                         ---------       ---------

Net Earnings                                             $    23.9       $    29.7
                                                         =========       =========


Diluted Earnings per Share                               $    1.05       $    1.30
                                                         =========       =========

Basic Earnings per Share                                 $    1.07       $    1.34
                                                         =========       =========

Diluted Weighted Average Shares Outstanding                   22.8            22.8
                                                         =========       =========

Basic Weighted Average Shares Outstanding                     22.4            22.2
                                                         =========       =========


            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in millions)

                                                          13 WEEKS ENDED
                                                     --------------------------
                                                     MAY 4, 2002    MAY 5, 2001
                                                     -----------    -----------

Operating Activities:
   Net earnings                                        $  23.9        $  29.7
   Adjustments for noncash items included
   in net earnings:
       Depreciation and amortization                      25.7           25.0
       Amortization of unearned
          restricted stock                                 0.8            0.8
       Deferred income taxes                               4.5           (0.9)
       Minority interest                                  (0.8)          (0.2)
Changes in working capital:
   Restricted cash                                        (6.0)            --
   Merchandise inventories                               (24.9)         (63.2)
   Other current assets                                   (9.3)          (7.3)
   Accounts payable and accrued expenses                  21.5            0.9
Other assets and liabilities, net                          0.5            1.2
                                                       -------        -------

Total Operating Activities                                35.9          (14.0)
                                                       -------        -------

Investing Activities:
   Capital expenditures                                  (23.3)         (31.0)
   Disposition of property and equipment                   1.5             --
                                                       -------        -------

Total Investing Activities                               (21.8)         (31.0)
                                                       -------        -------

Financing Activities:
   Issuance of notes payable                               6.0             --
   Repayment of long-term debt                           (11.5)          (0.5)
   Net borrowings on revolving line of credit               --           44.0
   Net issuances of common stock                          12.7            9.7
   Contributions by minority owners                        3.2            3.6
   Other investing activities                             (0.1)          (0.1)
                                                       -------        -------

Total Financing Activities                                10.3           56.7
                                                       -------        -------

Increase (Decrease) in Cash and Cash Equivalents          24.4           11.7
Cash and Cash Equivalents, Beginning of Year              92.3           10.4
                                                       -------        -------
Cash and Cash Equivalents, End of Period               $ 116.7        $  22.1
                                                       =======        =======

Cash paid during the period:
   Interest                                            $   6.6        $   8.9
   Income Taxes                                           (0.1)           1.3


            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 20-25) in the Company's 2001 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the three-month period ended May 4, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003.

NOTE 2. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market.

NOTE 3. GOODWILL. Effective February 3, 2002, the Company has adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite lives are no longer subject to amortization. They will be subject to at least annual assessments for impairment. The adoption of SFAS 142 did not have a material effect on the consolidated financial statements.

NOTE 4. REVOLVING CREDIT LINE. As of May 4, 2002, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $17.8 million in outstanding letters of credit.

NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In order to mitigate the Company's exposure to fluctuations in interest rates, the Company has entered into a series of interest rate swap agreements whereby the Company will receive interest at the three-month LIBOR rate on a $200.0 million notional amount and pay a weighted average rate of 6.9%. The interest swaps expire from 2002 to 2003.

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

During the first quarter of 2002, the Company recorded an after-tax loss of $0.4 million ($0.6 million pre-tax) to other accumulated comprehensive income, representing the decline in fair value of its interest rate swap agreements. At May 4, 2002, the Company had a cumulative after-tax loss of $4.3 million ($6.9 million pre-tax) included in other accumulated comprehensive income related to its interest rate swap agreements on a notional amount of $200.0 million. The resulting liability is reflected in other current liabilities and other liabilities in the accompanying balance sheet. The pre-tax loss is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate debt obligations affects earnings. During the first quarter of 2002, $1.9 million of after-tax losses ($3.1 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense. Over the course of the next twelve months, approximately $3.8 million of after-tax losses ($6.2 million pre-tax) in accumulated other comprehensive income related to interest rate swap agreements are expected to be reclassified into interest expense as a yield adjustment on the Company's variable-rate long-term debt.

NOTE 6. RESTRUCTURING CHARGE. During the fourth quarter of 2001, the Company recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million. As part of the restructuring, the Company centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. The Company also announced its intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. The remaining Parade locations will be concentrated in the Northeast and selected major metropolitan areas. In the first quarter of 2002, the Company has decided to continue to operate five of the original 104 stores identified for closure during the fourth quarter of 2001. The Company anticipates that the remaining 99 under-performing stores identified during the fourth quarter of 2001 will close by the end of 2002. The Company has eliminated a total of 230 positions in conjunction with the restructuring. The table below provides a roll-forward of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of May 4, 2002. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews.

(Dollars in millions)

                                                                              ACCRUED AS OF   CASH PAID               ACCRUED AS OF
                                                  CASH CHARGE  PAID IN 2001 FEBRUARY 2, 2002   IN 2002   ADJUSTMENTS   MAY 4, 2002
                                                  -----------  ------------ ----------------   -------   -----------   -----------

Store closings (including lease terminations
    and employee termination costs)                 $  17.6        $    -        $  17.6       $   0.6       $    -      $  17.0
Division closings (including lease terminations
    and employee termination costs)                     3.3           0.2            3.1           1.0            -          2.1
Corporate employee termination costs                    8.0           1.4            6.6           3.5            -          3.1
Professional fees                                       6.4           3.6            2.8           2.7            -          0.1
Inventory liquidation costs (recorded as
    a component of cost of sales)                       4.4             -            4.4             -            -          4.4
Other restructuring related costs                       1.7           0.9            0.8           0.2            -          0.6
                                                    -------       -------        -------       -------      -------      -------

      Total                                         $  41.4       $   6.1        $  35.3       $   8.0      $     -      $  27.3
                                                    =======       =======        =======       =======      =======      =======


NOTE 7. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

(Dollars in millions)

                                                                                    13 WEEKS ENDED
                                                                              --------------------------
                                                                              MAY 4, 2002    MAY 5, 2001
                                                                              -----------    -----------

Net Income                                                                       $ 23.9        $ 29.7

Other Comprehensive Loss:

     After-tax cumulative effect of a change in accounting for derivatives            -          (4.7)
     Change in fair value of derivatives                                           (0.4)         (1.3)
     Derivative losses reclassified into interest expense                           1.9           0.5
     Foreign currency translation adjustments                                       1.6          (1.3)
                                                                                 ------        ------
        Total other comprehensive gain (loss)                                       3.1          (6.8)

 Total Comprehensive Income                                                        27.0          22.9
                                                                                 ======        ======


NOTE 8. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

NOTE 9. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 10. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Income and expense items of these subsidiaries are translated at average rates of exchange.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended May 4, 2002 (2002) and May 5, 2001 (2001).

NET EARNINGS

Net earnings totaled $23.9 million in the first quarter of 2002 compared with $29.7 million in the first quarter of 2001.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 2002 and 2001.


                                                            FIRST QUARTER
                                                         ------------------
                                                         2002         2001
                                                         ----         ----

Cost of sales                                             70.2%        68.3%

Selling, general, and administrative expense              23.9         24.4
                                                         -----        -----

Operating profit                                           5.8          7.3

Interest expense, net                                      0.7          1.1
                                                         -----        -----

Earnings before income taxes and minority interest         5.1          6.2


Effective income tax rate*                                38.4%        38.4%
                                                         =====        =====

Earnings before minority interest                          3.1          3.9

Minority interest                                          0.1           --
                                                         -----        -----

Net Earnings                                               3.2%         3.9%
                                                         =====        =====

* Percent of pre-tax earnings


NET RETAIL SALES

Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the first quarter of 2002 total sales decreased 3.9% compared to the first quarter of 2001, consisting of a 13.5% increase in unit volume and a 15.4% decrease in average selling prices reflecting the growth of the Company's accessories sales. Footwear unit volume decreased 2.6 percent and footwear average selling prices decreased 3.7 percent in the first quarter of 2002 compared to the first quarter of 2001. Sales percent (decreases) increases are as follows:

                                               FIRST QUARTER
                                          ----------------------
                                           2002             2001
                                           ----             ----
Net Retail Sales                          (3.9)%            8.4%
Same-Store Sales                          (6.3)%            4.5%

After a positive performance in February 2002, sales were weaker than last year during the months of March and April. Sales of basic styles of closed-up women's dress and casual footwear during the Easter season were weaker than expected. As a result, the Company trailed its competition in the transition to more colorful, opened-up footwear.

COST OF SALES

Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $518.4 million in the 2002 first quarter, down 1.3% from $525.1 million in the 2001 first quarter.

As a percentage of net retail sales, cost of sales was 70.2 percent in the first quarter of 2002, compared with 68.3 percent in the first quarter of 2001. The reduction in gross margin reflects an increase in markdowns and the negative leverage on occupancy costs due to lower sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $176.7 million in the first quarter of 2002, down 5.7% from $187.3 million in the first quarter of 2000. As a percentage of net retail sales, selling, general and administrative expenses were 23.9 percent during the first quarter of 2002 compared with 24.4 percent in the first quarter of 2001. The decrease, as a percentage of net retail sales, during the first quarter of 2002 was the result of flexing expenses consistent with lower sales performance and planned benefits from the restructuring actions initiated in the fourth quarter of 2001.

INTEREST EXPENSE, NET

Interest expense decreased to $5.5 million in the first quarter of 2002 from $8.0 million in the first quarter of 2001. The decrease is the result of the repayment of $16.0 million of long-term during 2001, short-term borrowings during the first quarter of 2001 under the revolving line of credit, and lower interest rates during the first quarter of 2002.

EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate of 38.4% in the first quarter of 2002 was unchanged from the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash flow from operations during the three months ended May 4, 2002 was $35.9 million. This figure represented 4.9 percent of net retail sales in the first quarter of 2002 compared with (1.8) percent in the first quarter of 2001. The increase in the first quarter of 2002 was attributed to the cash flow impact of a decrease in inventory in the first quarter of 2002 compared with the first quarter of 2001. Additionally, the Company experienced a larger build in accounts payable and accrued expenses during the first quarter of 2002 due principally to the timing of merchandise payments.

Internally generated funds and continued investment from the Company's joint venture partners are expected to continue to be the most important component of the Company's capital resources; however, the Company may from time to time draw on its revolving credit line to fund seasonal cash flow needs.

CAPITAL EXPENDITURES

Capital expenditures during the first quarter of 2002 totaled $23.3 million, including $2.6 million from the Company's joint venture partners. The Company estimates that capital expenditures for the remainder of the year will be $96.7 million, including a $12.4 million contribution from the Company's joint venture partners in Central and South America. The Company anticipates that cash flow from operations, the revolving credit line, and its joint venture partners will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES

As of May 4, 2002, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $17.8 million in outstanding letters of credit.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

                                             MAY 4,              MAY 5,           FEB. 2,
                                              2002                2001             2002
                                              ----                ----             ----
Current Ratio                                  1.8                1.8               1.8
Debt-Capitalization Ratio*                    38.3%              42.5%             40.0%
Fixed Charge Coverage Ratio**                 1.6x                2.8x             1.7x


* Debt-to-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes notes payable and current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 69.0%, 72.9% and 71.7% respectively, for the periods referred to above.

** Fixed charge coverage ratio, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. The reduction in the fixed charge coverage ratio as of the first quarter of 2002 compared to the first quarter of 2001 is primarily attributable to the $70.0 million non-recurring charge recorded during the fourth quarter of 2001 for restructuring initiatives and asset impairments.

STORE ACTIVITY

At the end of the first quarter of 2002, the Company operated 4,985 stores offering quality family footwear and accessories in 50 states, Guam, Puerto Rico, Saipan, the U.S. Virgin Islands, Canada, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, and Trinidad & Tobago. The following table presents the change in store count for the first quarter of 2002 and 2001.

                                                                FIRST QUARTER
                                                              ----------------
                                                              2002        2001
                                                              ----        ----

Beginning of quarter                                         4,964       4,912
Stores opened                                                   61          66
Stores closed                                                  (40)        (70)
                                                             -----       -----

Ending store count                                           4,985       4,908
                                                             =====       =====

Included in the 2002 first quarter store openings are 20 store openings in Central America and the Caribbean operated under a joint venture agreement. This brings total store count in this region to 86. The Company intends to open approximately 40 additional stores in this region during the remainder of 2002. Management believes this region represents an opportunity to open a total of 150 to 200 stores.

During the first quarter of 2002, the Company began its expansion into South America by opening its first two stores in Ecuador. These stores are operated under a joint venture agreement. The Company intends to open a total of 60 South American stores during 2002 in the countries of Ecuador, Peru, and Chile. The Andean region of South America could represent approximately a 300-store opportunity.

RESTRUCTURING

During the fourth quarter of 2001, the Company initiated a restructuring plan which included the closing of its four domestic division offices, centralizing domestic retail operations in Topeka, Kansas, and the closing of 104 under-performing stores by the end of 2002. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. During the first quarter of 2002, the Company has decided to continue to operate five of the 104 under-performing stores identified for closure during the fourth quarter of 2001. The Company expects pre-tax annualized savings from these initiatives to total $25 million to $30 million.

During the second quarter of 2002, in an effort to enhance global sourcing initiatives and align with international expansion strategies, the Company has reorganized its global sourcing structure to enhance business and other efficiencies and to focus on cost reduction initiatives from procurement of materials through distribution of product.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareowners of the Registrant was held on May 24, 2002.

(b) At the annual meeting of shareowners of the Registrant held on May 24, 2002, action was taken with respect to the election of three directors of the
Registrant: 19,511,507 shares were voted for Steven J. Douglass while authority was withheld with respect to 162,487 shares; 19,516,899 shares were voted for Duane L. Cantrell while authority was withheld with respect to 157,095 shares; 18,915,822 shares were voted for Howard R. Fricke while authority was withheld with respect to 758,172 shares. Other directors whose term of office continued after the meeting include: Daniel Boggan Jr., Mylle B. Mangum, Michael E. Murphy, Robert L. Stark, Robert C. Wheeler and Irwin Zazulia.

(c) Shareowners approved the Payless ShoeSource, Inc. Incentive Compensation Plan 19,055,822 votes in favor, 399,681 votes against and 218,491 votes abstained.

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

                                                   PAYLESS SHOESOURCE, INC.


Date: June 14, 2002                                By: /s/ Steven J. Douglass
                                                       -----------------------
                                                       Steven J. Douglass
                                                       Chairman of the Board and
                                                       Chief Executive Officer



Date: June 14, 2002                                By: /s/ Ullrich E. Porzig
                                                       ---------------------
                                                       Ullrich E. Porzig
                                                       Senior Vice President
                                                       Chief Financial Officer
                                                       and Treasurer