Form 10-Q
period 2002-08-03
PAYLESS SHOESOURCE INC /DE/
filed 2002-09-13
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended August 3, 2002

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

                          Common Stock, $.01 par value
                   22,656,527 shares as of September 10, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

(Dollars in millions)

                                                        AUGUST 3,       AUGUST 4,        FEB. 2,
ASSETS                                                    2002            2001            2002
                                                        ---------       ---------       --------

Current Assets:
     Cash and cash equivalents                          $  169.6        $   51.3        $   92.3
     Restricted cash                                        18.5              --             9.5
     Inventories                                           337.3           382.2           339.5
     Current deferred income taxes                          22.3            15.9            31.0
     Other current assets                                   72.5            61.6            64.2
                                                        --------        --------        --------
        Total current assets                               620.2           511.0           536.5

Property and Equipment:
     Land                                                    8.1             8.0             8.1
     Buildings and leasehold improvements                  694.2           749.6           695.9
     Furniture, fixtures and equipment                     485.7           416.5           450.7
     Property under capital leases                           7.3             7.3             7.3
                                                        --------        --------        --------
        Total property and equipment                     1,195.3         1,181.4         1,162.0
     Accumulated depreciation
        and amortization                                  (724.4)         (659.9)         (683.8)
                                                        --------        --------        --------
        Property and equipment, net                        470.9           521.5           478.2

Deferred income taxes                                       34.8            32.1            35.1
Other assets                                                19.0            19.0            19.4
                                                        --------        --------        --------

        Total Assets                                    $1,144.9        $1,083.6        $1,069.2
                                                        ========        ========        ========

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
     Current maturities of long-term debt               $   48.9        $   45.3        $   65.9
     Notes payable                                          18.5              --             9.5
     Accounts payable                                      109.5            83.0            73.5
     Accrued expenses                                      164.1           123.9           142.3
                                                        --------        --------        --------
        Total current liabilities                          341.0           252.2           291.2

Long-term debt                                             182.5           278.5           245.1
Other liabilities                                           50.8            63.6            59.2
Minority interest                                           10.8             4.6             6.7

Total shareowners' equity                                  559.8           484.7           467.0
                                                        --------        --------        --------
        Total Liabilities and Shareowners' Equity       $1,144.9        $1,083.6        $1,069.2
                                                        ========        ========        ========

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars and shares in millions, except per share)

                                                              13 WEEKS ENDED                   26 WEEKS ENDED
                                                         --------------------------       --------------------------
                                                         AUGUST 3,        AUGUST 4,       AUGUST 3,        AUGUST 4,
                                                           2002             2001            2002             2001
                                                         ---------        ---------       ---------        ---------

Net retail sales                                         $   776.2        $   806.0       $ 1,514.4        $ 1,574.3

Cost of sales                                                523.3            548.2         1,041.8          1,073.3

Selling, general, and administrative expenses                177.1            191.7           353.8            379.1

Non-recurring item                                            (0.9)              --            (0.9)              --
                                                         ---------        ---------       ---------        ---------

Operating profit                                              76.7             66.1           119.7            121.9

Interest expense, net                                          5.1              7.2            10.6             15.2
                                                         ---------        ---------       ---------        ---------

Earnings before income taxes and minority interest            71.6             58.9           109.1            106.7

Provision for income taxes                                    25.4             22.6            39.8             40.9
                                                         ---------        ---------       ---------        ---------

Earnings before minority interest                             46.2             36.3            69.3             65.8

Minority interest                                              1.0              0.1             1.8              0.3
                                                         ---------        ---------       ---------        ---------

Net Earnings                                             $    47.2        $    36.4       $    71.1        $    66.1
                                                         =========        =========       =========        =========


Diluted Earnings per Share                               $    2.07        $    1.60       $    3.12        $    2.90
                                                         =========        =========       =========        =========

Basic Earnings per Share                                 $    2.09        $    1.64       $    3.16        $    2.98
                                                         =========        =========       =========        =========

Diluted Weighted Average Shares Outstanding                   22.8             22.8            22.8             22.8
                                                         =========        =========       =========        =========

Basic Weighted Average Shares Outstanding                     22.6             22.3            22.5             22.2
                                                         =========        =========       =========        =========

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in millions)

                                                          26 WEEKS ENDED
                                               --------------------------------------
                                               AUGUST 3, 2002          AUGUST 4, 2001
                                               --------------          --------------

Operating Activities:
   Net earnings                                    $ 71.1                  $ 66.1
   Adjustments for non-cash items included
   in net earnings:
       Loss on disposal of assets                     1.8                     4.8
       Depreciation and amortization                 51.1                    51.0
       Amortization of unearned
          restricted stock                            0.8                     2.8
       Deferred income taxes                          9.0                    (5.9)
       Minority interest                             (1.8)                   (0.3)
Changes in working capital:
   Restricted cash                                   (9.0)                     --
   Inventories                                        2.2                   (26.6)
   Other current assets                              (8.2)                   (7.8)
   Accounts payable                                  36.0                    (6.0)
   Accrued expenses                                  21.8                     0.6
Other assets and liabilities, net                    (5.9)                    7.0
                                                   ------                  ------
Total Operating Activities                          168.9                    85.7
                                                   ------                  ------
Investing Activities:
   Capital expenditures                             (47.3)                  (58.7)
   Disposition of property and equipment              1.7                      --
                                                   ------                  ------
Total Investing Activities                          (45.6)                  (58.7)
                                                   ------                  ------
Financing Activities:
   Issuance of notes payable                          9.0                      --
   Repayment of long-term debt                      (79.7)                   (1.7)
   Net issuances of common stock                     18.8                    12.0
   Contributions by minority owners                   6.1                     3.7
   Other investing activities                        (0.2)                   (0.1)
                                                   ------                  ------

Total Financing Activities                          (46.0)                   13.9
                                                   ------                  ------
Increase in Cash and Cash Equivalents                77.3                    40.9
Cash and Cash Equivalents, Beginning of Year         92.3                    10.4
                                                   ------                  ------
Cash and Cash Equivalents, End of Period           $169.6                  $ 51.3
                                                   ======                  ======

Cash paid during the period:
   Interest                                        $ 12.0                  $ 16.7
   Income Taxes                                      (0.0)                   27.8

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 20-25) in the Company's 2001 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included. The results for the three-month period and six-month period ended August 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003.

NOTE 2. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Raw material and in-transit inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $9.2 million, $ -, and $ -, are included in Inventories at August 3, 2002, August 4, 2001, and February 2, 2002, respectively.

NOTE 3. GOODWILL. Effective February 3, 2002, the Company has adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill and other intangible assets with indefinite lives are no longer subject to amortization. They will be subject to at least annual assessments for impairment. The adoption of SFAS 142 did not have a material effect on the condensed consolidated financial statements.

NOTE 4. REVOLVING CREDIT LINE. As of August 3, 2002, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $17.8 million in outstanding letters of credit.

NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In order to mitigate the Company's exposure to fluctuations in interest rates, the Company has entered into a series of interest rate swap agreements whereby the Company will receive interest at the three-month LIBOR rate on a $120.0 million notional amount and pay a weighted average rate of 6.9%. The interest-rate swaps expire from 2002 to 2003.

Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company's interest rate swap agreements have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the condensed consolidated statement of earnings. As the critical terms of the Company's interest rate swap agreements match those of the related hedged obligations, the Company has concluded that there is no ineffectiveness in its hedges, and as a result, the adoption of SFAS No. 133 has no impact on net earnings.

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

During the three months ended August 3, 2002, the Company recorded an after-tax loss of $0.8 million ($1.2 million pre-tax) to other accumulated comprehensive income, representing the decline in fair value of its interest rate swap agreements. At August 3, 2002, the Company had a cumulative after-tax loss of $3.5 million ($5.6 million pre-tax) included in other accumulated comprehensive income related to its interest rate swap agreements on a notional amount of $120.0 million. The resulting liability is reflected in other current liabilities in the accompanying condensed consolidated balance sheet. The pre-tax loss is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate debt obligations affects earnings. During the three months ended August 3, 2002, $1.6 million of after-tax losses ($2.5 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense. Over the course of the next twelve months, approximately $3.5 million of after-tax losses ($5.6 million pre-tax) in accumulated other comprehensive income related to interest rate swap agreements are expected to be reclassified into interest expense as a yield adjustment on the Company's variable-rate long-term debt.

NOTE 6. RESTRUCTURING CHARGE. During the fourth quarter of 2001, the Company recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million, of which $6.1 million was paid during 2001. As part of the restructuring, the Company centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. The Company also announced its intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. The remaining Parade locations will be concentrated in the Northeast and selected major metropolitan areas. As of August 3, 2002, the Company has closed 71 stores and has decided to continue to operate five of the 104 under-performing stores. The remaining 28 under-performing stores are expected to close by the end of the year. The Company also eliminated a total of 230 positions in conjunction with the restructuring. The table below presents the activity of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of August 3, 2002. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews.

(Dollars in millions)

                                          PRE-TAX                  ACCRUED AS OF    PRE-TAX    CASH PAID               ACCRUED AS OF
                                        CASH CHARGE  PAID IN 2001  FEB. 2, 2002   2002 CHARGE   IN 2002   ADJUSTMENTS  AUG. 3, 2002
                                        -----------  ------------  ------------   -----------  ---------  -----------  -------------

Store closings (including lease
    terminations and employee
    termination costs)                     $17.6        $  --         $17.6           $  --      $ (7.0)     $(4.8)       $ 5.8
Division closings (including lease
    terminations and employee
    termination costs)                       3.3          0.2           3.1              --        (1.4)       1.0          2.7
Corporate employee termination costs         8.0          1.4           6.6              --        (6.2)        --          0.4
Professional fees                            6.4          3.6           2.8             2.0        (3.7)        --          1.1
Inventory liquidation costs (recorded as
    a component of cost of sales)            4.4           --           4.4              --        (2.0)        --          2.4
Other restructuring related costs            1.7          0.9           0.8             0.9        (1.4)        --          0.3
                                           -----        -----         -----           -----      ------      -----        -----
      Total                                $41.4        $ 6.1         $35.3           $ 2.9      $(21.7)     $(3.8)       $12.7
                                           =====        =====         =====           =====      ======      =====        =====

During the second quarter of 2002, the Company incurred and recorded an additional $2.0 million for professional fees and $0.9 million for employee relocation costs associated with implementing the restructuring that was announced during the fourth quarter of 2001. These additional costs are reflected in the accompanying condensed consolidated statement of earnings as a non-recurring item. The Company anticipates any future charges to earnings associated with the 2001 restructuring to be less than $1.0 million.

Also, during the second quarter of 2002, the Company decreased its reserve for store closings by $4.8 million and increased its reserve for division closings by $1.0 million. The net reversal of the restructuring charge of $3.8 million is reflected in the accompanying condensed consolidated statement of earnings as a non-recurring item.

NOTE 7. INCOME TAXES. During the second quarter of 2002, the Company's effective income tax rate for fiscal year 2002 has been reduced from 38.4 to 36.5 percent. The reduction reflects the tax impact of actions taken to restructure operations to support the increasing globalization of the Company's business. Costs associated with these actions were provided for in the restructuring charge taken in the fourth quarter of 2001 and the second quarter of 2002.

NOTE 8. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

(Dollars in millions)

                                                                            13 WEEKS ENDED                   26 WEEKS ENDED
                                                                   -------------------------------   -------------------------------
                                                                   AUGUST 3, 2002   AUGUST 4, 2001   AUGUST 3, 2002   AUGUST 4, 2001
                                                                   --------------   --------------   --------------   --------------

Net Income                                                              $47.2            $36.4            $71.1            $66.1
Other Comprehensive Loss:
     After-tax cumulative effect of a change in accounting for
       derivatives                                                         --               --               --             (4.7)
     Change in fair value of derivatives                                 (0.8)            (1.2)            (1.2)            (2.9)
     Derivative losses reclassified into interest expense                 1.6              0.9              3.5              1.8
     Foreign currency translation adjustments                            (1.7)             0.7             (0.1)            (0.6)
                                                                        -----            -----            -----            -----
        Total other comprehensive gain (loss)                            (0.9)             0.4              2.2             (6.4)
 Total Comprehensive Income                                              46.3             36.8             72.3             59.7
                                                                        =====            =====            =====            =====

NOTE 9. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

NOTE 10. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 11. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income and are included as a separate component of shareowners' equity. Income and expense items of these subsidiaries are translated at average rates of exchange.

NOTE 12. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. Effective fiscal 2002, the Company adopted the provision of Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of" ("SFAS 144"). This statement addresses accounting and reporting for the impairment or disposal of long-lived assets. The statement superseded SFAS 121, while retaining many of the fundamental provisions covered by that statement. SFAS 144 differs fundamentally from SFAS 121 in that goodwill and other intangible assets that are not amortized are excluded from the scope of SFAS 144. Additionally, SFAS 144 addresses and clarifies implementation and estimation issues arising from Statement No. 121.

SFAS 144 also superseded the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS 144 retains the basic provisions of APB Opinion No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to apply to a component of an entity rather than a segment of a business. The application of SFAS 144 in 2002 did not have a material impact on the Company's condensed consolidated financial statements.

During April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This Statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS 13, "Accounting for Leases," so that certain lease modifications that have economic effects that are similar to sale-leaseback transactions are accounted for the same way as sale-leaseback transactions. Additionally, SFAS 13 is amended so that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The amendment to SFAS 13 is effective for transactions occurring after May 15, 2002 and the remainder of SFAS 145 is effective for fiscal years beginning after May 15, 2002. The application of SFAS 145 did not have a material impact on the Company's condensed consolidated financial statements.

On July 30, 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 is different from EITF Issue No. 94-3 in that SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB's conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of this statement did not have an impact on the Company's exit activity initially applied prior to the adoption of SFAS 146; however, the adoption of SFAS 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended August 3, 2002 (2002) and August 4, 2001 (2001).

NET EARNINGS

Net earnings totaled $47.2 million in the second quarter of 2002 compared with $36.4 million in the second quarter of 2001. For the first six months of 2002 net earnings were $71.1 million, compared with $66.1 million in the 2001 period.

The following table presents the components of costs and expenses, as a percent of revenues, for the second quarter and first six months of 2002 and 2001.

                                                          SECOND QUARTER          FIRST SIX MONTHS
                                                         -----------------        -----------------
                                                         2002         2001        2002         2001
                                                         ----         ----        ----         ----

Cost of sales                                            67.4%        68.0%       68.8%        68.2%

Selling, general, and administrative expense             22.8         23.8        23.4         24.1

Non-recurring item                                       (0.1)          --        (0.1)          --
                                                         ----         ----        ----         ----

Operating profit                                          9.9          8.2         7.9          7.7

Interest expense, net                                     0.7          0.9         0.7          0.9
                                                         ----         ----        ----         ----

Earnings before income taxes and minority interest        9.2          7.3         7.2          6.8

Effective income tax rate*                               35.5%        38.4%       36.5%        38.4%
                                                         ----         ----        ----         ----

Earnings before minority interest                         6.0          4.5         4.6          4.2

Minority interest                                         0.1           --         0.1           --
                                                         ----         ----        ----         ----

Net Earnings                                              6.1%         4.5%        4.7%         4.2%
                                                         ====         ====        ====         ====

*  Percent of pre-tax earnings

NET RETAIL SALES

Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the second quarter of 2002 total sales decreased 3.7% compared to the second quarter of 2001, consisting of an 8.4% increase in unit volume and an 11.2% decrease in average selling prices, reflecting the growth of the Company's accessories sales. Footwear unit volume increased 1.2% and footwear average selling prices decreased 6.3% in the second quarter of 2002 compared to the second quarter of 2001. During the first six months of 2002 total sales decreased 3.8% compared to the same period in 2001, consisting of a 10.9% increase in unit volume and a 13.2% decrease in average selling prices. Footwear unit volume decreased 0.6% and footwear average selling prices decreased 5.1% during the first six months of 2002 compared to the first six months of 2001. Sales percent (decreases) increases are as follows:

                        SECOND QUARTER         FIRST SIX MONTHS
                       ----------------        ----------------
                       2002        2001        2002        2001
                       ----        ----        ----        ----

Net Retail Sales       (3.7)%      (1.3)%      (3.8)%      3.2%
Same-Store Sales       (5.8)%      (4.1)%      (6.1)%     (0.1)%

Reductions in net retail sales and same-store sales reflect the weak consumer economy and a change in the Company's promotional calendar. The Company eliminated a promotion from the second quarter of 2002, which required increased markdowns in the second quarter of 2001. This action resulted in a reduction in sales but aided the improvement in profitability in the second quarter of 2002. In addition, lower inventory levels may have negatively affected sales; however, the strategy to maintain tight control of inventory enabled the Company to avoid taking additional markdowns.

COST OF SALES

Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $523.3 million in the 2002 second quarter, down 4.5% from $548.2 million in the 2001 second quarter. For the first six months of 2002, cost of sales was $1,041.8, a 2.9% decrease from $1,073.3 million in the 2001 period.

As a percentage of net retail sales, cost of sales was 67.4% in the second quarter of 2002, compared with 68.0% in the second quarter of 2001. The improvement reflects lower markdowns than last year in the second quarter, and benefits from the Company's restructuring. For the first six months of 2002, as a percentage of net retail sales, cost of sales was 68.8%, compared with 68.2% in the 2001 period. The increase in cost of sales as a percentage of net retail sales for the first six months of 2002 is due to an increase in markdowns taken in the first quarter, and the impact of lower sales on occupancy and buying costs as a percent of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $177.1 million in the second quarter of 2002, down 7.6% from $191.7 million in the second quarter of 2001. For the first six months of 2002, selling, general and administrative expenses were $353.8 million, down 6.7% from $379.1 million in the 2001 period.

As a percentage of net retail sales, selling, general and administrative expenses were 22.8% during the second quarter of 2002 compared with 23.8% in the second quarter of 2001. For the first six months of 2002, selling, general and administrative expenses as a percentage of net retail sales were 23.4% in 2002, compared with 24.1% in 2001. The improvement was the result of reducing expenses consistent with lower sales performance, planned benefits from the Company's restructuring, and lower self-insurance costs due to favorable claims experience.

INTEREST EXPENSE, NET

Interest expense decreased to $5.1 million in the second quarter of 2002 from $7.2 million in the second quarter of 2001. For the first six months of 2002, interest expense decreased to $10.6 million from $15.2 million in the same period in 2001. The decrease is the result of the repayment of long-term debt during 2002, including a $50.0 million voluntary prepayment, the maturity of interest rate swap agreements to a $120.0 million notional amount, short-term borrowings during the first quarter of 2001 under the revolving line of credit, and lower interest rates during the first six months of 2002.

EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate was 35.5% in the second quarter of 2002 and 36.5% for the first six months of 2002, compared to 38.4% in the first six months of 2001. The reduction reflects the tax impact of actions taken to restructure operations to support the increasing globalization of the Company's business. Costs associated with these actions were provided for in the restructuring charge taken in the fourth quarter of 2001 and the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash flow from operations during the six months ended August 3, 2002 was $168.9 million. This figure represented 11.2% of net retail sales in the first six months of 2002 compared with 5.4% in the comparable period in 2001. The increase in cash in the first six months of 2002 was attributed to the cash flow impact of a decrease in inventory in the first six months of 2002 compared with the first six months of 2001. Additionally, the Company experienced a large increase in accounts payable and accrued expenses during the first six months of 2002 due primarily to an increase in current income taxes payable, a decline in the fair value of the Company's interest rate swaps and timing of merchandise and non-merchandise payments.

Internally generated funds are expected to continue to be the most important component of the Company's capital resources; however, the Company may from time to time draw on its revolving credit line to fund seasonal cash flow needs.

CAPITAL EXPENDITURES

Capital expenditures during the first six months of 2002 totaled $47.3 million, including $5.5 million from the Company's joint venture partners. The Company estimates that total capital expenditures for fiscal 2002 will be $120.0 million, including a $15.0 million contribution from the Company's joint venture partners in Central and South America. The Company anticipates that cash flow from operations, the revolving credit line, and its joint venture partners will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES

As of August 3, 2002, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $17.8 million in outstanding letters of credit.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

                                     AUGUST 3,       AUGUST 4,       FEB. 2,
                                       2002            2001           2002
                                     ---------       ---------       -------

Current Ratio                           1.8             2.0            1.8
Debt-Capitalization Ratio*             30.9%           40.2%          40.0%
Fixed Charge Coverage Ratio**           1.7x            2.7x           1.7x

* Debt-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes notes payable and current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 66.1%, 71.0% and 71.7% respectively, for the periods referred to above.

** Fixed charge coverage ratio, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. The reduction in the fixed charge coverage ratio as of the first six months of 2002 compared to the first six months of 2001 is primarily attributable to the $70.0 million non-recurring charge recorded during the fourth quarter of 2001 for restructuring initiatives and asset impairments.

STORE ACTIVITY

At the end of the second quarter of 2002, the Company operated 4,960 stores offering quality family footwear and accessories in 50 states, Guam, Puerto Rico, Saipan, the U.S. Virgin Islands, Canada, Chile, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Peru, and Trinidad & Tobago. The following table presents the change in store count for the second quarter and first six months of 2002 and 2001.

                             SECOND QUARTER             FIRST SIX MONTHS
                          --------------------        --------------------
                           2002          2001          2002          2001
                          ------        ------        ------        ------

Beginning of period        4,985         4,908         4,964         4,912
Stores opened                 59            48           120           117
Stores closed                (84)          (38)         (124)         (111)
                          ------        ------        ------        ------
Ending store count         4,960         4,918         4,960         4,918
                          ======        ======        ======        ======

Included in the 2002 year-to-date store openings are 33 store openings in Central America and the Caribbean operated under a joint venture agreement. This brings total store count in this region to 99. The Company intends to open approximately 30 additional stores in this region during the remainder of 2002. Management believes this region represents an opportunity to open a total of 150 to 200 stores.

During the first six months of 2002, the Company began its expansion into South America by opening 17 stores. These stores are operated under a joint venture agreement. The Company intends to open a total of 60 South American stores during 2002 in the countries of Ecuador, Peru, and Chile. The Andean region of South America could represent approximately a 300-store opportunity.

RESTRUCTURING

During the fourth quarter of 2001, the Company initiated a restructuring plan which included the closing of its four domestic division offices, centralizing domestic retail operations in Topeka, Kansas, and the closing of 104 under-performing stores by the end of 2002. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. As of August 3, 2002, the Company has closed 71 stores and has decided to continue to operate five of the 104 under-performing stores. The remaining 28 under-performing stores are expected to close by the end of 2002. The Company expects pre-tax annualized savings from these initiatives to total $25 million to $30 million.

During the second quarter of 2002, the Company recorded an additional charge of $2.0 million for professional fees and $0.9 million for employee relocation costs associated with implementing the restructuring that was announced during the fourth quarter of 2001. These additional costs are reflected as a non-recurring item. The Company anticipates any future charges to earnings associated with the 2001 restructuring to be less than $1.0 million.

Also, during the second quarter of 2002, the Company decreased its reserve for store closings by $4.8 million and increased its reserve for division closings by $1.0 million. The net reversal of the restructuring charge of $3.8 million is reflected as a non-recurring item. The Company has estimated the cost of lease terminations for the store and division office closings based on historical costs incurred to terminate leases and based on its current progress in completing these closings. Lease termination costs represent a significant component of the restructuring charge, and the Company may negotiate lease terminations for more or less than currently estimated.

During the first six months of 2002, in an effort to enhance global sourcing initiatives and align with international expansion strategies, the Company reorganized its global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of product. As part of these cost reduction initiatives, the Company is now taking ownership of certain raw materials as the materials enter the production process. These raw materials are included in Inventories.

CRITICAL ACCOUNTING POLICIES

In preparing the accompanying condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported within the financial statements. Actual results could differ from these estimates. For more information regarding the Company's critical accounting policies, estimates and judgments, see the discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in Form 10-K for the year ended February 2, 2002.

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

FOREIGN CURRENCY RISK

Although the Company has international operating subsidiaries, the Company's exposure to foreign currency rate fluctuations is not significant to the financial condition or results of the Company.

ITEM 4 - CONTROLS AND PROCEDURES

Not applicable.

FORWARD-LOOKING STATEMENTS

This report contains, and from time to time the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings and international expansion, possible strategic alternatives and new business concepts and similar matters. Statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forward-looking statements. The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries; changes in relationships between Canada and foreign countries; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company operates stores; changes in trade and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to hire, train and retain associates; and general economic, business and social conditions in the countries from which the Company sources products, supplies or has or intends to open stores; the performance of our partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism; and strikes, work stoppages or slowdowns by Longshoremen or other unions that play a significant role in the manufacture, distribution or sale of product. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Other than as described below, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

On or about November 8, 2001, a lawsuit was commenced against the Company in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas-Salomon AG v. Payless ShoeSource, Inc. The complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

            NUMBER              DESCRIPTION

             11.1               Computation of Net Earnings Per Share*

             99.1               Statement Under Oath of the Principal Executive
                                Officer*

             99.2               Statement Under Oath of the Principal Financial
                                Officer*

             99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*

             99.4 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

    *  Filed herewith

(b) Reports on Form 8-K

    The Company filed one report on Form 8-K during the last quarter dated May 24, 2002 reporting matters under Item 4, Changes in Registrant's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PAYLESS SHOESOURCE, INC.

         Date: 9/13/02                 By: /s/ Steven J. Douglass
                                           -------------------------
                                           Steven J. Douglass
                                           Chairman of the Board and
                                           Chief Executive Officer

         Date: 9/13/02                 By: /s/ Ullrich E. Porzig
                                           -------------------------
                                           Ullrich E. Porzig
                                           Senior Vice President
                                           Chief Financial Officer
                                           and Treasurer

                                  CERTIFICATION

I, Steven J. Douglass, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Payless ShoeSource, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 13, 2002

                                       /s/ Steven J. Douglass
                                       -------------------------
                                       Steven J. Douglass
                                       Chairman of the Board and
                                       Chief Executive Officer

                                  CERTIFICATION

I, Ullrich E. Porzig, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Payless ShoeSource, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 13, 2002

                                       /s/ Ullrich E. Porzig
                                       --------------------------------------
                                       Ullrich E. Porzig
                                       Senior Vice President, Chief Financial
                                       Officer and Treasurer

                                 EXHIBIT INDEX

            EXHIBIT
            NUMBER              DESCRIPTION
            -------             -----------

             11.1               Computation of Net Earnings Per Share*

             99.1               Statement Under Oath of the Principal Executive
                                Officer*

             99.2               Statement Under Oath of the Principal Financial
                                Officer*

             99.3               Certification Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*

             99.4               Certification Pursuant to Section 906 of the
                                Sarbanes-Oxley Act of 2002 of the Senior Vice
                                President, Chief Financial Officer and
                                Treasurer*

    *  Filed herewith