Form 10-Q
period 2002-11-02
PAYLESS SHOESOURCE INC /DE/
filed 2002-12-13
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended November 2, 2002


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

                          Common Stock, $.01 par value
                    22,661,735 shares as of December 6, 2002

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

               (Dollars in millions)


          ASSETS                                           NOVEMBER 2, 2002    NOVEMBER 3, 2001     FEBRUARY 2, 2002
          ------                                           ----------------    ----------------     ----------------
        Current Assets:

             Cash and cash equivalents                      $   149.1           $    52.7             $    92.3
             Restricted cash                                     28.0                  --                   9.5
             Inventories                                        407.8               387.3                 339.5
             Current deferred income taxes                       19.9                21.0                  31.0
             Other current assets                                70.1                61.5                  64.2
                                                            ---------           ---------             ---------
                Total current assets                            674.9               522.5                 536.5

        Property and Equipment:
             Land                                                 8.0                 9.3                   8.1
             Buildings and leasehold improvements               704.8               744.4                 695.9
             Furniture, fixtures and equipment                  497.4               442.9                 450.7
             Property under capital leases                        7.3                 7.3                   7.3
                                                            ---------           ---------             ---------
                Total property and equipment                  1,217.5             1,203.9               1,162.0
             Accumulated depreciation
                and amortization                               (744.1)             (679.1)               (683.8)
                                                            ---------           ---------             ---------
                Property and equipment, net                     473.4               524.8                 478.2

        Deferred income taxes                                    22.4                23.7                  35.1
        Other assets                                             23.6                17.0                  19.4
                                                            ---------           ---------             ---------

                Total Assets                                $ 1,194.3           $ 1,088.0             $ 1,069.2
                                                            =========           =========             =========


        LIABILITIES AND SHAREOWNERS'
        ----------------------------
        EQUITY
        ------
        Current Liabilities:
             Current maturities of long-term debt           $    70.6           $    58.7             $    65.9
             Notes payable                                       28.0                  --                   9.5
             Accounts payable                                   119.0                80.7                  73.5
             Accrued expenses                                   152.9               125.4                 142.3
                                                            ---------           ---------             ---------
                Total current liabilities                       370.5               264.8                 291.2

        Long-term debt                                          159.2               260.5                 245.1
        Other liabilities                                        52.2                60.9                  59.2
        Minority interest                                        20.2                 7.4                   6.7

        Total shareowners' equity                               592.2               494.4                 467.0
                                                            ---------           ---------             ---------

                Total Liabilities and Shareowners' Equity   $ 1,194.3           $ 1,088.0             $ 1,069.2
                                                            =========           =========             =========



            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars and shares in millions, except per share)


                                                                         13 WEEKS ENDED                    39 WEEKS ENDED
                                                             -----------------------------------  ----------------------------------
                                                             NOVEMBER 2, 2002   NOVEMBER 3, 2001  NOVEMBER 2, 2002  NOVEMBER 3, 2001
                                                             ----------------   ----------------  ----------------  ----------------

Net retail sales                                              $       713.0        $     697.1       $   2,227.4        $   2,271.4

Cost of sales                                                         483.6              498.9           1,525.3            1,572.2

Selling, general and administrative expenses                          180.6              170.2             534.4              549.3

Non-recurring item                                                     (1.2)                --              (2.1)                --
                                                             --------------     --------------    --------------     --------------

Operating profit                                                       50.0               28.0             169.8              149.9

Interest expense, net                                                   4.6                6.7              15.3               22.0
                                                             --------------     --------------    --------------     --------------

Earnings  before  income taxes and minority
interest                                                               45.4               21.3             154.5              127.9

Provision for income taxes                                             16.5                8.2              56.4               49.1
                                                             --------------     --------------    --------------     --------------
Earnings before minority interest                                      28.9               13.1              98.1               78.8

Minority interest                                                       0.7                0.2               2.6                0.6
                                                             --------------     --------------    --------------     --------------

Net Earnings                                                  $        29.6        $      13.3       $     100.7        $      79.4
                                                             ==============     ==============    ==============     ==============


Diluted Earnings per Share                                    $        1.30        $      0.59       $      4.42        $      3.50
                                                             ==============     ==============    ==============     ==============

Basic Earnings per Share                                      $        1.31        $      0.60       $      4.46        $      3.57
                                                             ==============     ==============    ==============     ==============

Diluted Weighted Average Shares Outstanding                            22.8               22.6              22.8               22.7
                                                             ==============     ==============    ==============     ==============

Basic Weighted Average Shares Outstanding                              22.7               22.2              22.6               22.2
                                                             ==============     ==============    ==============     ==============




            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                               (Dollars in millions)

                                                           39 WEEKS ENDED
                                                    ---------------------------
                                              NOVEMBER 2, 2002       NOVEMBER 3, 2001
                                             -----------------       -----------------
Operating Activities:
 Net earnings                                    $  100.7              $   79.4
 Adjustments for non-cash items included
 in net earnings:
     Loss on disposal of assets                       3.0                   9.2
     Depreciation and amortization                   75.5                  76.8
     Amortization of unearned
        restricted stock                              0.9                   3.5
     Deferred income taxes                           23.8                  (2.7)
     Minority interest                               (2.6)                 (0.6)
Changes in working capital:
 Inventories                                        (68.3)                (31.7)
 Other current assets                                (5.9)                 (7.7)
 Accounts payable                                    45.5                  (8.3)
 Accrued expenses                                    10.6                   2.1
Other assets and liabilities, net                    (7.3)                  2.8
                                                 --------              --------

Total Operating Activities                          175.9                 122.8
                                                 --------              --------

Investing Activities:
 Capital expenditures                               (76.3)                (92.5)
 Disposition of property and equipment                2.6                   0.4
                                                 --------              --------

Total Investing Activities                          (73.7)                (92.1)
                                                 --------              --------

Financing Activities:
   Issuance of notes payable                         18.5                    --
   Restricted cash                                  (18.5)                   --
   Repayment of long-term debt                      (81.2)                 (6.4)
   Net issuances of common stock                     19.8                  11.5
   Contributions by minority owners                  16.4                   6.8
   Other investing activities                        (0.4)                 (0.3)
                                                 --------              --------

Total Financing Activities                          (45.4)                 11.6
                                                 --------              --------

Increase in Cash and Cash Equivalents                56.8                  42.3
Cash and Cash Equivalents, Beginning of Year         92.3                  10.4
                                                 ========              ========
Cash and Cash Equivalents, End of Period         $  149.1              $   52.7
                                                 ========              ========

Cash paid during the period:
   Interest                                      $   18.0              $   24.3
   Income Taxes                                      16.6                  41.7



            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation (the "Company"), have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 20-25) in the Company's 2001 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the three-month period and nine-month period ended November 2, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending February 1, 2003.

NOTE 2. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Raw material and in-transit inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $21.0 million are included in Inventories at November 2, 2002. There were no raw materials in Inventories at November 3, 2001 or February 2, 2002, respectively.

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

NOTE 4. REVOLVING CREDIT LINE. As of November 2, 2002, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $17.8 million in outstanding letters of credit.

NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In order to mitigate the Company's exposure to fluctuations in interest rates, the Company has entered into a series of interest rate swap agreements whereby the Company will receive interest at the three-month LIBOR rate on a $120.0 million notional amount and pay a weighted average rate of 6.9%. The interest-rate swaps expire in 2003.

Effective February 4, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company's interest rate swap agreements have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the condensed consolidated statement of earnings. As the critical terms of the Company's interest rate swap agreements match those of the related hedged obligations, the Company has concluded that there is no ineffectiveness in its hedges, and as a result, the adoption of SFAS No. 133 had no impact on net earnings.

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

During the three months ended November 2, 2002, the Company recorded an after-tax loss of $0.2 million ($0.3 million pre-tax) to other accumulated comprehensive income, representing the decline in fair value of its interest rate swap agreements. At November 2, 2002, the Company had a cumulative after-tax loss of $2.7 million ($4.3 million pre-tax) included in other accumulated comprehensive income related to its interest rate swap agreements on a notional amount of $120.0 million. The resulting liability is reflected in other current liabilities in the accompanying condensed consolidated balance sheet. The pre-tax loss is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate debt obligations affects earnings. During the three months ended November 2, 2002, $1.0 million of after-tax losses ($1.6 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense. Over the course of the next twelve months, based on current fair values, approximately $2.7 million of after-tax losses ($4.3 million pre-tax) in accumulated other comprehensive income related to interest rate swap agreements are expected to be reclassified into interest expense as a yield adjustment on the Company's variable-rate long-term debt.

NOTE 6. RESTRUCTURING CHARGE. During the fourth quarter of 2001, the Company recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million, of which $6.1 million was paid during 2001. As part of the restructuring, the Company centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. The Company also announced its intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. The remaining Parade locations will be concentrated in the Northeast and selected major metropolitan areas. As of November 2, 2002, the Company has closed 85 stores and has decided to continue to operate six of the 104 under-performing stores. The remaining 13 under-performing stores are expected to close by the end of fiscal 2002. The Company also eliminated a total of 230 positions in conjunction with the restructuring. The table below presents the activity of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of November 2, 2002. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews.



(Dollars in millions)
                                     PRE-TAX 2001  CASH PAID   ACCRUED AS OF  PRE-TAX 2002   CASH PAID                ACCRUED AS OF
                                     CASH CHARGE    IN 2001    FEB. 2, 2002   CASH CHARGE     IN 2002    ADJUSTMENTS   NOV. 2 2002
                                     -----------    -------    ------------   -----------     -------    -----------   -----------
Store closings (including lease
    terminations and employee
    termination costs)                  $  17.6     $ ( --)      $  17.6      $   --         $  (7.9)      $ (4.8)       $  4.9
Division closings (including lease
    terminations and employee
    termination costs)                      3.3       (0.2)          3.1          --            (1.9)         1.0           2.2
Corporate employee termination costs        8.0       (1.4)          6.6          --            (6.4)          --           0.2
Professional fees                           6.4       (3.6)          2.8         2.0            (3.7)          --           1.1
Inventory liquidation costs (recorded
    as a component of cost of sales)        4.4        (--)          4.4          --            (2.4)        (1.5)          0.5
Other restructuring related costs           1.7       (0.9)          0.8         1.2            (2.0)          --            --
                                        -------     ------       -------      ------         -------       ------        ------

      Total                             $  41.4     $ (6.1)      $  35.3      $  3.2         $ (24.3)      $ (5.3)       $  8.9
                                        =======     ======       =======      ======         =======       ======        ======



During the third quarter of 2002, the Company recorded an additional charge of $0.3 million for relocation costs associated with implementing the restructuring that was announced during the fourth quarter of 2001. These additional costs are reflected in the accompanying condensed consolidated statement of earnings as a non-recurring item. The Company anticipates that future charges to earnings associated with the 2001 restructuring to be less than $0.7 million. Also, during the third quarter of 2002, the Company decreased its reserve for inventory liquidations by $1.5 million. This reversal is reflected in the accompanying condensed consolidated statement of earnings as a non-recurring item.

During the second quarter of 2002, the Company recorded an additional charge of $2.0 million for professional fees and $0.9 million for employee relocation costs associated with implementing the 2001 restructuring. These additional costs are reflected in the accompanying condensed consolidated statement of earnings as a non-recurring item. Also, during the second quarter of 2002, the Company decreased its reserve for store closings by $4.8 million and increased its reserve for division closings by $1.0 million. The net reversal of $3.8 million is reflected in the accompanying condensed consolidated statement of earnings as a non-recurring item.

During 2002, in an effort to enhance global sourcing initiatives and align with international expansion strategies, the Company reorganized its global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of product. As part of these cost reduction initiatives, the Company is now taking ownership of certain raw materials as the materials enter the production process. These raw materials are included in Inventories.

NOTE 7. INCOME TAXES. The Company's effective income tax rate for fiscal year 2002 has been reduced to 36.5 percent from 38.4 percent during the third quarter of 2001. The reduction reflects the tax impact of actions taken to restructure operations to support the increasing globalization of the Company's business. Costs associated with these actions were provided for in the restructuring charge taken in the fourth quarter of 2001 and the second quarter of 2002.

NOTE 8. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:


    (Dollars in millions)
                                                                               13 WEEKS ENDED                39 WEEKS ENDED
                                                                               --------------                --------------
                                                                        NOVEMBER 2,    NOVEMBER 3,     NOVEMBER 2,     NOVEMBER 3,
                                                                        -----------    -----------     -----------     -----------
                                                                           2002           2001           2002            2001
                                                                           ----           ----           ----            ----

Net Income                                                               $  29.6        $  13.3        $  100.7        $  79.4
Other Comprehensive Loss:
     After-tax cumulative effect of a change
       in accounting for derivatives                                          --             --              --           (4.7)
     Change in fair value of derivatives                                    (0.2)          (3.0)           (1.4)          (5.0)
     Derivative losses reclassified into interest
       expense                                                               1.0            1.2             4.5            2.9
     Foreign currency translation adjustments                                0.9           (2.2)            0.8           (2.8)
                                                                         -------        -------        --------        -------
        Total other comprehensive gain (loss)                                1.7           (4.0)            3.9           (9.6)

Total Comprehensive Income                                               $  31.3        $   9.3        $  104.6        $  69.8
                                                                         =======        =======        ========        =======



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

NOTE 12. CONTINGENCIES. On or about November 8, 2001, a lawsuit was commenced against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment. An estimate of the possible loss, if any, or the range of loss cannot be made.

On or about January 18, 2000, a lawsuit was commenced against the Company in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The complaint seeks injunctive relief, unspecified treble monetary damages, attorneys' fees, interest and costs for patent infringement. The Company believes it has meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made.

NOTE 13. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. Effective fiscal 2002, the Company adopted the provision of Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets to Be Disposed Of" ("SFAS 144"). This statement addresses accounting and reporting for the impairment or disposal of long-lived assets. The statement superseded SFAS 121, while retaining many of the fundamental provisions covered by that statement. SFAS 144 differs fundamentally from SFAS 121 in that goodwill and other intangible assets that are not amortized are excluded from the scope of SFAS 144. Additionally, SFAS 144 addresses and clarifies implementation and estimation issues arising from Statement No. 121.

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

During April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This Statement rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS 13, "Accounting for Leases," so that certain lease modifications that have economic effects that are similar to sale-leaseback transactions are accounted for the same way as sale-leaseback transactions. Additionally, SFAS 13 is amended so that the original lessee under an operating lease agreement that becomes secondarily liable shall recognize the fair value of the guarantee obligation. SFAS 145 also stipulates that gains or losses on extinguishment of debt would have to meet the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to be classified as an extraordinary item. In addition, extraordinary gains and losses on extinguishment of debt in prior periods presented would require reclassification. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The application of SFAS 145 is not expected to have a material impact on the Company's condensed consolidated financial statements.

On July 30, 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is different from EITF Issue No. 94-3 in that SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity only when the liability is incurred, that is when it meets the definition of a liability in the FASB's conceptual framework. SFAS 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The application of this statement is not expected to have an impact on the Company's exit activity initially applied prior to the adoption of SFAS 146; however, the adoption of SFAS 146 can be expected to impact the timing of liability recognition associated with any future exit activities.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended November 2, 2002 (2002), and November 3, 2001
(2001).

NET EARNINGS

Net earnings totaled $29.6 million in the third quarter of 2002 compared with $13.3 million in the third quarter of 2001. For the first nine months of 2002 net earnings were $100.7 million, compared with $79.4 million in the 2001 period.

The following table presents the components of costs and expenses, as a percent of revenues, for the third quarter and first nine months of 2002 and 2001.

                                                                            THIRD QUARTER              FIRST NINE MONTHS
                                                                            -------------              -----------------
                                                                         2002           2001          2002           2001
                                                                         ----           ----          ----           ----
            Cost of sales                                                67.8%          71.6%         68.5%          69.2%

            Selling, general and administrative expense                  25.3           24.4          24.0           24.2

            Non-recurring item                                           (0.1)            --          (0.1)            --
                                                                         ----           ----          ----           ----

            Operating profit                                              7.0            4.0           7.6            6.6

            Interest expense, net                                         0.6            0.9           0.7            1.0
                                                                         ----           ----          ----           ----

            Earnings before income taxes and minority interest            6.4            3.1           6.9            5.6

            Effective income tax rate*                                   36.5%          38.4%         36.5%          38.4%
                                                                         ----           ----          ----           ----

            Earnings before minority interest                             4.1            1.9           4.4            3.5

            Minority interest                                             0.1             --           0.1             --
                                                                         ----           ----          ----           ----

            Net Earnings                                                  4.2%           1.9%          4.5%           3.5%
                                                                         ====           ====          ====           ====
            * Percent of pre-tax earnings


NET RETAIL SALES

Net retail sales represent the sales of stores operating during the period. Same-store sales represent sales of stores open during comparable periods. During the third quarter of 2002 total sales increased 2.3% compared with the third quarter of 2001, consisting of a 15.5% increase in unit volume and an 11.5% decrease in average selling prices, primarily reflecting the growth of the Company's accessories sales. Footwear unit volume increased 4.6% and footwear average selling prices decreased 4.2% in the third quarter of 2002 compared with the third quarter of 2001. During the first nine months of 2002 total sales decreased 1.9% compared with the same period in 2001, consisting of a 12.2% increase in unit volume and a 12.6% decrease in average selling prices. Footwear unit volume increased 0.8% and footwear average selling prices decreased 4.7% during the first nine months of 2002 compared with the first nine months of 2001. The reduction in footwear average selling prices was offset with reduced product costs. Sales percent (decreases) increases are as follows:

                                                    THIRD QUARTER                  FIRST NINE MONTHS
                                                    -------------                  -----------------
                                               2002           2001               2002             2001
                                               ----           ----               ----             ----
            Net Retail Sales                   2.3%          (3.6)%             (1.9)%            1.0%
            Same-Store Sales                   0.7%          (6.3)%             (4.0)%           (2.1)%

Improvements in net retail sales and same-store sales in the third quarter of 2002 reflect the favorable performance in women's footwear as a result of efforts designed to offer more fashion-forward merchandise. Women's boots and casual shoes performed very well. The accessories business also contributed with a double-digit same-store sales increase. Sales were weaker in children's and men's footwear.

Reductions in net retail sales and same-store sales for the first nine months of the year reflect the weak consumer economy. In addition, lower inventory levels maintained during the first six months of the year may have negatively impacted sales; however, the strategy to maintain tight control of inventory enabled the Company to avoid taking additional markdowns.

COST OF SALES

Cost of sales includes cost of merchandise sold, buying and occupancy costs. Cost of sales was $483.6 million in the 2002 third quarter, down 3.1% from $498.9 million in the 2001 third quarter. For the first nine months of 2002, cost of sales was $1,525.3 million, a 3.0% decrease from $1,572.2 million in the 2001 period.

As a percentage of net retail sales, cost of sales was 67.8% in the third quarter of 2002, compared with 71.6% in the third quarter of 2001. The improvement resulted from reduced promotional activity during the quarter and lower merchandise costs compared to the same period last year, partially offset by costs incurred from actions taken in response to the work stoppage at the ports on the West Coast. For the first nine months of 2002, as a percentage of net retail sales, cost of sales was 68.5%, compared with 69.2% in the 2001 period. The decrease in cost of sales as a percentage of net retail sales for the first nine months of 2002 is due to lower merchandise costs compared to the same period last year and benefits associated with the Company's restructuring. The Company anticipates that additional costs will be incurred during the fourth quarter of 2002 from actions taken in response to the work stoppage at the ports on the West Coast.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $180.6 million, 25.3% of net retail sales, in the third quarter of 2002, up 6.1% from $170.2 million, 24.4% of net retail sales, in the third quarter of 2001. The increase is primarily due to additional accruals for employee incentive programs. For the first nine months of 2002, selling, general and administrative expenses were $534.4 million, 24.0% of net retail sales, down 2.7% from $549.3 million, 24.2% of net retail sales, in the 2001 period. The decrease is primarily the result of planned benefits associated with the Company's restructuring.

INTEREST EXPENSE, NET

Interest expense decreased to $4.6 million in the third quarter of 2002 from $6.7 million in the third quarter of 2001. For the first nine months of 2002, interest expense decreased to $15.3 million from $22.0 million in the same period in 2001. The decrease is the result of the repayment of long-term debt during 2002, including a $50.0 million voluntary prepayment in the second quarter of 2002, the maturity of interest rate swap agreements, short-term borrowings during the first quarter of 2001 under the revolving line of credit versus no borrowings in 2002, and lower interest rates during the first nine months of 2002.

EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate was 36.5% in the third quarter and for the first nine months of 2002, compared with 38.4% in the first nine months of 2001. The reduction reflects the tax impact of actions taken to restructure operations to support the increasing globalization of the Company's business. Costs associated with these actions were provided for in the restructuring charge taken in the fourth quarter of 2001 and the second quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash flow from operations during the nine months ended November 2, 2002, was $175.9 million. This figure represented 7.9% of net retail sales in the first nine months of 2002 compared with 5.0% in the comparable period in 2001. The increase in cash in the first nine months of 2002 was attributed to the improvement in earnings, realization of deferred tax assets and the cash flow impact of an increase in accounts payable due to the timing of merchandise and non-merchandise payments.

Internally generated funds are expected to continue to be the most important component of the Company's capital resources; however, the Company may from time to time draw on its revolving credit line to fund seasonal cash flow needs.

CAPITAL EXPENDITURES

Capital expenditures during the first nine months of 2002 totaled $76.3 million, including $8.6 million from the Company's joint venture partners. The Company estimates that total capital expenditures for fiscal 2002 will be $110.0 million, including a $10.0 million contribution from the Company's joint venture partners in Central and South America. The Company anticipates that cash flow from operations, the revolving credit line, and its joint venture partners will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES

As of November 2, 2002, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $17.8 million in outstanding letters of credit. During the second quarter of 2002, a voluntary prepayment of $50.0 million was made on the Company's term loan. The Company's financial commitments include required principal payments on the term loan and required payments under operating leases and capital leases as of November 2, 2002, as follows:


(Dollars in millions)
                                  YEAR                     TERM LOAN         OPERATING LEASES     CAPITAL LEASES        OTHER
                                  ----                     ---------         ----------------     --------------        -----


                            Remainder of 2002              $    9.5            $     63.7            $  0.3       $       0.1
                                   2003                        82.0                 232.2               0.8               0.4
                                   2004                       106.0                 188.5               0.7               1.0
                                   2005                        28.1                 149.3               0.5                --
                                   2006                          --                 120.4               0.5                --
                                Thereafter                       --                 298.0               0.6                --
                                                           --------            ----------            ------       -----------

                                   Total                   $  225.6            $  1,052.1            $  3.4       $       1.5
                                                           ========            ==========            ======       ===========


The Company also maintains demand notes payable of $28.0 million entered into to efficiently finance its Latin American subsidiaries. The Company maintains cash balances of $28.0 million in certificates of deposit as compensating balances to collateralize the notes payable. The certificates of deposit are reflected as restricted cash in the accompanying condensed consolidated balance sheet.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

                                                     NOVEMBER 2, 2002      NOVEMBER 3, 2001          FEBRUARY 2, 2002
                                                     ----------------      ----------------          ----------------
                  Current Ratio                             1.8                  2.0                       1.8
                  Debt-Capitalization Ratio*               30.3%                39.2%                     40.0%
                  Fixed Charge Coverage Ratio**             1.9x                 2.4x                      1.7x


* Debt-capitalization has been computed by dividing total debt, which includes current and long-term capital lease obligations, by capitalization, which includes notes payable and current and long-term capital lease obligations, non-current deferred income taxes and equity. The debt-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and capitalization, would be 65.0%, 70.1% and 71.7% respectively, for the periods referred to above. The reduction in the debt to capitalization ratio reflects payments made on the Company's outstanding indebtedness and an increase in equity due to the Company's earnings.

** Fixed charge coverage ratio, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. The reduction in the fixed charge coverage ratio as of the first nine months of 2002 compared with the first nine months of 2001 is primarily attributable to the $70.0 million non-recurring charge recorded during the fourth quarter of 2001 for restructuring initiatives and asset impairments.

STORE ACTIVITY

At the end of the third quarter of 2002, the Company operated 4,962 stores offering quality family footwear and accessories in 50 states, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, Chile, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Peru, and Trinidad & Tobago. The following table presents the change in store count for the third quarter and first nine months of 2002 and 2001.

                                          THIRD QUARTER                FIRST NINE MONTHS
                                          -------------                -----------------
                                      2002            2001            2002            2001
                                      ----            ----            ----            ----
        Beginning of period          4,918           4,912           4,960           4,964
        Stores opened                   40              96             160             213
        Stores closed                  (38)            (50)           (162)           (161)
                                     -----           -----           -----           -----

        Ending store count           4,962           4,964           4,962           4,964
                                     =====           =====           =====           =====

Included in the 2002 year-to-date store openings are 35 store openings in Central America and the Caribbean operated under a joint venture agreement. This brings total store count in this region to 101. The Company intends to open approximately nine additional stores in this region during the remainder of 2002. Management believes this region represents an opportunity to open a total of 150 to 200 stores.

During the first nine months of 2002, the Company began its expansion into South America by opening 29 stores. These stores are operated under a joint venture agreement. The Company intends to open a total of approximately 35 South American stores during 2002 in the countries of Ecuador, Peru, and Chile. The Andean region of South America could represent approximately a 300-store opportunity.


RESTRUCTURING

During the fourth quarter of 2001, the Company initiated a restructuring plan which included the closing of its four domestic division offices, centralizing domestic retail operations in Topeka, Kansas, and the closing of 104 under-performing stores by the end of 2002. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. As of November 2, 2002, the Company has closed 85 stores and has decided to continue to operate six of the 104 under-performing stores. The remaining 13 under-performing stores are expected to close by the end of fiscal 2002. The Company expects pre-tax annualized savings from these initiatives to total $25.0 million to $30.0 million.


(Dollars in millions)
                                     PRE-TAX 2001  CASH PAID   ACCRUED AS OF  PRE-TAX 2002   CASH PAID                ACCRUED AS OF
                                     CASH CHARGE    IN 2001    FEB. 2, 2002   CASH CHARGE     IN 2002   ADJUSTMENTS    NOV. 2 2002
                                     -----------    -------    ------------   -----------     -------   -----------    -----------
Store closings (including lease
    terminations and employee
    termination costs)                $  17.6     $   (--)      $  17.6       $    --      $  (7.9)       $ (4.8)       $  4.9
Division closings (including lease
    terminations and employee
    termination costs)                    3.3        (0.2)          3.1            --         (1.9)          1.0           2.2
Corporate employee termination costs      8.0        (1.4)          6.6            --         (6.4)           --           0.2
Professional fees                         6.4        (3.6)          2.8           2.0         (3.7)           --           1.1
Inventory liquidation costs (recorded as
    a component of cost of sales)         4.4         (--)          4.4            --         (2.4)         (1.5)          0.5
Other restructuring related costs         1.7        (0.9)          0.8           1.2         (2.0)           --            --
                                      -------     -------       -------       -------      -------        ------        ------

      Total                           $  41.4     $  (6.1)      $  35.3       $   3.2      $ (24.3)       $ (5.3)       $  8.9
                                      =======     =======       =======       =======      =======        ======        ======


During the third quarter of 2002, the Company recorded an additional charge of $0.3 million for relocation costs associated with implementing the restructuring that was announced during the fourth quarter of 2001. These additional costs are reflected in the accompanying condensed consolidated statement of earnings as a non-recurring item. The Company anticipates that future charges to earnings associated with the 2001 restructuring to be less than $0.7 million. Also, during the third quarter of 2002, the Company decreased its reserve for inventory liquidations by $1.5 million. This reversal is reflected in the accompanying condensed consolidated statement of earnings as a non-recurring item. The net non-recurring item of $1.2 million benefited diluted earnings per share by $0.03 in the third quarter of 2002.

During the second quarter of 2002, the Company recorded an additional charge of $2.0 million for professional fees and $0.9 million for employee relocation costs associated with implementing the 2001 restructuring. These additional costs are reflected in the accompanying condensed consolidated statement of earnings as a non-recurring item. Also, during the second quarter of 2002, the Company decreased its reserve for store closings by $4.8 million and increased its reserve for division closings by $1.0 million. The net reversal of $3.8 million is reflected in the accompanying condensed consolidated statement of earnings as a non-recurring item. The net non-recurring item of $0.9 million benefited diluted earnings per share by $0.03 in the second quarter of 2002.

During 2002, in an effort to enhance global sourcing initiatives and align with international expansion strategies, the Company reorganized its global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of product. As part of these cost reduction initiatives, the Company is now taking ownership of certain raw materials as the materials enter the production process. These raw materials are included in Inventories.


CRITICAL ACCOUNTING POLICIES

In preparing the accompanying condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported within the financial statements. Actual results could differ from these estimates. For more information regarding the Company's critical accounting policies, estimates and judgments, see the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended February 2, 2002.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, with the participation of the Company's management group, have evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls since the date such controls were evaluated.

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

On or about November 8, 2001, a lawsuit was commenced against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment. An estimate of the possible loss, if any, or the range of loss cannot be made.

On or about January 18, 2000, a lawsuit was commenced against the Company in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The complaint seeks injunctive relief, unspecified treble monetary damages, attorneys' fees, interest and costs for patent infringement. The Company believes it has meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
                     NUMBER                       DESCRIPTION

                      11.1           Computation of Net Earnings Per Share*
                      99.1           Certification Pursuant to Section 906
                                     of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*
                      99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*
    * Filed herewith

(b)      Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  PAYLESS SHOESOURCE, INC.


      Date: 12/13/02                          By: /s/ Steven J. Douglass
                                                  -----------------------
                                                       Steven J. Douglass
                                                       Chairman of the Board and
                                                       Chief Executive Officer



      Date: 12/13/02                           By: /s/ Ullrich E. Porzig
                                                   ---------------------
                                                       Ullrich E. Porzig
                                                       Senior Vice President
                                                       Chief Financial Officer
                                                       and Treasurer

                                  CERTIFICATION

     I, Steven J. Douglass, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Payless ShoeSource, Inc., a Delaware corporation;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002


                                                /s/  Steven J. Douglass
                                                -----------------------
                                                Steven J. Douglass
                                                Chairman of the Board and
                                                Chief Executive Officer

                                  CERTIFICATION

     I, Ullrich E. Porzig, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Payless ShoeSource, Inc., a Delaware corporation;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002


                                                /s/  Ullrich E. Porzig
                                                ----------------------
                                                Ullrich E. Porzig
                                                Senior Vice President,
                                                Chief Financial Officer and
                                                Treasurer

                                  EXHIBIT INDEX


      NUMBER              DESCRIPTION

       11.1   Computation of Net Earnings Per Share

       99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer

       99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer