Form 10-K
period 2003-02-01
PAYLESS SHOESOURCE INC /DE/
filed 2003-04-18
CIK 1060232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2003
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
(Registrant’s telephone number,
including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.01 per share	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes [X] No [   ]

The aggregate market value of Registrant’s Common Stock held by non-affiliates based on the closing price of $14.60 on August 2, 2002, was $986,619,586. For purposes of this disclosure, the Registrant has assumed that its Directors and Executive Officers are affiliates of the Registrant.

The Registrant had 67,972,693 shares of $.01 par value Common Stock issued and outstanding as of April 10, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the Company’s Annual Report to Shareowners for the fiscal year ended February 1, 2003, (the “2002 Annual Report”) are incorporated into Part II, as described herein.

2.     Portions of the Company’s 2003 Proxy Statement for the Annual Meeting to be held on May 22, 2003, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

This report contains, and from time to time the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, international expansion, possible strategic alternatives, new business concepts, fashion trends and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company’s business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries; changes in relationships between Canada and foreign countries; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company operates stores; changes in trade, customs, and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to hire, train and retain associates; general economic, business and social conditions in the countries from which the Company sources products, supplies or has or intends to open stores; the performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions that play a significant role in the manufacture, distribution or sale of product. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

Payless ShoeSource, Inc.
Form 10-K Annual Report
For the fiscal year ended February 1, 2003

PART I

ITEM 1.	BUSINESS

GENERAL

Payless ShoeSource, Inc., a Delaware corporation, together with its subsidiaries, (“Payless,” or the “Company”) is the largest family footwear retailer in the Western Hemisphere with $2.88 billion in net sales for the fiscal year ended February 1, 2003 (“2002”). The Company sold approximately 217 million pairs of footwear in 2002.

As of year end, the Company operated 4,992 stores in four retail formats, Payless ShoeSource, Parade, Bundles/Tootsies and Luster. Adjacencies are not considered as additional stores when determining store count. Adjacencies are generally when two or more of the Company’s retail concepts are placed side-by-side, generally without a full wall separating them.

As of February 1, 2003, the Company operated 4,781 Payless ShoeSource® stores in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, Saipan, Canada, Chilé, Costa Rica, Dominican Republic, El Salvador, Ecuador, Guatemala, Honduras, Nicaragua, Panama, Peru, and Trinidad and Tobago. Payless ShoeSource stores feature fashionable, quality footwear for men, women and children, including athletic, casual, dress, sandals, work and fashion boots, slippers and accessories.

As of the end of the fiscal year, the Company operated 194 Parade® stores in 18 states, the District of Columbia and Puerto Rico. Parade offers fashionable women’s leather and fine fabric footwear and accessories at moderate prices.

As of the end of the fiscal year, the Company operated 16 Bundlessm/Tootsies stand-alone stores and 8 Bundles/Tootsies adjacency stores primarily in New York City and its suburbs. Bundles/Tootsies stores feature value-priced specialty products including socks, hosiery, sleepwear and undergarments. At the year end, the Company also operated 3 Lustersm concept stores adjacent to Payless® stores and 1 stand-alone Luster concept store. The Company has determined to close the Luster concept stores.

The Company also operates one of the world’s largest centralized shoe dyeing facilities.

EXPANSION

In November 2001, the Company announced a joint venture agreement with South America Local Partners, S.A., a holding company formed principally by South American local partners, to open and operate Payless ShoeSource family footwear stores in the Andean region of South America. These stores offer a selection of footwear and accessories that is similar to that available at other Payless ShoeSource locations. The Company opened its first store in Ecuador in March 2002, its first store in Peru in May 2002, and its first store in Chilé in August 2002.

The Company is also currently testing various concepts related to its core business including wholesaling shoes, selling selected footwear in other retail chains and selling its gift cards through other retailers.

STORES

During 2002, the Company had a net increase of 91 Payless ShoeSource stores (230 openings and 139 closings) and a net decrease of 64 Parade stores (1 opening and 65 closings) and 1 Luster stand-alone store. Year-end 2002 store count was 4,781 Payless ShoeSource stores, 194 Parade stores, and 16 Bundles/Tootsies stores and 1 Luster stand-alone store. In addition, there were 11 Bundles and 3 Luster adjacencies.

HISTORY

The Company was founded in Topeka, Kansas in 1956 with a strategy of selling low-cost, high-quality family footwear on a self-service basis. In 1962, Volume Distributors, as the Company was known at the time, became a public company. In 1979, the Company (then called Volume Shoe Corporation) was acquired by The May Department Stores Company of St. Louis, Missouri (“May”). The Company changed its name to Payless ShoeSource, Inc. in 1991. On May 4, 1996, Payless became an independent public company incorporated in Missouri as a result of its spin-off from May. In June 1998, Payless was reorganized into a holding company structure with the domestic retail operations centralized in Payless ShoeSource, Inc., a Missouri corporation, an indirect, wholly-owned subsidiary of Payless ShoeSource, Inc., a Delaware corporation. The Company is listed for trading on the New York Stock Exchange under the symbol “PSS.”

PAYLESS SHOESOURCE STORES

The Company’s Payless ShoeSource stores operate in rural, suburban and urban environments. The 10 states or Canadian provinces with the largest concentration of the Company’s Payless ShoeSource stores are identified below (along with the total number of Payless ShoeSource stores including ShopKo® locations):

STATE/PROVINCE	NO. OF PAYLESS SHOESOURCE STORES

CALIFORNIA	616
TEXAS	390
FLORIDA	271
NEW YORK	261
ILLINOIS	207
PENNSYLVANIA	181
OHIO	165
MICHIGAN	150
NEW JERSEY	128
ONTARIO, CANADA	118
TOTAL UNITED STATES	4,344
TOTAL CANADA	274
TOTAL CENTRAL AMERICA & CARIBBEAN	121
TOTAL SOUTH AMERICA	42

The Company’s Payless ShoeSource stores each have an electronic point of sale register (excluding the ShopKo locations) and a back office computer. The store computer (except ShopKo locations) can provide price look-up, communications with the Company’s headquarters in Topeka, Kansas and other functions. Store associates receive regular weekly communications from the Company’s headquarters describing promotional and display requirements.

Each retail location is assigned to a district and is managed by a local store manager. To the extent located in a district, districts include Payless ShoeSource, Parade, Bundles/Tootsies and Luster stores. Store Managers report to district managers who in turn report to directors of retail operations who have full responsibility for the stores in their region. The directors of retail operations in return report to one of three senior officers. Two senior officers are responsible for store operations in the United States, Guam and Saipan and one senior officer is responsible for store operations in Canada, Central America and the Caribbean, South America, Puerto Rico and the U.S. Virgin Islands. Loss prevention, inventory control functions, human resources, merchandising support and other more general support services, are generally provided from the Company’s headquarters.

PAYLESS SHOESOURCE STORES IN THE UNITED STATES, CANADA, PUERTO RICO AND THE U.S. VIRGIN ISLANDS

Payless ShoeSource has 4,618 locations in the United States and Canada (including ShopKo® locations and 71 stores in Puerto Rico and the U.S. Virgin Islands), of which 656 incorporate a “Payless Kids®”area and 1 location is exclusively, a “Payless Kids” store. The average size of the Company’s Payless ShoeSource stores in the United States and Canada is approximately 3,200 square feet. During 2002, each store carried on average 8,000 pairs of shoes selected from approximately 500 styles offered. Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers and leased departments in ShopKo stores. Locations incorporating a “Payless Kids” have approximately 1,000 additional square feet of selling space devoted to an expanded assortment of children’s shoes. The stores that include a “Payless Kids” area and the stand-alone “Payless Kids” store have wider aisles, children-friendly seating and an entertainment center for children. Stores incorporating a “Payless Kids” area are located throughout the United States.

The average Payless ShoeSource store in the United States and Canada has between four and six associates, including a store manager.

Shopko® is a registered servicemark of Shopko Stores, Inc.

PAYLESS SHOESOURCE® STORES IN CENTRAL AMERICA, THE CARIBBEAN AND SOUTH AMERICA

As of February 1, 2003, the Company was operating 121 Payless ShoeSource stores in Costa Rica, Guatemala, El Salvador, Dominican Republic, Honduras, Nicaragua, Panama and Trinidad and Tobago (“Central America and the Caribbean”). As of February 1, 2003, the Company was operating 42 stores in Ecuador, Chilé and Peru (“South America”). The average size of the Company’s Payless ShoeSource stores in Central America and the Caribbean are approximately 2,700 square feet. The average size of the Company’s Payless ShoeSource stores in South America are approximately 2,500 square feet. During 2002, each store carried on average approximately 10,000 pairs of shoes selected from approximately 450 styles offered. Internationally, Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, and strip centers.

At year end, the average Payless ShoeSource store in Central America and the Caribbean had approximately five associates including a store manager. The average store in South America had approximately six associates including a store manager.

PARADE STORES

Parade stores emphasize the retail sale of fashionable, quality, primarily leather women’s shoes. As of February 1, 2003, the Company operated 194 Parade stores. During 2001, Parade integrated into Payless ShoeSource rather than being operated as a separate division.

Major markets include New York City, Chicago, Boston, Philadelphia, Washington, D.C., Miami, Detroit and Puerto Rico. Parade locations are concentrated in the Northeast and selected major metropolitan areas. The average size of a Parade store is approximately 2,350 square feet. During 2002, each store carried on average 4,300 pairs of shoes. The Parade stores operate in a variety of real estate formats including shopping malls, central business districts and strip centers.

BUNDLES/TOOTSIES

As of February 1, 2003, the Company operated 16 Bundles/Tootsies stand-alone locations primarily in New York City and its suburbs. Bundles/Tootsies stores carry a wide variety of socks, underwear, sleepwear and accessories. The Bundles/Tootsies stores average approximately 1,350 square feet. To leverage its investment in Bundles/Tootsies, since the third quarter of 2001, the Company has offered Bundles® merchandise, including an expanded line of athletic and fashion socks, in all Payless ShoeSource stores.

DYELIGHTSsm

The Company operates one of the world’s largest shoe dyeing facilities through its indirect wholly-owned subsidiary, Dyelights, Inc. (“Dyelights”). Currently, Dyelights dyes shoes exclusively offered through the Company’s Parade and Payless ShoeSource stores. It is possible that Dyelights could provide similar services for third parties in the future, however, no assurance can be made as to the ability of Dyelights to attract third-party customers.

Customers select the color they would like their shoes to be dyed from a color book. Once a shoe is ordered from a store, the shoe is dyed to order. The dyed shoes are generally available for pick up at the store approximately 10 days after the order is placed. The retail price for Dyelights shoes including the dyeing cost currently ranges between $32.99 and $37.99 for shoes sold in Payless ShoeSource locations and $39.98 to $44.99 for shoes sold in Parade locations.

EMPLOYEES

As of February 1, 2003, the Company had approximately 30,100 employees including approximately 13,900 U.S. and 950 Canadian full-time associates and 13,300 U.S. and 1,050 Canadian part-time associates, as well as 850 primarily full-time associates in Central America and the Caribbean and South America operations. Approximately 800 of the Company’s distribution center general warehouse associates are covered by collective bargaining agreements. Approximately 250 of the Company’s other associates are covered by collective bargaining agreements. Management believes it has a good relationship with its employees.

The Company is led by a team of 17 senior management executives who have significant retail industry experience, including an average of over 14 years with the Company and May.

PRODUCTS

The Company’s Payless ShoeSource stores offer a broad assortment of fashionable, quality footwear sold at affordable prices for men, women and children, including athletic, casual, dress, sandals, work and fashion boots and slippers. Footwear is constructed with leather, canvas and man-made materials. Styling is updated regularly in an effort to remain current with proven fashion trends. During 2002, shoes at Payless ShoeSource stores sold at an average retail price of $11.95/pair. In addition to footwear, Payless ShoeSource stores offer accessories, including handbags, shoe polish and hosiery. Parade stores feature fashionable women’s dress, casual and athletic footwear priced in the $20 to $40/pair range. Bundles stores feature both private label and branded hosiery, underwear, sleepwear and accessories at prices generally ranging from $1.00 to $40.00. However, certain seasonal Bundles/Tootsies merchandise may be more expensive.

The Company’s merchandising effort is led by the President and three general merchandise managers, each with significant retail experience. They direct teams of buyers, planners and distributors that interact with agents and factory representatives to design, select, produce, inspect and distribute footwear and accessories to Payless ShoeSource, Parade, Bundles/Tootsies and Luster stores.

CUSTOMERS

The Company sells footwear and accessories to women, men and children of all age groups. The Company has significant market penetration with its target customers: women between the ages of 18 and 44. The Company believes that more than 45 percent of its target customers purchased at least one pair of shoes from the Company last year. In 2002, the Company believes it sold more pairs of shoes than any other U.S. footwear retailer.

SEASONALITY

The retail footwear market is characterized by four high volume seasons: Easter, early Summer, back-to-school and Winter holiday. The Company must increase inventory levels during these periods to support the increased demand for seasonal styles. Unseasonable weather patterns may affect planned sales of seasonal products such as sandals and boots.

PURCHASING

The Company, both on its own account and through its indirect, wholly-owned subsidiary, Payless ShoeSource Merchandising, Inc., utilizes a network of agents and factories in the United States and 11 foreign countries to obtain its products. These products are manufactured to meet the Company’s specifications and standards. The strength of the Company’s relationships with agents and factories, some dating back over 40 years, has allowed the Company to revise its sourcing strategies to reflect changing political and economic environments. Many of the Company’s agents and factory owners have played significant roles in developing production in new factories and in new countries without compromising production capacity or product quality. In order to increase quality control and to achieve other efficiencies, Payless has continued to consolidate its factory base. Payless now relies heavily on several large factory groups. If any one of them were to be unable to supply the Company’s needs consistent with prior performance Payless could experience disruptions in shoe deliveries. However, the Company believes that it could find alternate factories to produce its product and believes that its relationships with its factory base to be good. The People’s Republic of China is a direct source of approximately 85 percent of the Company’s footwear based on first cost. There can be no assurance that a change in political climate with, or in, China would not have a material adverse effect on the Company. The Company does not purchase “seconds” or “overruns” and does not own any manufacturing facilities. The Company closely integrates its merchandise purchasing requirements with various manufacturers through its sourcing organization which has offices in Kansas, Taiwan, China, Brazil, Hong Kong, Indonesia and Vietnam. Management believes it has good relationships with the entities from which it sources, although there can be no assurance that such relationships will remain good or that such entities believe that such relationships are good.

Approximately 55 percent of the Company’s merchandise calculated on first cost-basis is acquired through a network of third-party agents. Payless ShoeSource International, Ltd., the Company’s indirect wholly-owned subsidiary in Hong Kong, arranges directly with factories for the design, selection, production management, inspection and distribution of approximately 45 percent of the shoes acquired for the Company.

Risks inherent in foreign sourcing (i.e., manufacturing outside the United States) include economic and political instability, transportation delays and interruptions, restrictive actions by foreign governments, laws and policies of the United States or other countries affecting importation of goods, including duties, quotas and taxes, transportation interruption or cost increases, trade and foreign tax laws, fluctuations in currency exchange rates and war. As the Company expands internationally, the Company faces similar risks in each country in which it has operations. Other than the work stoppage at West Coast ports in 2002, the Company has not historically experienced material adverse effects resulting from the occurrence of these types of risks. However, there is no assurance that in the future the occurrence of these risks will not result in increased costs, delays or disruption in product deliveries that could cause loss of revenue, damage to customer relationships or have a material adverse effect on the Company.

Imports from China enjoy “permanent normal trade relations” (“PNTR”) treatment under United States tariff laws. PNTR treatment provides the most favorable level of United States import duty rates.

QUALITY ASSURANCE

The Company’s quality assurance organization sets standards and specifications for product manufacture, performance and appearance. It communicates those standards and specifications through its proprietary quality assurance manual. The Company stands behind the quality of the shoes it sells to its customers by permitting return of purchased merchandise with proper documentation evidencing purchase.

The quality assurance organization also provides technical design support for the Company’s direct purchasing function. It is responsible for review and approval of agent and factory technical design, for worldwide laboratory testing of materials and components, and for performing in-factory product inspections to ensure that materials and factory production techniques are consistent with Company specifications. The Company locates its field inspection personnel close to the factories and freight consolidation facilities it uses throughout the world.

PRODUCTION MANAGEMENT

The production management organization manages an ongoing process to qualify and approve new factories, while continually assessing existing factory service and quality of performance. New factories must meet specified quality standards for shoe production and minimum capacity requirements. They must also agree to the Company’s production control processes and certify that neither they nor their suppliers use forced or child labor. Factory performance is regularly monitored. If a factory does not continue to meet or exceed the Company’s requirements, the factory risks being removed from the list of approved factories. The production management organization utilizes a unique, internally developed production control process by which the Company is electronically linked to the factories and agents. This process is designed to ensure on-time deliveries of merchandise with minimum lead time and without unnecessary costs.

The Company believes that maintaining strong factory relationships, improving key factory performance factors is critical to long-term sourcing stability. The Company’s manufacturing services group, based in Asia, provides direction and leadership to key factories in the areas of overall productivity improvement and lead time reduction.

MERCHANDISE DISTRIBUTION

The Company believes that its distribution system provides it with a competitive advantage. The Company’s merchandise distribution teams are able to track shoes by the pair from order placement through sale to the customer by the use of perpetual inventory, product planning and retail price management systems. These systems are maintained by experienced information systems personnel and are enhanced regularly to improve the product distribution process. Distribution analysts review sales and inventory by size and style to maintain availability of product within the Company’s stores.

The Company, through its indirect, wholly-owned subsidiary, Payless ShoeSource Distribution, Inc., operates a single 807,000 square foot distribution center, including office space and a 12,000 square foot dyeing facility, in Topeka, Kansas (the “Distribution Center”). The Distribution Center is capable of replenishing in-store product levels by style, color and size. During 2002, the Distribution Center handled approximately 73 percent of the Company’s distribution needs and operated seven days a week, 20 to 24 hours per day. Management believes this facility is one of the most highly-automated and cost-efficient distribution facilities in the retail footwear industry. The remaining 27 percent of the Company’s distribution needs were handled by a fully automated third-party facility in Los Angeles, California. The Company utilizes third-party carriers to ship all product to and from its distribution centers. In addition, in February 2003, the Company began using a distribution facility in Panama to service its Central and South American stores.

The Company believes its Distribution Center has sufficient capacity to support more than 5,500 stores. The Company regularly monitors the capacity of its distribution system and the Distribution Center. In anticipation of future needs, the Company is considering opening additional regional distribution centers in international markets. Stores generally receive new merchandise at least twice a week in an effort to maintain a constant flow of new and replenished merchandise.

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

Payless ShoeSource considers itself part of the value-priced segment of the footwear industry. Parade operates in the moderate-priced segment. Based on industry data, the United States footwear market is estimated to be approximately $40 billion/year, and has been flat to slightly declining over the last twelve months. Industry data suggests that the quality offered in the value-priced segment has improved significantly in recent years.

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

INTELLECTUAL PROPERTY

The Company, through its wholly-owned subsidiaries, owns certain copyrights, trademarks, patents and domain names which it uses in its business and regards as valuable assets. The trade/service marks include Payless®, Payless ShoeSource®, Payless Kids®, Parade®, Parade of Shoes®, Bundlessm, and Lustersm. The domain names include Payless.com®, as well as many derivatives of Payless ShoeSource. The Company owns all rights to the yellow and orange logo used in its Payless ShoeSource signs and advertising. As of February 1, 2003, in the United States, the Company owns 171 pending applications and registrations for its trade and service marks and owns several common-law marks under which it markets private label merchandise in its Payless ShoeSource, Parade, Bundles, and Luster stores. The Company also owns 1,472 pending applications and registrations for its trademarks in foreign countries. The Payless ShoeSource trade/service mark is registered or pending in 54 foreign registries. All of the Company’s registered marks may be renewed indefinitely.

MARKETING

The Company’s marketing efforts are multi-dimensional, including nationally broadcast television and magazine advertising, in support of major promotional periods. In addition to media support, the Company utilizes in-store promotional materials, including posters, signs and point of sale items. Also, the Company communicates through the promotional funds, media funds, merchants’ associations and similar efforts that are part of the leasing agreements from its various landlords. Finally, the Company uses publicity efforts to gain low-cost awareness of Payless and its core business.

In addition to its marketing staff, the Company uses professional firms to assist in advertising, creative services, media purchase, publicity, business and market planning and consumer research.

ENVIRONMENT

Compliance with federal, state and local statutes, rules, ordinances, laws and other provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, and are not expected to have, a material effect on capital expenditures, earnings or the competitive position of the Company.

FOREIGN OPERATIONS

In late 1997, the Company, through its indirect wholly-owned Canadian subsidiary, Payless ShoeSource Canada Inc., opened its first store in Canada. As of February 1, 2003, the Company operated 274 Canadian stores. In late 2000, the Company opened its first stores in Costa Rica and in 2001 opened stores in the Dominican Republic, El Salvador, Guatemala and Trinidad & Tobago. In 2002, the Company opened stores in Nicaragua, Honduras, Chile, Ecuador, Panama and Peru.

In order to facilitate the Company’s international expansion, the Company opened an international office in Dallas in 2002. The international office provides support to the Company’s international operations. The Dallas international office allows the Company to focus better on its international growth and provides shorter and easier travel times to the Company’s international markets.

DIRECTORS OF THE COMPANY

Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company’s Directors:

NAME	PRINCIPAL OCCUPATION

STEVEN J. DOUGLASS	CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER OF THE COMPANY
DANIEL BOGGAN JR	SENIOR VICE PRESIDENT OF THE NATIONAL COLLEGIATE ATHLETIC ASSOCIATION
DUANE L. CANTRELL	PRESIDENT OF THE COMPANY
HOWARD R. FRICKE	CHAIRMAN OF THE BOARD OF THE SECURITY BENEFIT GROUP OF COMPANIES
MYLLE H. MANGUM	CHIEF EXECUTIVE OFFICER OF TRUE MARKETING SERVICES, LLC
MICHAEL E. MURPHY	RETIRED, FORMERLY VICE CHAIRMAN AND CHIEF ADMINISTRATIVE OFFICER OF SARA LEE CORPORATION
ROBERT L. STARK	RETIRED, FORMERLY EXECUTIVE VICE PRESIDENT HALLMARK CARDS, INC.
ROBERT C. WHEELER	CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF HILL’S PET NUTRITION, INC.
IRWIN ZAZULIA	RETIRED, PRESIDENT AND CHIEF EXECUTIVE OFFICER OF HECHT’S, A DIVISION OF MAY (DECEASED MARCH 2003)

EXECUTIVE OFFICERS OF THE COMPANY

Listed below are the names and ages of the executive officers of the Company as of April 10, 2003 and offices held by them with the Company.

NAME	AGE	POSITION AND TITLE

STEVEN J. DOUGLASS	53	CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
DUANE L. CANTRELL	47	PRESIDENT
JOHN N. HAUGH	40	SENIOR VICE PRESIDENT — CHIEF MARKETING OFFICER
JAY A. LENTZ	59	SENIOR VICE PRESIDENT
MICHAEL J. MASSEY	38	SENIOR VICE PRESIDENT — GENERAL COUNSEL AND SECRETARY
DARREL J. PAVELKA	47	SENIOR VICE PRESIDENT
ULLRICH E. PORZIG	57	SENIOR VICE PRESIDENT — CHIEF FINANCIAL OFFICER AND TREASURER
LARRY M. STRECKER	44	SENIOR VICE PRESIDENT

STEVEN J. DOUGLASS is 53 years old and has served as Chairman of the Board and Chief Executive Officer of Payless since May 4, 1996, the date on which the Payless Common Stock was distributed in a spin-off by The May Department Stores Company (“May”) to its shareowners (the “Spin-off”). Mr. Douglass served as Chairman and Chief Executive Officer of Payless from April 1995 to the Spin-off. He joined Payless in 1993 and served as Senior Vice President/Director of Retail Operations from 1993 to January 1995 and as Executive Vice President/Director of Retail Operations from January 1995 to April 1995. Prior to his association with Payless, Mr. Douglass held several positions at divisions of May, serving as Chairman of May Company, Ohio from 1990 to 1993 and Senior Vice President and Chief Financial Officer of J.W. Robinsons from 1986 to 1990. Mr. Douglass is a director of The Security Benefit Group of Companies. Mr. Douglass has served as a Director of Payless since April 30, 1996.

DUANE L. CANTRELL is 47 years old and has served as President since February 2002. He joined Payless in 1978 and served as Executive Vice President - Operations from 1998 to 2002, Executive Vice President — Retail Operations from April 1997 to April 1998, and Senior Vice President — Retail Operations from May 1995 to April 1997. From 1992 to 1995, he served as Senior Vice President - Merchandise Distribution and Planning and from 1990 to 1992, he served as Senior Vice President — Merchandise Distribution. Mr. Cantrell has served as a Director of Payless since February 3, 2002.

JOHN N. HAUGH is 40 years old and has served as Senior Vice President — Chief Marketing Officer — Business Development since November 2001. He served as Senior Vice President — Marketing from November 1999 to November 2001. From 1998 to 1999 he served as Executive Vice President Marketing and Sales for Universal Studios and prior to that he worked for Carlson Companies, Inc. from 1993 to 1998 where he held positions of increasing responsibility including, Vice President of Marketing and Retail Operations from 1997 to 1998 and General Manager/Vice President Awards Division from 1995 to 1997.

JAY A. LENTZ is 59 years old and has served as Senior Vice President — Human Resources since May 2001. Prior to that he was Vice President of Organization Development from 1992 to 2001; and 1985 to 1990. He left the Company in 1990 to serve as Senior Vice President of Human Resources for Payless Cashways Inc. He previously worked for Pizza Hut, Inc. as Senior Director of Management Development and Arthur Young as Manager, Organization Development Consulting.

MICHAEL J. MASSEY is 38 years old and has served as Senior Vice President - General Counsel and Secretary since March 2003. He joined Payless in 1996 and served as Vice President International Development from December 2001 to March 2003, Vice President Corporate Development/Contract Manufacturing from April 2000 to December 2001,Vice President- Group Counsel for Intellectual Property and International from September 1998 to April 2000, and as Senior Counsel from June 1996 to September 1998. From 1990 until joining Payless he served in various position of increasing responsibility with May.

DARREL J. PAVELKA is 47 years old and has served as Senior Vice President - International Operations since March 2003. Prior to that he served as Senior Vice President — Merchandise Distribution since May of 1999. He also served as Vice President of Retail Operations for Division R (1997-1999), Vice President of Stores Merchandising (1995-1997), Director of Stores Merchandising (1990-1995) and has held various positions of increasing responsibility with the Company since 1980.

ULLRICH E. PORZIG is 57 years old and has served as Senior Vice President - Chief Financial Officer and Treasurer since February 1996 and from 1986 to 1988. Between 1993 and 1996, Mr. Porzig was Senior Vice President — Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993 he was employed by May in various capacities including Senior Vice President-Finance and Chief Financial Officer of Foley’s from 1988 to 1993.

LARRY M. STRECKER is 44 years old and has served as Senior Vice President - International Sourcing since November 2001. Prior to that he was Senior Vice President — Retail Operations from March 1999 to November 2001; Senior Vice President — Managing Director of PSS International from 1996 to 1999 and Vice President of Worldwide Sourcing from 1993 to 1996. Before joining the Company, Mr. Strecker was employed by Frito-Lay, Inc. from 1991 to 1993 as Director of Service and Distribution.

ITEM 2.	PROPERTIES

The Company leases substantially all of its stores. The leases typically have a primary term of 5 or 10 years, with up to two five-year renewal options. During 2003, approximately 746 of the Company’s leases are due to expire. This includes 271 leases which, as of February 1, 2003, were month-to-month tenancies or were lease modifications out for signature. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume. Payless ShoeSource stores average 3,200, 2,700 and 2,500 square feet in the United States and Canada, Central America and the Caribbean, and South America, respectively. Parade and Bundles/Tootsies stores average approximately 2,350 and 1350 square feet, respectively The Company owns and operates, through wholly-owned subsidiaries, a 305,000 square foot central office building, an 807,000 square foot distribution facility including office space and an adjacent 12,000 square foot dyeing facility for Dyelights, all of which are located in Topeka, Kansas.

ITEM 3.	LEGAL PROCEEDINGS

Other than as described below, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. An estimate of the possible loss, if any, or the range of loss cannot be made.

On or about January 20, 2000, a complaint was filed against the Company in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief, unspecified treble monetary damages, attorneys’ fees, interest and costs for patent infringement. The Company believes it has meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended February 1, 2003.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

There were approximately 14,100 registered holders of the Company’s Common Stock as of February 1, 2003, compared to approximately 16,000 registered holders as of February 2, 2002. The information set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Review of Financial Condition Common Stock and Market Prices” in the Company’s 2002 Annual Report is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth under the heading “Summary of Selected Historical Financial Information” of the Company’s 2002 Annual Report is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s 2002 Annual Report is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Review of Financial Condition – Interest Rate Risk” of the Company’s 2002 Annual Report is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Statements of Earnings for the fiscal years 2000, 2001 and 2002, the Consolidated Balance Sheets as of February 2, 2002, and February 1, 2003, the Consolidated Statements of Shareowners’ Equity, the Consolidated Statements of Cash Flows for fiscal years 2000, 2001 and 2002, the Notes to Consolidated Financial Statements and the Independent Auditor Reports contained in the Company’s 2002 Annual Report to Shareowners are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 24, 2002, the Company appointed Deloitte & Touche LLP as the Company’s independent public accountants. For additional information, refer to the Company’s current report on Form 8-K, filed on May 28, 2002.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

a) Directors – The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 2003, under the captions “Election of Director – Directors and Nominee for Director” and “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

b) Executive Officers – Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption “Executive Officers of the Company.” The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 2003, under the caption “Additional Information –- Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 2003, under the captions “Election of Director – The Board and Committees of the Board – Compensation of Directors,” “Report of Compensation, Nominating and Governance Committee – Summary of Incentive Plan,” “– Long-Term Incentive under the Incentive Compensation Plan,” “– EICP,” and “– Annual Lump Sum Merit Awards,” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 2003, under the caption “Beneficial Stock Ownership of Directors, Nominees, Executive Officers and Persons Owning More Than Five Percent of Common Stock” is incorporated herein by reference.

The following table summarizes information with respect to the Company’s equity compensation plans at February 1, 2003. All amounts have been adjusted to reflect the three-for-one split of the Company’s Common Stock:

Plan Category			Number of securities
available for future
	Number of securities	Weighted average	issuance under equity
	to be issued upon	exercise price of	compensation plans
In thousands,	exercise of outstanding	outstanding options,	(excluding securities
except per share	options,warrants and rights	warrants and rights	reflected in column(a))
amounts	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,376	$16.89	8,681 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	8,376		8,681

(1)	Includes up to 208 shares of restricted stock that may be issued under the Company’s 1996 Stock Incentive Plan, as amended, up to 5,661 shares that may be purchased under the Payless Stock Ownership Plan, and up to 790 shares that can be issued under the Company’s Restricted Stock Plan for Non-Management Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’ principal executive officer and principal financial officer concluded that Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     (1)  Financial Statements. The following financial statements are incorporated herein by reference to the Company’s 2002 Annual Report to Shareowners:

PAGE IN
ANNUAL REPORT

Financial Statements:
Consolidated Statements of Earnings for the three fiscal years ended February 1, 2003	15
Consolidated Balance Sheets — February 1, 2003 and February 2, 2002	16
Consolidated Statements of Shareowners’ Equity for the three fiscal years ended February 1, 2003	17
Consolidated Statements of Cash Flows for the three fiscal years ended February 1, 2003	18
Notes to Consolidated Financial Statements	19-25
Independent Auditor Reports	27

     (2)  EXHIBITS.

NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Amended and Restated Bylaws of the Company.(2)

4	Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and UMB Bank, N.A.(1)

10.1	Amended and Restated Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores Company and Payless ShoeSource, Inc.(3)

10.2	Sublease, dated as of April 2, 1996, between The May Department Stores Company and Payless ShoeSource, Inc.(4)

10.3	Credit and Guaranty Agreement dated as of April 17, 2000 among Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource, Inc. and Certain of its Subsidiaries, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent.(7)

10.4	Administrative Services Agreement, dated as of April 2, 1996, between The May Department Stores Company and Payless ShoeSource, Inc.(4)

10.5	Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended March 16, 2000.(7)

10.6	Spin-Off Stock Plan, Payless ShoeSource, Inc.(4)

10.7	Restricted Stock Plan for Non-Management Directors, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (as defined therein).(1)

10.8	Form of Employment Agreement between the Company and certain executives of the Company. The Company has entered into Employment Agreements in the form contained in this exhibit with each of the named executive officers, other than Steven J. Douglass which expire at various dates on or before May 31, 2005, subject to automatic renewal on the anniversary date of the agreement. The Employment Agreements contain agreements not to compete for 1-2 years beyond the expiration date of the respective Employment Agreements, and provide for annual base salaries at rates not less than the amounts presently paid to them.*

10.9	Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended November 16, 2000.(6)

10.10	Payless ShoeSource, Inc, 401(k) Profit Sharing Plan, as amended and restated effective January 1, 2002.*

10.11	Executive Incentive Compensation Plan of the Company, as amended November 16, 2000.(6)

10.12	Form of Change of Control Agreement. The Company has entered into Change of Control Agreements with the named executive officers in the form contained in this exhibit.*

10.13	Form of Directors’ and Officers’ Indemnification Agreement.*

10.14	Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended March 16, 2000. (5)

10.15	The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended March 16, 2000.(5)

10.16	Payless ShoeSource, Inc. Profit Sharing Plan for Puerto Rico Associates, as amended and restated effective May 1, 2002.*

10.17	Payless ShoeSource, Inc. Stock Ownership Plan, as amended effective June 1, 1998.(1)

10.18	Assumption Agreement, dated as of May 22, 1998, between Payless ShoeSource, Inc., a Missouri corporation and Payless ShoeSource Holdings, Inc., a Delaware corporation (1)

10.19	Employment Agreement between the Company and Steven J. Douglass entered into as of November 16, 2000.(6)

10.20	Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan effective October 1, 2000.(6)

10.21	First Amendment to the Credit and Guaranty Agreement dated as of April 17, 2000, among Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource, Inc. and Certain of its Subsidiaries, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent dated as of January 24, 2002.(7)

10.22	Payless ShoeSource, Inc. Incentive Compensation Plan(8)

11.1	Computation of Net Earnings Per Share.*

12.1	Computation of Ratio of Earnings to Fixed Charges.*

13.1	2002 Annual Report to Shareowners of Payless ShoeSource, Inc. (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

21.1	Subsidiaries of the Company*

23.1	Consent of Deloitte & Touche LLP.*

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

(1)	Incorporated by reference from the Company’s Form 8-K (File Number 1-14770) dated June 1, 1998.

(2)	Incorporated by reference from the Company’s Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999.

(3)	Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.

(4)	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996 as amended through April 15, 1996.

(5)	Incorporated by reference from the Company’s Form 10-K (File Number 1-14770 for the year ended January 29, 2000.

(6)	Incorporated by reference from the Company’s Form 10-K (File Number 1-14770) for the year ended February 3, 2001.

(7)	Incorporated by reference from the Company’s Form 8-K (File Number 1-14770) dated January 24, 2002.

(8)	Incorporated by reference from the Company’s Form 10-K (File Number 1-14770) for the year ended February 2, 2002.

THE COMPANY WILL FURNISH TO SHAREOWNERS UPON REQUEST, AND WITHOUT CHARGE, A COPY OF THE 2002 ANNUAL REPORT AND THE 2003 PROXY STATEMENT, PORTIONS OF WHICH ARE INCORPORATED BY REFERENCE IN THE FORM 10-K. THE COMPANY WILL FURNISH ANY OTHER EXHIBIT AT COST.

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

PAYLESS SHOESOURCE, INC.
Date: April 18, 2003	By: /s/ Ullrich E. Porzig

Ullrich E. Porzig
Senior Vice President — Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Steven J. Douglass Steven J. Douglass Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Date: April 18, 2003

By:	/s/ Ullrich E. Porzig Ullrich E. Porzig Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: April 18, 2003

By:	/s/ Duane L. Cantrell Duane L. Cantrell President and Director	Date: April 18, 2003

By:	/s/ Daniel Boggan Jr. Daniel Boggan Jr. Director	Date: April 18, 2003

By:	/s/ Howard R. Fricke Howard R. Fricke Director	Date: April 18, 2003

By:	/s/ Mylle H. Mangum Mylle H. Mangum Director	Date: April 18, 2003

By:	/s/ Michael E. Murphy Michael E. Murphy Director	Date: April 18, 2003

By:	/s/ Robert L. Stark Robert L. Stark Director	Date: April 18, 2003

By:	/s/ Robert C. Wheeler Robert C. Wheeler Director	Date: April 18, 2003

CERTIFICATIONS

I, Steven J. Douglass, certify that:

1.     I have reviewed this annual report on Form 10-K of Payless ShoeSource, Inc., a Delaware corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 18, 2003

By:	/s/ Steven J. Douglass

Steven J. Douglass
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

I, Ullrich E. Porzig, certify that:

1.     I have reviewed this annual report on Form 10-K of Payless ShoeSource, Inc., a Delaware corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 18, 2003

By:	/s/ Ullrich E. Porzig

Ullrich E. Porzig
Senior Vice President — Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

     EXHIBITS.

NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of the Company.(1)

3.2	Amended and Restated Bylaws of the Company.(2)

4	Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and UMB Bank, N.A.(1)

10.1	Amended and Restated Tax Sharing Agreement, dated April 2, 1996, between The May Department Stores Company and Payless ShoeSource, Inc.(3)

10.2	Sublease, dated as of April 2, 1996, between The May Department Stores Company and Payless ShoeSource, Inc.(4)

10.3	Credit and Guaranty Agreement dated as of April 17, 2000 among Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource, Inc. and Certain of its Subsidiaries, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent.(7)

10.4	Administrative Services Agreement, dated as of April 2, 1996, between The May Department Stores Company and Payless ShoeSource, Inc.(4)

10.5	Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended March 16, 2000.(7)

10.6	Spin-Off Stock Plan, Payless ShoeSource, Inc.(4)

10.7	Restricted Stock Plan for Non-Management Directors, as amended April 20, 1998, effective immediately prior to the effective time of the Merger (as defined therein).(1)

10.8	Form of Employment Agreement between the Company and certain executives of the Company. The Company has entered into Employment Agreements in the form contained in this exhibit with each of the named executive officers, other than Steven J. Douglass which expire at various dates on or before May 31, 2005, subject to automatic renewal on the anniversary date of the agreement. The Employment Agreements contain agreements not to compete for 1-2 years beyond the expiration date of the respective Employment Agreements, and provide for annual base salaries at rates not less than the amounts presently paid to them.*

10.9	Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended November 16, 2000.(6)

10.10	Payless ShoeSource, Inc, 401(k) Profit Sharing Plan, as amended and restated effective January 1, 2002.*

10.11	Executive Incentive Compensation Plan of the Company, as amended November 16, 2000.(6)

10.12	Form of Change of Control Agreement. The Company has entered into Change of Control Agreements with the named executive officers in the form contained in this exhibit.*

10.13	Form of Directors’ and Officers’ Indemnification Agreement.*

10.14	Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended March 16, 2000.(5)

10.15	The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended March 16, 2000.(5)

10.16	Payless ShoeSource, Inc. Profit Sharing Plan for Puerto Rico Associates, as amended and restated effective May 1, 2002.*

10.17	Payless ShoeSource, Inc. Stock Ownership Plan, as amended effective June 1, 1998.(1)

10.18	Assumption Agreement, dated as of May 22, 1998, between Payless ShoeSource, Inc., a Missouri corporation and Payless ShoeSource Holdings, Inc., a Delaware corporation.(1)

10.19	Employment Agreement between the Company and Steven J. Douglass entered into as of November 16, 2000.(6)

10.20	Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan effective October 1, 2000.(6)

10.21	First Amendment to the Credit and Guaranty Agreement dated as of April 17, 2000, among Payless ShoeSource Finance, Inc., as Borrower, Payless ShoeSource, Inc. and Certain of its Subsidiaries, as Guarantors, various Lenders, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Sole Syndication Agent, Bank One, NA, as Administrative Agent, and First Union National Bank, as Documentation Agent dated as of January 24, 2002.(7)

10.22	Payless ShoeSource, Inc. Incentive Compensation Plan(8)

11.1	Computation of Net Earnings Per Share.*

12.1	Computation of Ratio of Earnings to Fixed Charges.*

13.1	2002 Annual Report to Shareowners of Payless ShoeSource, Inc. (only those portions specifically incorporated by reference shall be deemed filed with the Commission).*

21.1	Subsidiaries of the Company*

23.1	Consent of Deloitte & Touche LLP.*

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*

99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

(1)	Incorporated by reference from the Company’s Form 8-K (File Number 1-14770) dated June 1, 1998.

(2)	Incorporated by reference from the Company’s Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999.

(3)	Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.

(4)	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996 as amended through April 15, 1996.

(5)	Incorporated by reference from the Company’s Form 10-K (File Number 1-14770 for the year ended January 29, 2000.

(6)	Incorporated by reference from the Company’s Form 10-K (File Number 1-14770) for the year ended February 3, 2001.

(7)	Incorporated by reference from the Company’s Form 8-K (File Number 1-14770) dated January 24, 2002.

(8)	Incorporated by reference from the Company’s Form 10-K (File Number 1-14770) for the year ended February 2, 2002.