Form 10-Q
period 2003-05-03
PAYLESS SHOESOURCE INC /DE/
filed 2003-06-17
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Quarterly Period Ended May 3, 2003


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
                                                YES   X     NO
                                                    -----      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                YES   X     NO
                                                    -----      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common Stock, $.01 par value
                      68,055,855 shares as of June 10, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


(Dollars in millions)

                                               MAY 3,        MAY 4,      FEBRUARY 1,
ASSETS                                          2003          2002          2003
------                                        --------      --------     -----------
Current Assets:
     Cash and cash equivalents                $   47.9      $  116.7      $   74.4
     Restricted cash                              33.0          15.5          28.5
     Inventories                                 479.2         364.4         452.5
     Current deferred income taxes                20.0          31.7          16.4
     Other current assets                         65.9          65.1          61.8
                                              --------      --------      --------
        Total current assets                     646.0         593.4         633.6

Property and Equipment:
     Land                                          8.5           7.8           7.6
     Buildings and leasehold improvements        627.9         602.4         625.4
     Furniture, fixtures and equipment           505.8         474.6         490.0
     Property under capital leases                 4.6           7.3           4.6
                                              --------      --------      --------
        Total property and equipment           1,146.8       1,092.1       1,127.6
     Accumulated depreciation
        and amortization                        (720.5)       (653.8)       (701.3)
                                              --------      --------      --------
        Property and equipment, net              426.3         438.3         426.3

Favorable leases, net                             33.1          36.0          34.3
Deferred income taxes                             25.5          30.0          29.0
Other assets                                      27.7          27.3          27.6
                                              --------      --------      --------
        Total Assets                          $1,158.6      $1,125.0      $1,150.8
                                              ========      ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------

Current Liabilities:
     Current maturities of long-term debt     $   89.0      $   72.6      $   83.2
     Notes payable                                33.0          15.5          28.5
     Accounts payable                            101.6          85.8         106.4
     Accrued expenses                            130.0         148.5         123.7
                                              --------      --------      --------
        Total current liabilities                353.6         322.4         341.8

Long-term debt                                   118.7         227.0         140.7
Other liabilities                                 52.8          59.1          52.3
Minority interest                                 17.9          9.0           17.8
Total shareowners' equity                        615.6         507.5         598.2
                                              --------      --------      --------
        Total Liabilities and Shareowners'
           Equity                             $1,158.6      $1,125.0      $1,150.8
                                              ========      ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)


(Dollars and shares in millions, except per share)

                                                                13 WEEKS ENDED
                                                       ---------------------------------
                                                         MAY 3, 2003        MAY 4, 2002
                                                       --------------     --------------
Net sales                                              $        697.7     $        738.2

Cost of sales                                                   493.3              517.2

Selling, general, and administrative expenses                   180.1              177.9
                                                       --------------     --------------

Operating profit                                                 24.3               43.1

Interest expense                                                  5.0                6.0

Interest income                                                  (0.9)              (0.5)
                                                       --------------     --------------

Earnings before income taxes and minority interest               20.2               37.6

Provision for income taxes                                        7.4               14.5
                                                       --------------     --------------

Earnings before minority interest                                12.8               23.1

Minority interest                                                 1.3                0.8
                                                       --------------     --------------

Net Earnings                                           $         14.1    $          23.9
                                                       ==============    ===============

Diluted Earnings per Share                             $         0.21    $          0.35
                                                       ==============    ===============

Basic Earnings per Share                               $         0.21    $          0.36
                                                       ==============    ===============

Diluted Weighted Average Shares Outstanding                      68.1               68.4
                                                       ==============    ===============

Basic Weighted Average Shares Outstanding                        68.0               67.2
                                                       ==============    ===============

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in millions)

                                                               13 WEEKS ENDED
                                                     ----------------------------------
                                                     MAY 3, 2003            MAY 4, 2002
                                                     -----------            -----------
Operating Activities:
   Net earnings                                        $   14.1               $   23.9
   Adjustments for noncash items included
   in net earnings:
       Loss on disposal of assets                           0.3                    0.7
       Depreciation and amortization                       25.3                   25.7
       Amortization of unearned
          restricted stock                                  0.2                    0.8
       Deferred income taxes                               (0.1)                   4.5
       Minority interest                                   (1.3)                  (0.8)
       Tax benefit of stock option exercises                  --                   2.6

Changes in working capital:
   Merchandise inventories                                (26.7)                 (24.9)
   Other current assets                                    (4.0)                  (9.0)
   Accounts payable                                        (4.8)                  12.3
   Accrued expenses                                         6.3                    9.2
Other assets and liabilities, net                           3.8                    0.2
                                                       --------               --------

Total Operating Activities                                 13.1                   45.2
                                                       --------               --------

Investing Activities:
   Capital expenditures                                   (24.4)                 (23.3)
   Disposition of property and equipment                     --                    0.8
                                                       --------               --------

Total Investing Activities                                (24.4)                 (22.5)
                                                       --------               --------

Financing Activities:
   Issuance of notes payable                                4.5                    6.0
   Restricted cash                                         (4.5)                  (6.0)
   Repayment of long-term debt                            (16.2)                 (11.5)
   Net issuances (purchases) of common stock               (0.4)                  10.1
   Contributions by minority owners                         1.8                    3.2
   Other financing activities                              (0.4)                  (0.1)
                                                       --------               --------

Total Financing Activities                                (15.2)                   1.7
                                                       --------               --------

Increase (Decrease) in Cash and Cash Equivalents          (26.5)                  24.4
Cash and Cash Equivalents, Beginning of Year               74.4                   92.3
                                                       --------               --------
Cash and Cash Equivalents, End of Period               $   47.9               $  116.7
                                                       ========               ========

Cash paid during the period:
   Interest                                            $    4.5               $    6.6
   Income Taxes                                             5.9                   (0.1)

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 20-25) in the Company's 2002 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the three-month period ended May 3, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending January 31, 2004.

NOTE 2. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Raw material and in-transit inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $13.7 million and $15.5 million are included in Inventories at May 3, 2003 and February 1, 2003, respectively. There were no raw materials in Inventories at May 4, 2002.

NOTE 3. INTANGIBLES. Effective February 3, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and other intangible assets with indefinite lives are no longer subject to amortization. This Statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. In the first quarter of fiscal 2002, the Company ceased amortization of goodwill and completed the first step of the required two-step goodwill impairment testing. The first step of the impairment test required the Company to compare the fair value of each reporting unit to its carrying value to determine whether there was an indication of impairment. If there had been an indication of impairment, the Company would have allocated the fair value of the reporting unit to its assets and liabilities as if the reporting unit had been acquired in a business combination. During 2002, no impairment losses were recorded under SFAS No. 142. The Company assesses the fair value of its relevant reporting units annually in the first quarter. No impairment loss was recorded during the first quarter of 2003.

NOTE 4. LONG-TERM DEBT AND LINE OF CREDIT. In 2000, the Company entered into a $600 million credit facility consisting of a $400 million term loan and a line of credit of $200 million ("Credit Facility"). The Company's outstanding indebtedness on its term loan declined to $200.0 million as of May 3, 2003, from $293.3 million as of May 4, 2002. As of May 3, 2003, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $13.4 million in outstanding letters of credit.

The Company's Credit Facility is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of its first-tier foreign subsidiaries. The indentures governing the Credit Facility require the Company to comply with various financial and other covenants, the most restrictive of which is the maintenance of a fixed charge coverage ratio as defined in the credit agreement. As of May 3, 2003, the Company is in compliance with all of the covenants under the Credit Facility. However, based on current expectations, the Company would not meet the required fixed charge coverage ratio at the end of the second quarter of 2003. Accordingly, the Company intends to amend its fixed charge coverage ratio requirement.

NOTE 5. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In order to mitigate the Company's exposure to fluctuations in interest rates, the Company has entered into a series of interest rate swap agreements whereby the Company will receive interest at the three-month London Inter-Bank Offered Rate ("LIBOR") and pay a weighted average rate of 6.9%. The interest rate swaps expire in the second quarter of 2003.

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company's interest rate swap agreements have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. As the critical terms of the Company's interest rate swap agreements match those of the related hedged obligations, the Company has concluded that there is no ineffectiveness in its hedges. Changes in the fair value of interest rate swap agreements designated as cash flow hedging instruments are reported in accumulated other comprehensive income.

During the first quarter of 2003, the Company recorded an after-tax gain of $0.1 million ($0.1 million pre-tax) to other accumulated comprehensive income, representing the decline in fair value of its interest rate swap agreements. At May 3, 2003, the Company had a cumulative after-tax loss of $0.7 million ($1.1 million pre-tax) included in other accumulated comprehensive income related to its interest rate swap agreements on a notional amount of $80.0 million. The resulting liability is reflected in other current liabilities and other liabilities in the accompanying condensed consolidated balance sheet. The pre-tax loss is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate debt obligations affects earnings. During the first quarter of 2003, $1.0 million of after-tax losses ($1.6 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense. Over the course of the next twelve months, approximately $0.7 million of after-tax losses ($1.1 million pre-tax) in accumulated other comprehensive income related to interest rate swap agreements are expected to be reclassified into interest expense as a yield adjustment on the Company's variable-rate long-term debt.

NOTE 6. RESTRUCTURING CHARGE. During the fourth quarter of 2001, the Company recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million. As part of the restructuring, the Company centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. The Company also announced its intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. The remaining Parade locations are concentrated in the Northeast and selected major metropolitan areas. As of May 3, 2003, the Company has closed 95 stores and has decided to continue to operate 7 of the 104 stores originally identified for closure. The remaining two stores will be closed in 2003. The Company eliminated a total of 230 positions in conjunction with the restructuring. The table below provides a roll-forward of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of May 3, 2003. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews.

(Dollars in millions)

                                        PRE-TAX 2001   CASH PAID IN                   ACCRUED AS OF     CASH PAID   ACCRUED AS OF
                                         CASH CHARGE   2001 AND 2002   ADJUSTMENTS   FEBRUARY 1, 2003    IN 2003     MAY 3, 2003
                                        ------------   -------------   -----------   ----------------   ---------   -------------
Store closings (including lease
    terminations and employee
    termination costs)                      $ 17.6       $  (8.5)        $ (8.0)           $ 1.1         $ (0.2)        $ 0.9
Division closings (including lease
   terminations and employee
   termination costs)                          3.3          (2.7)           1.8              2.4           (0.2)          2.2
Corporate employee termination costs           8.0          (8.0)             -                -              -             -
Professional fees                              6.4          (8.1)           2.0              0.3              -           0.3
Inventory liquidation costs (recorded
    as a component of cost of sales)           4.4          (2.4)          (2.0)               -              -             -
Other restructuring related costs              1.7          (3.1)           1.4                -              -             -
                                            ------       -------         ------            -----         ------         -----

      Total                                 $ 41.4       $ (32.8)        $ (4.8)           $ 3.8         $ (0.4)        $ 3.4
                                            ======       =======         ======            =====         ======         =====

In 2002, the Company recorded an additional charge of $2.0 million for professional fees and $1.4 million for relocation costs associated with implementing the restructuring that was announced during the fourth quarter of 2001. Also, in 2002, the Company decreased its reserve for store closings by $8.0 million, inventory liquidations by $2.0 million and increased its reserve for division closings by $1.8 million.

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

NOTE 7. INCOME TAXES. The Company's effective income tax rate for the first quarter of 2003 has been reduced to 36.5 percent from 38.4 percent during the first quarter of 2002. The reduction reflects the tax impact of actions taken to restructure operations to support the increasing globalization of the Company's business. Costs associated with these actions were provided for in the restructuring charge taken in the fourth quarter of 2001 and the second quarter of 2002.

NOTE 8. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

(Dollars in millions)

                                                                       13 WEEKS ENDED
                                                                ----------------------------
                                                                MAY 3, 2003      MAY 4, 2002
                                                                -----------      -----------
Net Income                                                         $ 14.1          $ 23.9

Other Comprehensive Income:
     Change in fair value of derivatives                              0.1            (0.4)
     Derivative losses reclassified into interest expense             1.0             1.9
     Foreign currency translation adjustments                         2.3             1.6
                                                                   ------          ------
        Total other comprehensive income                              3.4             3.1
                                                                   ------          ------
Total Comprehensive Income                                         $ 17.5          $ 27.0
                                                                   ======          ======

NOTE 9. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options.

NOTE 10. STOCK-BASED COMPENSATION. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25. APB Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company's plans are granted with an exercise price equal to the fair market value on the date of the grant.

SFAS 123, "Accounting for Stock-Based Compensation," provides an alternative method of accounting for stock-based compensation, which establishes a fair value based method of accounting for employee stock options or similar equity instruments. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its option grants. The fair value is recognized over the option vesting period. The following table presents the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."

(Dollars in millions, except per share amounts)

                                                                          13 WEEKS ENDED
                                                                   ---------------------------
                                                                   MAY 3, 2003     MAY 4, 2002
                                                                   -----------     -----------
Net earnings:
    As reported                                                       $ 14.1          $ 23.9
       Less: Total stock-based employee compensation expense
       determined under fair value based method for all
       awards, net of related taxes                                   $  1.3          $  1.8
    Pro forma                                                         $ 12.8          $ 22.1
Diluted earnings per share:
    As reported                                                       $ 0.21          $ 0.35
    Pro forma                                                         $ 0.19          $ 0.32
Basic earnings per share:
    As reported                                                       $ 0.21          $ 0.36
    Pro forma                                                         $ 0.19          $ 0.33

NOTE 11. STOCK SPLIT. The Company completed a three-for-one stock split, effected in the form of a stock dividend, to shareholders of record on March 13, 2003, payable on March 27, 2003. The Company issued approximately 44.4 million shares of common stock as a result of the stock split. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. The Company reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings.

NOTE 12. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless International segment includes retail operations in Canada, South America, Central America and the Caribbean. The Company's operations in its Central and South America regions are operated as joint ventures in which the Company maintains a 60-percent ownership. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $4.4 million during each of the periods ended May 3, 2003, and May 4, 2002, respectively. The Payless Domestic segment includes retail operations in the United States, Guam, and Saipan. Information on the segments is as follows:

(Dollars in millions)

                                      Payless Domestic    Payless International    Payless Consolidated
                                      ----------------    ---------------------    --------------------
Quarter ended May 3, 2003

Revenues from external customers           $  629.7             $   68.0                 $  697.7
Operating profit                               28.1                 (3.8)                    24.3
Total assets                                  962.8                195.8                  1,158.6

Quarter ended May 4, 2002

Revenues from external customers           $  679.0             $   59.2                 $  738.2
Operating profit                               43.5                 (0.4)                    43.1
Total assets                                  978.6                146.4                  1,125.0


NOTE 13. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 14. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income and are included as a separate component of shareowners' equity. Income and expense items of these subsidiaries are translated at average rates of exchange.

NOTE 15. CONTINGENCIES. On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. An estimate of the possible loss, if any, or the range of loss cannot be made.

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

NOTE 16. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of this statement are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended May 3, 2003 (2003) and May 4, 2002 (2002).

NET EARNINGS

Net earnings totaled $14.1 million in the first quarter of 2003 compared with $23.9 million in the first quarter of 2002.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 2003 and 2002.


                                                                 FIRST QUARTER
                                                              ------------------
                                                              2003          2002
                                                              ----          ----
Cost of sales                                                 70.7%         70.1%

Selling, general, and administrative expense                  25.8          24.1
                                                              ----          ----

Operating profit                                               3.5           5.8

Interest expense, net                                          0.6           0.7
                                                              ----          ----

Earnings before income taxes and minority interest             2.9           5.1

Effective income tax rate*                                    36.5%         38.4%
                                                              ====          ====

Earnings before minority interest                              1.8           3.1

Minority interest                                              0.2           0.1
                                                              ----          ----

Net Earnings                                                   2.0%          3.2%
                                                              ====          ====

* Percent of pre-tax earnings


NET SALES

Net sales represent all sales during the period net of estimated returns. Same-store sales is calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. During the first quarter of 2003 total sales decreased 5.5% compared to the first quarter of 2002, consisting of a 10.7% decrease in unit volume and a 5.8% increase in average selling prices. Footwear unit volume decreased 12.5 percent and footwear average selling prices increased 6.6 percent in the first quarter of 2003 compared to the first quarter of 2002. Sales percent decreases are as follows:

                                                    FIRST QUARTER
                                                 -------------------
                                                 2003           2002
                                                 ----           ----
Net Sales                                        (5.5)%         (3.9)%
Same-Store Sales                                 (6.2)%         (6.3)%

After a positive performance in February 2003, sales were weaker than last year during the months of March and April. Sales shortfalls were concentrated in sandals and athletic footwear due in part to unseasonably cool weather and a weak economy.

COST OF SALES

Cost of sales includes cost of merchandise sold and the Company's buying and occupancy costs. Cost of sales was $493.3 million in the 2003 first quarter, down 4.6% from $517.2 million in the 2002 first quarter. As a percentage of net retail sales, cost of sales was 70.7 percent in the first quarter of 2003, compared with 70.2 percent in the first quarter of 2002. The reduction in gross margin reflects the negative leverage of occupancy costs due to negative same-store sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $180.1 million in the first quarter of 2003, up 1.2% from $177.9 million in the first quarter of 2002. As a percentage of net retail sales, selling, general and administrative expenses were 25.8 percent during the first quarter of 2003 compared with 24.1 percent in the first quarter of 2002. The increase, as a percentage of net retail sales, during the first quarter of 2003 reflects the negative leverage of expenses due to lower sales.

INTEREST EXPENSE, NET

Interest expense decreased to $4.1 million in the first quarter of 2003 from $5.5 million in the first quarter of 2002. The decrease is the result of the repayment of $91.9 million of long-term debt during 2002 and the first quarter of 2003 and lower interest rates on the unhedged portion of variable rate debt during the first quarter of 2003.

EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate decreased to 36.5 percent in the first quarter of 2003 from 38.4 percent in the first quarter of 2002. The reduction reflects the tax impact of actions taken to restructure operations to support the increasing globalization of the Company's business and to participate in jurisdictional tax incentive programs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash flow from operations during the three months ended May 3, 2003 was $13.1 million. This figure represented 1.9 percent of net sales in the first quarter of 2003 compared with 6.1 percent in the first quarter of 2002. The decrease in cash flow in the first quarter of 2003 is due primarily to the decrease in net earnings and the timing of payments for inventory purchases.

Internally generated funds and continued investment from the Company's joint venture partners are expected to continue to be the most important component of the Company's capital resources; however, the Company may from time to time draw on its revolving credit line to fund seasonal cash flow needs.

CAPITAL EXPENDITURES

Capital expenditures during the first quarter of 2003 totaled $24.4 million, including $1.8 million from the Company's joint venture partners. The Company estimates that capital expenditures for the remainder of the year will be $90.6 million, including a $5.0 million contribution from the Company's joint venture partners in Central and South America. The Company anticipates that cash flow from operations, the revolving credit line, and its joint venture partners will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES

As of May 3, 2003, no amounts were drawn against the Company's $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $13.4 million in outstanding letters of credit. The Company's financial commitments include required principal payments on the term loan and required payments under operating leases and capital leases and certain royalty payments as of May 3, 2003 as follows:

(Dollars in millions)

       YEAR             TERM LOAN      OPERATING LEASES       ROYALTIES       CAPITAL LEASES        OTHER
       ----             ---------      ----------------       ---------       --------------       -------
Remainder of 2003           65.9               190.0               1.3                0.6              0.3
       2004                106.0               213.2               1.5                0.7              1.1
       2005                 28.1               172.6               1.5                0.5               --
       2006                   --               142.9               1.6                0.5               --
       2007                   --               131.1               0.3                0.5               --
    Thereafter                --               211.4                --                0.1              4.0
                        --------            --------           -------            -------          -------
       Total            $  200.0            $1,061.2           $   6.2            $   2.9          $   5.4
                        ========            ========           =======            =======          =======

The Company's royalty commitment consists of minimum royalty payments for the purchase of branded merchandise.

The Company's term loan and line of credit comprise its Credit Facility, which is secured by a first priority security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of its first-tier foreign subsidiaries. The indentures governing the Credit Facility require the Company to comply with various financial and other covenants. As of May 3, 2003, the Company is in compliance with all of the covenants under the credit facility. However, based on current expectations, at the end of the second quarter ending August 2, 2003, the Company would not meet the most restrictive of those covenants, which is the maintenance of a fixed charge coverage ratio, as defined in the credit agreement, as amended. The Company intends to amend its fixed charge coverage ratio requirement. While there can be no assurances that the Company will be successful in these efforts, the Company believes it will be able to amend the fixed charge coverage ratio requirement based on its positive cash flow being generated from operations, the Company's history of paying down borrowings faster than required and its ample coverage levels under the other covenants. In addition, the company is evaluating its capital structure.

At May 3, 2003, the Company's long-term debt, including current maturities, declined to $207.7 million from $299.6 million at May 4, 2002. This reduction in debt has resulted in a significant improvement in the debt to capitalization ratio as indicated in the table below.

The Company also maintains demand notes payable of $33.0 million entered into to efficiently finance its Latin American subsidiaries. The Company maintains cash balances of $33.0 million in certificates of deposit as compensating balances to collateralize the notes payable. The certificates of deposit are reflected as restricted cash in the accompanying condensed consolidated balance sheet.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

                                      MAY 3,          MAY 4,         FEB. 1,
                                       2003            2002           2003
                                      ------          ------         -------
Current Ratio                           1.8             1.8            1.9

Debt-Capitalization Ratio*             28.1%           38.3%          29.7%

Interest Coverage Ratio**               2.4x            1.6x           2.5x

* Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners' equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, would be 64.6%, 69.8% and 65.4% respectively, for the periods referred to above. The reduction in the debt to capitalization ratio reflects payments made on the Company's outstanding indebtedness and an increase in equity due to the Company's earnings.

** Interest coverage ratio, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense. The increase in the interest coverage ratio as of the first quarter of 2003 compared to the first quarter of 2002 is primarily attributable to the $70.0 million non-recurring charge recorded during the fourth quarter of 2001 for restructuring initiatives and asset impairments included in the twelve-month period ended May 4, 2002.

STORE ACTIVITY

At the end of the first quarter of 2003, the Company operated 5,003 stores offering quality family footwear and accessories in 50 states, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, Chile, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Peru, and Trinidad & Tobago. The following table presents the change in store count for the first quarters of 2003 and 2002.

                                                        FIRST QUARTER
                                                      -----------------
                                                       2003        2002
                                                      -----       -----
Beginning of quarter                                  4,992       4,964
Stores opened                                            60          61
Stores closed                                           (49)        (40)
                                                      -----       -----
Ending store count                                    5,003       4,985
                                                      =====       =====

Included in the 2003 first quarter store openings are 7 net new stores in Central America and the Caribbean operated under a joint venture agreement. This brings total store count in this region to 128. The Company intends to open 25 to 30 additional stores in this region during the remainder of 2003. Management believes this region represents an opportunity to open a total of 150 to 200 stores.

During the first quarter of 2003 the Company also opened 7 new stores in South America. This brings total store count in this region to 49. These stores are operated under a joint venture agreement. The Company intends to open 10 to 15 additional stores in this region during the remainder of 2003. The Andean region of South America could represent approximately a 300-store opportunity.

RESTRUCTURING

During the fourth quarter of 2001, the Company recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million. As part of the restructuring, the Company centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. The Company also announced its intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. The remaining Parade locations are concentrated in the Northeast and selected major metropolitan areas. As of May 3, 2003, the Company has closed 95 stores and has decided to continue to operate 7 of the 104 stores originally identified for closure. The remaining two stores will be closed in 2003. The Company eliminated a total of 230 positions in conjunction with the restructuring. The table below provides a roll-forward of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of May 3, 2003. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews.

(Dollars in millions)

                                        PRE-TAX 2001   CASH PAID IN                   ACCRUED AS OF     CASH PAID   ACCRUED AS OF
                                         CASH CHARGE   2001 AND 2002   ADJUSTMENTS   FEBRUARY 1, 2003    IN 2003     MAY 3, 2003
                                        ------------   -------------   -----------   ----------------   ---------   -------------
Store closings (including lease
    terminations and employee
    termination costs)                      $ 17.6       $  (8.5)        $ (8.0)           $ 1.1          $ (0.2)        $ 0.9
Division closings (including lease
    terminations and employee
    termination costs)                         3.3          (2.7)           1.8              2.4            (0.2)          2.2
Corporate employee termination costs           8.0          (8.0)             -                -               -             -
Professional fees                              6.4          (8.1)           2.0              0.3               -           0.3
Inventory liquidation costs (recorded
    as a component of cost of sales)           4.4          (2.4)          (2.0)               -               -             -
Other restructuring related costs              1.7          (3.1)           1.4                -               -             -
                                            ------       -------         ------            -----          ------         -----
      Total                                 $ 41.4       $ (32.8)        $ (4.8)           $ 3.8          $ (0.4)        $ 3.4
                                            ======       =======         ======            =====          ======         =====

In 2002, the Company recorded an additional charge of $2.0 million for professional fees and $1.4 million for relocation costs associated with implementing the restructuring that was announced during the fourth quarter of 2001. Also, in 2002, the Company decreased its reserve for store closings by $8.0 million, inventory liquidations by $2.0 million and increased its reserve for division closings by $1.8 million.

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

CRITICAL ACCOUNTING POLICIES

In preparing the accompanying condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported within the financial statements. Actual results could differ from these estimates. For more information regarding the Company's critical accounting policies, estimates and judgments, see the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended February 1, 2003.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Interest on the Company's Credit Facility is based on the London Inter-Bank Offered Rate ("LIBOR") plus a variable margin as defined in the credit agreement. Therefore, the Company's future borrowing costs may fluctuate depending upon the volatility of LIBOR. The Company currently mitigates a portion of its interest rate risk through the use of interest rate swap agreements, whereby the Company has agreed to exchange, at specific intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional amount.

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

FORWARD-LOOKING STATEMENTS

This report contains, and from time to time the Company may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, international expansion, possible strategic alternatives, new business concepts, capital expenditures and similar matters. Statements including the words "expects," "anticipates," "intends," "plans," "believes," "seeks," or variations of such words and similar expressions are forward-looking statements. The Company notes that a variety of factors could cause its actual results and experience to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom the Company sources its merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries; changes in relationships between Canada and foreign countries; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company operates stores; changes in trade and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to hire, train and retain associates; general economic, business and social conditions in the countries from which the Company sources products, supplies or has or intends to open stores; the performance of our partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; and strikes, work stoppages or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product. In addition, severe acute respiratory syndrome (SARS) or other illnesses could cause a disruption in the Company's supply chain or consumer purchasing patterns. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareowners of the Registrant was held on May 22, 2003.

(b) At the annual meeting of shareowners of the Registrant held on May 22, 2003, action was taken with respect to the election of one director of the Registrant:
55,764,093 shares were voted for Mylle H. Mangum while authority was withheld with respect to 7,268,694 shares. Other directors whose term of office continued after the meeting include: Steven J. Douglass, Duane L. Cantrell, Howard R. Fricke, Daniel Boggan Jr., Michael E. Murphy, and Robert C. Wheeler.

(c) Shareowners ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants: 58,368,622 votes in favor, 4,609,032 votes against and 55,133 votes abstained.


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

    * Filed herewith

(b) Reports on Form 8-K

On February 28, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 12 its Press Release, dated February 28, 2003, announcing fourth quarter results.

On May 14, 2003, the registrant filed a Current Report on Form 8-K furnishing under Item 9 its Press Release, dated May 14, 2003, announcing first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PAYLESS SHOESOURCE, INC.


Date: June 16, 2003                           By: /s/ Steven J. Douglass
                                                 -------------------------------
                                                 Steven J. Douglass
                                                 Chairman of the Board and
                                                 Chief Executive Officer



Date: June 16, 2003                           By: /s/ Ullrich E. Porzig
                                                 -------------------------------
                                                 Ullrich E. Porzig
                                                 Senior Vice President
                                                 Chief Financial Officer
                                                 and Treasurer

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

Date: June 16, 2003


                                           /s/ Steven J. Douglass
                                           -------------------------------------
                                           Steven J. Douglass
                                           Chairman of the Board and
                                           Chief Executive Officer

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

Date: June 16, 2003


                                           /s/ Ullrich E. Porzig
                                           -------------------------------------
                                           Ullrich E. Porzig
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer