Form 10-Q
period 2003-08-02
PAYLESS SHOESOURCE INC /DE/
filed 2003-09-12
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended August 2, 2003


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

                          Common Stock, $.01 par value
                    68,048,036 shares as of September 5, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

(Dollars in millions)

                                                                       AUGUST 2,        AUGUST 3,        FEBRUARY 1,
         ASSETS                                                          2003              2002              2003
                                                                     ------------      ------------      ------------

         Current Assets:
              Cash and cash equivalents                              $      115.3      $      169.6      $       74.4
              Restricted cash                                                33.0              18.5              28.5
              Inventories                                                   418.6             337.3             452.5
              Current deferred income taxes                                  16.1              22.3              16.4
              Other current assets                                           69.6              65.3              61.8
                                                                     ------------      ------------      ------------
                 Total current assets                                       652.6             613.0             633.6

         Property and Equipment:
              Land                                                            8.4               8.1               7.6
              Buildings and leasehold improvements                          637.7             607.1             625.4
              Furniture, fixtures and equipment                             507.4             485.7             490.0
              Property under capital leases                                   4.6               7.3               4.6
                                                                     ------------      ------------      ------------
                 Total property and equipment                             1,158.1           1,108.2           1,127.6
              Accumulated depreciation
                 and amortization                                          (737.7)           (671.9)           (701.3)
                                                                     ------------      ------------      ------------
                 Property and equipment, net                                420.4             436.3             426.3

         Favorable leases, net                                               31.8              34.6              34.3
         Deferred income taxes                                               29.1              34.8              29.0
         Other assets                                                        36.0              26.2              27.6
                                                                     ------------      ------------      ------------

                 Total Assets                                        $    1,169.9      $    1,144.9      $    1,150.8
                                                                     ============      ============      ============

         LIABILITIES AND SHAREOWNERS' EQUITY

         Current Liabilities:
              Current maturities of long-term debt                   $        0.9      $       48.9      $       83.2
              Notes payable                                                  33.0              18.5              28.5
              Accounts payable                                              114.3             109.6             106.4
              Accrued expenses                                              121.7             161.1             123.7
                                                                     ------------      ------------      ------------
                 Total current liabilities                                  269.9             338.1             341.8

         Long-term debt                                                     203.1             182.5             140.7
         Other liabilities                                                   54.9              53.7              52.3
         Minority interest                                                   18.3              10.8              17.8

         Total shareowners' equity                                          623.7             559.8             598.2
                                                                     ------------      ------------      ------------

                 Total Liabilities and Shareowners' Equity           $    1,169.9      $    1,144.9      $    1,150.8
                                                                     ============      ============      ============

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars and shares in millions, except per share)

                                                                   13 WEEKS ENDED                          26 WEEKS ENDED
                                                         ----------------------------------      ----------------------------------
                                                         AUGUST 2, 2003      AUGUST 3, 2002      AUGUST 2, 2003      AUGUST 3, 2002
                                                         --------------      --------------      --------------      --------------

Net sales                                                $        731.5      $        776.2      $      1,429.2      $      1,514.4

Cost of sales                                                     533.2               522.1             1,026.5             1,039.4

Selling, general and administrative expenses                      188.7               178.3               368.8               356.2

Non-recurring item                                                   --                (0.9)                 --                (0.9)
                                                         --------------      --------------      --------------      --------------

Operating profit                                                    9.6                76.7                33.9               119.7

Interest expense                                                    4.3                 6.4                 9.4                12.5

Interest income                                                    (1.0)               (1.3)               (2.0)               (1.9)
                                                         --------------      --------------      --------------      --------------

Earnings before income taxes and minority interest                  6.3                71.6                26.5               109.1

Provision for income taxes                                          2.3                25.4                 9.7                39.8
                                                         --------------      --------------      --------------      --------------

Earnings before minority interest                                   4.0                46.2                16.8                69.3

Minority interest                                                   1.2                 1.0                 2.5                 1.8
                                                         --------------      --------------      --------------      --------------

Net Earnings                                             $          5.2      $         47.2      $         19.3      $         71.1
                                                         ==============      ==============      ==============      ==============


Diluted Earnings per Share                               $         0.08      $         0.69      $         0.28      $         1.04
                                                         ==============      ==============      ==============      ==============

Basic Earnings per Share                                 $         0.08      $         0.70      $         0.28      $         1.05
                                                         ==============      ==============      ==============      ==============

Diluted Weighted Average Shares Outstanding                        68.1                68.4                68.1                68.3
                                                         ==============      ==============      ==============      ==============

Basic Weighted Average Shares Outstanding                          68.0                67.9                68.0                67.6
                                                         ==============      ==============      ==============      ==============

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

         (Dollars in millions)

                                                                         26 WEEKS ENDED
                                                                ----------------------------------
                                                                AUGUST 2, 2003      AUGUST 3, 2002
                                                                --------------      --------------
         Operating Activities:
            Net earnings                                        $         19.3      $         71.1
            Adjustments for noncash items included
            in net earnings:
                Loss on disposal of assets                                10.3                 1.8
                Depreciation and amortization                             50.2                51.1
                Amortization of unearned
                   restricted stock                                        0.3                 0.8
                Deferred income taxes                                      0.2                 9.0
                Minority interest                                         (2.5)               (1.8)
                Tax benefit of stock option exercises                       --                 2.9
         Changes in working capital:
            Inventories                                                   33.9                 2.2
            Other current assets                                          (6.8)               (9.1)
            Accounts payable                                               7.9                36.0
            Accrued expenses                                              (6.0)               21.8
         Other assets and liabilities, net                                11.6                (5.0)
                                                                --------------      --------------

         Total Operating Activities                                      118.4               180.8
                                                                --------------      --------------

         Investing Activities:
            Capital expenditures                                         (55.3)              (47.3)
            Disposition of property and equipment                           --                 1.7
                                                                --------------      --------------

         Total Investing Activities                                      (55.3)              (45.6)
                                                                --------------      --------------

         Financing Activities:
            Issuance of notes payable                                      4.5                 9.0
            Restricted cash                                               (4.5)               (9.0)
            Issuance of long-term debt                                   196.7                  --
            Payment of deferred financing costs                           (5.0)                 --
            Repayment of long-term debt                                 (216.6)              (79.7)
            Net issuances (purchases) of common stock                     (0.2)               15.9
            Contributions by minority owners                               3.6                 6.1
            Other financing activities                                    (0.7)               (0.2)
                                                                --------------      --------------

         Total Financing Activities                                      (22.2)              (57.9)
                                                                --------------      --------------

         Increase in Cash and Cash Equivalents                            40.9                77.3
         Cash and Cash Equivalents, Beginning of Year                     74.4                92.3
                                                                --------------      --------------
         Cash and Cash Equivalents, End of Period               $        115.3      $        169.6
                                                                ==============      ==============

         Cash paid during the period:
            Interest                                            $          9.0      $         12.0
            Income Taxes                                        $         13.7      $          0.0

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 19-25) in the Company's 2002 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the three-month period and six-month period ended August 2, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2004.

NOTE 2. STOCK-BASED COMPENSATION. The Company adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25. APB Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company's plans are granted with an exercise price equal to the fair market value on the date of the grant.

SFAS 123, "Accounting for Stock-Based Compensation," provides an alternative method of accounting for stock-based compensation, which establishes a fair value based method of accounting for employee stock options or similar equity instruments. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The fair value is recognized over the option vesting period. As the fair value represents only 1996 and later option grants, the pro forma impact shown below may not be representative of future years. The following table presents the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, "Accounting for Stock-Based Compensation."

(Dollars in millions, except per share amounts)

                                                                     13 WEEKS ENDED                        26 WEEKS ENDED
                                                            ---------------------------------     ---------------------------------
                                                            AUGUST 2, 2003     AUGUST 3, 2002     AUGUST 2, 2003     AUGUST 3, 2002
                                                            --------------     --------------     --------------     --------------
Net earnings:
    As reported                                             $          5.2     $         47.2     $         19.3     $         71.1
       Less: Total stock-based employee compensation
       expense determined under fair value based
       method for all awards, net of related taxes          $          1.4     $          1.9     $          2.6     $          3.8
    Pro forma                                               $          3.8     $         45.3     $         16.7     $         67.3
Diluted earnings per share:
    As reported                                             $         0.08     $         0.69     $         0.28     $         1.04
    Pro forma                                               $         0.06     $         0.66     $         0.24     $         0.98
Basic earnings per share:
    As reported                                             $         0.08     $         0.70     $         0.28     $         1.05
    Pro forma                                               $         0.06     $         0.67     $         0.24     $         0.99

NOTE 3. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Raw material and in-transit inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $13.5 million, $9.2 million and $15.5 million are included in Inventories at August 2, 2003, August 3, 2002, and February 1, 2003, respectively.

NOTE 4. INTANGIBLES. On February 3, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the first quarter for impairment by applying a fair value based test. No impairment was recorded during the first quarter ended May 3, 2003.

Favorable lease rights subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)                        August 2, 2003      August 3, 2002
                                             --------------      --------------
Gross carrying amount                        $         88.6      $         87.1
Less: accumulated amortization                        (56.8)              (52.5)
                                             --------------      --------------
Carrying amount, end of year                 $         31.8      $         34.6

The Company expects annual amortization expense for all intangible assets for the next five years to be as follows (in millions):

        Year                    Amount
        ----                    ------

   Remainder of 2003           $   2.5
        2004                       4.6
        2005                       4.2
        2006                       3.8
        2007                       3.3

NOTE 5. LONG-TERM DEBT AND LINE OF CREDIT. On July 28, 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the "Notes") for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company's domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that limit the Company's ability to make certain Restricted Payments, as defined in the Indenture dated as of July 28, 2003. As of August 2, 2003, the Company is in compliance with all covenants. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

      Year                     Percentage
      ----                     ----------

       2008                      104.125%
       2009                      102.750%
       2010                      101.375%
       2011 and thereafter       100.000%

On July 8, 2003, the Company amended its credit facility to, among other things, modify the fixed charge coverage ratio and maximum leverage ratio requirements. In conjunction with the issuance of Notes, the Company repaid the $200.0 million then outstanding on the term loan portion of its credit facility. The amended credit facility consists of a $150.0 million revolving line of credit. The credit facility is subject to various covenants and restrictions including an asset coverage ratio limitation. The credit facility is secured by a first priority perfected security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of its first-tier foreign subsidiaries. The revolving line of credit bears interest at the LIBOR rate plus 2.25 percent or the base rate, as defined in the credit agreement, plus 1.25 percent. A quarterly commitment fee of 0.5 percent per annum is payable on the unborrowed balance of the revolving line of credit. While no amounts had been drawn on the revolving line of credit as of August 2, 2003, the balance available to the Company was reduced by $13.4 million in outstanding letters of credit. As of August 2, 2003, the Company is in compliance with all covenants under its credit facility.

NOTE 6. ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company accounts for derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Company's interest rate swap agreements have been designated as cash flow hedging instruments. Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. As the critical terms of the Company's interest rate swap agreements match those of the related hedged obligations, the Company has concluded that there is no ineffectiveness in its hedges. Changes in the fair value of interest rate swap agreements designated as cash flow hedging instruments are reported in accumulated other comprehensive income.

The Company's interest rate swaps expired in the second quarter of 2003. During the three months ended August 2, 2003, $0.7 million of after-tax losses ($1.1 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense.

NOTE 7. RESTRUCTURING CHARGE. During the fourth quarter of 2001, the Company recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million. As part of the restructuring, the Company centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. The Company also announced its intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. The remaining Parade locations are concentrated in the Northeast and selected major metropolitan areas. As of August 2, 2003, the Company has closed 95 stores and has decided to continue to operate 7 of the 104 stores originally identified for closure. The Company intends to close the remaining two stores in 2003. The Company eliminated a total of 230 positions in conjunction with the restructuring. The table below provides a roll-forward of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of August 2, 2003. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews.

     (Dollars in millions)

                                      PRE-TAX 2001   CASH PAID IN                    ACCRUED AS OF      CASH PAID   ACCRUED AS OF
                                       CASH CHARGE   2001 AND 2002    ADJUSTMENTS   FEBRUARY 1, 2003     IN 2003    AUGUST 2, 2003
                                      -------------  -------------   ------------   ----------------   -----------  --------------

Store closings (including lease
    terminations and employee
    termination costs)                $        17.6  $        (8.5)  $       (8.0)   $          1.1    $     (0.6)  $          0.5
Division closings (including lease
    terminations and employee
    termination costs)                          3.3           (2.7)           1.8               2.4          (0.3)             2.1
Corporate employee termination costs            8.0           (8.0)            --                --            --               --
Professional fees                               6.4           (8.1)           2.0               0.3            --              0.3
Inventory liquidation costs
    (recorded as a component of
    cost of sales)                              4.4           (2.4)          (2.0)               --            --               --
Other restructuring related costs               1.7           (3.1)           1.4                --            --               --
                                      -------------  -------------   ------------    --------------    ----------   --------------

      Total                           $        41.4  $       (32.8)  $       (4.8)   $          3.8    $     (0.9)  $          2.9
                                      =============  =============   ============    ==============    ==========   ==============

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

During 2002, in an effort to enhance global sourcing initiatives and align with international expansion strategies, the Company reorganized its global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of product. As part of these cost reduction initiatives, the Company is now taking ownership of certain raw materials as the materials enter the production process. These raw materials are included in Inventories on the condensed consolidated balance sheet.

NOTE 8. INCOME TAXES. The Company's effective income tax rate was 36.5 percent in the second quarter and first six months of 2003 compared with 35.5 percent in the second quarter and 36.5 percent in the first six months of 2002.

NOTE 9. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

(Dollars in millions)

                                                                   13 WEEKS ENDED                        26 WEEKS ENDED
                                                         ---------------------------------      ---------------------------------
                                                         AUGUST 2, 2003     AUGUST 3, 2002      AUGUST 2, 2003     AUGUST 3, 2002
                                                         --------------     --------------      --------------     --------------
Net Income                                               $          5.2     $         47.2      $         19.3     $         71.1
Other Comprehensive Gain (Loss):
     Change in fair value of derivatives                             --               (0.8)                0.1               (1.2)
     Derivative losses reclassified into
         interest expense                                           0.7                1.6                 1.7                3.5
     Foreign currency translation adjustments                       1.8               (1.7)                4.1               (0.1)
                                                         --------------     --------------      --------------     --------------

        Total other comprehensive gain (loss)                       2.5               (0.9)                5.9                2.2
                                                         --------------     --------------      --------------     --------------
 Total Comprehensive Income                              $          7.7     $         46.3      $         25.2     $         73.3
                                                         ==============     ==============      ==============     ==============

NOTE 10. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of exercise of stock options.

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

NOTE 12. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless International segment includes retail operations in Canada, South America, Central America and the Caribbean. The Company's operations in its Central and South America regions are operated as joint ventures in which the Company maintains a 60-percent ownership. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $4.7 million during the second quarter of 2003 and $5.0 million during the same period in 2002. For the first six months of 2003, these total costs and fees amounted to $9.0 million, compared with $9.4 million for the same period in 2002. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan. Information on the segments is as follows:

(Dollars in millions)

                                            Payless Domestic   Payless International   Payless Consolidated
                                            ----------------   ---------------------   --------------------
Quarter ended August 2, 2003

Revenues from external customers             $        648.2        $         83.3      $        731.5
Operating profit                                        9.5                   0.1                 9.6

Six months ended August 2, 2003

Revenues from external customers             $      1,277.9        $        151.3      $      1,429.2
Operating profit (loss)                                37.6                  (3.7)               33.9
Total assets                                          974.9                 195.0             1,169.9

Quarter ended August 3, 2002

Revenues from external customers             $        699.2        $         77.0      $        776.2
Operating profit                                       71.9                   4.8                76.7

Six months ended August 3, 2002

Revenues from external customers             $      1,378.2        $        136.2      $      1,514.4
Operating profit                                      115.3                   4.4               119.7
Total assets                                          974.8                 170.1             1,144.9

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

REVIEW OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended August 2, 2003 (2003) and August 3, 2002 (2002).

NET EARNINGS

Net earnings totaled $5.2 million in the second quarter of 2003 compared with $47.2 million in the second quarter of 2002. For the first six months of 2003 net earnings were $19.3 million compared with $71.1 million in the 2002 period.

The following table presents the components of costs and expenses, as a percent of revenues, for the second quarter and first six months of 2003 and 2002.

                                                                     SECOND QUARTER                     FIRST SIX MONTHS
                                                             ------------------------------       ------------------------------
                                                                 2003              2002               2003              2002
                                                             ------------      ------------       ------------      ------------
     Cost of sales                                                   72.9%             67.2%              71.8%             68.6%

     Selling, general and administrative expense                     25.8              23.0               25.8              23.6

     Non-recurring item                                                --              (0.1)                --              (0.1)
                                                             ------------      ------------       ------------      ------------

     Operating profit                                                 1.3               9.9                2.4               7.9

     Interest expense, net                                            0.4               0.7                0.5               0.7
                                                             ------------      ------------       ------------      ------------

     Earnings before income taxes and minority interest               0.9               9.2                1.9               7.2

     Effective income tax rate*                                      36.5%             35.5%              36.5%             36.5%
                                                             ------------      ------------       ------------      ------------

     Earnings before minority interest                                0.5               6.0                1.2               4.6

     Minority interest                                                0.2               0.1                0.2               0.1
                                                             ------------      ------------       ------------      ------------

     Net Earnings                                                     0.7%              6.1%               1.4%              4.7%
                                                             ============      ============       ============      ============

         * Percent of pre-tax earnings

NET SALES

Net sales represent all sales during the period net of estimated returns. Same-store sales is calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. During the second quarter of 2003 total sales decreased 5.8 percent compared to the second quarter of 2002, consisting of a 5.8 percent decrease in unit volume and a 0.1 percent increase in average selling prices. Footwear unit volume decreased 7.6 percent and footwear average selling prices increased 0.2 percent in the second quarter of 2003 compared with the second quarter of 2002. During the first six months of 2003 total sales decreased 5.6 percent compared to the same period in 2002, consisting of an 8.2 percent decrease in unit volume and a 2.8 percent increase in average selling prices. Footwear unit volume decreased 9.8 percent and footwear average selling prices increased 3.1 percent in the first six months of 2003 compared with the first six months of 2002. The increase in the average selling price for footwear reflects the Company's strategy to increase the leather and fashion content of its product assortment. Sales percent decreases are as follows:

                                        SECOND QUARTER                       FIRST SIX MONTHS
                                -------------------------------       -------------------------------
                                    2003               2002               2003               2002
                                ------------       ------------       ------------       ------------
     Net Sales                          (5.8)%             (3.7)%             (5.6)%             (3.8)%
     Same-Store Sales                   (6.4)%             (5.8)%             (6.3)%             (6.1)%

The decrease in dollar and unit sales primarily reflects the poor performance of sandals and canvas footwear due to the unseasonably cold and wet spring season, particularly in the north central and northeastern United States, and a weak retail environment. The Company expects the retail footwear market to remain highly promotional in the second half of the year, with continued pressure on sales, margins and earnings.

COST OF SALES

Cost of sales includes cost of merchandise sold and the Company's buying and occupancy costs. Cost of sales was $533.2 million in the 2003 second quarter, up
2.1 percent from $522.1 million in the 2002 second quarter. For the first six months of 2003, cost of sales was $1,026.5 million, a 1.2 percent decrease from $1,039.4 million in the 2002 period.

As a percentage of net sales, cost of sales was 72.9 percent in the second quarter of 2003, compared with 67.2 percent in the second quarter of 2002. For the first six months of 2003, as a percentage of net sales, cost of sales was
71.8 percent, compared with 68.6 percent in the 2002 period. The increase in cost of sales as a percentage of net sales results from increased markdowns to clear seasonal merchandise and negative leverage of occupancy costs due to negative same-store sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $188.7 million in the second quarter of 2003, up 5.8 percent from $178.3 million in the second quarter of 2002. For the first six months of 2003, selling, general and administrative expenses were $368.8 million, up 3.5 percent from $356.2 million in the 2002 period.

As a percentage of net sales, selling, general and administrative expenses were
25.8 percent during the second quarter of 2003 compared with 23.0 percent in the second quarter of 2002. For the first six months of 2003, selling, general and administrative expenses as a percentage of net sales were 25.8 percent in 2003 compared with 23.6 percent in 2002. The increase in both the second quarter and first six months of 2003 is primarily the result of $3.8 million of additional advertising expense, $2.5 million in increased insurance costs, the write-off of $2.1 million in deferred financing costs related to the refinancing of long-term debt and negative leverage due to lower sales. The $2.5 million increase in insurance costs is partially due to a $2.0 million benefit recorded in the second quarter of 2002 for lower self-insurance costs due to a reserve adjustment recorded based on actuarial calculations resulting from favorable claims experience over the past several years.

INTEREST EXPENSE, NET

Net interest expense decreased to $3.3 million in the second quarter of 2003 from $5.1 million in the second quarter of 2002. For the first six months of 2003, net interest expense decreased to $7.4 million from $10.6 million in the same period in 2002. The decrease is the result of a lower debt balance and lower interest rates on the unhedged portion of variable rate debt during the first six months of 2003.

EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate was 36.5 percent in the second quarter and first six months of 2003 compared with 35.5 percent in the second quarter of 2002 and 36.5 percent in the first six months of 2002. The decline in tax rate during the second quarter of 2002 reduced the annual 2002 tax rate from 38.4 percent to 36.5 percent. This reduction reflects the tax impact of actions taken to restructure operations to support the increasing globalization of the Company's business and to participate in jurisdictional tax incentive programs.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash flow from operations during the six months ended August 2, 2003 was $118.4 million. This figure represented 8.3 percent of net sales in the first six months of 2003 compared with 11.9 percent in the first six months of 2002. The decrease in cash flow in the first six months of 2003 is due primarily to the decrease in net earnings from the first six months of 2002.

Internally generated funds are expected to continue to be the most important component of the Company's capital resources; however, the Company may from time to time draw on its revolving credit line to fund seasonal cash flow needs.

CAPITAL EXPENDITURES

Capital expenditures during the first six months of 2003 totaled $55.3 million, including $2.8 million from the Company's joint venture partners. The Company estimates that capital expenditures for the remainder of the year will be $61.7 million, including a $2.2 million contribution from the Company's joint venture partners in Central and South America. The Company anticipates that cash flow from operations, the revolving credit line, and its joint venture partners will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES

On July 28, 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the "Notes") for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company's domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that limit the Company's ability to make certain Restricted Payments, as defined in the Indenture dated as of July 28, 2003. As of August 2, 2003, the Company is in compliance with all covenants. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

      Year                     Percentage
      ----                     ----------

       2008                      104.125%
       2009                      102.750%
       2010                      101.375%
       2011 and thereafter       100.000%

On July 8, 2003, the Company amended its credit facility to, among other things, modify the fixed charge coverage ratio and maximum leverage ratio requirements. In conjunction with the issuance of Notes, the Company repaid the $200.0 million then outstanding on the term loan portion of its credit facility. The amended credit facility consists of a $150.0 million revolving line of credit. The credit facility is subject to various covenants and restrictions including an asset coverage ratio limitation. The credit facility is secured by a first priority perfected security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of its first-tier foreign subsidiaries. The revolving line of credit bears interest at the LIBOR rate plus 2.25 percent or the base rate, as defined in the credit agreement, plus 1.25 percent. A quarterly commitment fee of 0.5 percent per annum is payable on the unborrowed balance of the revolving line of credit. While no amounts had been drawn on the revolving line of credit as of August 2, 2003, the balance available to the Company was reduced by $13.4 million in outstanding letters of credit. As of August 2, 2003, the Company is in compliance with all covenants under its credit facility

The Company's financial commitments include required principal payments on the Notes and required payments under operating leases and capital leases and certain royalty payments as of August 2, 2003 as follows:

(Dollars in millions)

                               SENIOR
                            SUBORDINATED
       YEAR                     NOTES        OPERATING LEASES       ROYALTIES       CAPITAL LEASES         OTHER
       ----                --------------    ----------------    --------------     --------------     --------------

Remainder of 2003                      --              129.2                2.5                0.4                0.2
      2004                             --              223.6                6.3                0.7                1.1
      2005                             --              183.8                6.3                0.5                 --
      2006                             --              153.6                6.4                0.5                 --
      2007                             --              125.4                5.1                0.5                 --
   Thereafter                       200.0              202.2                4.8                0.1                4.0
                           --------------     --------------     --------------     --------------     --------------

              Total        $        200.0     $      1,017.8     $         31.4     $          2.7     $          5.3
                           ==============     ==============     ==============     ==============     ==============

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

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

                                               AUGUST 2,      AUGUST 3,        FEB. 1,
                                                  2003         2002             2003
                                               ---------      ---------        -------
Current Ratio                                        2.4            1.8            1.9
Debt-Capitalization Ratio*                          27.5%          30.9%          29.7%
Fixed Charge Coverage Ratio**                        1.7x           1.7x           2.5x


* Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners' equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 64.4%, 66.1% and 65.4% respectively, for the periods referred to above. The reduction in the debt to capitalization ratio reflects payments made on the Company's outstanding indebtedness and an increase in equity due to the Company's earnings.

** Fixed charge coverage ratio, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense.

STORE ACTIVITY

At the end of the first quarter of 2003, the Company operated 5,020 stores offering quality family footwear and accessories in 50 states, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, Chile, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Peru, and Trinidad & Tobago. The following table presents the change in store count for the second quarter and first six months of 2003 and 2002.

                                         SECOND QUARTER           FIRST SIX MONTHS
                                      -------------------       -------------------
                                       2003         2002         2003         2002
                                      ------       ------       ------       ------
Beginning of period                    5,003        4,985        4,992        4,964
Stores opened                             58           59          118          120
Stores closed                            (41)         (84)         (90)        (124)
                                      ------       ------       ------       ------
Ending store count                     5,020        4,960        5,020        4,960
                                      ======       ======       ======       ======


Included in the 2003 year-to-date store openings are 16 net new stores in Central America and the Caribbean operated under a joint venture agreement. This brings total store count in this region to 137. The Company intends to open 10 to 15 additional stores in this region during the remainder of 2003. Management believes this region represents an opportunity to open a total of 150 to 200 stores.

During the first six months of 2003 the Company also opened 11 new stores in South America. This brings total store count in this region to 53. These stores are operated under a joint venture agreement. The Company intends to open 3 to 5 additional stores in this region during the remainder of 2003. The Andean region of South America could represent approximately a 300-store opportunity.

RESTRUCTURING

During the fourth quarter of 2001, the Company recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million. As part of the restructuring, the Company centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. The Company also announced its intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. The remaining Parade locations are concentrated in the Northeast and selected major metropolitan areas. As of August 2, 2003, the Company has closed 95 stores and has decided to continue to operate 7 of the 104 stores originally identified for closure. The Company intends to close the remaining two stores in 2003. The Company eliminated a total of 230 positions in conjunction with the restructuring. The table below provides a roll-forward of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of August 2, 2003. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews.

(Dollars in millions)

                                                                                                                      ACCRUED AS OF
                                         PRE-TAX 2001   CASH PAID IN                     ACCRUED AS OF    CASH PAID     AUGUST 2,
                                          CASH CHARGE   2001 AND 2002     ADJUSTMENTS   FEBRUARY 1, 2003   IN 2003         2003
                                         ------------   -------------     -----------   ----------------  ---------   -------------
Store closings (including lease
 terminations and employee termination
 costs)                                       $17.6         $ (8.5)          $(8.0)          $ 1.1          $(0.6)          $ 0.5
Division closings (including lease
 terminations and employee termination
 costs)                                         3.3           (2.7)            1.8             2.4           (0.3)            2.1
Corporate employee termination costs            8.0           (8.0)             --              --             --              --
Professional fees                               6.4           (8.1)            2.0             0.3             --             0.3
Inventory liquidation costs (recorded as
    a component of cost of sales)               4.4           (2.4)           (2.0)             --             --              --
Other restructuring related costs               1.7           (3.1)            1.4              --             --              --
                                              -----         ------           -----           -----          -----           -----
      Total                                   $41.4         $(32.8)          $(4.8)          $ 3.8          $(0.9)          $ 2.9
                                              =====         ======           =====           =====          =====           =====

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

CRITICAL ACCOUNTING POLICIES

In preparing the accompanying condensed consolidated financial statements, management makes estimates and assumptions that affect the amounts reported within the financial statements. Actual results could differ from these estimates. For more information regarding the Company's critical accounting policies, estimates and judgments, see the discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended February 1, 2003.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Interest on the Company's Credit Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate ("LIBOR") plus 2.25 percent, or the Base Rate, as defined in the credit agreement, plus 1.25 percent. There are no outstanding borrowings on the revolving line of credit; however, if the Company were to borrow against its revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR.

FOREIGN CURRENCY RISK

Although the Company has international operating subsidiaries, the Company's exposure to foreign currency rate fluctuations is not significant to the financial condition or results of the Company.

ITEM 4 - CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, with the participation of the Company's management group, evaluated the Company's disclosure controls and procedures as of August 2, 2003. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There have not been changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:


      NUMBER                              DESCRIPTION
      ------                              ------------
         4.1      Indenture, dated as of July 28, 2003, among Payless
                  ShoeSource, Inc. and each of the Guarantors named therein and
                  Wells-Fargo Bank Minnesota, National Association as Trustee,
                  related to the 8.25% Senior Subordinated Notes Due 2013*

         4.2      Exchange and Registration Rights Agreement, Dated July 28,
                  2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers*

         11.1     Computation of Net Earnings Per Share*

         31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 of the Chairman of the Board and Chief Executive
                  Officer*

         31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002 of the Senior Vice President, Chief Financial
                  Officer and Treasurer*

         32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 of the Chairman of the Board and Chief Executive
                  Officer*

         32.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002 of the Senior Vice President, Chief Financial
                  Officer and Treasurer*


*        Filed herewith

(b)  Reports on Form 8-K

On May 14, 2003, the Company filed a Current Report on Form 8-K furnishing under
Item 9 its Press Release, dated May 14, 2003.

On June 17, 2003, the Company filed a Current Report on Form 8-K to report, under Item 5, that the Company issued a press release (attached as Exhibit 99 thereto).

On July 15, 2003, the Company filed a Current Report on Form 8-K to report under Items 5 and 9.

On July 16, 2003, the Company filed an Amended Current Report on Form 8-K to report under Items 5 and 9 and amend the July 15, 2003 Report on Form 8-K. The Amendment No. 1 was filed to correct a typographical error contained in the version of the amendment, dated as of July 8, 2003, of the Credit and Guaranty Agreement dated April 17, 2000, amended as of January 24, 2002, filed as Exhibit
99.2 to the July 15, 2003 Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     PAYLESS SHOESOURCE, INC.

Date: September 12, 2003                             By: /s/ Steven J. Douglass
                                                        -----------------------
                                                     Steven J. Douglass
                                                     Chairman of the Board and
                                                     Chief Executive Officer



Date: September 12, 2003                             By: /s/ Ullrich E. Porzig
                                                         ---------------------
                                                     Ullrich E. Porzig
                                                     Senior Vice President
                                                     Chief Financial Officer
                                                     and Treasurer