Form 10-Q
period 2003-11-01
PAYLESS SHOESOURCE INC /DE/
filed 2003-12-11
CIK 1060232

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For The Quarterly Period Ended November 1, 2003


                         Commission File Number 1-14770

                            PAYLESS SHOESOURCE, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                       43-1813160
             (State or other jurisdiction         (I.R.S. Employer
           of incorporation or organization)    Identification Number)


         3231 SOUTHEAST SIXTH AVENUE, TOPEKA, KANSAS         66607-2207
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

                                                  YES   X     NO
                                                       ----       ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                                                  YES   X     NO
                                                       ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common Stock, $.01 par value
                    68,052,402 shares as of December 5, 2003

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

(Dollars in millions)
                                                   NOVEMBER 1,    NOVEMBER 2,   FEBRUARY 1,
ASSETS                                               2003           2002          2003
------                                               ----           ----          ----
Current Assets:

     Cash and cash equivalents                      $  141.7      $  149.1      $   74.4
     Restricted cash                                    33.5          28.0          28.5
     Inventories                                       410.7         407.8         452.5
     Current deferred income taxes                      13.8          19.9          16.4
     Other current assets                               70.5          63.5          61.8
                                                    --------      --------      --------
        Total current assets                           670.2         668.3         633.6

Property and Equipment:
     Land                                                8.0           8.0           7.6
     Buildings and leasehold improvements              652.5         616.1         625.4
     Furniture, fixtures and equipment                 509.4         497.3         490.0
     Property under capital leases                       4.6           7.3           4.6
                                                    --------      --------      --------
        Total property and equipment                 1,174.5       1,128.7       1,127.6
     Accumulated depreciation
        and amortization                              (750.6)       (690.2)       (701.3)
                                                    --------      --------      --------
        Property and equipment, net                    423.9         438.5         426.3

Favorable leases, net                                   30.6          34.9          34.3
Deferred income taxes                                   22.8          22.4          29.0
Other assets                                            36.2          30.2          27.6
                                                    --------      --------      --------

        Total Assets                                $1,183.7      $1,194.3      $1,150.8
                                                    ========      ========      ========


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Current Liabilities:
     Current maturities of long-term debt           $    0.9      $   70.6      $   83.2
     Notes payable                                      33.5          28.0          28.5
     Accounts payable                                  131.2         119.0         106.4
     Accrued expenses                                  120.6         149.8         123.7
                                                    --------      --------      --------
        Total current liabilities                      286.2         367.4         341.8

Long-term debt                                         202.9         159.2         140.7
Other liabilities                                       57.5          55.3          52.3
Minority interest                                       16.4          20.2          17.8

Total shareowners' equity                              620.7         592.2         598.2
                                                    --------      --------      --------

        Total Liabilities and Shareowners' Equity   $1,183.7      $1,194.3      $1,150.8
                                                    ========      ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)

(Dollars and shares in millions, except per share)
                                                                13 WEEKS ENDED                       39 WEEKS ENDED
                                                     -----------------------------------   ------------------------------------
                                                     NOVEMBER 1, 2003   NOVEMBER 2, 2002   NOVEMBER 1, 2003    NOVEMBER 2, 2002
                                                     ----------------   ----------------   ----------------    ----------------
Net sales                                               $   709.8         $   713.0            $ 2,138.9          $ 2,227.4

Cost of sales                                               520.5             482.3              1,546.9            1,521.6

Selling, general and administrative expenses                190.2             181.9                558.9              538.1

Non-recurring item                                             --              (1.2)                  --               (2.1)
                                                        ---------         ---------            ---------          ---------

Operating (loss) profit                                      (0.9)             50.0                 33.1              169.8

Interest expense                                              6.0               5.9                 15.4               18.4

Interest income                                              (1.1)             (1.3)                (3.1)              (3.1)
                                                        ---------         ---------            ---------          ---------

(Loss) Earnings before income taxes and minority             (5.8)             45.4                 20.8              154.5
interest

(Benefit) Provision for income taxes                         (2.1)             16.5                  7.6               56.4
                                                        ---------         ---------            ---------          ---------

(Loss) Earnings before minority interest                     (3.7)             28.9                 13.2               98.1

Minority interest                                             1.5               0.7                  3.9                2.6
                                                        ---------         ---------            ---------          ---------

Net (Loss) Earnings                                     $    (2.2)        $    29.6            $    17.1          $   100.7
                                                        =========         =========            =========          =========


Diluted (Loss) Earnings per Share                       $   (0.03)        $    0.43            $    0.25          $    1.47
                                                        =========         =========            =========          =========

Basic (Loss) Earnings per Share                         $   (0.03)        $    0.44            $    0.25          $    1.49
                                                        =========         =========            =========          =========

Diluted Weighted Average Shares Outstanding                  68.1              68.4                 68.1               68.3
                                                        =========         =========            =========          =========

Basic Weighted Average Shares Outstanding                    68.1              68.0                 68.0               67.7
                                                        =========         =========            =========          =========



            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(Dollars in millions)                                     39 WEEKS ENDED
                                                ------------------------------------
                                                NOVEMBER 1, 2003    NOVEMBER 2, 2002
                                                ----------------    ----------------
Operating Activities:
   Net earnings                                    $ 17.1                $100.7
   Adjustments for noncash items included
   in net earnings:
       Loss on disposal of assets                    13.1                   3.0
       Depreciation and amortization                 74.8                  75.5
       Amortization of unearned
          restricted stock                            0.5                   0.9
       Deferred income taxes                          8.8                  23.8
       Minority interest                             (3.9)                 (2.6)
       Tax benefit of stock option exercises           --                   3.1
Changes in working capital:
   Inventories                                       41.8                 (68.3)
   Other current assets                              (7.6)                 (7.4)
   Accounts payable                                  24.8                  45.5
   Accrued expenses                                  (6.6)                 10.6
Other assets and liabilities, net                     8.8                  (5.8)
                                                   ------                ------

Total Operating Activities                          171.6                 179.0
                                                   ------                ------

Investing Activities:
   Capital expenditures                             (81.9)                (76.3)
   Disposition of property and equipment              1.0                   2.6
                                                   ------                ------

Total Investing Activities                          (80.9)                (73.7)
                                                   ------                ------

Financing Activities:
   Issuance of notes payable                          5.0                  18.5
   Restricted cash                                   (5.0)                (18.5)
   Issuance of long-term debt                       196.7                    --
   Payment of deferred financing costs               (5.5)                   --
   Repayment of long-term debt                     (216.8)                (81.2)
   Net issuances (purchases) of common stock         (0.3)                 16.7
   Contributions by minority owners                   3.6                  16.4
   Other financing activities                        (1.1)                 (0.4)
                                                   ------                ------

Total Financing Activities                          (23.4)                (48.5)
                                                   ------                ------

Increase in Cash and Cash Equivalents                67.3                  56.8
Cash and Cash Equivalents, Beginning of Year         74.4                  92.3
                                                   ------                ------
Cash and Cash Equivalents, End of Period           $141.7                $149.1
                                                   ======                ======

Cash paid during the period:
   Interest                                        $ 11.6                $ 18.0
   Income Taxes                                    $ 17.1                $ 16.6

            See Notes to Condensed Consolidated Financial Statements.

                    PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to Consolidated Financial Statements (pages 19-25) in the Company's 2002 Annual Report. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The results for the three-month period and nine-month period ended November 1, 2003, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2004.

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

(Dollars in millions, except per share amounts)
                                                                      13 WEEKS ENDED                     39 WEEKS ENDED
                                                            ----------------------------------  -----------------------------------
                                                            NOVEMBER 1, 2003  NOVEMBER 2, 2002  NOVEMBER 1, 2003  NOVEMBER 2, 2002
                                                            ----------------  ----------------  ----------------  ----------------
Net (loss) earnings:
   As reported                                                  $  (2.2)         $  29.6           $  17.1             $ 100.7
       Less: Total stock-based employee
       compensation expense determined under fair value
       based method for all awards, net of related taxes        $   1.1          $   1.9           $   3.7             $   5.6
    Pro forma                                                   $  (3.3)         $  27.7           $  13.4             $  95.1
Diluted (loss) earnings per share:
    As reported                                                 $ (0.03)         $  0.43           $  0.25             $  1.47
    Pro forma                                                   $ (0.05)         $  0.40           $  0.19             $  1.39
Basic (loss) earnings per share:
    As reported                                                 $ (0.03)         $  0.44           $  0.25             $  1.49
    Pro forma                                                   $ (0.05)         $  0.41           $  0.19             $  1.41

NOTE 3. INVENTORIES. Merchandise inventories are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Raw material and in-transit inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $15.6 million, $21.0 million and $15.5 million are included in Inventories at November 1, 2003, November 2, 2002, and February 1, 2003, respectively.

NOTE 4. INTANGIBLES. On February 3, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which established reporting and accounting standards for goodwill and intangible assets. Under SFAS 142, companies no longer amortize goodwill over the estimated useful life. Goodwill is assessed each year during the first quarter for impairment by applying a fair value based test. No impairment has been recorded during 2003.

Favorable lease rights subject to amortization pursuant to SFAS 142 are as follows:

(Dollars in millions)              November 1, 2003  November 2, 2002  February 1, 2003
---------------------              ----------------  ----------------  ----------------
Gross carrying amount                  $88.4              $88.9              $89.4
Less: accumulated amortization         (57.8)             (54.0)             (55.1)
                                       -----              -----              -----
Carrying amount, end of year           $30.6              $34.9              $34.3


Amortization expense on intangible assets was as follows:

   (Dollars in millions)
                                        13 Weeks Ended                            39 Weeks Ended
                              -------------------------------------     -------------------------------------
                              November 1, 2003     November 2, 2002     November 1, 2003     November 2, 2002
                              ----------------     ----------------     ----------------     ----------------
  Amortization expense on
  intangible assets                 $ 1.2               $  1.5               $ 3.8                 $ 4.2

The Company expects annual amortization expense for all intangible assets for the next five years to be as follows (in millions):

          Year                         Amount
          ----                         ------
   Remainder of 2003                 $   1.3
          2004                           4.6
          2005                           4.2
          2006                           3.8
          2007                           3.3


NOTE 5. LONG-TERM DEBT AND LINE OF CREDIT. On July 28, 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the "Notes") for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company's domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. As of November 1, 2003, the fair value of the Notes is $196.0 million. The fair value is based on recent trading activity of the Notes. The Notes contain various covenants including those that limit the Company's ability to make certain Restricted Payments, as defined in the Indenture dated as of July 28, 2003, by and among the Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association (the "Indenture"). As of November 1, 2003, the Company is in compliance with all covenants related to the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

       Year                           Percentage
       ----                           ----------
       2008                            104.125%
       2009                            102.750%
       2010                            101.375%
       2011 and thereafter             100.000%

On July 8, 2003, the Company amended its credit facility to, among other things, modify the fixed charge coverage ratio and maximum leverage ratio requirements. In conjunction with the issuance of Notes, the Company repaid the $200.0 million then outstanding on the term loan portion of its credit facility. The amended credit facility is now comprised of a $150.0 million revolving line of credit subject to various covenants and restrictions including an asset coverage ratio limitation. The credit facility is secured by a first priority perfected security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of its first-tier foreign subsidiaries. The revolving line of credit bears interest at the LIBOR rate plus
2.25 percent or the base rate, as defined in the credit agreement, plus 1.25 percent. A quarterly commitment fee of 0.5 percent per annum is payable on the unborrowed balance of the revolving line of credit. While no amounts had been drawn on the revolving line of credit as of November 1, 2003, the balance available to the Company was reduced by $13.4 million in outstanding letters of credit. As of November 1, 2003, the Company is in compliance with all covenants under its credit facility.

NOTE 6. RESTRUCTURING CHARGE. During the fourth quarter of 2001, the Company recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million. As part of the restructuring, the Company centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. The Company also announced its intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. The remaining Parade locations are concentrated in the Northeast and selected major metropolitan areas. As of November 1, 2003, the Company has closed 96 stores and has decided to continue to operate 7 of the 104 stores originally identified for closure. The Company intends to close the remaining store in 2003. The Company eliminated a total of 230 positions in conjunction with the restructuring. The table below provides a roll-forward of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of November 1, 2003. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews.

     (Dollars in millions)
                                                  PRE-TAX     CASH PAID
                                                    2001       IN 2001                ACCRUED AS OF     CASH PAID    ACCRUED AS OF
                                                 CASH CHARGE   AND 2002  ADJUSTMENTS  FEBRUARY 1, 2003   IN 2003    NOVEMBER 1, 2003
                                                 -----------   --------  -----------  ----------------   -------    ----------------
Store closings (including lease terminations
    and employee termination costs)                  $17.6     $(8.5)       $(8.0)        $ 1.1             $(0.7)        $ 0.4
Division closings (including lease terminations
    and employee termination costs)                    3.3      (2.7)         1.8           2.4              (0.4)          2.0
Corporate employee termination costs                   8.0      (8.0)          --            --                --            --
Professional fees                                      6.4      (8.1)         2.0           0.3                --           0.3
Inventory liquidation costs (recorded as
    a component of cost of sales)                      4.4      (2.4)        (2.0)           --                --            --
Other restructuring related costs                      1.7      (3.1)         1.4            --                --            --
                                                     -----     -----        -----         -----             -----         -----

      Total                                          $41.4     $(32.8)      $(4.8)        $ 3.8             $(1.1)        $ 2.7
                                                     =====     =====        =====         =====             =====         =====

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

NOTE 7. INCOME TAXES. The Company's effective income tax rate was 36.5 percent in the third quarter and first nine months of 2003 and 2002.

NOTE 8. COMPREHENSIVE (LOSS) INCOME. The following table shows the computation of comprehensive income:

   (Dollars in millions)
                                                                      13 WEEKS ENDED                      39 WEEKS ENDED
                                                            ----------------------------------  ------------------------------------
                                                            NOVEMBER 1, 2003  NOVEMBER 2, 2002  NOVEMBER 1, 2003    NOVEMBER 2, 2002
                                                            ----------------  ----------------  ----------------    ----------------
Net (Loss) Income                                                $ (2.2)           $ 29.6           $ 17.1               $100.7
Other Comprehensive (Loss) Gain:
     Change in fair value of derivatives                             --              (0.2)             0.1                 (1.4)
     Derivative losses reclassified into interest expense            --               1.0              1.7                  4.5
     Foreign currency translation adjustments                      (0.8)              0.9              3.4                  0.8
                                                                 ------            ------           ------               ------

        Total other comprehensive (loss) gain                      (0.8)              1.7              5.2                  3.9
                                                                 ------            ------           ------               ------
 Total Comprehensive (Loss) Income                               $ (3.0)           $ 31.3           $ 22.3               $104.6
                                                                 ======            ======           ======               ======

The changes in the Company's cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

NOTE 9. EARNINGS (LOSS) PER SHARE. Basic earnings or loss per share are computed by dividing net earnings or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings or loss per share include the effect of exercise of stock options.

NOTE 10. STOCK SPLIT. The Company completed a three-for-one stock split, effected in the form of a stock dividend, to shareholders of record on March 13, 2003, payable on March 27, 2003. The Company issued approximately 44.4 million shares of common stock as a result of the stock split. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. The Company reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings.

NOTE 11. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless International segment includes retail operations in Canada, South America, Central America and the Caribbean. The Company's operations in its Central and South America regions are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $4.3 million during the third quarter of 2003 and $4.1 million during the same period in 2002. For the first nine months of 2003, these total costs and fees amounted to $13.3 million, compared with $13.5 million for the same period in 2002. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan. Information on the segments is as follows:

   (Dollars in millions)
                                          Payless Domestic   Payless International     Payless Consolidated
                                          ----------------   ---------------------     --------------------
Quarter ended November 1, 2003

Revenues from external customers              $  631.3            $   78.5                    $  709.8
Operating profit (loss)                            0.8                (1.7)                       (0.9)

Nine months ended November 1, 2003

Revenues from external customers              $1,909.1            $  229.8                    $2,138.9
Operating profit (loss)                           38.5                (5.4)                       33.1
Total assets                                     979.3               204.4                     1,183.7

Quarter ended November 2, 2002

Revenues from external customers              $  641.1            $   71.9                    $  713.0
Operating profit                                  46.0                 4.0                        50.0

Nine months ended November 2, 2002

Revenues from external customers              $2,019.4            $  208.0                    $2,227.4
Operating profit                                 161.2                 8.6                       169.8
Total assets                                     999.0               195.3                     1,194.3

NOTE 12. RECLASSIFICATIONS. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 13. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income and are included as a separate component of shareowners' equity. Income and expense items of these subsidiaries are translated at average rates of exchange.

NOTE 14. CONTINGENCIES. On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. An estimate of the possible loss, if any, or the range of loss cannot be made.

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

NOTE 15. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosure in annual and interim financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions of this statement are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has adopted the disclosure provisions of SFAS 148.

During May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except that certain provisions have been deferred pursuant to FASB Staff Position No. FAS 150-3. The application of SFAS 150 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 16. SUBSIDIARY GUARANTORS OF SENIOR NOTES - CONDENSED CONSOLIDATING FINANCIAL INFORMATION. The Company has issued Notes guaranteed by certain of its subsidiaries (the "Guarantor Subsidiaries"). The Guarantor Subsidiaries are direct or indirect wholly owned subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.

The following supplemental financial information sets forth, on a condensed consolidating basis, the balance sheets for the Company (the "Parent Company"), for the Guarantor Subsidiaries and for the Company's non-guarantor subsidiaries (the "Non-guarantor Subsidiaries") and total consolidated Payless ShoeSource, Inc. and subsidiaries as of November 1, 2003, November 2, 2002, and February 1, 2003, the related condensed consolidating statements of earnings for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002, and the related condensed consolidating statements of cash flows for the thirty-nine week periods ended November 1, 2003 and November 2, 2002. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             As of November 1, 2003

(Dollars in millions)
                                                     PARENT         GUARANTOR      NON-GUARANTOR
                                                     COMPANY      SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                     -------      ------------      ------------     ------------    ------------
ASSETS

Current Assets:
   Cash and cash equivalents                          $     --     $  106.3         $   35.4         $      --        $  141.7
   Restricted cash                                          --           --             33.5                --            33.5
   Inventories                                              --        312.2             98.5                --           410.7
   Current deferred income taxes                            --         13.1              0.7                --            13.8
   Other current assets                                    5.7         78.1             47.8             (61.1)           70.5
                                                      --------     --------         --------         ---------        --------
        Total current assets                               5.7        509.7            215.9             (61.1)          670.2
Property and Equipment:
   Land                                                     --          8.0               --                --             8.0
   Buildings and leasehold improvements                     --        584.3             68.2                --           652.5
   Furniture, fixtures and equipment                        --        451.1             58.3                --           509.4
   Property under capital leases                            --          4.6               --                --             4.6
                                                      --------     --------         --------         ---------        --------
      Total property and equipment                          --      1,048.0            126.5                --         1,174.5

   Accumulated depreciation and amortization                --       (699.0)           (51.6)               --          (750.6)
                                                      --------     --------         --------         ---------        --------
      Property and equipment, net                           --        349.0             74.9                --           423.9
Favorable leases, net                                       --         30.6               --                --            30.6
Deferred income taxes                                       --         13.0              9.8                --            22.8
Other assets                                           1,105.5        431.9             12.5          (1,513.7)           36.2
                                                      --------     --------         --------         ---------        --------
        Total Assets                                  $1,111.2     $1,334.2         $  313.1         $(1,574.8)       $1,183.7
                                                      ========     ========         ========         =========        ========

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt               $     --     $    0.9         $     --         $      --        $    0.9
   Notes payable                                            --           --             33.5                --            33.5
   Accounts payable                                         --         85.8            100.1             (54.7           131.2
   Accrued expenses                                       10.6         98.8             17.6              (6.4           120.6
                                                      --------     --------         --------         ---------        --------
       Total current liabilities                          10.6        185.5            151.2             (61.1)          286.2
Long-term debt                                           479.9          2.1              4.0            (283.1)          202.9
Other liabilities                                           --        101.6              8.5             (52.6)           57.5
Minority interest                                           --           --             16.4                --            16.4
Total shareowners' equity                                620.7      1,045.0            133.0          (1,178.0)          620.7
                                                      --------     --------         --------         ---------        --------
        Total Liabilities and Shareowners' Equity     $1,111.2     $1,334.2         $  313.1         $(1,574.8)       $1,183.7
                                                      ========     ========         ========         =========        ========

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             As of November 2, 2002

(Dollars in millions)
                                                     PARENT       GUARANTOR     NON-GUARANTOR
                                                     COMPANY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     -------     ------------   ------------    ------------    ------------
ASSETS

Current Assets:
   Cash and cash equivalents                          $     --     $  112.1      $   37.0         $      --        $  149.1
   Restricted cash                                          --           --          28.0                --            28.0
   Inventories                                              --        319.3          93.7              (5.2)          407.8
   Current deferred income taxes                            --         19.8           0.1                --            19.9
   Other current assets                                    4.2        150.7          16.8            (108.2)           63.5
                                                      --------     --------      --------         ---------        --------
        Total current assets                               4.2        601.9         175.6            (113.4)          668.3
Property and Equipment:
   Land                                                     --          8.0            --                --             8.0
   Buildings and leasehold improvements                     --        558.5          57.6                --           616.1
   Furniture, fixtures and equipment                        --        447.2          50.1                --           497.3
   Property under capital leases                            --          7.3            --                --             7.3
                                                      --------     --------      --------         ---------        --------
      Total property and equipment                          --      1,021.0         107.7                --         1,128.7
   Accumulated depreciation and amortization                --       (651.5)        (38.7)               --          (690.2)
                                                      --------     --------      --------         ---------        --------
      Property and equipment, net                           --        369.5          69.0                --           438.5
Favorable leases, net                                       --         34.9            --                --            34.9
Deferred income taxes                                       --         16.8           5.6                --            22.4
Other assets                                           1,054.4        505.9          16.4          (1,546.5)           30.2
                                                      --------     --------      --------         ---------        --------
        Total Assets                                  $1,058.6     $1,529.0      $  266.6         $(1,659.9)       $1,194.3
                                                      ========     ========      ========         =========        ========

LIABILITIES AND SHAREOWNERS' EQUITY

Current Liabilities:
   Current maturities of long-term debt               $     --     $   70.6      $   15.0         $   (15.0)       $   70.6
   Notes payable                                            --           --          28.0                --            28.0
   Accounts payable                                         --         66.4          83.6             (31.0)          119.0
   Accrued expenses                                       66.4        132.9          17.9             (67.4)          149.8
                                                      --------     --------      --------         ---------        --------
       Total current liabilities                          66.4        269.9         144.5            (113.4)          367.4
Long-term debt                                           400.0        159.2           4.5            (404.5)          159.2
Other liabilities                                           --         84.8           9.8             (39.3)           55.3
Minority interest                                           --           --          20.2                --            20.2
Total shareowners' equity                                592.2      1,015.1          87.6          (1,102.7)          592.2
                                                      --------     --------      --------         ---------        --------
        Total Liabilities and Shareowners' Equity     $1,058.6     $1,529.0      $  266.6         $(1,659.9)       $1,194.3
                                                      ========     ========      ========         =========        ========

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             As of February 1, 2003

(Dollars in millions)
                                                      PARENT       GUARANTOR    NON-GUARANTOR
                                                      COMPANY     SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                      -------     ------------  ------------     ------------    ------------
ASSETS

Current Assets:
   Cash and cash equivalents                          $     --     $   31.9      $   42.5        $      --         $   74.4
   Restricted cash                                          --           --          28.5               --             28.5
   Inventories                                              --        369.2          89.0             (5.7)           452.5
   Current deferred income taxes                            --         15.8           0.6               --             16.4
   Other current assets                                    5.6        168.3          21.7           (133.8)            61.8
                                                      --------     --------      --------         --------         --------
        Total current assets                               5.6        585.2         182.3           (139.5)           633.6
Property and Equipment:
   Land                                                     --          7.6            --               --              7.6
   Buildings and leasehold improvements                     --        563.2          62.2               --            625.4
   Furniture, fixtures and equipment                        --        441.1          48.9               --            490.0
   Property under capital leases                            --          4.6            --               --              4.6
                                                      --------     --------      --------         --------         --------
      Total property and equipment                          --      1,016.5         111.1               --          1,127.6
   Accumulated depreciation and amortization                --       (660.2)        (41.1)              --           (701.3)
                                                      --------     --------      --------         --------         --------
      Property and equipment, net                           --        356.3          70.0               --            426.3
Favorable leases, net                                       --         34.3            --               --             34.3
Deferred income taxes                                       --         20.8           8.2               --             29.0
Other assets                                           1,062.6        508.6          18.1         (1,561.7)            27.6
                                                      --------     --------      --------         --------         --------
        Total Assets                                  $1,068.2     $1,505.2      $  278.6        $(1,701.2)       $1,150.8
                                                      ========     ========      ========         =========        ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current Liabilities:
   Current maturities of long-term debt               $     --     $   83.2      $   30.0        $   (30.0)        $   83.2
   Notes payable                                            --           --          28.5               --             28.5
   Accounts payable                                         --         69.0          71.3            (33.9)           106.4
   Accrued expenses                                       70.0        106.6          22.7            (75.6)           123.7
                                                      --------     --------      --------         --------         --------
       Total current liabilities                          70.0        258.8         152.5           (139.5)           341.8
Long-term debt                                           400.0        136.7           4.0           (400.0)           140.7
Other liabilities                                           --         95.1           5.2            (48.0)            52.3
Minority interest                                           --           --          17.8               --             17.8
Total shareowners' equity                                598.2      1,014.6          99.1         (1,113.7)           598.2
                                                      --------     --------      --------         --------         --------
        Total Liabilities and Shareowners' Equity     $1,068.2     $1,505.2      $  278.6        $(1,701.2)       $1,150.8
                                                      ========     ========      ========         =========        ========

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  For the Thirteen Weeks Ended November 1, 2003

(Dollars in millions)

                                                        PARENT      GUARANTOR   NON-GUARANTOR
                                                       COMPANY    SUBSIDIARIES  SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                                       -------    ------------  ------------      ------------   ------------
Net sales                                             $    --        $ 669.6      $ 162.3          $(122.1)        $ 709.8
Cost of sales                                              --          508.9        132.2           (120.6)          520.5
Selling, general and administrative expense               1.3          166.8         23.5             (1.5)          190.2
                                                      -------        -------      -------          -------         -------
Operating (loss) profit                                  (1.3)          (6.1)         6.6               --            (0.9)
Interest expense                                          5.3            2.0          1.0             (2.3)            6.0
Interest income                                            --           (2.5)        (0.9)             2.3            (1.1)
Equity in earnings of subsidiaries                       (2.0)          (8.2)          --             10.2              --
                                                      -------        -------      -------          -------         -------
(Loss) Earnings  before income taxes and minority
  interest                                               (4.3)           2.5          6.5            (10.2)           (5.8)
(Benefit) Provision for income taxes                     (2.4)           0.5         (0.2)              --            (2.1)
                                                      -------        -------      -------          -------         -------
(Loss) Earnings before minority interest                 (1.9)           2.0          6.7            (10.2)           (3.7)
Minority interest                                          --             --          1.5               --             1.5
                                                      -------        -------      -------          -------         -------
Net (loss) earnings                                   $  (2.2)       $   2.0      $   8.2          $ (10.2)        $  (2.2)
                                                      =======        =======      =======          =======         =======


                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  For the Thirteen Weeks Ended November 2, 2002

 (Dollars in millions)
                                                PARENT    GUARANTOR     NON-GUARANTOR
                                               COMPANY   SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                               -------   ------------    ------------  ------------   ------------
Net sales                                       $   --      $670.6          $123.1        $(80.7)        $713.0
Cost of sales                                       --       461.5            96.1         (75.3)         482.3
Selling, general and administrative expense        0.2       163.2            23.9          (5.4)         181.9
Non-recurring item                                  --        (1.2)             --            --           (1.2)
                                                ------      ------          ------        ------         ------
Operating (loss) profit                           (0.2)       47.1             3.1            --           50.0
Interest expense                                   3.6         5.2             0.7          (3.6)           5.9
Interest income                                     --        (4.3)           (0.6)          3.6           (1.3)
Equity in earnings of subsidiaries               (32.0)       (2.2)             --          34.2             --
                                                ------      ------          ------        ------         ------
Earnings before income taxes and minority
  interest                                        28.2        48.4             3.0         (34.2)          45.4
(Benefit) Provision for income taxes              (1.4)       16.4             1.5            --           16.5
                                                ------      ------          ------        ------         ------
Earnings before minority interest                 29.6        32.0             1.5         (34.2)          28.9
Minority interest                                   --          --             0.7            --            0.7
                                                ------      ------          ------        ------         ------
Net earnings                                    $ 29.6      $ 32.0          $  2.2        $(34.2)        $ 29.6
                                                ======      ======          ======        ======         ======

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                For the Thirty-nine Weeks Ended November 1, 2003

(Dollars in millions)
                                                  PARENT     GUARANTOR      NON-GUARANTOR
                                                 COMPANY    SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                 -------    ------------    ------------      ------------    ------------
Net sales                                       $     --      $2,009.6         $  519.7         $ (390.4)        $2,138.9
Cost of sales                                         --       1,502.7            429.7           (385.5)         1,546.9
Selling, general and administrative expense          1.4         492.9             69.4             (4.8)           558.9
                                                --------      --------         --------         --------         --------
Operating (loss) profit                             (1.4)         14.0             20.6             (0.1)            33.1
Interest expense                                    11.8           9.1              3.1             (8.6)            15.4
Interest income                                       --          (9.1)            (2.5)             8.5             (3.1)
Equity in earnings of subsidiaries                 (25.5)        (25.1)              --             50.6               --
                                                --------      --------         --------         --------         --------
Earnings before income taxes and minority           12.3          39.1             20.0            (50.6)            20.8
  interest
(Benefit) Provision for income taxes                (4.8)         13.6             (1.2)              --              7.6
                                                --------      --------         --------         --------         --------
Earnings before minority interest                   17.1          25.5             21.2            (50.6)            13.2
Minority interest                                     --            --              3.9               --              3.9
                                                --------      --------         --------         --------         --------
Net earnings                                    $   17.1      $   25.5         $   25.1         $  (50.6)        $   17.1
                                                ========      ========         ========         ========         ========


                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                For the Thirty-nine Weeks Ended November 2, 2002

(Dollars in millions)
                                                 PARENT       GUARANTOR    NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                -------     ------------   ------------    ------------   ------------
Net sales                                       $     --      $2,111.4      $  264.4         $ (148.4)       $2,227.4
Cost of sales                                         --       1,465.8         197.1           (141.3)        1,521.6
Selling, general and administrative expense          0.7         481.1          63.4             (7.1)          538.1
Non-recurring item                                    --          (2.1)           --               --            (2.1)
                                                --------      --------      --------         --------        --------
Operating (loss) profit                             (0.7)        166.6           3.9               --           169.8
Interest expense                                    10.9          17.3           1.1            (10.9)           18.4
Interest income                                       --         (12.6)         (1.4)            10.9            (3.1)
Equity in earnings of subsidiaries                (108.1)         (4.7)           --            112.8              --
                                                --------      --------      --------         --------        --------
Earnings before income taxes and minority           96.5         166.6           4.2           (112.8)          154.5
  interest
(Benefit) Provision for income taxes                (4.2)         58.5           2.1               --            56.4
                                                --------      --------      --------         --------        --------
Earnings before minority interest                  100.7         108.1           2.1           (112.8)           98.1
Minority interest                                     --            --           2.6               --             2.6
                                                --------      --------      --------         --------        --------
Net earnings                                    $  100.7      $  108.1      $    4.7         $ (112.8)       $  100.7
                                                ========      ========      ========         ========        ========

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Thirty-nine Weeks Ended November 1, 2003


(Dollars in millions)
                                                     PARENT      GUARANTOR      NON-GUARANTOR
                                                     COMPANY    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     -------    ------------    ------------    ------------   ------------
Operating Activities:
Net Earnings                                         $ 17.1       $ 25.5          $ 25.1          $(50.6)         $ 17.1
Adjustments for noncash items included in
   earnings:
   Loss on disposal of assets                            --         13.0             0.1              --            13.1
   Depreciation and amortization                         --         64.7            10.1              --            74.8
   Amortization of unearned restricted stock             --          0.5              --              --             0.5
   Deferred income taxes                                 --         10.6            (1.8)             --             8.8
   Minority interest                                     --           --            (3.9)             --            (3.9)
Changes in working capital:
   Inventories                                           --         57.0            (9.5)           (5.7)           41.8
   Other current assets                                (0.1)        91.1           (26.0)          (72.6)           (7.6)
   Accounts payable                                      --         16.8            28.9           (20.9)           24.8
   Accrued expenses                                   (59.4)       (11.3)           (5.1)           69.2            (6.6)
Other assets and liabilities, net                     (31.6)       (52.4)           12.2            80.6             8.8
                                                     ------       ------          ------          ------          ------
Total Operating Activities                            (74.0)       215.5            30.1              --           171.6
                                                     ------       ------          ------          ------          ------

Investing Activities:
Capital expenditures                                     --        (66.8)          (15.1)             --           (81.9)
Disposition of property and
   equipment                                             --          1.0              --              --             1.0
Investment in subsidiaries                               --         (5.4)             --             5.4              --
Repayment of loan to parent/subsidiary                   --        146.9              --          (146.9)             --
                                                     ------       ------          ------          ------          ------
Total Investing Activities                               --         75.7           (15.1)         (141.5)          (80.9)
                                                     ------       ------          ------          ------          ------

Financing Activities:
Issuance of notes payable                                --           --             5.0              --             5.0
Restricted cash                                          --           --            (5.0)             --            (5.0)
Issuance of long-term debt                            196.7           --              --              --           196.7
Payment of deferred financing costs                    (5.5)          --              --              --            (5.5)
Repayment of long-term debt                              --       (216.8)             --              --          (216.8)
Loan from parent/subsidiary                          (116.9)          --           (30.0)          146.9              --
Net purchases of common stock                          (0.3)          --              --              --            (0.3)
Contributions by parents                                 --           --             5.4            (5.4)             --
Contributions by minority owners                         --           --             3.6              --             3.6
Other financing activities                               --           --            (1.1)             --            (1.1)
                                                     ------       ------          ------          ------          ------
Total Financing Activities                             74.0       (216.8)          (22.1)          141.5           (23.4)
                                                     ------       ------          ------          ------          ------

Increase (decrease) in cash                              --         74.4            (7.1)             --            67.3
Cash and Cash Equivalents,
   Beginning of Period                                   --         31.9            42.5              --            74.4
                                                     ------       ------          ------          ------          ------
Cash and Cash Equivalents,
   End of Period                                     $   --       $106.3          $ 35.4          $   --          $141.7
                                                     ======       ======          ======          ======          ======

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Thirty-nine Weeks Ended November 2, 2002

(Dollars in millions)
                                                     PARENT     GUARANTOR     NON-GUARANTOR
                                                     COMPANY   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                     -------   ------------   ------------   ------------  ------------
Operating Activities:
Net Earnings                                          $100.7     $108.1         $  4.7         $(112.8)       $100.7
Adjustments for noncash items included in
   earnings:
   Loss on disposal of assets                             --        2.7            0.3             --            3.0
   Depreciation and amortization                          --       67.7            7.8             --           75.5
   Amortization of unearned restricted stock              --        0.9             --             --            0.9
   Deferred income taxes                                  --       25.9           (2.1)            --           23.8
   Minority interest                                      --         --           (2.6)            --           (2.6)
   Tax benefit of stock option
      exercises                                           --        3.1             --             --            3.1
Changes in working capital:
   Inventories                                            --       (4.0)         (69.5)           5.2          (68.3)
   Other current assets                                  6.3      (41.3)           2.1           25.5           (7.4)
   Accounts payable                                     (0.6)      14.0           45.1          (13.0)          45.5
   Accrued expenses                                     12.3       (1.7)           2.7           (2.7)          10.6
Other assets and liabilities, net                     (135.4)      38.3           (6.5)          97.8           (5.8)
                                                      ------     ------         ------         ------         ------
Total Operating Activities                             (16.7)     213.7          (18.0)            --          179.0
                                                      ------     ------         ------         ------         ------

Investing Activities:
Capital expenditures                                      --      (53.0)         (23.3)            --          (76.3)
Disposition of property and
   equipment                                              --        2.6             --             --            2.6
Investment in subsidiaries                                --      (24.6)            --           24.6             --
Repayment of loan to parent/subsidiary                    --      (15.0)            --           15.0             --
                                                      ------     ------         ------         ------         ------
Total Investing Activities                                --      (90.0)         (23.3)          39.6          (73.7)
                                                      ------     ------         ------         ------         ------

Financing Activities:
Issuance of notes payable                                 --         --           18.5             --           18.5
Restricted cash                                           --         --          (18.5)            --          (18.5)
Repayment of long-term debt                               --      (81.2)            --             --          (81.2)
Loan from parent/subsidiary                               --         --           15.0          (15.0)            --
Net issuances of common stock                           16.7         --             --             --           16.7
Contributions by parents                                  --         --           24.6          (24.6)            --
Contributions by minority owners                          --         --           16.4             --           16.4
Other financing activities                                --         --           (0.4)            --           (0.4)
                                                      ------     ------         ------         ------         ------
Total Financing Activities                              16.7      (81.2)          55.6          (39.6)         (48.5)
                                                      ------     ------         ------         ------         ------

Increase in cash                                          --       42.5           14.3             --           56.8
Cash and Cash Equivalents,
   Beginning of Period                                    --       69.6           22.7             --           92.3
                                                      ------     ------         ------         ------         ------
Cash and Cash Equivalents,
   End of Period                                      $   --     $112.1         $ 37.0         $   --         $149.1
                                                      ======     ======         ======         ======         ======


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

REVIEW OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended November 1, 2003 (2003) and November 2, 2002
(2002).

NET (LOSS) EARNINGS

The Company posted a net loss of $2.2 million in the third quarter of 2003 compared with net earnings of $29.6 million in the third quarter of 2002. For the first nine months of 2003 net earnings were $17.1 million compared with $100.7 million in the 2002 period.

The following table presents the components of costs and expenses, as a percent of revenues, for the third quarter and first nine months of 2003 and 2002.

                                                                THIRD QUARTER              FIRST NINE MONTHS
                                                           ---------------------         --------------------
                                                            2003           2002           2003          2002
                                                           ------         ------         ------        ------
  Cost of sales                                              73.3%          67.6%          72.3%         68.3%

  Selling, general and administrative expense                26.8           25.5           26.1          24.2

  Non-recurring item                                           --           (0.1)            --          (0.1)
                                                           ------         ------         ------        ------

  Operating (loss) profit                                    (0.1)           7.0            1.6           7.6

  Interest expense, net                                       0.7            0.6            0.6           0.7
                                                           ------         ------         ------        ------

  (Loss) Earnings before income taxes and minority
   interest                                                  (0.8)           6.4            1.0           6.9

  Effective income tax rate*                                 36.5%          36.5%          36.5%         36.5%
                                                           ------         ------         ------        ------

  (Loss) Earnings before minority interest                   (0.5)           4.1            0.6           4.4

  Minority interest                                           0.2            0.1            0.2           0.1
                                                           ------         ------         ------        ------

  Net (Loss) Earnings                                        (0.3)%          4.2%           0.8%          4.5%
                                                           ======         ======         ======        ======

* Percent of pre-tax earnings

NET SALES

Net sales represent all sales during the period net of estimated returns. Same-store sales is calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. During the third quarter of 2003 total sales decreased 0.5 percent compared to the third quarter of 2002, consisting of a 0.1 percent increase in unit volume and a 0.6 percent decrease in average selling prices. Footwear unit volume increased 4.0 percent and footwear average selling prices decreased 5.5 percent in the third quarter of 2003 compared with the third quarter of 2002. The third quarter decrease in the average selling price for footwear reflects the aggressive markdowns the Company has taken to remain competitive in a highly promotional footwear market. During the first nine months of 2003 total sales decreased 4.0 percent compared to the same period in 2002, consisting of an 5.7 percent decrease in unit volume and a
1.8 percent increase in average selling prices. Footwear unit volume decreased
5.9 percent and footwear average selling prices increased 0.6 percent in the first nine months of 2003 compared with the first nine months of 2002. The year-to-date increase in the average selling price for footwear reflects the Company's strategy to increase the leather and fashion content of its product assortment. Sales percent (decreases) increases are as follows:

                       THIRD QUARTER              FIRST NINE MONTHS
                   ---------------------      ------------------------
                   2003             2002      2003                2002
                   ----             ----      ----                ----
Net Sales         (0.5)%            2.3%     (4.0)%              (1.9)%
Same-Store Sales  (1.4)%            0.7%     (4.7)%              (4.0)%

The decrease in dollar and unit sales reflects the weak retail environment and particularly poor performance of sandals and canvas footwear during the spring season due to unseasonably cold and wet weather. The Company expects the retail environment to remain highly promotional in the fourth quarter. Therefore, margins and financial results are expected to remain under intense pressure through the end of the year.

COST OF SALES

Cost of sales includes cost of merchandise sold and the Company's buying and occupancy costs. Cost of sales was $520.5 million in the 2003 third quarter, up
7.9 percent from $482.3 million in the 2002 third quarter. For the first nine months of 2003, cost of sales was $1,546.9 million, up 1.7 percent from $1,521.6 million in the 2002 period.

As a percentage of net sales, cost of sales was 73.3 percent in the third quarter of 2003, compared with 67.6 percent in the third quarter of 2002. For the first nine months of 2003, as a percentage of net sales, cost of sales was
72.3 percent, compared with 68.3 percent in the 2002 period. The increase in cost of sales as a percentage of net sales results from an increase in markdowns reflecting the competitive, highly promotional footwear market. Additionally, cost of sales benefited in the third quarter of 2002 from a lower level of markdowns in anticipation of potential supply interruptions resulting from the West Coast port situation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $190.2 million in the third quarter of 2003, up 4.6 percent from $181.9 million in the third quarter of 2002. For the first nine months of 2003, selling, general and administrative expenses were $558.9 million, up 3.9 percent from $538.1 million in the 2002 period.

As a percentage of net sales, selling, general and administrative expenses were
26.8 percent during the third quarter of 2003 compared with 25.5 percent in the third quarter of 2002. For the first nine months of 2003, selling, general and administrative expenses as a percentage of net sales were 26.1 percent in 2003 compared with 24.2 percent in 2002. The increase in the third quarter is primarily the result of an additional $7.8 million of advertising and negative leverage due to lower same-store sales. The increase in the first nine months of 2003 is primarily the result of an additional $9.0 million of advertising, $3.4 million in increased insurance costs, the second-quarter write-off of $2.1 million in deferred financing costs and negative leverage due to lower sales. The $3.4 million increase in insurance costs from last year is partially the result of the recognition of a $2.0 million benefit recorded in the second quarter of 2002 for lower self-insurance costs as a result of actuarial calculations resulting from favorable claims experience over the past several years.

INTEREST EXPENSE, NET

Net interest expense increased to $4.9 million in the third quarter of 2003 from $4.6 million in the third quarter of 2002, reflecting the higher interest rate on the $200.0 million senior subordinated notes due 2013 that were issued in the second quarter. For the first nine months of 2003, net interest expense decreased to $12.3 million from $15.3 million in the same period in 2002. The decrease over the first nine months reflects the lower average balance of outstanding indebtedness. See Financing Activities, below.

EFFECTIVE INCOME TAX RATE

The Company's effective income tax rate was 36.5 percent in the third quarter and first nine months of 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash flow from operations during the nine months ended November 1, 2003 was $171.6 million. As a percentage of net sales, cash flow from operations was 8.0 percent in the first nine months of 2003 and 2002.

Internally generated funds are expected to continue to be the most important component of the Company's capital resources; however, the Company may from time to time draw on its revolving credit line to fund seasonal cash flow needs.

CAPITAL EXPENDITURES

Capital expenditures during the first nine months of 2003 totaled $81.9 million, including $3.1 million from the Company's joint venture partners. The Company estimates that capital expenditures for the remainder of the year will be $28.1 million, including $1.9 million contributed by the Company's joint venture partners in Central and South America. The Company anticipates that cash flow from operations, the revolving line of credit, and its joint venture partners will be sufficient to finance projected capital expenditures.

FINANCING ACTIVITIES

On July 28, 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the "Notes") for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company's domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that limit the Company's ability to make certain Restricted Payments, as defined in the Indenture dated as of July 28, 2003, by and among the Company, the guarantors named therein and Wells Fargo Bank Minnesota, National Association (the "Indenture"). As of November 1, 2003, the fair value of the Notes is $196.0 million. The fair value is based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

       Year                           Percentage
       ----                           ----------
       2008                            104.125%
       2009                            102.750%
       2010                            101.375%
       2011 and thereafter             100.000%

On July 8, 2003, the Company amended its credit facility to, among other things, modify the fixed charge coverage ratio and maximum leverage ratio requirements. In conjunction with the issuance of Notes, the Company repaid the $200.0 million then outstanding on the term loan portion of its credit facility. The amended credit facility is now comprised of a $150.0 million revolving line of credit subject to various covenants and restrictions including an asset coverage ratio limitation. The credit facility is secured by a first priority perfected security interest in all of the capital stock of the Company's domestic subsidiaries and 65 percent of the capital stock of its first-tier foreign subsidiaries. The revolving line of credit bears interest at the LIBOR rate plus
2.25 percent or the base rate, as defined in the credit agreement, plus 1.25 percent. A quarterly commitment fee of 0.5 percent per annum is payable on the unborrowed balance of the revolving line of credit. While no amounts had been drawn on the revolving line of credit as of November 1, 2003, the balance available to the Company was reduced by $13.4 million in outstanding letters of credit. As of November 1, 2003, the Company is in compliance with all covenants under its credit facility.

The Company's financial commitments include required principal payments on the Notes, required payments under operating leases and capital leases and certain royalty payments as of November 1, 2003 as follows:

 (Dollars in millions)
                                  SENIOR
       YEAR                SUBORDINATED NOTES      OPERATING LEASES      ROYALTIES   CAPITAL LEASES      OTHER
       ----                ------------------      ----------------      ---------   --------------      -----


 Remainder of 2003               $    --             $    67.3          $    1.1       $    0.2         $    0.1

       2004                           --                 239.6               9.7            0.7              1.0
       2005                           --                 200.0              10.2            0.5               --
       2006                           --                 169.2              10.3            0.5               --
       2007                           --                 139.9               7.6            0.5               --
    Thereafter                     200.0                 243.2               5.4            0.1              4.0
                                   -----                 -----               ---            ---              ---

       Total                    $  200.0            $  1,059.2          $   44.3       $    2.5         $    5.1
                                ========            ==========          ========       ========         ========

The Company's royalty commitment consists of minimum royalty payments for the purchase of branded merchandise.

Amounts Not  Reflected in the Table Above:

The Company also maintains demand notes payable of $33.5 million entered into to efficiently finance its Latin American subsidiaries. The Company maintains cash balances of $33.5 million in certificates of deposit as compensating balances to collateralize the notes payable. The certificates of deposit are reflected as restricted cash in the accompanying condensed consolidated balance sheet.

The Company has recently announced that it has entered into a joint venture agreement to operate Payless stores in Japan. The Company has committed to making capital contributions to its Japanese joint venture in the amount of
120.0 million yen, 611.4 million yen and 412.9 million yen in 2003, 2004 and 2005, respectively. Additionally, if the Japanese joint venture achieves certain performance targets, the Company will be committed to contribute an additional
2.9 billion yen and 3.4 billion yen in 2006 and 2007, respectively. In U.S. dollars, based on the exchange rate of 110 yen to 1 U.S. dollar as of November 1, 2003, the committed contributions are $1.1 million, $5.6 million, $3.8 million, $26.4 million and $30.9 million for 2003, 2004, 2005, 2006 and 2007, respectively. The Company will own 60 percent of the Japanese joint venture and, therefore, will fully consolidate the results of such operations in its financial statements. The Company intends to open the first test store in Japan in 2004.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

                                          NOVEMBER 1,      NOVEMBER 2,     FEBRUARY 1,
                                             2003            2002             2003
                                             ----            ----             ----
Current Ratio                                 2.3             1.8             1.9
Debt-Capitalization Ratio*                   27.7%           30.3%           29.7%
Fixed Charge Coverage Ratio**                1.2x            1.9x            2.5x

* Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners' equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 65.3%, 65.0% and 65.4% respectively, for the periods referred to above.

** Fixed charge coverage ratio, which is presented for the trailing 52 weeks in each period ended above, is defined as earnings before income taxes, gross interest expense, and the interest component of rent expense, divided by gross interest expense and the interest component of rent expense.

STORE ACTIVITY

At the end of the third quarter of 2003, the Company operated 5,050 stores offering quality family footwear and accessories in all 50 states, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, Chile, Costa Rica, the Dominican Republic, Ecuador, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Peru, and Trinidad & Tobago. The following table presents the change in store count for the third quarter and first nine months of 2003 and 2002.

                                  THIRD QUARTER       FIRST NINE MONTHS
                               -----------------      -----------------
                                 2003       2002         2003      2002
                               ------     ------       ------    ------
Beginning of period             5,020      4,960        4,992     4,964
Stores opened                      84         40          202       160
Stores closed                     (54)       (38)        (144)     (162)
                               ------     ------       ------    ------

Ending store count              5,050      4,962        5,050     4,962
                               ======     ======       ======    ======

Included in the 2003 year-to-date store openings are 22 net new stores in Central America and the Caribbean operated under a joint venture agreement. This brings total store count in this region to 143. The Company intends to open 3 to 8 additional stores in this region during the remainder of 2003. Management believes this region represents an opportunity to open a total of 150 to 200 stores.

During the first nine months of 2003 the Company also opened 13 new stores in South America. This brings total store count in this region to 55. These stores are operated under a joint venture agreement. The Company does not expect the store count to change significantly through the end of 2003 as it continues to focus on achieving its performance standards in all countries in this region. The Andean region of South America could represent approximately a 300-store opportunity.

RESTRUCTURING

During the fourth quarter of 2001, the Company recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million. As part of the restructuring, the Company centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. The Company also announced its intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have a longer remaining lease term. The remaining Parade locations are concentrated in the Northeast and selected major metropolitan areas. As of November 1, 2003, the Company has closed 96 stores and has decided to continue to operate 7 of the 104 stores originally identified for closure. The Company intends to close the remaining store in 2003. The Company eliminated a total of 230 positions in conjunction with the restructuring. The table below provides a roll-forward of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of November 1, 2003. Costs are being charged against the reserves as incurred. Reserves are reviewed for adequacy on a periodic basis and are adjusted as appropriate based on those reviews.

     (Dollars in millions)
                                                                                         ACCRUED
                                                   PRE-TAX     CASH PAID                  AS OF
                                                    2001        IN 2001                 FEBRUARY 1,   CASH PAID    ACCRUED AS OF
                                                 CASH CHARGE   AND 2002   ADJUSTMENTS      2003        IN 2003    NOVEMBER 1, 2003
                                                 -----------   --------   -----------      ----        -------    ----------------
Store closings (including lease terminations
    and employee termination costs)                $17.6         $(8.5)     $(8.0)       $ 1.1         $(0.7)         $ 0.4
Division closings (including lease terminations
    and employee termination costs)                  3.3          (2.7)       1.8          2.4          (0.4)           2.0
Corporate employee termination costs                 8.0          (8.0)        --           --            --             --
Professional fees                                    6.4          (8.1)       2.0          0.3            --            0.3
Inventory liquidation costs (recorded as
    a component of cost of sales)                    4.4          (2.4)      (2.0)          --            --             --
Other restructuring related costs                    1.7          (3.1)       1.4           --            --             --
                                                   -----         -----      -----        -----         -----          -----
      Total                                        $41.4         $(32.8)    $(4.8)       $ 3.8         $(1.1)         $ 2.7
                                                   =====         =====      =====        =====         =====          =====

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

FOREIGN CURRENCY RISK

The Company has retail operations in foreign countries; therefore, its cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. The Company adjusts its retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, the Company may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the thirteen and thirty-nine weeks ended November 1, 2003, and November 2, 2002, fluctuations in foreign currency exchange rates did not have a material impact on the Company's operations or cash flows and the Company did not enter into any forward contracts to purchase or sell foreign currencies.

ITEM 4 - CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer, with the participation of the Company's management group, evaluated the Company's disclosure controls and procedures as of November 1, 2003. Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective. There have not been changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On or about January 20, 2000, a complaint was filed against the Company in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief, unspecified monetary damages, attorneys' fees, interest and costs for patent infringement. The Company believes it has meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made.


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

    31.1       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               of the Chairman of the Board and Chief Executive Officer*

    31.2       Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               of the Senior Vice President, Chief Financial Officer and Treasurer*

    32.1       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               of the Chairman of the Board and Chief Executive Officer*

    32.2       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               of the Senior Vice President, Chief Financial Officer and Treasurer*



      * Filed herewith

(b) Reports on Form 8-K

On August 13, 2003, the Company filed a Current Report on Form 8-K furnishing under Items 9 and 12 the Company's results for the quarter ended August 2, 2003 and its Press Release dated August 13, 2003.

On November 11, 2003, the Company filed a Current Report on Form 8-K furnishing under Items 9 and 12 the Company's results for the quarter ended November 1, 2003 and its Press Release dated November 11, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PAYLESS SHOESOURCE, INC.


       Date: December 11, 2003             By: /s/ Steven J. Douglass
                                              -----------------------------
                                           Steven J. Douglass

                                           Chairman of the Board and
                                           Chief Executive Officer



       Date: December 11, 2003             By: /s/ Ullrich E. Porzig
                                               ----------------------------
                                           Ullrich E. Porzig

                                           Senior Vice President
                                           Chief Financial Officer
                                           and Treasurer

                                 Exhibit Index

   NUMBER                      DESCRIPTION
   ------                      -----------
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