Form 10-K
period 2004-01-31
PAYLESS SHOESOURCE INC /DE/
filed 2004-04-09
CIK 1060232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended January 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
or the transition period from ______ to _______

Commission File Number 1-14770

PAYLESS SHOESOURCE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	48-1813160 (I.R.S. Employer Identification No.)

3231 Southeast Sixth Avenue, Topeka, Kansas (Address of principal executive offices)	66607-2207 (Zip Code)

Registrant’s telephone number, including area code (785) 233-5171

Securities registered pursuant to Section 12(b) of the Act:

Name on Each Exchange
Title of Each Class	On Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of Registrant’s Common Stock held by non-affiliates based on the closing price of $13.10 on August 1, 2003, was $885,902,480. For purposes of this disclosure, the Registrant has assumed that its Directors and Executive Officers are affiliates of the Registrant.

The Registrant had 68,028,844 shares of $.01 par value Common Stock issued and outstanding as of April 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Payless ShoeSource, Inc. 2004 Proxy Statement for the Annual Meeting to be held on May 27, 2004, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 28, 2002.

Forward Looking Statements

This report contains, and from time to time we may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, international expansion, possible strategic alternatives, new business concepts, capital expenditures, fashion trends and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom we source our merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries; changes in relationships between Canada and foreign countries; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we operate stores; changes in trade, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to hire, train and retain associates; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; the performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions that play a significant role in the manufacture, distribution or sale of product. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

PAYLESS SHOESOURCE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2004
INDEX

PART I

ITEM 1. BUSINESS

General

We are the largest family footwear retailer in the Western Hemisphere. Our 5,042 retail stores in the United States, Canada, the Caribbean, Central America and South America sold over 200 million pairs of footwear in fiscal 2003. Our 4,862 Payless ShoeSource® stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format, and our 180 Parade® stores offer fashionable, quality, private label women’s shoes at moderate prices in a self-selection shopping format. All references to years are to our fiscal year unless otherwise stated.

Our Payless ShoeSource stores sell a broad assortment of quality footwear, including athletic, casual, dress shoes, sandals, work and fashion boots, slippers and accessories, such as handbags and hosiery, at affordable prices. As of fiscal year end 2003, each Payless ShoeSource store stocked on average 7,400 pairs of footwear. Over 50% of the footwear inventory found in a Payless ShoeSource store is generally stocked based on the demographics and customer profile of that store’s location. As part of our strategy to be the merchandise authority, we intend to consistently deliver product that is right, distinctive and targeted to our customer.

We offer footwear and accessories for women, men and children of all ages, but we focus our marketing and merchandising efforts on women consumers between the ages of 18 and 44 with household incomes of less than $75,000. We believe this group of consumers makes a disproportionately large share of household footwear purchasing decisions. We believe that more than 40% of these target consumers purchased at least one pair of footwear from our stores last year.

We operate our stores in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers, grocery stores and leased departments in other retailers. We generally lease our stores with initial terms of five to ten years and either one or two renewal options.

In 2003, we generated net sales of $2.78 billion, as compared with net sales of $2.88 billion in 2002.

History

We were founded in Topeka, Kansas in 1956 with a strategy of selling low-cost, high-quality family footwear on a self-service basis. In 1962, we became a public company. In 1979, we were acquired by The May Department Stores Company of St. Louis, Missouri. On May 4, 1996, we became an independent public company as a result of a spin-off from The May Department Stores Company. Our common stock is listed for trading on the New York Stock Exchange under the symbol “PSS.” Our principal executive offices are located at 3231 Southeast Sixth Avenue, Topeka, Kansas 66607-2207, and our telephone number is (785) 233-5171. Our investor relations website address is www.paylessinfo.com. In addition, footwear can be purchased any time at www.payless.com which also includes a link to our investor relations website. Information included or referred to on our website is not part of this annual report on Form 10-K.

Segments

We operate our business in two segments, Payless Domestic and Payless International. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan. The Payless International segment includes retail operations in Canada; the South American Region which includes Ecuador, Peru and Chile; the Central American Region which includes Costa Rica, Guatemala, El Salvador, Dominican Republic, Honduras,

Nicaragua, Panama and Trinidad & Tobago; Puerto Rico and the U.S. Virgin Islands. Operations in our Central American and South American Regions are operated as joint ventures in which we maintain a 60-percent ownership interest.

For a more detailed discussion of our segments please see the discussion contained under “Segment Reporting” in the Notes to the Company’s Consolidated Financial Statements.

Leading Market Share and Brand Recognition

With 5,042 stores, we have strong brand recognition. In 2003, we sold over 200 million pairs of footwear making Payless the largest family footwear retailer in the Western Hemisphere. We average nearly 700 million customer visits per year.

We utilize extensive national and local advertising through multiple formats, including television, radio and print, to strengthen our established brand name, reinforce our broad consumer recognition and support our promotional events. We believe our efforts to reposition ourselves as the merchandise authority will reinforce consumers’ views of our stores as a convenient place to buy fashionable, quality footwear at affordable prices.

Flexible Real Estate Strategy

We believe that our real estate strategy provides us with the ability to optimally locate our stores in places that are convenient for large numbers of consumers, as well as the flexibility to react quickly to shifts in customer demographics and competitive conditions. We strategically locate our stores in a variety of retail formats to maximize convenience and accessibility for our broad consumer base, including central business districts, shopping malls, free-standing buildings, strip centers, grocery stores and leased departments within other retailers. To maintain flexibility, we generally enter into leases with initial terms of five to ten years and either one or two renewal options.

Our experienced real estate team generally can build out a new store in an average of nine weeks from the execution of the lease to the grand opening of the store. It typically costs us approximately $200,000 in capital expenditures to open a new store, excluding merchandise inventory. During 2003, we opened 281 new Payless ShoeSource stores and 5 Parade stores. During the same period we closed 236 stores. These store counts include 135 Payless relocations and two Parade relocations. We consider a store relocation to be both a store opening and a store closing.

Experienced Management Team

Our management team is composed of seasoned retail executives. Our 16 most senior executives have an aggregate of more than 320 years of experience in the retail industry and have worked for us for an average of 15 years.

Strategy

Our primary strategic goal is to be the most successful footwear retailer in the world. We plan to accomplish this goal by expanding our core footwear and accessories businesses, while increasing profitability and maintaining a strong balance sheet. To achieve this goal, we have several key business strategies.

Positioning Payless ShoeSource® as the Merchandise Authority

Our strategy is to position Payless ShoeSource as the merchandise authority for value-priced footwear and accessories. We intend to effect this strategy through:

•	new product offerings, featuring merchandise that is right, distinctive and targeted for our customers including an increased selection of leather footwear;

•	new messaging to communicate this positioning to our customers at every point of contact by using our stores as the lead communication vehicle and leveraging with highly identified spokespeople and exposure through influential fashion media; and

•	improved execution, such as: (1) educating our store associates to use key service behaviors identified to impact conversion in their interactions with customers, (2) continuing to implement, through remodelings and new store openings, a new store design intended to be more attractive to consumers and featuring enhanced displays, color, lighting and graphics and improved levels of customer service, and (3) implementing new technologies to enhance our ability to satisfy customers.

Our International Business

Our international presence has grown substantially since 1997. We now have 592 stores in 12 countries, Puerto Rico and the U.S. Virgin Islands. In 1997, we opened our first store in Canada. In September 2000, we entered into a joint venture to operate Payless ShoeSource stores in Costa Rica, Guatemala, El Salvador, Dominican Republic, Honduras, Nicaragua, Panama and Trinidad & Tobago (the “Central American Region”). As of January 31, 2004, we were operating 150 Payless ShoeSource stores in the Central American Region. In November 2001, we entered into a joint venture to operate Payless ShoeSource stores in Ecuador, Chile and Peru (the “South American Region”). As of January 31, 2004, we were operating 57 stores in the South American Region. We believe there are growth opportunities in the Caribbean, Central America, and South America and that we can increase our market share in those regions through opening additional stores and achieving greater market penetration.

In 2003, we entered into a joint venture with Nichimen Corporation to test the Payless concept in Japan. Under this arrangement, we intend to open our first test store in Japan in 2004.

We continue to explore additional opportunities for prudent, measured expansion of our core business into new international markets.

Stores

We operate a total of 5,042 stores in two retail formats, Payless ShoeSource stores and Parade stores. The ten states or Canadian provinces with the largest concentration of our stores as of January 31, 2004 are identified below, along with the total number of stores for each international region in which we operate:

	No. of		No. of
Domestic Segment	Stores	International Segment	Stores
California	610	Ontario, Canada	126
Texas	423	All other Canadian locations	165
New York	312
Florida	284	Total Canada		291
Illinois	226
Pennsylvania	188	Central American Region		150
Ohio	161	Puerto Rico and U.S. Virgin Islands		94
Michigan	155	South American Region		57
New Jersey	152
All other	1,939	Total International Segment		592

Total Domestic Segment	4,450

Payless ShoeSource® Stores

As of January 31, 2004, we had 4,655 Payless ShoeSource stores in the United States and Canada, including 94 stores in Puerto Rico and the U.S. Virgin Islands. 621 of our Payless ShoeSource stores incorporate a “Payless Kids®” area. 141 of these stores are in a “store within a store” format located in ShopKo® stores.

The average size of our stand-alone Payless ShoeSource stores in the United States and Canada is approximately 3,200 square feet. The average Payless ShoeSource store in the United States and Canada has between four and six associates, including a store manager. During 2003, each Payless store carried on average 8,900 pairs of shoes. Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers, grocery stores and leased departments in ShopKo stores. Locations incorporating a “Payless Kids” have approximately 975 additional square feet of selling space devoted to an expanded assortment of children’s shoes. The stores that include a “Payless Kids” area have wider aisles, children-friendly seating and an entertainment center for children. Stores incorporating a “Payless Kids” area are located throughout the United States.

In 1999, we entered a strategic alliance with ShopKo Stores, Inc., a specialty discount retailer with stores primarily in the Midwest, Western Mountain, and Pacific Northwest regions, through which we operate Payless ShoeSource shoe departments within ShopKo® stores. This alliance provides an additional distribution channel for our products. We are exploring and testing other similar opportunities to expand our market share in ways not requiring stand-alone stores.

Internationally, Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings and strip centers. The average size of our Payless ShoeSource stores in the Central American Region is approximately 2,600 square feet. The average size of our Payless ShoeSource stores in the South American Region is approximately 2,700 square feet. At year end, the average Payless ShoeSource store in the Central American Region had approximately five associates, including a store manager. The average store in the South American Region had approximately six associates, including a store manager.

Parade® Stores

Parade stores emphasize the retail sale of fashionable, quality women’s shoes made in leather and fine fabrics. As of January 31, 2004, we operated 180 Parade stores. Major markets served by Parade stores include New York City, Chicago, Boston, Philadelphia, Washington, D.C., Miami, Detroit and Puerto Rico. The average size of a Parade store is approximately 2,350 square feet. The Parade stores operate in a variety of real estate formats, including shopping malls, central business districts and strip centers.

Dyelights(SM)

We operate one of the world’s largest shoe dyeing facilities through our Dyelights(SM) business. Currently, Dyelights shoes are exclusively offered through our Payless ShoeSource Stores under the Dyelights® brand and Parade stores under our Matchmaking by Parade™ brand. Customers select the color they would like their shoes to be dyed from a color book. Once a shoe is ordered from a store, the shoe is dyed to order. The dyed shoes are generally available for pick-up at the store approximately ten days after the order is placed. The retail price for Dyelights shoes including the dyeing cost currently ranges between $32.99 and $37.99 for shoes sold in Payless ShoeSource locations and $39.99 to $44.99 for shoes sold in Parade locations.

Employees

As of January 31, 2004, we had approximately 30,000 employees, including approximately 13,000 U.S. and 1,150 Canadian full-time associates and 13,225 U.S. and 850 Canadian part-time associates, as well as approximately 1,000 primarily full-time associates in our Central American, the Caribbean and South American operations and approximately 160 in Asia. Approximately 600 of our distribution center general warehouse associates and 200 of our other associates are covered by collective bargaining agreements. Our management believes that we have a good relationship with our employees.

Bundles(SM)/Tootsies® and Luster(SM)

During 2003, we closed our 16 Bundles/Tootsies stores and our Luster store. The Bundles stores sold socks and hosiery while the Luster stores sold women’s accessories. Despite discontinuing these retail concepts as stand alone stores, we have incorporated significant aspects from both into our core business. For example, all of our Payless ShoeSource stores now carry Bundles socks and hosiery and have an expanded selection of women’s accessories. Our accessories business has been well received by our customer and is an increasing percentage of our business.

Store Management and Systems

All of our stores are equipped with electronic point of sale registers and a back office computer except the ShopKo locations which are equipped only with a back office computer. The store computer can provide price look-up, daily communications with our headquarters and other functions. Store associates receive frequent communications from our headquarters describing promotional events, price changes, and time-sensitive operational updates.

In general, each retail location is managed by a store manager and is assigned to a district, which may include both Payless ShoeSource and Parade stores. Store managers report to district managers, who in turn report to directors of retail operations who have full responsibility for the stores in their region. The directors of retail operations report to one of three senior officers. Two senior officers are responsible for store operations in the United States, Guam and Saipan, and one senior officer is responsible for store operations in Canada, the Central American Region and the South American Region, Puerto Rico and the U.S. Virgin Islands. Loss prevention, inventory control functions, human resources, merchandising support and other more general support services are generally provided or coordinated from our headquarters. We have, however, opened accounting offices in Peru and Costa Rica.

Competition

The retail footwear market is highly competitive. We face a variety of competitive challenges from other domestic and international footwear retailers, including traditional shoe stores, department stores, branded discount stores, sporting goods retailers, mail order retailers, and mass-market discount retailers. In addition, many retailers who have not traditionally carried footwear have been carrying various footwear including seasonal, specialty and general footwear in their merchandise assortment. The retail footwear industry can be divided into three segments: high, moderate and value-priced. The high-priced segment is comprised principally of department and specialty stores. The moderate-priced segment, which includes specialty shoe chains, mass-merchandisers and junior department stores, has no single dominant competitor. Payless and the national discount mass-merchandisers are predominant in the value-priced segment. Parade stores operate in the moderate-priced segment. We compete with other footwear retailers including, but not limited to, mass-market discount retailers such as Wal-Mart Stores, Inc., Target Corp., and Kmart Corporation, and department stores such as Sears, Roebuck and Co., Kohl’s Corp., and J.C. Penney Company, Inc. Retailers in our sector compete primarily on the basis of design, price, quality, marketing and product availability.

Seasonality

The domestic retail footwear market is characterized by four high volume seasons: Easter, the early summer, back-to-school, and the winter season. During each of these periods, we increase our inventory levels to support the increased demand for our products, as well as offer styles particularly suited for the relevant period, such as sandals in early summer and boots during the winter season. Unseasonable weather patterns may affect consumer demand for the seasonally appropriate merchandise that we have in our stores, and impact net sales and margins.

The retail footwear market in Central and South America is also seasonal and is characterized by stronger sales in December and back-to-school. Effective with the end of 2003, the fiscal year for operations in our Central American and South American Regions are based on a December 31 year-end. Therefore, beginning in February 2004, stores in our Central American and South American Regions will be included in our results on a one-month lag relative to results from other regions. The effect of this one-month lag on our financial position and results of operations is not significant.

Customer Service

Our stores offer customers a broad assortment of quality footwear in a convenient self-selection format. Our self-selection shopping format allows customers to select their own shoes or to seek help from one of our trained associates. Sales associates are trained to use a certified Brannock Device to measure feet, and to check key areas, such as the toe box, for proper fit. Our stores also offer one of the broadest customer satisfaction guarantees in the industry: if a customer is not completely satisfied with a purchase, he or she can return it, generally even if the item is worn. We believe our sales associates provide a level of customer service that is generally not available in mass-market discount stores. Sales associates are trained to sell footwear and complementary accessories and to provide customers with the assistance needed to guide the purchase decision, to support customer satisfaction and to encourage return visits to our stores.

Payless sales associates also receive training in the use of new technology to support customer service. Our ShoeFinder(SM) service allows sales associates to locate a shoe in the inventories of nearby stores should it be unavailable on the shelf. An associate can direct a customer to a nearby Payless ShoeSource store that has the item in stock, or can order the shoe for delivery either to the store or to the customer’s home.

Purchasing and Distribution

Purchasing

We utilize a network of agents and factories in the United States and 13 foreign countries to obtain our products. These products are manufactured to meet our specifications and standards. The strength of our relationships with agents and factories, some dating back over 40 years, has allowed us to revise our sourcing strategies to reflect changing political and economic environments. In order to increase quality control and to achieve other efficiencies, we have consolidated our factory base. We now rely heavily on several large factory groups. Sixteen core factories accounted for approximately 60% of our footwear purchases in 2003. If any one of them were to be unable to supply our needs consistent with prior performance, we could experience disruptions in shoe deliveries. However, we believe that we could find alternate factories to produce our product and believe our relationships with our factory base to be good. The remainder of our footwear requirements in 2003 were obtained from approximately 180 additional factories. Factories in the People’s Republic of China are a direct source of approximately 87% of our footwear based on cost. Imports from China currently enjoy “permanent normal trade relations” (“PNTR”) treatment under United States tariff laws. PNTR treatment provides the most favorable level of United States import duty rates.

We do not purchase “seconds” or “overruns” and do not own any manufacturing facilities. We closely integrate our merchandise purchasing requirements with various manufacturers through our sourcing organization which has offices in Kansas, Taiwan, China, Brazil, Hong Kong, Indonesia and Vietnam. Our management believes it has good relationships with the entities from which we source, although there can be no assurance that such relationships will remain good.

Approximately 61% of our merchandise (based on cost) is acquired through a network of third-party agents. A subsidiary in Hong Kong arranges directly with factories for the design, selection, production management, inspection and distribution of approximately 39% of the shoes purchased by us.

Production Management and Quality Assurance

The production management organization manages an ongoing process to qualify and approve new factories, while continually assessing existing factory service and quality of performance. New factories must meet specified quality standards for shoe production and minimum capacity requirements. They must also agree to our production control processes and certify that neither they nor their suppliers use forced or child labor. Factory performance is regularly monitored. If a factory does not continue to meet or exceed our requirements, the factory risks being removed from our list of approved factories. The production management organization utilizes a unique, internally developed production control process by which we are electronically linked to the factories and agents. This process is designed to ensure on-time deliveries of merchandise with minimum lead time and at reduced costs.

We believe that maintaining strong factory relationships and improving key factory performance factors are critical to long-term sourcing stability. Our manufacturing services group, based in Asia, provides direction and leadership to key factories in the areas of overall productivity improvement and lead time reduction.

Our quality assurance organization sets standards and specifications for product manufacture, performance and appearance. We communicate those standards and specifications to our many factories through our proprietary quality assurance manual.

Our quality assurance organization also provides technical design support for our direct purchasing function. It is responsible for review and approval of agent and factory technical design, for worldwide laboratory testing of materials and components, and for performing in-factory product inspections to ensure that materials and factory production techniques are consistent with our specifications. We locate our field inspection personnel close to the factories and freight consolidation facilities we use throughout the world.

Merchandise Distribution

Our merchandise distribution system allows us to track shoes by the pair from order placement through sale to the customer by the use of perpetual inventory, product planning and sourcing systems. These systems are maintained by experienced information systems personnel and are enhanced regularly to improve the product distribution process. Distribution analysts review sales and inventory by size and style to maintain availability of product within our stores.

We operate a single 807,000 square foot distribution center including office space and a 12,000 square foot dyeing facility, in Topeka, Kansas. This distribution center is capable of replenishing domestic in-store product levels by style, color and size. During 2003, our Topeka distribution center handled approximately 58% of our distribution needs and operated seven days a week, 20 to 24 hours per day. Our management believes this facility is one of the most highly-automated and cost-efficient distribution facilities in the retail footwear industry. Our remaining domestic distribution needs were handled by a third-party facility in Los Angeles, California. We utilize third-party carriers to ship all product to and from our distribution centers. In February 2003, we began using a third-party distribution facility in Panama to service our Central and South American stores.

We believe our Topeka distribution center has sufficient capacity to support more than 5,500 stores. We regularly monitor the capacity of our distribution system and the distribution center. Stores generally receive new merchandise on average twice a week in an effort to maintain a constant flow of new and replenished merchandise.

Marketing

Our multi-dimensional marketing efforts include nationally broadcast television and magazine advertising to strengthen our established brand name, reinforce our broad consumer recognition and support our major promotional events. We regularly advertise on television, reaching households across the nation, as well as through free-standing inserts mailed to approximately 38 million homes periodically during the year, in order to support key promotional events. In addition to media support, we utilize in-store promotional materials, including posters, signs and point of sale items, as well as our in-store personnel to convey our message to the customer. Finally, we use publicity efforts to increase consumer awareness of us and our core business. In addition to our marketing staff, we use professional firms to assist in advertising, creative services, media purchase, publicity, business and market planning and consumer research.

Intellectual Property

We, through our wholly-owned subsidiaries, own certain copyrights, trademarks, patents and domain names which we use in our business and regard as valuable assets. The trademarks and service marks used in our business include Payless®, Payless ShoeSource®, Payless Kids®, Parade®, Parade of Shoes®, Dyelights(SM), Bundles® and the yellow and orange logo used in our Payless ShoeSource store signs and advertising. The domain names include Payless.com®, as well as derivatives of Payless ShoeSource. As of January 31, 2004, in the United States, we had over 146 pending applications and registrations for our trademarks and service marks, as well as several common law marks, under which we market private label merchandise in our Payless ShoeSource and Parade stores. We also have over 1,425 pending applications and registrations for our trademarks in foreign countries.

We have registrations or pending applications for the Payless ShoeSource mark in over 64 foreign registries.

Environment

Compliance with federal, state and local statutes, rules, ordinances, laws and other provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, and are not expected to have, a material effect on capital expenditures, earnings or our competitive position.

Our Website

We maintain an investor relations website at www.paylessinfo.com. On our investor relations website, you can access free of charge our reports that are filed with the Securities and Exchange Commission, the Guidelines for our Board of Directors, and the Charter for the Board of Directors and its standing committees, the Audit and Finance Committee and the Compensation, Nominating and Governance Committee. In addition, we maintain a website at www.payless.com where our customers can shop at their convenience which also provides a link to our investor relations website.

Directors of the Company

Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company’s Directors:

Name	Principal Occupation
Steven J. Douglass	Chairman of the Board and Chief Executive Officer of the Company
Daniel Boggan, Jr.	Director of Business Development of Siebert Branford Shank & Co., LLC and Retired Senior Vice President of the National Collegiate Athletic Association and Director
Duane L. Cantrell	President of the Company
Howard R. Fricke	Chairman of the Board of the Security Benefit Group of Companies
Michael A. George	Chief Marketing Officer and General Manager, U.S. Consumer business of Dell Inc.
Mylle H. Mangum	Chief Executive Officer of International Banking Technologies
John F. McGovern	Founder and Partner of Aurora Capital LLC
Michael E. Murphy	Retired, Vice Chairman and Chief Administrative Officer of Sara Lee Corporation
Robert C. Wheeler	Chairman and Chief Executive Officer of Hill’s Pet Nutrition, Inc.

Executive Officers of the Company

Listed below are the names and ages of the executive officers of the Company as of April 1, 2004 and offices held by them with the Company.

Name	Age	Position and Title
Steven J. Douglass	54	Chairman of the Board and Chief Executive Officer
Duane L. Cantrell	48	President
Jay A. Lentz	60	Senior Vice President
Michael J. Massey	39	Senior Vice President, General Counsel and Secretary
Darrel J. Pavelka	48	Senior Vice President
Ullrich E. Porzig	58	Senior Vice President, Chief Financial Officer and Treasurer

Steven J. Douglass is 54 years old and has served as Chairman of the Board and Chief Executive Officer of Payless since May 4, 1996, the date on which the Payless Common Stock was distributed in a spin-off by The May Department Stores Company (“May”) to its shareowners (the “Spin-off”). Mr. Douglass served as Chairman and Chief Executive Officer of Payless from April 1995 to the Spin-off. He joined Payless in 1993 and served as Senior Vice President/Director of Retail Operations from 1993 to January 1995 and as Executive Vice President/Director of Retail Operations from January 1995 to April 1995. Prior to his association with Payless, Mr. Douglass held several positions at divisions of May, serving as Chairman of May Company, Ohio from 1990 to 1993 and Senior Vice President and Chief Financial Officer of J.W. Robinsons from 1986 to 1990. Mr. Douglass is a director of The Security Benefit Group of Companies. Mr. Douglass has served as a Director of Payless since April 30, 1996.

Duane L. Cantrell is 48 years old and has served as President since February 2002. He joined Payless in 1978 and served as Executive Vice President - Operations from 1998 to 2002, Executive Vice President - Retail Operations from April 1997 to April 1998, and Senior Vice President - Retail Operations from May 1995 to April

1997. From 1992 to 1995, he served as Senior Vice President - Merchandise Distribution and Planning and from 1990 to 1992, he served as Senior Vice President - Merchandise Distribution. Mr. Cantrell has served as a Director of Payless since February 3, 2002.

Jay A. Lentz is 60 years old and has served as Senior Vice President - Human Resources since May 2001. Prior to that he was Vice President of Organization Development from 1992 to 2001; and 1985 to 1990. He left the Company in 1990 to serve as Senior Vice President of Human Resources for Payless Cashways Inc. He previously worked for Pizza Hut, Inc. as Senior Director of Management Development and Arthur Young as Manager, Organization Development Consulting.

Michael J. Massey is 39 years old and has served as Senior Vice President, General Counsel and Secretary since March 2003. He joined Payless in 1996 and served as Vice President International Development and Contract Manufacturing from April 2000 to March 2003. Prior to that he served as Vice President - Group Counsel for Intellectual Property and International from September 1998 to April 2000, and as Senior Counsel from June 1996 to September 1998. From 1990 until joining Payless he served as counsel with May.

Darrel J. Pavelka is 48 years old and has served as Senior Vice President - International Operations and Supply Chain since March 2003. Prior to that he served as Senior Vice President - Merchandise Distribution since May of 1999. He also served as Vice President of Retail Operations (1997-1999), Vice President of Stores Merchandising (1995-1997), Director of Stores Merchandising (1990-1995) and has held various positions of increasing responsibility with the Company since 1980.

Ullrich E. Porzig is 58 years old and has served as Senior Vice President, Chief Financial Officer and Treasurer since February 1996 and from 1986 to 1988. Between 1993 and 1996, Mr. Porzig was Senior Vice President - Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993 he was employed by May in various capacities including Senior Vice President-Finance and Chief Financial Officer of Foley’s from 1988 to 1993.

ITEM 2. PROPERTIES

We lease substantially all of our stores. Our leases typically have a primary term of five or ten years, with up to two five-year renewal options. During 2004, approximately 1,056 of our leases are due to expire. This includes 286 leases that, as of January 31, 2004, were month-to-month tenancies or were lease modifications pending execution. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume.

Payless ShoeSource stores average 3,200, 2,600 and 2,700 square feet in the United States and Canada, the Central American Region, and the South American Region, respectively. Parade stores average approximately 2,350 square feet. We operate a 305,000 square foot central office building, an 807,000 square foot distribution facility including office space and an adjacent 12,000 square foot dyeing facility, all of which are located in Topeka, Kansas. We also lease office space in Dallas, Texas; Toronto, Ontario, Canada; Topeka, Kansas; and at various international locations to support our sourcing and store operations.

ITEM 3. LEGAL PROCEEDINGS

Other than as described below, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which we or any of our subsidiaries are a party or of which any of our or our subsidiaries’ property is the subject.

On or about December 20, 2001, a First Amended Complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. We believe we have meritorious defenses to the claims asserted in the lawsuit and have filed an answer and a motion for summary judgment, which the court granted in part. An estimate of the possible loss, if any, or the range of loss cannot be made.

On or about January 20, 2000, a complaint was filed against us in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief, unspecified treble monetary damages, attorneys’ fees, interest and costs for patent infringement. We believe we have meritorious defenses to the claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended January 31, 2004.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY AND RELATED SHAREOWNER MATTERS

There were approximately 14,100 registered holders of the Company’s Common Stock as of January 31, 2004, compared to approximately 14,000 registered holders as of February 1, 2003.

Common Stock and Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the trading symbol PSS. The quarterly intraday price ranges of the common stock in 2003 and 2002 were:

	2003		2002

	Market Price		Market Price

Quarter	High	Low	High	Low

First	$16.52	$14.71	$21.57	$18.46
Second	15.89	11.89	19.57	13.73
Third	15.03	12.78	19.79	14.55
Fourth	13.74	11.96	19.43	15.52

Year	$16.52	$11.89	$21.57	$13.73

We have not paid a cash dividend on outstanding shares of common stock since our spin-off from The May Department Stores Company. We are subject to certain restrictions contained in our senior secured revolving credit facility and the Indenture governing our 8.25% Senior Subordinated Notes which restrict our ability to pay dividends. We do not currently plan to pay any cash dividends. During March 2003, the we completed a three-for-one stock split effected in the form of a stock dividend.

ITEM 6. SELECTED FINANCIAL DATA

We derived the following summary consolidated financial information for the fiscal years ended January 31, 2004 (“2003”) and February 1, 2003 (“2002”) from our financial statements that have been audited by Deloitte & Touche LLP, independent auditors. We derived the following summary consolidated financial information for the fiscal years ended February 2, 2002 (“2001”), February 3, 2001 (“2000”), and January 29, 2000 (“1999”) from our financial statements audited by Arthur Andersen LLP, independent public accountants, which has ceased operations.

Our summary consolidated financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes to those financial statements, included elsewhere in this Form 10-K.

(dollars in millions, except per			Fiscal Year(1)
share; shares in thousands)	2003	2002	2001	2000	1999

Statements of Earnings (Loss) Data:
Net sales	$2,783.3	$2,878.0	$2,913.7	$2,948.4	$2,730.1
Cost of sales	2,032.4	2,001.1	2,032.3	2,012.1	1,868.3
Selling, general and administrative expenses	752.0	701.6	715.9	706.2	635.7
Non-recurring (benefits) charges(2)	(1.8)	(2.8)	65.6	8.0	—
Interest expense	20.8	23.5	30.6	29.3	8.4
Interest income	(3.9)	(4.3)	(2.5)	(4.3)	(9.3)

Total cost of sales and expenses	2,799.5	2,719.1	2,841.9	2,751.3	2,503.1

(Loss) Earnings before income taxes and minority interest	(16.2)	158.9	71.8	197.1	227.0
(Benefit) Provision for income taxes	(9.1)	58.0	27.6	76.7	90.5

(Loss) Earnings before minority interest	(7.1)	100.9	44.2	120.4	136.5
Minority interest	7.0	4.9	1.2	0.2	—

Net (loss) earnings	$(0.1)	$105.8	$45.4	$120.6	$136.5

Diluted (loss) earnings per share	$(0.00)	$1.55	$0.67	$1.67	$1.45
Average shares outstanding – diluted	68,029	68,421	67,775	72,162	94,095
Balance Sheet Data:
Working capital	$369.6	$291.8	$245.3	$206.0	$362.2
Property and equipment, net	432.0	426.3	440.7	467.8	424.0
Total assets	1,176.9	1,150.8	1,069.2	1,002.8	1,082.4
Total debt(3)	203.7	223.9	311.0	325.6	126.8
Total equity(4)	607.5	598.2	467.0	410.4	703.8

Other Financial Data:
Capital expenditures	$114.4	$98.8	$102.8	$144.9	$100.4
Present value of operating leases	942.4	879.4	839.5	851.1	849.5
Net retail sales growth	(3.3)%	(1.2)%	(1.2)%	8.0%	4.4%
Same-store sales growth(5)	(3.9)%	(3.2)%	(2.9)%	3.2%	0.9%
Return on equity	(0.0)%	22.6%	11.1%	17.1%	19.4%
Return on net assets	3.7%	14.2%	10.9%	17.6%	18.4%
Stores open (at year-end)	5,042	4,992	4,964	4,912	4,712

(1)     All years include 52 weeks, except 2000, which includes 53 weeks. During 2003, we changed the reporting for our operations in the Central and South American Regions to use a December 31 year-end.

(2)     In 2003 and 2002, we recorded non-recurring benefits of $1.8 million and $4.8 million (of which $2.0 million was recorded in cost of sales), respectively, resulting from lower than anticipated net costs associated with the restructuring charge recorded in 2001. During fourth quarter 2001, we recorded a $70.0 million charge (of which $4.4 million was recorded in cost of sales) as we initiated a restructuring to improve the alignment of key business functions, accelerate decision-making, reduce operating expenses and to write down certain long-lived assets to their fair value. During the first quarter of 2000, we completed a self-tender through which we repurchased 25.5% of our outstanding common shares. Associated with this self-tender, we incurred costs in connection with our consideration of various strategic alternatives and costs to complete the self-tender. In 1998, we also incurred executive retention costs associated with the spin-off that established us as an independent public company.

(3)     Excluded from total debt for all periods are demand notes payable entered into to finance our Latin American subsidiaries in the Central American and South American Regions, which totaled $33.5 million at January 31, 2004. We maintain certificates of deposit, which totaled $33.5 million at January 31, 2004, in amounts equal to those demand notes, as compensating balances to collateralize those notes payable. The certificates of deposit are reflected as restricted cash in our consolidated balance sheets found elsewhere in this Form 10-K.

(4)     During 1999, 2000, 2001, 2002 and 2003, we repurchased $142.4 million (8.8 million shares), $425.0 million (24.0 million shares), $4.1 million (210 million shares), $2.1 million (108 thousand shares) and $1.7 million (117 thousand shares), respectively, of common stock under our stock repurchase programs and in connection with our employee stock purchase, deferred compensation and stock incentive plans.

(5)     Same-store sales is calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its GAAP sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. The same-store sales for 2003 excludes the South American and Central American Regions for January of 2003 and 2002.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the largest family footwear retailer in the Western Hemisphere. Our 5,042 retail stores in the United States, Canada, the Caribbean, Central America and South America sold over 200 million pairs of footwear in fiscal 2003. Our 4,862 Payless ShoeSource stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format, and our 180 Parade stores offer fashionable, quality, private label women’s shoes at moderate prices in a self-selection shopping format.

Our strategy is to become famous as the Merchandise Authority in value-priced footwear and accessories. To be viewed as the Merchandise Authority by customers, we must offer a broad selection of merchandise that is Right, Distinctive and Targeted.

•	The Right product is defined by what our customer wants.

•	Distinctive product is timely, offers exclusivity in terms of style, character or brand, and represents differentiated value.

•	We are leveraging our distribution system, new analytical tools and our diverse real estate strategy to offer product assortments that are Targeted to specific store groups.

For the fiscal year 2003, total sales decreased $95 million to $2.78 billion. Gross margin was 27 percent of sales in 2003, versus 30.5 percent in the prior year. The retail environment in 2003 was very challenging. We faced a heavily promotional climate throughout the year. This external promotional pressure was generated primarily by the mid-tier competitors. In addition, we entered 2003 with increased inventory in order to provide customers with more depth and selection. We now believe that the targeted inventory levels were too high. Our response to these circumstances was to defend market share, maintain our value proposition relative to higher-price tiers, and reduce inventory. As a result, we increased markdown dollars 21 percent over last year and increased advertising $17.8 million compared to last year. We also targeted selected promotions to rebalance inventory proportions. These actions significantly impacted margins and selling, general and administrative costs.

Our results in 2003 were impacted by lower sales and a fairly fixed expense structure. When we experience sales declines beyond our ability to adjust our cost structure, the result is negative leverage of costs as a percentage of sales. Therefore, one of the key indicators we consider as a measure of performance is same-store sales.

We ended 2003 with a strong balance sheet. Our cash and cash equivalents balance at the end of the year was $148.9 million, an increase of $75.4 million over the prior year. Total inventories at the end of 2003 were $392.4 million, a reduction of $60.1 million from 2002. Inventory per store declined by 14 percent. The level of inventory per store at the end of 2003 is more consistent with historical levels. In addition, during 2003 we successfully completed the sale of $200 million of 8.25% senior subordinated notes and entered into a new $200 million revolving credit facility. Together with cash from operations, we believe that these sources will be sufficient to fund our capital expenditure needs.

We are not satisfied with the performance of our business in 2003. We have taken action to re-examine our strategy and assess our execution against the backdrop of the competitive landscape. We have thoroughly evaluated customer responses to both our strategic and tactical efforts. Our analysis has reaffirmed our commitment to our long-term strategy to be the Merchandise Authority. Moving forward, we will concentrate on improved execution of our Merchandise Authority strategy. In every merchandise category this means delivering styles of shoes and accessories at the same time they are available at higher price-tier department and specialty stores. To do this we must become highly effective at owning and interpreting customer and competitive insights through direct feedback from customers and by leveraging the collective talents, knowledge and insights of Payless associates throughout our organization.

Looking forward to 2004, we expect the competitive environment to remain highly promotional. We intend to continue to defend our market share. While we do not expect markdowns and advertising costs to be as high as 2003 levels, we do expect that these costs will remain elevated. We believe that we are better positioned to successfully compete in a highly competitive market in 2004 than we were in 2003.

In order to be successful in this environment, we must focus on a few key initiatives to improve performance in 2004:

•	First and foremost, we must remain committed to executing our Merchandise Authority strategy, and build on the progress we made last year.

•	Second, we must improve margins through tighter inventory control. Specifically, we must operate with less inventory and adjust our receipts more aggressively, reacting more quickly to changes in consumer demand in order to reduce the need for markdowns.

•	Third, we will use our advertising dollars more productively to focus messages on very clear and consistent themes in support of Merchandise Authority and specific promotions. We will have complete alignment of messages at all touch-points with our customers, with our in-store presentation as the lead communication vehicle.

•	Finally, we will continue to educate our store associates on key service behaviors, which have been identified to impact conversion, in their interactions with customers.

Review of Operations

The following discussion summarizes the significant factors affecting operating results for the fiscal years ended January 31, 2004 (2003), February 1, 2003 (2002), and February 2, 2002 (2001). This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years were as follows:

	2003		2002		2001

		% of		% of		% of
(dollars in millions, except per share)	$	Sales	$	Sales	$	Sales

Net sales	$2,783.3	100.0%	$2,878.0	100.0%	$2,913.7	100.0%
Cost of sales	2,032.4	73.1	2,001.1	69.5	2,032.3	69.7
Selling, general and administrative expenses	752.0	27.0	701.6	24.4	715.9	24.6
Non-recurring (benefits) charges(1)	(1.8)	(0.1)	(2.8)	(0.1)	65.6	2.3
Operating profit	0.7	0.0	178.1	6.2	99.9	3.4

Interest expense	20.8	0.7	23.5	0.8	30.6	1.1
Interest income	(3.9)	(0.1)	(4.3)	(0.1)	(2.5)	(0.1)
(Loss) Earnings before income taxes and minority interest	(16.2)	(0.6)	158.9	5.5	71.8	2.4

(Benefit) Provision for income taxes(2)	(9.1)	56.1	58.0	36.5	27.6	38.4
(Loss) Earnings before minority interest	(7.1)	(0.3)	100.9	3.5	44.2	1.5
Minority interest, net of tax	7.0	0.3	4.9	0.2	1.2	0.1
Net (loss) earnings	$(0.1)	(0.0)%	$105.8	3.7%	$45.4	1.6%

Diluted (loss) earnings per share	$(0.00)		$1.55		$0.67
Basic (loss) earnings per share	$(0.00)		$1.56		$0.68

Return on sales	(0.0)%		3.7%		1.6%
Return on equity(3)	(0.0)%		22.6%		11.1%
Return on net assets(4)	3.7%		14.2%		10.9%

(1)	We recorded a $1.8 million non-recurring benefit in 2003 and a $4.8 million non-recurring benefit in 2002, of which $2.0 million is included in cost of sales and $2.8 million is included in non-recurring (benefits) charges. We recorded a $70.0 million non-recurring charge in 2001, of which $4.4 million is included in cost of sales and $65.6 million is included in non-recurring charges.

(2)	Percent of sales columns for the provision of income taxes represents effective income tax rates.

(3)	Return on equity is computed as net earnings divided by beginning shareowners’ equity and measures our ability to invest shareowners’ funds profitably. The 2003 decrease results primarily from the decrease in net earnings; the 2002 increase, primarily from the increase in net earnings.

(4)	Return on net assets is computed as pre-tax earnings, plus net interest expense and the interest component of operating leases, divided by beginning of year net assets, including present value of operating leases (“PVOL”), and represents performance independent of capital structure. The 2003 decrease results primarily from the decrease in net earnings; the 2002 increase, primarily from the increase in net earnings.

Net Sales

Net sales are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Same-store sales is calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its GAAP sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared.

Sales percent increases (decreases) are as follows:

	2003	2002	2001

Net sales	(3.3)%	(1.2)%	(1.2)%
Same-store sales	(3.9)	(3.2)	(2.9)
Footwear average selling price per unit	0.2	(3.9)	3.8
Footwear unit volume	(4.4)%	1.0%	(5.6)%

Net sales for fiscal 2003 totaled $2.78 billion. Net sales and same-store sales declined in 2003 from 2002. In the first half of the year, the decline in sales was primarily due to women’s sandals and canvas shoes and children’s athletic shoes not performing to expectations. The extremely competitive, highly promotional footwear environment throughout the year and our strategy to lower inventory levels in the fall season led to an increase in unit volume in the second half of the year, offset by a reduction in average selling price. Partially offsetting the decline in footwear sales, our accessories category continued to be an area of sales growth.

Retail footwear sales percent increases (decreases) for 2003 compared to 2002 are as follows:

Quarter	First	Second	Third	Fourth

Retail footwear average selling price per unit	6.3%	0.2%	(5.6)%	(3.2)%
Retail footwear unit volume	(12.0)%	(7.6)%	4.2%	3.1%

Net sales for fiscal 2002 totaled $2.88 billion. Net sales and same-store sales declined in 2002 from 2001 due primarily to the weakened retail environment. In addition, lower inventory levels maintained during the first six months of the year may have negatively impacted sales.

Cost of Sales

Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $2.03 billion in 2003 compared with $2.00 billion in 2002, a 1.5 percent increase. As a percent of net sales, cost of sales was 73.1 percent in 2003, compared with 69.5 percent in 2002. Cost of sales, as a percentage of sales, has increased due to the extremely competitive and promotional environment in the footwear industry. Additionally, we entered 2003 with a strategy to increase inventory to provide customers with more depth and selection. We continue to believe this strategy is correct; however, we feel the targeted inventory levels were too high leading into the Spring season. This has contributed to the need for an increased level of markdowns to reduce inventories to desired levels. In addition, negative leverage due to lower same-store sales and increased store occupancy costs resulted in increased cost of sales as a percentage of sales.

Cost of sales was $2.00 billion in 2002 compared with $2.03 billion in 2001, a 1.5 percent decrease. As a percent of net sales, cost of sales was 69.5 percent in 2002, compared with 69.7 percent in 2001. Cost of sales in 2002 includes approximately $18.0 million of incremental freight costs associated with the work stoppage at the West Coast ports, offset by a reduction in markdowns compared to 2001 and a $6.4 million improvement in cost of sales due to the non-recurring benefits in 2002 and non-recurring charges in 2001.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $752.0 million in 2003 compared with $701.6 million in 2002, a 7.2 percent increase. As a percent of net retail sales, selling, general and administrative expenses were 27.0 percent for 2003 compared with 24.4 percent in 2002. This increase, as a percentage of net sales, primarily reflects a 0.8 percent increase due to negative leverage as a result of lower same-store sales, a 0.6 percent increase due to additional advertising expense as a result of the promotional retail environment for footwear, a 0.3 percent increase due to store payroll and medical benefits, a 0.3 percent increase due to insurance costs and a 0.1 percent increase due to the write-off of deferred financing costs related to the refinancing of long-term debt.

Selling, general and administrative expenses were $701.6 million in 2002 compared with $715.9 million in 2001, a 2.0 percent decrease. As a percent of net retail sales, selling, general and administrative expenses were 24.4 percent for 2002 compared with 24.6 percent in 2001. The majority of the 0.2 percent decrease is a result of payroll-related savings due to our restructuring actions.

Non-recurring Charges

During the fourth quarter of 2001, we recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million, of which $1.5 million, $26.7 million and $6.1 million was paid during 2003, 2002 and 2001, respectively. As part of the restructuring, we centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. We also announced our intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have longer remaining lease terms. The remaining Parade locations are concentrated in the Northeast and selected major metropolitan areas. As of January 31, 2004, we have closed 97 stores and have decided to continue to operate seven of the original 104 stores identified for closure.

We also recorded an impairment charge of $16.1 million to write down the book value of certain long-lived assets to their fair value as determined based upon estimated future cash flows. In conjunction with the restructuring and asset impairment, we recorded a fourth quarter charge of $70.0 million pre-tax, $43.1 million after-tax, as follows:

(dollars in millions)
Store closing costs (including lease terminations, asset impairments, and employee termination costs)	$27.3
Division closing costs (including lease terminations, asset impairments, and employee termination costs)	4.2
Corporate employee termination costs	8.0
Professional fees required to design and implement the restructuring	6.4
Inventory liquidation costs (recorded as a component of cost of sales)	4.4
Other restructuring related costs	3.6

Total restructuring related costs	53.9
Asset impairments	16.1

Total 2001 non-recurring charge	$70.0

The table below presents the activity of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of January 31, 2004. Costs were charged against the reserves as incurred. Reserves were reviewed for adequacy on a periodic basis and were adjusted as appropriate based on those reviews.

	Pre-tax 2001	Cash Paid in	Adjustments in	Accrued as of	Cash Paid	Adjustments	Accrued as of
(dollars in millions)	Cash Charge	2001 and 2002	2001 and 2002	Feb. 1, 2003	in 2003	in 2003	Jan. 31, 2004

Store closing costs (including lease terminations, asset impairments, and employee termination costs)	$17.6	$(8.5)	$(8.0)	$1.1	$(0.9)	$(0.2)	$—
Division closing costs (including lease terminations, asset impairments, and employee termination costs)	3.3	(2.7)	1.8	2.4	(0.6)	(1.3)	0.5
Corporate employee termination costs	8.0	(8.0)	—	—	—	—	—
Professional fees required to design and implement the restructuring	6.4	(8.1)	2.0	0.3	—	(0.3)	—
Inventory liquidation costs (recorded as a component of cost of sales)	4.4	(2.4)	(2.0)	—	—	—	—
Other restructuring related costs	1.7	(3.1)	1.4	—	—	—	—

Total restructuring related costs	$41.4	$(32.8)	$(4.8)	$3.8	$(1.5)	$(1.8)	$0.5

We substantially completed our restructuring in 2002. During 2003 we recorded a non-recurring benefit of $1.8 million as a result of lower than anticipated costs associated with the restructuring.

During 2002, we recorded a net non-recurring benefit, resulting from lower than anticipated net costs associated with our restructuring recorded in 2001. In 2002, we recorded an additional charge of $2.0 million for professional fees and $1.4 million for relocation costs associated with implementing the restructuring that was announced during the fourth quarter of 2001. These additional costs are reflected in the accompanying consolidated statement of earnings as non-recurring charges. Also, during 2002, we decreased our reserve for store closings by $8.0 million, inventory liquidations by $2.0 million and increased our reserve for division closings by $1.8 million. This net reversal is reflected in the accompanying consolidated statement of earnings as non-recurring benefits.

During 2002, in an effort to enhance global sourcing initiatives and align with international expansion strategies, we reorganized our global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of product. As part of these cost reduction initiatives, we are now taking ownership of certain raw materials as the materials enter the production process. These raw materials are included in inventories in the consolidated balance sheet.

Interest Expense (Income)

Interest expense and income components were:

(dollars in millions)	2003	2002	2001

Interest expense	$20.8	$23.5	$30.6
Interest income	(3.9)	(4.3)	(2.5)

Interest expense, net	$16.9	$19.2	$28.1

The decrease in 2003 interest expense reflects a reduction in average debt outstanding throughout the year and a reduction in interest rates on the unhedged portion of long-term debt during the first half of the year, offset by an increase in interest rates with the sale of $200 million of 8.25% Senior Subordinated Notes, priced to yield 8.5 percent, at the end of the second quarter of 2003.

The decrease in 2002 interest expense was the result of principal payments on the long-term debt, a reduction in interest rates on the unhedged portion of long-term debt throughout 2002 and having no borrowings under our revolving line of credit during 2002.

Income Taxes

The effective tax rate was a 56.1 percent benefit in 2003 versus a 36.5 percent provision in 2002. The effective tax rate was a 38.4 percent provision in 2001. Our effective tax rate benefit for the year 2003 was driven primarily by the tax impact of foreign operations conducted in jurisdictions with tax rates lower than the U.S. statutory rate, the benefit of jurisdictional tax credits, and the on-going implementation of tax efficient business initiatives. The relatively significant impact of these items compared to our slight pre-tax loss resulted in a higher effective tax rate for 2003 compared to prior years.

Impact of Inflation

Inflation did not have a material impact on our sales growth or earnings for the three years ended January 31, 2004.

Store Activity

During 2003, we had a net increase of 50 stores (286 openings and 236 closings). Year-end 2003 store count was 5,042 stores. Included in the 2003 store openings were 31 new stores in the Central American Region, which are operated under a joint-venture agreement, bringing total store count in this region to 150. We believe this region represents up to a 200 store opportunity.

During 2003, we opened 15 stores in the South American Region, which are operated under a joint-venture agreement, bringing total store count in this region to 57. Operating results of stores in Chile and Peru are currently not meeting our expectations. The results of these stores are being monitored very closely. Among the challenges of the region is ensuring that we have appropriate product in the stores given the counter-seasonal nature of the region compared to that of our domestic business. Additional merchandising and marketing staff is being devoted to responding to the unique needs of customers in this region. Additional store openings in Peru and Chile have been deferred until performance improves. Our total investment as of January 31, 2004, in Chile and Peru (net of our joint venture partner’s interest) is $7.3 million and $5.9 million, respectively. We intend to open approximately five additional stores in Ecuador during 2004.

We have entered into a joint venture agreement to operate Payless ShoeSource stores in Japan. We own 60 percent of the Japanese joint venture and, therefore, will consolidate the results of such operations in its financial statements. We intend to open the first test store in Japan during 2004.

In summary, our expansion plans for fiscal year 2004 include a net increase of approximately 65 to 75 stores. This includes 140 to 145 new stores, consisting of approximately 110 domestic Payless ShoeSource locations, approximately 10 domestic Parade locations and 20 to 25 new stores in international markets. The expansion plans for 2004 through 2008 would add approximately 250 net Payless ShoeSource stores.

Liquidity and Capital Resources

We ended 2003 with a cash balance of $148.9 million, an increase of $75.4 million over 2002. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources. Sources and (uses) of cash flows are summarized below:

(dollars in millions)	2003	2002	2001

Net (loss) earnings	$(0.1)	$105.8	$45.4
Non-cash component of non-recurring charge	—	—	28.6
Working capital increases (decreases)	81.8	(97.2)	9.2
Other operating activities	30.3	18.8	(8.1)
Depreciation and amortization	99.3	102.2	102.9

Cash flow provided by operating activities	211.3	129.6	178.0

Cash flow (used in) investing activities	(113.4)	(94.9)	(101.2)

Net (purchases) issuances of common stock	(0.3)	17.6	13.1
Net payments of deferred financing costs and debt	(27.3)	(87.1)	(14.6)
Contributions by minority owners	4.4	17.2	6.8
Other financing activities	0.7	(1.2)	(0.2)

Cash flow (used in) provided by financing activities	(22.5)	(53.5)	5.1

Increase (decrease) in cash and cash equivalents	$75.4	$(18.8)	$81.9

Cash Flow Provided by Operating Activities

Cash flow from operations was $211.3 million in 2003 compared with $129.6 million in 2002 and $178.0 million in 2001. The increase in cash flow from operations in 2003 is due primarily to the reduction in inventory levels, offset by the decrease in net earnings of $105.9 million. During 2003, inventory was reduced by $60.1 million compared with a $113 million increase in 2002 for a net change of $173.1 million. The decrease in 2002 cash flow is due primarily to our additional investment in inventories of $113.0 million to provide a better assortment of product partially offset by the increase in net earnings of $60.4 million in 2002.

Cash Flow Used in Investing Activities

In 2003, our capital expenditures totaled $114.4 million, including a $4.6 million contribution from our joint-venture partners. The $114.4 million includes $55.1 million for new stores, $29.3 million to remodel existing stores, $17.1 million for information technology hardware and systems development and $12.9 million for other necessary improvements. We expect that 2004 capital expenditures will be approximately $110.0 million, including a $1.4 million contribution from our joint-venture partners. Total capital expenditures for the period 2004 through 2008 are planned at approximately $630 million excluding potential store openings in Japan. We intend to use internal cash flow and available financing from our $200 million revolving credit agreement to finance substantially all of these expenditures. We believe these sources will be sufficient for our capital expenditure needs through 2008.

Cash Flow (Used in) Provided by Financing Activities

In January 2004, we replaced our $150 million senior secured revolving credit facility with a new senior secured revolving credit facility. Funds borrowed under the new facility are secured by domestic merchandise inventory and receivables. We may borrow up to $200 million through the new revolving credit facility, subject to a sufficient borrowing base. The new revolving credit facility bears interest at the London Inter-Bank Offered Rate (“LIBOR”), plus a variable margin of 1.25 percent to 2.0 percent, or the base rate as defined in the credit agreement. The variable interest rate margin on the revolving credit facility varies based upon certain borrowing levels specified in the credit agreement. The variable interest rate at January 31, 2004, was 2.4 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The new revolving credit facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at our option. No amounts were drawn on the revolving credit facility as of January 31, 2004. Based on our borrowing base, we may borrow up to $200.0 million under our new revolving credit facility, less $13.4 million in outstanding letters of credit as of January 31, 2004.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 31, 2004, we are in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of our credit facility. As of January 31, 2004, the fair value of the Notes is $199.0 million based on recent trading activity of the Notes. On or after

August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

We have entered into $33.5 million of demand notes payable to efficiently finance our Latin American subsidiaries in the Central American and South American Regions. We maintain cash balances of $33.5 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average 8.44 percent. The certificates of deposit earn interest at a weighted average of 8.05 percent and are reflected as restricted cash in the accompanying consolidated balance sheet.

Financial Commitments

As of January 31, 2004, no amounts were drawn against our $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $13.4 million in outstanding letters of credit. Our financial commitments as of January 31, 2004 are described below:

	Payments Due by Period

		Less than			More than
(dollars in millions)	Total	One Year	1-3 Years	3-5 Years	Five Years

Senior subordinated notes	$200.0	$—	$—	$—	$200.0
Capital lease obligations (including interest)	2.3	0.7	1.0	0.6	—
Operating lease obligations	1,157.1	250.9	389.9	267.7	248.6
Royalty obligations	44.1	9.7	20.5	13.9	—
Service agreement obligations	17.9	7.8	4.5	3.6	2.0
Employment agreement obligations	10.0	5.7	4.0	0.3	—
Other long-term debt	5.1	0.4	0.7	—	4.0

	$1,436.5	$275.2	$420.6	$286.1	$454.6

We lease substantially all of our stores and are committed to making lease payments over varying lease terms. Our royalty obligations consist of minimum royalty payments for the purchase of branded merchandise. Our service commitment obligations consist of minimum payments for services that we cannot avoid without penalty. Our employment agreement obligations consist of minimum payments to certain of our executives.

Amounts not reflected in the table above:

We issue cancelable purchase orders to various vendors for the purchase of our merchandise. As of January 31, 2004, we had merchandise purchase obligations in the amount of $193 million for which we will likely take delivery.

As previously discussed, we also have demand notes payable of $33.5 million to efficiently finance our subsidiaries in the Central American and South American Regions.

We have entered into a joint venture agreement to operate Payless ShoeSource stores in Japan. We have made a capital contribution of 120.0 million yen, or $1.1 million dollars, in 2003 to our Japanese joint venture. We have committed to making capital contributions to our Japanese joint venture in the amount of 611.4 million yen and

412.9 million yen in 2004 and 2005, respectively. Additionally, if the Japanese joint venture achieves certain performance targets, we will be committed to contribute an additional 2.9 billion yen and 3.4 billion yen in 2006 and 2007, respectively. In U.S. dollars, based on the exchange rate of 105.9 yen to 1 U.S. dollar as of January 31, 2004, the committed contributions are $5.8 million, $3.9 million, $27.6 million and $32.4 million for 2004, 2005, 2006 and 2007, respectively. We own 60 percent of the Japanese joint venture and, therefore, will consolidate the results of such operations in our financial statements. We intend to open the first test store in Japan during 2004.

Financial Condition Ratios

The debt-to-capitalization ratio was 28.1 percent, 29.7 percent and 41.2 percent for 2003, 2002 and 2001, respectively. The 2003 debt-to-capitalization ratio decrease is the result of the repayment of long-term debt. For purposes of the debt-to-capitalization ratio, total debt is long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, would be 66.0 percent, 65.4 percent and 71.7 percent in 2003, 2002 and 2001, respectively.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. We believe that the following significant accounting policies involve a higher degree of judgment or complexity (see the notes to our consolidated financial statements for a complete discussion of our significant accounting policies).

Inventories

Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than a traditional FIFO cost basis.

Inherent in the retail method calculation are certain significant management judgments and estimates including initial mark-up, markdowns and shrinkage, which can significantly impact the owned retail and, therefore, the ending inventory valuation at cost. Specifically, the failure to take permanent or clearance markdowns on a timely basis can result in an overstatement of cost under the retail method. We believe that our application of the retail method reasonably states inventory at the lower of cost or market.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The useful lives of assets are based upon our expectations. Investments in properties under capital leases and leasehold improvements are amortized over the shorter of their useful lives or their related lease terms. Property and equipment are reviewed on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the asset is recoverable. Estimated future cash flows are used to determine if impairment exists. We use current operating results and historical performance to estimate future cash flows on a store-by-store basis.

Insurance Programs

We retain our normal expected losses related primarily to workers’ compensation, physical loss to property and business interruption resulting from such loss and comprehensive general, product, and vehicle liability. We purchase third party coverage for losses in excess of the normal expected levels. Provisions for losses expected under these programs are recorded based upon estimates of aggregate liability for claims incurred utilizing independent actuarial calculations. These actuarial calculations utilize assumptions to estimate the frequency and severity of losses as well as the patterns surrounding the emergence, development and settlement of claims based on historical results.

Accounting for Taxes

We are routinely under audit by the United States federal, state, local or international tax authorities in the areas of income taxes and sales and use taxes. In evaluating the potential exposures associated with our various tax filings, we accrue charges for possible exposures. Based on the annual evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for possible exposures. To the extent we were to prevail in income tax matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective income tax rate in a given financial period might be impacted. We have various state, local and international tax examinations currently in process. The fiscal years ending February 2, 2002 and after could still be subject to a U.S. federal income tax audit but currently there is none in process.

We record valuation allowances against our deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carry forwards) is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets are reduced by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will not be realized.

New Accounting Standards

During May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except that certain provisions have been deferred pursuant to FASB Staff Position No. FAS 150-3. The application of SFAS 150 is not expected to have a material impact on our consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51.” This interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004, for those companies that have yet to adopt the provisions of FIN 46. The application of FASB Interpretation No. 46R is not expected to have a material impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 1.25 percent to 2.0 percent, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at January 31, 2004; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR.

Foreign Currency Risk

We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the fiscal years ended January 31, 2004, and February 1, 2003, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.

In 2003, approximately 84 percent of our products, based on cost, were sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the yuan, is currently not a freely convertible currency. The yuan may be made freely convertible or be revalued by the PRC government. If this occurs, the products we source from the PRC would likely be more expensive.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PAYLESS SHOESOURCE, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(dollars in millions, except per share)	2003	2002	2001

Net sales	$2,783.3	$2,878.0	$2,913.7

Cost of sales	2,032.4	2,001.1	2,032.3
Selling, general and administrative expenses	752.0	701.6	715.9
Non-recurring (benefits) charges	(1.8)	(2.8)	65.6

Operating profit	0.7	178.1	99.9

Interest expense	20.8	23.5	30.6
Interest income	(3.9)	(4.3)	(2.5)
(Loss) Earnings before income taxes and minority interest	(16.2)	158.9	71.8
(Benefit) Provision for income taxes	(9.1)	58.0	27.6
(Loss) Earnings before minority interest	(7.1)	100.9	44.2
Minority interest, net of income tax	7.0	4.9	1.2

Net (loss) earnings	$(0.1)	$105.8	$45.4

Diluted (loss) earnings per share	$(0.00)	$1.55	$0.67

Basic (loss) earnings per share	$(0.00)	$1.56	$0.68

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in millions except per share)	January 31, 2004	February 1, 2003

Assets
Current assets:
Cash and cash equivalents	$148.9	$73.5
Restricted cash	33.5	28.5
Inventories	392.4	452.5
Current deferred income taxes	17.3	16.4
Other current assets	66.8	62.7

Total current assets	658.9	633.6
Property and equipment:
Land	8.0	7.6
Buildings and leasehold improvements	666.5	625.4
Furniture, fixtures and equipment	517.6	490.0
Property under capital leases	4.6	4.6

Total property and equipment	1,196.7	1,127.6
Accumulated depreciation and amortization	(764.7)	(701.3)

Property and equipment, net	432.0	426.3
Favorable leases, net	29.2	34.3
Deferred income taxes	27.7	29.0
Other assets	29.1	27.6

Total assets	$1,176.9	$1,150.8

Liabilities and Shareowners’ Equity
Current liabilities:
Current maturities of long-term debt	$0.9	$83.2
Notes payable	33.5	28.5
Accounts payable	133.0	106.4
Accrued expenses	121.9	123.7

Total current liabilities	289.3	341.8
Long-term debt	202.8	140.7
Other liabilities	61.3	52.3
Minority interest	16.0	17.8
Shareowners’ Equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 88,130,874 issued; 67,991,812 and 67,946,205 shares outstanding in 2003 and 2002, respectively	0.7	0.7
Additional paid-in capital	35.7	35.9
Unearned restricted stock	(0.7)	(0.6)
Retained earnings	567.1	567.2
Accumulated other comprehensive income (loss), net of income taxes	4.7	(5.0)

Total shareowners’ equity	607.5	598.2

Total liabilities and shareowners’ equity	$1,176.9	$1,150.8

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

(dollars in millions, shares	Outstanding Common Stock		Additional Paid-in	Unearned Restricted	Retained	Accumulated Other Comprehensive	Total Shareowners’	Comprehensive
in thousands)	Shares	Dollars	Capital	Stock	Earnings	Income (Loss)	Equity	Income

Balance at February 3, 2001	65,964	$0.7	$—	$(6.6)	$416.0	$0.3	$410.4
Net earnings		—	—	—	45.4	—	45.4	$45.4
Translation adjustments		—	—	—	—	(3.3)	(3.3)	(3.3)
Cash flow hedge adjustments		—	—	—	—	(5.8)	(5.8)	(5.8)
Issuances of common stock under stock plans	1,005	—	20.4	—	—	—	20.4
Purchases of common stock	(210)	—	(4.1)	—	—	—	(4.1)
Amortization of unearned restricted stock		—	—	4.0	—	—	4.0

Comprehensive income								36.3

Balance at February 2, 2002	66,759	0.7	16.3	(2.6)	461.4	(8.8)	467.0

Net earnings		—	—	—	105.8	—	105.8	105.8
Translation adjustments		—	—	—	—	(0.2)	(0.2)	(0.2)
Cash flow hedge adjustments		—	—	—	—	4.0	4.0	4.0
Issuances of common stock under stock plans	1,397	—	22.8	—	—	—	22.8
Purchases of common stock	(108)	—	(2.1)	—	—	—	(2.1)
Amortization of unearned restricted stock		—	—	0.9	—	—	0.9
Restricted stock cancellation	(102)	—	(1.1)	1.1	—	—	—

Comprehensive income								109.6

Balance at February 1, 2003	67,946	0.7	35.9	(0.6)	567.2	(5.0)	598.2

Net loss		—	—	—	(0.1)	—	(0.1)	(0.1)
Translation adjustments		—	—	—	—	7.9	7.9	7.9
Cash flow hedge adjustments		—	—	—	—	1.8	1.8	1.8
Issuances of common stock under stock plans	179	—	1.7	(1.1)	—	—	0.6
Purchases of common stock	(117)	—	(1.7)	—	—	—	(1.7)
Amortization of unearned restricted stock		—	—	0.8	—	—	0.8
Restricted stock cancellation	(16)	—	(0.2)	0.2	—	—	—

Comprehensive income								$9.6

Balance at January 31, 2004	67,992	$0.7	$35.7	$(0.7)	$567.1	$4.7	$607.5

Outstanding common stock excludes shares held in treasury. Treasury share activity for the last three years is summarized below:

	2003	2002	2001

Balance, beginning of year	20,185	21,372	22,167
Issuances of common stock:
Stock options and employee stock purchase plan	(76)	(1,388)	(1,092)
Deferred compensation plan	(7)	(9)	—
Restricted stock grants, net of forfeitures	(80)	102	87

	(163)	(1,295)	(1,005)
Purchases of common stock	117	108	210

Balance, end of year	20,139	20,185	21,372

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in millions)	2003	2002	2001

Operating activities:
Net (loss) earnings	$(0.1)	$105.8	$45.4
Adjustments for non-cash items included in net (loss) earnings:
Non-cash component of non-recurring charges	—	—	28.6
Loss on impairment and disposal of assets	16.6	10.5	10.2
Depreciation and amortization	99.3	102.2	102.9
Amortization of unearned restricted stock	0.8	0.9	4.0
Deferred income taxes	1.1	20.7	(24.1)
Minority interest, net of tax	(7.0)	(4.9)	(1.2)
Income tax (charge ) benefit of stock option exercises	(0.8)	3.1	3.2
Changes in working capital:
Inventories	60.1	(113.0)	16.1
Other current assets	(3.1)	1.5	(10.4)
Accounts payable	26.6	32.9	(15.5)
Accrued expenses	(1.8)	(18.6)	19.0
Other assets and liabilities, net	19.6	(11.5)	(0.2)

Cash flow provided by operating activities	211.3	129.6	178.0

Investing activities:
Capital expenditures	(114.4)	(98.8)	(102.8)
Dispositions of property and equipment	1.0	3.9	1.6

Cash flow used in investing activities	(113.4)	(94.9)	(101.2)

Financing activities:
Issuance of notes payable	5.0	19.0	9.5
Restricted cash	(5.0)	(19.0)	(9.5)
Issuance of long-term debt	196.7	4.0	3.3
Payment of deferred financing costs	(7.1)	—	—
Repayments of long-term debt	(216.9)	(91.1)	(17.9)
Issuances of common stock	1.4	19.7	17.2
Purchases of common stock	(1.7)	(2.1)	(4.1)
Contributions by minority owners	4.4	17.2	6.8
Other financing activities	0.7	(1.2)	(0.2)

Cash flow (used in) provided by financing activities	(22.5)	(53.5)	5.1

Increase (Decrease) in cash and cash equivalents	75.4	(18.8)	81.9
Cash and cash equivalents, beginning of year	73.5	92.3	10.4

Cash and cash equivalents, end of year	$148.9	$73.5	$92.3

Cash paid during the year:
Interest	$12.7	$24.0	$30.9
Income taxes	7.2	29.2	42.8

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Payless ShoeSource, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is the largest family footwear retailer in the Western Hemisphere.

As of January 31, 2004, the Company operated 5,042 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, and the Central and South American Regions. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Chile, Ecuador and Peru. The Company’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60-percent ownership. The Company also has a 60-percent ownership interest in a Japanese joint venture. The first test store is planned to be opened in Japan during 2004.

The Company sources and utilizes a network of agents with factories in 18 foreign countries and the United States to source its products, which are manufactured to meet the Company’s specifications and standards. During 2003, factories in the People’s Republic of China were a direct source of approximately 83.6 percent of the Company’s merchandise and 87.4 percent of the Company’s footwear, based on merchandise cost.

The consolidated financial statements include results for the entire fiscal year for all years presented and the accounts of the Company, all wholly-owned subsidiaries and all subsidiaries and joint ventures in which the Company owns a controlling interest. During 2003, the Company changed the reporting period for its operations in the Central American and South American Regions to use a December 31 year-end, primarily to match the local countries’ statutory reporting requirements. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Start-up activities in Japan were initiated in 2003 using a December 31 year-end. Significant inter-company transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2003, 2002 and 2001 ended on January 31, 2004, February 1, 2003, and February 2, 2002, respectively. References to years in these financial statements and notes relate to fiscal years rather than calendar years. The Company’s operations in the Central American and South American Regions and Japan are consolidated using a December 31 year-end.

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported within the consolidated balance sheets and the statements of earnings (loss), shareowners’ equity and cash flows, and the notes to consolidated financial statements. Actual results could differ from these estimates.

Net Sales

Net sales (“sales”) are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax.

Cost of Sales

Cost of sales includes the cost of merchandise sold and the Company’s buying and occupancy costs.

Pre-Opening Expenses

Costs associated with the opening of new stores are expensed as incurred.

Advertising Costs

Advertising costs and sales promotion costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising and sales promotion costs of $112.8 million, $95.0 million and $98.4 million in 2003, 2002 and 2001, respectively.

Income Taxes

Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying the statutory tax rates in effect at the date of the balance sheet to differences between the book basis and the tax basis of assets and liabilities.

Stock-based Compensation

The Company adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant.

SFAS 123, “Accounting for Stock-Based Compensation,” provides an alternative method of accounting for stock-based compensation, which establishes a fair value based method of accounting for employee stock options or similar equity instruments. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The fair value is recognized over the option vesting period. The following table presents the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

(dollars in millions, except per share amounts)	2003	2002	2001

Net (loss) earnings:
As reported	$(0.1)	$105.8	$45.4
Add: Total stock-based employee compensation expense included in net (loss) earnings as reported, net of related income taxes	1.7	—	0.8
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	$6.2	$7.6	$15.6
Pro forma	$(4.6)	$98.2	$30.6
Diluted (loss) earnings per share:
As reported	$(0.00)	$1.55	$0.67
Pro forma	$(0.07)	$1.44	$0.45
Basic (loss) earnings per share:
As reported	$(0.00)	$1.56	$0.68
Pro forma	$(0.07)	$1.45	$0.46

The following assumptions were used in the Black-Scholes calculations above:

	2003	2002	2001

Risk-free interest rate	3.40%	4.55%	5.29%
Expected dividend yield	0%	0%	0%
Expected option life	7 yrs	10 yrs	10 yrs
Expected volatility	31%	32%	35%

Stock Split

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

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with an original maturity of three months or less. Receivables in the amount of $11.0 million and $12.7 million from banks and credit card companies for the settlement of credit card transactions are included in cash and cash equivalents as of January 31, 2004, and February 1, 2003, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

Inventories

Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than a traditional FIFO cost basis.

Inherent in the retail method calculation are certain significant management judgments and estimates including initial mark-up, markdowns and shrinkage, which can significantly impact the owned retail and, therefore, the ending inventory valuation at cost. Specifically, the failure to take permanent or clearance markdowns on a timely basis can result in an overstatement of carrying cost under the retail method. Management believes that its application of the retail method reasonably states inventory at the lower of cost or market.

During 2002, the Company reorganized its global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of finished product. As a result, the Company now takes ownership of certain raw materials as the materials enter the production process. These raw materials are now included in inventories. Raw materials of $19.5 million and $15.5 million are included in inventories in the consolidated balance sheet at January 31, 2004, and February 1, 2003, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The estimated useful life for each major class of property and equipment is as follows:

Buildings	10 to 30 years
Leasehold improvements	the lesser of 10 years or the remaining expected lease term
Furniture, fixtures and equipment	3 to 8 years
Property under capital lease	10 to 30 years

Depreciation expense for 2003, 2002, and 2001 was $94.2 million, $96.5 million, and $96.0 million, respectively.

Property and equipment are reviewed for recoverability on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the assets is recoverable. Estimated future cash flows are used to determine if impairment exists. The Company uses current operating results and historical performance to estimate future cash flows on a store-by-store basis.

Insurance Programs

The Company retains its normal expected losses related primarily to workers’ compensation, physical loss to property and business interruption resulting from such loss and comprehensive general, product, and vehicle liability. The Company purchases third-party coverage for losses in excess of the normal expected levels. Provisions for losses expected under these programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing independent actuarial calculations based on historical results.

Foreign Currency Translation

Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange.

Financial Derivatives

The Company has used derivative financial instruments to reduce its exposure to fluctuations in interest rates and foreign currencies and to minimize the risk associated with investments in foreign operations. The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” as of the beginning of 2001. SFAS 133 requires that all derivatives be reflected as either assets or liabilities on the balance sheet based on their fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. As of January 31, 2004, the Company had no derivative instruments in place.

Reclassification

Certain reclassifications have been made to prior year balances to conform to the current year presentation, including, but not limited to, amounts in the consolidated statements of cash flows.

Quarterly Results (Unaudited)

Quarterly results are determined in accordance with annual accounting policies. They include certain items based upon estimates for the entire year. Summarized quarterly results for the last two years were as follows:

(dollars in millions,
except per share)	2003

Quarter	First	Second	Third	Fourth	Year

Net retail sales	$697.7	$731.5	$709.7	$644.4	$2,783.3
Gross profit	204.4	198.4	189.2	158.9	750.9
Net earnings (loss)	$14.1	$5.2	$(2.2)	$(17.2)	$(0.1)

Diluted earnings (loss) per share:(1)	$0.21	$0.08	$(0.03)	$(0.25)	$(0.00)

Basic earnings (loss) per share:(1)	$0.21	$0.08	$(0.03)	$(0.25)	$(0.00)

(dollars in millions,
except per share)	2002

Quarter	First	Second	Third	Fourth	Year

Net retail sales	$738.2	$776.2	$713.0	$650.6	$2,878.0
Gross profit	221.0	254.1	232.1	169.7	876.9
Net earnings	$23.9	$47.2	$29.6	$5.1	$105.8

Diluted earnings per share:(1)	$0.35	$0.69	$0.43	$0.07	$1.55

Basic earnings per share:(1)	$0.36	$0.70	$0.44	$0.07	$1.56

(1)	Earnings per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

Profit Sharing Plan

The Company has two qualified profit sharing plans (“Payless Profit Sharing Plans”) that cover full-time associates who have worked for the Company for 90 days and have attained age 21 or part-time associates who work 1,000 hours or more in a year and have attained age 21. The Payless Profit Sharing Plans are defined contribution plans that provide for Company contributions related to the Company’s annual performance and are at the discretion of the Board of Directors. The Company has historically contributed 2.5 percent of its pre-tax earnings to the Payless Profit Sharing Plans. Associates may voluntarily contribute to the Company’s profit sharing plans on both a pre-tax and after-tax basis. The Company’s contribution is allocated to all associates participating in the Payless Profit Sharing Plans who have worked for the Company for at least one year. Total profit sharing contributions for 2002 and 2001 were $4.2 million and $3.5 million, respectively. There were no contributions for 2003.

Pension Plan

The Company has a nonqualified, supplementary defined benefit plan for certain management employees. The plan is an unfunded, noncontributory plan and provides for benefits based upon years of service and cash compensation during employment.

Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to management employees and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually for reasonableness.

The components of net periodic benefit costs and actuarial assumptions for the plan were:

(dollars in millions)	2003	2002	2001

Components of pension expense:
Service cost	$0.8	$0.7	$0.8
Interest cost	1.2	1.2	0.8
Amortization of prior service cost	0.1	0.1	0.2
Amortization of actuarial loss	0.2	0.3	0.1
Curtailment loss	—	—	0.2

Total	$2.3	$2.3	$2.1

The change in projected benefit obligation (PBO), accumulated benefit obligation (ABO), funded status of the plan and the actuarial assumptions used were:

(dollars in millions)	2003	2002

Change in PBO:
PBO at beginning of year	$19.2	$16.1
Service cost	0.8	0.7
Interest cost	1.2	1.2
Actuarial loss	0.1	1.6
Benefits paid	(0.6)	(0.4)

PBO at end of year	$20.7	$19.2
Unrecognized net actuarial loss	(6.3)	(6.5)
Unrecognized prior service cost	(1.2)	(1.3)

Accrued benefit cost	$13.2	$11.4
Amounts recognized in the balance sheet:
Accrued benefit liability and ABO	$14.3	$12.7
Intangible asset	(1.1)	(1.3)

Net amount recognized	$13.2	$11.4
Actuarial assumptions:
Discount rate	6.0%	6.5%
Salary increases	3.5%	4.0%

Income Taxes

The (benefit) provision for income taxes consisted of the following:

(dollars in millions)	2003	2002	2001

Federal	$(13.0)	$25.1	$42.9
State and local	1.3	5.6	7.5
Foreign	1.5	6.6	1.3

Current tax (benefit) provision	(10.2)	37.3	51.7

Federal	(1.6)	25.1	(21.9)
State and local	—	(0.7)	(3.5)
Foreign	2.7	(3.7)	1.3

Deferred tax provision (benefit)	1.1	20.7	(24.1)

Total (benefit) provision	$(9.1)	$58.0	$27.6

The reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

	Percentage			Amount

(dollars in millions)	2003	2002	2001	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%	$(5.7)	$55.7	$25.1
State and local income taxes, net of federal tax benefit	(3.3)	2.0	3.6	0.5	3.2	2.6
Rate differential on foreign earnings, net of valuation allowance	14.0	1.6	0.6	(2.2)	2.5	0.4
Canada statutory rate change	(1.5)	0.1	—	0.2	0.2	—
Decrease in excess tax reserves	6.9	(2.0)	—	(1.1)	(3.2)	—
Federal employment tax credits	6.4	(0.4)	(1.4)	(1.0)	(0.7)	(0.9)
Tax-exempt interest	5.1	—	—	(0.8)	—	—
Other, net	(6.5)	0.2	0.6	1.0	0.3	0.4

Effective income tax rate	56.1%	36.5%	38.4%	$(9.1)	$58.0	$27.6

Major components of deferred income tax assets and (liabilities) were as follows:

(dollars in millions)	2003	2002

Deferred Tax Assets:
Accrued expenses and reserves	$30.3	$28.8
Depreciation/amortization and basis differences	5.3	2.1
Tax net operating losses and tax credits	24.1	14.3
Other deferred income taxes, net	(1.2)	6.5

Gross deferred income taxes	58.5	51.7
Valuation allowance	(13.5)	(6.3)

Net deferred income taxes	45.0	45.4
Less: Net current deferred income tax assets	17.3	16.4

Net noncurrent deferred income taxes	27.7	29.0

Deferred Tax Liabilities:
Depreciation/amortization and basis differences	(0.7)	—

Net noncurrent deferred tax liabilities (included in other liabilities on the consolidated balance sheets)	$(0.7)	$—

The Company provides a valuation allowance against net deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In 2003, the Company increased the valuation allowance by $7.2 million related to state income tax credits and realization of state and international net operating loss carry forwards. In addition, the Company reduced its excess tax reserves by $1.1 million resulting from a review of the status of ongoing audits.

At January 31, 2004, deferred tax assets for state and international net operating loss carry forwards are $9.8 million, less a valuation allowance of $7.0 million. These net operating losses will expire as follows: $0.3 million in 2004, $4.0 million by 2008, $2.6 million by 2023 and $2.9 million may be carried forward indefinitely. In addition, federal and state income tax credit carry forwards are $14.3 million, less a valuation allowance of $6.5 million. These credit carry forwards will expire as follows: $12.6 million by 2023, and $1.7 million may be carried forward indefinitely.

Other than for Puerto Rico operations, federal and state income taxes are not accrued on the cumulative undistributed earnings of foreign subsidiaries because the Company’s intention is to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax effective to do so.

(Loss) Earnings Per Share

Basic (loss) earnings per share were $(0.00), $1.56 and $0.68 in 2003, 2002 and 2001, respectively. The per share amounts have been computed on the basis of the weighted average number of shares outstanding.

Because the Company incurred a net loss for 2003, the calculation of diluted loss per share excludes the impact of all stock options. The calculation of diluted earnings per share for 2002 and 2001 excludes the impact 1,930,332 and 1,397,439 stock options, respectively, because to include them would have been antidilutive. Diluted (loss) or earnings per share have been computed as follows:

(dollars in millions, except per
share; shares in thousands)	2003	2002	2001

Net (loss) earnings	$(0.1)	$105.8	$45.4
Weighted average shares outstanding – basic	68,029	67,764	66,656
Stock options	—	657	1,119

Weighted average shares outstanding – diluted	68,029	68,421	67,775

Diluted (loss) earnings per share	$(0.00)	$1.55	$0.67

Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective February 3, 2002. SFAS No. 142 requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. During 2003, the Company performed the required impairment testing. No indication of impairment existed and, thus, no impairment losses were recorded.

The carrying amount of goodwill is $5.9 million for 2003 and 2002. Favorable lease rights subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	2003	2002

Gross carrying amount	$87.9	$89.4
Less: accumulated amortization	(58.7)	(55.1)

Carrying amount, end of year	$29.2	$34.3

Amortization expense on intangible assets was as follows:

(dollars in millions)	2003	2002	2001

Amortization expense on intangible assets	$4.9	$5.6	$7.4

The effect of the adoption of SFAS 142 on net income and earnings per share is as follows:

(dollars in millions, except per share amounts)	2001

Net earnings as reported	$45.4
Goodwill amortization (net of taxes)	0.2
Net earnings as adjusted	$45.6

Diluted earnings per share as reported	$0.67
Goodwill amortization (net of taxes)	—
Diluted earnings per share as adjusted	$0.67

Basic earnings per share as reported	$0.68
Goodwill amortization (net of taxes)	—
Basic earnings per share as adjusted	$0.68

The Company expects annual amortization expense for all intangible assets for the next five years to be as follows (in millions):

Year	Amount

2004	$4.3
2005	4.0
2006	3.6
2007	3.1
2008	2.7

Notes Payable

The Company has entered into $33.5 million of demand notes payable to efficiently finance its Latin American subsidiaries in the Central and South American Regions. The Company maintains balances of $33.5 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average 8.44 percent. The certificates of deposit earn interest at a weighted average of 8.05 percent and are reflected as restricted cash in the accompanying consolidated balance sheet.

Accrued Expenses

Major components of accrued expenses included:

(dollars in millions)	2003	2002

Sales, use and other taxes	$32.8	$27.1
Income taxes	17.3	34.4
Profit sharing, bonus, retention and salaries	11.7	16.1

Long-term Debt

Long-term debt and capital-lease obligations were:

(dollars in millions)	2003		2002

Senior Subordinated Notes	$196.7	*	$—
Term Loan	—		216.1
Capital-lease obligations	1.9		2.4
Other	5.1		5.4

Total debt	203.7		223.9
Less current maturities of long-term debt	0.9		83.2

Long-term debt	$202.8		$140.7

Future debt maturities as of January 31, 2004, are as follows:

(dollars in millions)
Year	Senior Subordinated Notes		Capital Lease Obligations	Other	Total

2004	$—		$0.5	$0.4	$0.9
2005	—		0.4	0.7	1.1
2006	—		0.4	—	0.4
2007	—		0.5	—	0.5
2008	—		0.1	—	0.1
Thereafter	200.0	*	—	4.0	204.0

Total	$200.0		$1.9	$5.1	207.0

*	At January 31, 2004, the senior subordinated notes are recorded at $196.7 million (net of $3.3 million discount), but the Company will pay $200.0 million at maturity.

In January 2004, the Company replaced its $150 million senior secured revolving credit facility with a new senior secured revolving credit facility. Funds borrowed under the new facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the new revolving credit facility, subject to a sufficient borrowing base. The new revolving credit facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the credit agreement. The margin on the revolving credit facility varies based upon certain borrowing levels specified in the credit agreement. The variable interest rate at January 31, 2004, was 2.4 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The new revolving credit facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the revolving credit facility as of January 31, 2004. Based on its borrowing base, the Company may borrow up to $200.0 million under its new revolving credit facility, less $13.4 million in outstanding letters of credit as of January 31, 2004.

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 31, 2004, the Company is in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of the Company’s credit facility. As of January 31, 2004, the fair value of the Notes is $199.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

In April 2000, the Company entered a $600 million senior secured credit facility. The credit facility consisted of a $400 million term loan and a $200 million revolving loan, subject to prepayment without penalty by the Company at any time. At February 1, 2003, the Company had a balance outstanding of $216.1 million under the term loan portion of the credit facility and no amounts were drawn on the revolving loan portion. As previously described, during 2003 the Company replaced this credit facility with the new $200 million senior secured revolving credit facility and the sale of $200 million of 8.25% Senior Subordinated Notes.

Derivative Instruments

In order to mitigate the Company’s exposure to fluctuations in interest rates on the term loan portion of the prior credit facility, the Company entered into a series of interest rate swap agreements whereby the Company received interest at the three-month LIBOR rate and paid a weighted average rate of 6.9 percent. The Company’s interest rate swap agreements were designated as cash flow hedging instruments under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. As the critical terms of the Company’s interest rate swap agreements match those of the related hedged obligations, the Company has concluded that there was virtually no ineffectiveness in its hedges.

During 2003, the Company recorded an after-tax gain of $0.1 million ($0.1 million pre-tax) to other accumulated comprehensive income, representing the increase in fair value of its interest rate swap agreements. During 2003, $1.7 million of after-tax losses ($2.7 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense. As of January 31, 2004, the interest rate swap agreements have expired.

During 2002, the Company recorded an after-tax loss of $1.3 million ($2.0 million pre-tax) to other accumulated comprehensive income, representing the decline in fair value of its interest rate swap agreements. At February 1, 2003, the Company had a cumulative after-tax loss of $1.8 million ($2.8 million pre-tax) included in other accumulated comprehensive income related to its interest rate swap agreements on a notional amount of $120.0 million. The resulting liability is reflected in other current liabilities in the accompanying balance sheet. The pre-tax loss is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate debt obligations affects earnings. During 2002, $5.5 million of after-tax losses ($8.7 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense.

Lease Obligations

The Company leases substantially all of its stores. Rental expense for the Company’s operating leases consisted of:

(dollars in millions)	2003	2002	2001

Minimum rentals	$282.4	$277.9	$290.5
Contingent rentals based on sales	7.4	7.8	8.4

Real property rentals	289.8	285.7	298.9
Equipment rentals	0.7	0.6	1.0

Total	$290.5	$286.3	$299.9

Certain lease agreements include escalating rents over the lease terms. Cumulative expense recognized on the straight-line basis in excess of cumulative payments is included in accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Future minimum lease payments at January 31, 2004, were as follows:

	Capital	Operating
(dollars in millions)	Leases	Leases	Total

2004	0.7	250.9	251.6
2005	0.5	210.4	210.9
2006	0.5	179.5	180.0
2007	0.5	149.8	150.3
2008	0.1	117.9	118.0
After 2008	—	248.6	248.6

Minimum lease payments	$2.3	$1,157.1	$1,159.4

Less imputed interest component	0.4

Present value of net minimum lease payments of which $0.7 million is included in current liabilities	$1.9

At January 31, 2004, the present value of future operating lease payments was $942.4 million.

Non-recurring Charges

During the fourth quarter of 2001, the Company recorded a non-recurring charge of $70.0 million comprised of a $53.9 million restructuring charge and a $16.1 million asset impairment charge. The cash portion of the charge was $41.4 million, of which $1.5 million, $26.7 million and $6.1 million was paid during 2003, 2002 and 2001, respectively. As part of the restructuring, the Company centralized all domestic retail operations functions in Topeka, Kansas. Four domestic division offices in Atlanta, Baltimore, Chicago, and Dallas were closed. The Company also announced its intention to close 104 under-performing stores, including 67 Parade stores and 37 Payless ShoeSource stores, as part of the restructuring. The store closings differ from closings in the normal course of business in that they have longer remaining lease terms. The remaining Parade locations are concentrated in the Northeast and selected major metropolitan areas. As of January 31, 2004, the Company has closed 97 stores and has decided to continue to operate seven of the original 104 stores identified for closure.

The Company also recorded an impairment charge of $16.1 million to write down the book value of certain long-lived assets to their fair value as determined based upon estimated future cash flows. In conjunction with the restructuring and asset impairment, the Company recorded a fourth quarter charge of $70.0 million pre-tax, $43.1 million after-tax, as follows:

(dollars in millions)
Store closing costs (including lease terminations, asset impairments, and employee termination costs)	$27.3
Division closing costs (including lease terminations, asset impairments, and employee termination costs)	4.2
Corporate employee termination costs (230 positions)	8.0
Professional fees required to design and implement the restructuring	6.4
Inventory liquidation costs (recorded as a component of cost of sales)	4.4
Other restructuring related costs	3.6

Total restructuring related costs	53.9
Asset impairments	16.1

Total 2001 non-recurring charges	$70.0

The table below presents the activity of the $41.4 million reserve established as part of the 2001 non-recurring charge and the status of the reserve as of January 31, 2004. Costs were charged against the reserves as incurred. Reserves were reviewed for adequacy on a periodic basis and were adjusted as appropriate based on those reviews.

	Pre-tax 2001	Cash Paid in	Adjustments in	Accrued as of	Cash Paid	Adjustments	Accrued as of
(dollars in millions)	Cash Charge	2001 and 2002	2001 and 2002	Feb. 1, 2003	in 2003	in 2003	Jan. 31, 2004

Store closing costs (including lease terminations, asset impairments, and employee termination costs)	$17.6	$(8.5)	$(8.0)	$1.1	$(0.9)	$(0.2)	$—
Division closing costs (including lease terminations, asset impairments, and employee termination costs)	3.3	(2.7)	1.8	2.4	(0.6)	(1.3)	0.5
Corporate employee termination costs	8.0	(8.0)	—	—	—	—	—
Professional fees required to design and implement the restructuring	6.4	(8.1)	2.0	0.3	—	(0.3)	—
Inventory liquidation costs (recorded as a component of cost of sales)	4.4	(2.4)	(2.0)	—	—	—	—
Other restructuring related costs	1.7	(3.1)	1.4	—	—	—	—

Total restructuring related costs	$41.4	$(32.8)	$(4.8)	$3.8	$(1.5)	$(1.8)	$0.5

The Company substantially completed its restructuring in 2002. During 2003 the Company recorded a non-recurring benefit of $1.8 million as a result of lower than anticipated costs associated with the restructuring.

During 2002, the Company recorded a net non-recurring benefit, resulting from lower than anticipated net costs associated with the Company’s restructuring recorded in 2001. In 2002, the Company recorded an additional charge of $2.0 million for professional fees and $1.4 million for relocation costs associated with implementing the restructuring that was announced during the fourth quarter of 2001. These additional costs are reflected in the accompanying consolidated statement of earnings as non-recurring charges. Also, during 2002, the Company decreased its reserve for store closings by $8.0 million, inventory liquidations by $2.0 million and increased its reserve for division closings by $1.8 million. This net reversal is reflected in the accompanying consolidated statement of earnings as non-recurring benefits.

During 2002, in an effort to enhance global sourcing initiatives and align with international expansion strategies, the Company reorganized its global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of product. As part of these cost reduction initiatives, the Company is now taking ownership of certain raw materials as the materials enter the production process. These raw materials are included in inventories in the consolidated balance sheet.

Common Stock Repurchases

During 2003, 2002 and 2001, the Company did not repurchase any common stock under stock repurchase programs. However, the Company repurchased $1.7 million (117 thousand shares), $2.1 million (108 thousand shares), and $4.1 million (210 thousand shares), during 2003, 2002 and 2001, respectively, of common stock in connection with its employee stock purchase, deferred compensation and stock incentive plans.

Stock Option and Stock-related Compensation Plans

Under the Company’s common stock option plans, options are granted at the average of the high and low trading price on the date of grant. Options to purchase may extend for up to ten years, may be exercised in installments only after stated intervals of time, and are conditional upon continued employment with the Company. The options may be exercised during certain periods following retirement, disability or death.

A summary of the status of the various stock option plans at the end of 2003, 2002, and 2001, and the changes within years are presented below:

2003
		Weighted
		Average
		Exercise
(shares in thousands)	Options	Price

Outstanding at beginning of year	8,376	$17
Granted	414	15
Exercised	18	16
Forfeited or expired	746	17

Outstanding at end of year	8,026	$17

Exercisable at end of year	5,956	$17
Fair value of options granted (per option)	$6

2002
		Weighted
		Average
		Exercise
(shares in thousands)	Options	Price

Outstanding at beginning of year	11,216	$18
Granted	276	18
Exercised	1,321	14
Forfeited or expired	1,795	17

Outstanding at end of year	8,376	$17

Exercisable at end of year	3,195	$16
Fair value of options granted (per option)	$10

2001
		Weighted
		Average
		Exercise
(shares in thousands)	Options	Price

Outstanding at beginning of year	11,787	$17
Granted	831	22
Exercised	984	15
Forfeited or expired	418	17

Outstanding at end of year	11,216	$18

Exercisable at end of year	2,805	$15
Fair value of options granted (per option)	$12

The following table summarizes information about stock options outstanding and exercisable at January 31, 2004:

(shares in thousands)

Options Outstanding				Options Exercisable

			Weighted
		Average	Average
Range of	Number	Remaining	Exercise	Average	Number
Exercise Prices	Outstanding	Contractual Life	Price	Exercise Price	Exercisable

$9-11	193	2	$9	$9	193
12-15	2,257	4	15	15	1,905
16-18	4,182	6	16	16	3,021
19-24	1,394	7	22	22	837

Under the 1996 Stock Incentive Plan, the Company is authorized to grant a maximum of 1,200,000 shares of restricted stock to management associates. Associates who receive restricted stock pay no monetary consideration. Restricted stock can be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to four years, as determined at the date of grant. Under the 1996 Stock Incentive Plan, the Company granted 74 thousand shares of restricted stock in 2003. The Company granted no shares of restricted stock in 2002 and 2001.

The Company’s plans are accounted for as provided by APB Opinion No. 25. For stock options, no compensation cost has been recognized because the option exercise price is fixed at the average market price on the date of grant. For restricted stock grants, compensation expense is based upon the grant date average market price; it is recorded over the vesting period. For performance-based restricted stock, compensation expense is recorded over the performance period based on estimates of performance levels.

Contingencies

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

Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico and the U.S. Virgin Islands. The Company’s operations in its Central American and South American Regions are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $16.7 million, $18.1 million and $12.3 million during 2003, 2002 and 2001, respectively.

During 2003, the Company changed the reporting period for its operations in the South American and Central American Regions to use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Fiscal year ended January 31, 2004

Revenues from external customers	$2,471.1	$312.2	$2,783.3
Operating (loss) profit	4.5	(3.8)	0.7
Interest expense	17.0	3.8	20.8
Interest income	(0.8)	(3.1)	(3.9)
Net earnings (loss) before income taxes and minority interest	(11.7)	(4.5)	(16.2)
Depreciation and amortization	92.7	6.6	99.3
Total assets	971.4	205.5	1,176.9
Long-lived assets	409.6	80.7	490.3
Additions to long-lived assets	103.3	18.2	121.5

Fiscal year ended February 1, 2003

Revenues from external customers	$2,591.5	$286.5	$2,878.0
Operating profit	173.3	4.8	178.1
Interest expense	20.9	2.6	23.5
Interest income	(2.0)	(2.3)	(4.3)
Net earnings before income taxes and minority interest	154.4	4.5	158.9
Depreciation and amortization	90.8	11.4	102.2
Total assets	962.2	188.6	1,150.8
Long-lived assets	417.8	70.4	488.2
Additions to long-lived assets	68.8	30.0	98.8

Fiscal year ended February 2, 2002

Revenues from external customers	$2,677.4	$236.3	$2,913.7
Operating profit	97.5	2.4	99.9
Interest expense	29.4	1.2	30.6
Interest income	(1.7)	(0.8)	(2.5)
Net earnings before income taxes and minority interest	69.8	2.0	71.8
Depreciation and amortization	94.7	8.2	102.9
Total assets	950.6	118.6	1,069.2
Long-lived assets	444.5	53.1	497.6
Additions to long-lived assets	80.9	21.9	102.8

Shareowner Rights Plan

The Company has a shareowner rights plan under which one right is attached to each share of the Company’s common stock. The rights become exercisable only under certain circumstances involving actual or potential acquisitions of the Company’s common stock by a person or persons affiliated with such persons. Depending on the circumstances, if the rights become exercisable, the holder may be entitled to purchase units of the Company’s preferred stock, shares of the Company’s common stock or shares of the common stock of the acquiring person. The rights will remain in existence until April 30, 2006, unless they are terminated, extended, exercised or redeemed.

New Accounting Standards

During May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except that certain provisions have been deferred pursuant to FASB Staff Position No. FAS 150-3. The application of SFAS 150 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51.” This interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004, for those companies that have yet to adopt the provisions of FIN 46. The application of FASB Interpretation No. 46R is not expected to have a material impact on the Company’s consolidated financial statements.

Subsidiary Guarantors of Senior Notes - Consolidating Financial Information

The Company has issued Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.

The following supplemental financial information sets forth, on a consolidating basis, the statements of earnings and cash flows for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Payless ShoeSource, Inc. and subsidiaries for the fifty-two week periods ended January 31, 2004, February 1, 2003, and February 2, 2002, and the related condensed consolidating balanced sheets as of January 31, 2004, and February 1, 2003. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.

The Non-guarantor Subsidiaries are made up of the Company’s retail operations in the Central American and South American Regions, Canada, Saipan, and Puerto Rico, and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. During 2003, the Company changed the reporting period for its operations in the Central American and South American Regions to use a December 31 year-end.

Condensed Consolidated Statement of (Loss) Earnings
For the year ended January 31, 2004

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Net sales	$—	$2,603.2	$700.5	$(520.4)	$2,783.3
Cost of sales	—	1,957.8	586.6	(512.0)	2,032.4
Selling, general and administrative expenses	1.7	665.2	93.5	(8.4)	752.0
Non-recurring benefits	—	(1.8)	—	—	(1.8)

Operating (loss) profit	(1.7)	(18.0)	20.4	—	0.7

Interest expense	15.6	9.4	4.2	(8.4)	20.8
Interest income	—	(9.2)	(3.1)	8.4	(3.9)
Equity in earnings of subsidiaries	(10.9)	(22.1)	—	33.0	—
(Loss) Earnings before income taxes and minority interest	(6.4)	3.9	19.3	(33.0)	(16.2)
(Benefit) Provision for income taxes	(6.3)	(7.0)	4.2	—	(9.1)
(Loss) Earnings before minority interest	(0.1)	10.9	15.1	(33.0)	(7.1)
Minority interest, net of income tax	—	—	7.0	—	7.0

Net (loss) earnings	$(0.1)	$10.9	$22.1	$(33.0)	$(0.1)

Condensed Consolidated Statement of Earnings
For the year ended February 1, 2003

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Net sales	$—	$2,721.7	$448.8	$(292.5)	$2,878.0
Cost of sales	—	1,930.3	363.3	(292.5)	2,001.1
Selling, general and administrative expenses	1.0	623.6	77.0	—	701.6
Non-recurring benefits	—	(2.8)	—	—	(2.8)

Operating (loss) profit	(1.0)	170.6	8.5	—	178.1

Interest expense	14.4	21.1	3.2	(15.2)	23.5
Interest income	—	(17.2)	(2.3)	15.2	(4.3)
Equity in earnings of subsidiaries	(115.6)	(10.8)	—	126.4	—
Earnings before income taxes and minority interest	100.2	177.5	7.6	(126.4)	158.9
(Benefit) Provision for income taxes	(5.6)	61.9	1.7	—	58.0
Earnings before minority interest	105.8	115.6	5.9	(126.4)	100.9
Minority interest, net of income tax	—	—	4.9	—	4.9

Net earnings	$105.8	$115.6	$10.8	$(126.4)	$105.8

Condensed Consolidated Statement of Earnings
For the year ended February 2, 2002

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Net sales	$—	$2,775.9	$247.2	$(109.4)	$2,913.7
Cost of sales	—	1,966.4	167.7	(101.8)	2,032.3
Selling, general and administrative expenses	1.0	647.9	74.6	(7.6)	715.9
Non-recurring charges	—	63.0	2.6	—	65.6

Operating ( loss) profit	(1.0)	98.6	2.3	—	99.9

Interest expense	26.3	29.4	1.2	(26.3)	30.6
Interest income	—	(28.0)	(0.8)	26.3	(2.5)
Equity in earnings of subsidiaries	(62.2)	(1.3)	—	63.5	—
Earnings before income taxes and minority interest	34.9	98.5	1.9	(63.5)	71.8
(Benefit) Provision for income taxes	(10.5)	36.3	1.8	—	27.6
Earnings before minority interest	45.4	62.2	0.1	(63.5)	44.2
Minority interest, net of income tax	—	—	1.2	—	1.2

Net earnings	$45.4	$62.2	$1.3	$(63.5)	$45.4

Condensed Consolidated Balance Sheet
As of January 31, 2004

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Assets
Current assets:
Cash and cash equivalents	$—	$77.5	$71.4	$—	$148.9
Restricted cash	—	—	33.5	—	33.5
Inventories	—	322.9	73.7	(4.2)	392.4
Current deferred income taxes	—	17.2	0.1	—	17.3
Other current assets	6.6	70.0	45.5	(55.3)	66.8

Total current assets	6.6	487.6	224.2	(59.5)	658.9
Property and equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	593.9	72.6	—	666.5
Furniture, fixtures and equipment	—	457.4	60.2	—	517.6
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,063.9	132.8	—	1,196.7
Accumulated depreciation and amortization	—	(711.2)	(53.5)	—	(764.7)

Property and equipment, net	—	352.7	79.3	—	432.0
Favorable leases, net	—	29.2	—	—	29.2
Deferred income taxes	—	21.2	6.5	—	27.7
Other assets	1,088.2	446.6	1.8	(1,507.5)	29.1

Total assets	$1,094.8	$1,337.3	$311.8	$(1,567.0)	$1,176.9

Liabilities and Shareowners’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	86.9	98.1	(52.0)	133.0
Accrued expenses	7.5	106.0	15.9	(7.5)	121.9

Total current liabilities	7.5	193.8	147.5	(59.5)	289.3
Long-term debt	479.8	2.0	4.0	(283.0)	202.8
Other liabilities	—	113.0	8.8	(60.5)	61.3
Minority interest	—	—	16.0	—	16.0

Total shareowners’ equity	607.5	1,028.5	135.5	(1,164.0)	607.5

Total liabilities and shareowners’ equity	$1,094.8	$1,337.3	$311.8	$(1,567.0)	$1,176.9

Condensed Consolidated Balance Sheet
As of February 1, 2003

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Assets
Current assets:
Cash and cash equivalents	$—	$31.9	$41.6	$—	$73.5
Restricted cash	—	—	28.5	—	28.5
Inventories	—	369.2	89.0	(5.7)	452.5
Current deferred income taxes	—	15.8	0.6	—	16.4
Other current assets	5.6	169.9	21.0	(133.8)	62.7

Total current assets	5.6	586.8	180.7	(139.5)	633.6
Property and equipment:
Land	—	7.6	—	—	7.6
Buildings and leasehold improvements	—	563.2	62.2	—	625.4
Furniture, fixtures and equipment	—	441.1	48.9	—	490.0
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,016.5	111.1	—	1,127.6
Accumulated depreciation and amortization	—	(660.2)	(41.1)	—	(701.3)

Property and equipment, net	—	356.3	70.0	—	426.3
Favorable leases, net	—	34.3	—	—	34.3
Deferred income taxes	—	20.8	8.2	—	29.0
Other assets	1,062.6	508.6	18.1	(1,561.7)	27.6

Total assets	$1,068.2	$1,506.8	$277.0	$(1,701.2)	$1,150.8

Liabilities and Shareowners’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$83.2	$30.0	$(30.0)	$83.2
Notes payable	—	—	28.5	—	28.5
Accounts payable	—	69.0	71.3	(33.9)	106.4
Accrued expenses	70.0	108.2	21.1	(75.6)	123.7

Total current liabilities	70.0	260.4	150.9	(139.5)	341.8
Long-term debt	400.0	136.7	4.0	(400.0)	140.7
Other liabilities	—	95.1	5.2	(48.0)	52.3
Minority interest	—	—	17.8	—	17.8

Total shareowners’ equity	598.2	1,014.6	99.1	(1,113.7)	598.2

Total liabilities and shareowners’ equity	$1,068.2	$1,506.8	$277.0	$(1,701.2)	$1,150.8

Condensed Consolidated Statement of Cash Flows
For the year ended January 31, 2004

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Operating activities:
Net (loss) earnings	$(0.1)	$10.9	$22.1	$(33.0)	$(0.1)
Adjustments for non-cash items included in net (loss) earnings:
Loss on impairment and disposal of assets	—	15.6	1.0	—	16.6
Depreciation and amortization	—	86.0	13.3	—	99.3
Amortization of unearned restricted stock	—	0.8	—	—	0.8
Deferred income taxes	—	(1.8)	2.9	—	1.1
Minority interest, net of tax	—	—	(7.0)	—	(7.0)
Income tax charge of stock option exercises	—	(0.8)	—	—	(0.8)
Changes in working capital:
Inventories	—	46.4	15.2	(1.5)	60.1
Other current assets	—	99.9	(24.5)	(78.5)	(3.1)
Accounts payable	—	17.9	26.8	(18.1)	26.6
Accrued expenses	(62.5)	(2.3)	(5.1)	68.1	(1.8)
Other assets and liabilities, net	(9.8)	(57.6)	24.0	63.0	19.6

Cash flow (used in) provided by operating activities	(72.4)	215.0	68.7	—	211.3

Investing activities:
Capital expenditures	—	(93.8)	(20.6)	—	(114.4)
Dispositions of property and equipment	—	1.0	—	—	1.0
Investment in subsidiaries	—	(6.6)	—	6.6	—
Repayment of loan to parent/subsidiary	—	146.9	—	(146.9)	—

Cash flow provided by (used in) investing activities	—	47.5	(20.6)	(140.3)	(113.4)

Financing activities:
Issuance of notes payable	—	—	5.0	—	5.0
Restricted cash	—	—	(5.0)	—	(5.0)
Issuance of long-term debt	196.7	—	—	—	196.7
Payment of deferred financing costs	(7.1)	—	—	—	(7.1)
Repayments of long-term debt	—	(216.9)	—	—	(216.9)
Loan from parent/subsidiary	(116.9)	—	(30.0)	146.9	—
Issuances of common stock	1.4	—	—	—	1.4
Purchases of common stock	(1.7)	—	—	—	(1.7)
Contributions by parent	—	—	6.6	(6.6)	—
Contributions by minority owners	—	—	4.4	—	4.4
Other financing activities	—	—	0.7	—	0.7

Cash flow provided by (used in) financing activities	72.4	(216.9)	(18.3)	140.3	(22.5)

Increase in cash and cash equivalents	—	45.6	29.8	—	75.4
Cash and cash equivalents, beginning of year	—	31.9	41.6	—	73.5

Cash and cash equivalents, end of year	$—	$77.5	$71.4	$—	$148.9

Condensed Consolidated Statement of Cash Flows
For the year ended February 1, 2003

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Operating activities:
Net earnings	$105.8	$115.6	$10.8	$(126.4)	$105.8
Adjustments for non-cash items included in net earnings:
Loss on impairment and disposal of assets	—	6.9	3.6	—	10.5
Depreciation and amortization	—	90.7	11.5	—	102.2
Amortization of unearned restricted stock	—	0.9	—	—	0.9
Deferred income taxes	—	25.9	(5.2)	—	20.7
Minority interest, net of tax	—	—	(4.9)	—	(4.9)
Income tax benefit of stock option exercises	—	3.1	—	—	3.1
Changes in working capital:
Inventories	—	(53.9)	(64.8)	5.7	(113.0)
Other current assets	4.9	(52.4)	(2.1)	51.1	1.5
Accounts payable	(0.5)	16.6	32.7	(15.9)	32.9
Accrued expenses	15.9	(29.4)	5.8	(10.9)	(18.6)
Other assets and liabilities, net	(143.7)	48.5	(12.7)	96.4	(11.5)

Cash flow (used in) provided by operating activities	(17.6)	172.5	(25.3)	—	129.6

Investing activities:
Capital expenditures	—	(67.5)	(31.3)	—	(98.8)
Dispositions of property and equipment	—	3.9	—	—	3.9
Investment in subsidiaries	—	(30.0)	—	30.0	—
Loan to parent/subsidiaries	—	(30.0)	—	30.0	—
Loan to parent/subsidiary	—	4.5	—	(4.5)	—

Cash flow used in investing activities	—	(119.1)	(31.3)	55.5	(94.9)

Financing activities:
Issuance of notes payable	—	—	19.0	—	19.0
Restricted cash	—	—	(19.0)	—	(19.0)
Issuance of long-term debt	—	—	4.0	—	4.0
Repayments of long-term debt	—	(91.1)	(4.5)	4.5	(91.1)
Loan from parent/subsidiary	—	—	30.0	(30.0)	—
Issuances of common stock	19.7	—	—	—	19.7
Purchases of common stock	(2.1)	—	—	—	(2.1)
Contributions by parent	—	—	30.0	(30.0)	—
Contributions by minority owners	—	—	17.2	—	17.2
Other financing activities	—	—	(1.2)	—	(1.2)

Cash flow provided by (used in) financing activities	17.6	(91.1)	75.5	(55.5)	(53.5)

(Decrease) Increase in cash and cash equivalents	—	(37.7)	18.9	—	(18.8)
Cash and cash equivalents, beginning of year	—	69.6	22.7	—	92.3

Cash and cash equivalents, end of year	$—	$31.9	$41.6	$—	$73.5

Condensed Consolidated Statement of Cash Flows
For the year ended February 2, 2002

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Operating activities:
Net earnings	$45.4	$62.2	$1.3	$(63.5)	$45.4
Adjustments for non-cash items included in net earnings:
Non-cash component of non-recurring charges	—	28.6	—	—	28.6
Loss on impairment and disposal of assets	—	10.1	0.1	—	10.2
Depreciation and amortization	—	94.6	8.3	—	102.9
Amortization of unearned restricted stock	—	4.0	—	—	4.0
Deferred income taxes	—	(25.5)	1.4	—	(24.1)
Minority interest, net of tax	—	—	(1.2)	—	(1.2)
Income tax benefit of stock option exercises	—	3.2	—	—	3.2
Changes in working capital:
Inventories	—	20.0	(3.9)	—	16.1
Other current assets	3.1	(31.9)	(8.4)	26.8	(10.4)
Accounts payable	0.6	(30.6)	21.5	(7.0)	(15.5)
Accrued expenses	23.7	9.0	5.9	(19.6)	19.0
Other assets and liabilities, net	(85.9)	27.0	(4.6)	63.3	(0.2)

Cash flow (used in) provided by operating activities	(13.1)	170.7	20.4	—	178.0

Investing activities:
Capital expenditures	—	(79.8)	(23.0)	—	(102.8)
Dispositions of property and equipment	—	1.6	—	—	1.6
Investment in subsidiaries	—	(10.3)	—	10.3	—
Loans to parent/subsidiaries	—	(1.0)	—	1.0	—

Cash flow used in investing activities	—	(89.5)	(23.0)	11.3	(101.2)

Financing activities:
Issuance of notes payable	—	—	9.5	—	9.5
Restricted cash	—	—	(9.5)	—	(9.5)
Issuance of long-term debt	—	3.3	—	—	3.3
Repayments of long-term debt	—	(16.4)	(1.5)	—	(17.9)
Loan from parent/subsidiary	—	—	1.0	(1.0)	—
Issuances of common stock	17.2	—	—	—	17.2
Purchases of common stock	(4.1)	—	—	—	(4.1)
Contributions by parent	—	—	10.3	(10.3)	—
Contributions by minority owners	—	—	6.8	—	6.8
Other financing activities	—	—	(0.2)	—	(0.2)

Cash flow provided by (used in) financing activities	13.1	(13.1)	16.4	(11.3)	5.1

Increase in cash and cash equivalents	—	68.1	13.8	—	81.9
Cash and cash equivalents, beginning of year	—	1.5	8.9	—	10.4

Cash and cash equivalents, end of year	$—	$69.6	$22.7	$—	$92.3

Report of Management

Management is responsible for the preparation, integrity and objectivity of the financial information included in this annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States applied on a consistent basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts. Although the financial statements reflect all available information and management’s judgment and estimates of current conditions and circumstances, and are prepared with the assistance of specialists within and outside the Company, actual results could differ from those estimates.

Management has established and maintains an internal control structure to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition that the accounting records provide a reliable basis for the preparation of financial statements, and that such financial statements are not misstated due to material fraud or error. Internal controls include the careful selection of associates, the proper segregation of duties and the communication and application of formal policies and procedures that are consistent with high standards of accounting and administrative practices. An important element of this system is a comprehensive internal audit and loss prevention program.

Management continually reviews, modifies and improves its systems of accounting and controls in response to changes in business conditions and operations and in response to recommendations in the reports prepared by the independent public accountants and internal auditors.

Management believes that it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards and in conformity with the law. This standard is described in the company’s policies on business conduct, which are publicized throughout the Company.

Audit and Finance Committee of the Board of Directors

The Board of Directors, through the activities of its Audit and Finance Committee, participates in the reporting of financial information by the Company. The Committee meets regularly with management, the internal auditors and the independent public accountants. The Committee reviewed the scope, timing and fees for the annual audit and the results of the audit examinations completed by the internal auditors and independent public accountants, including the recommendations to improve certain internal controls and the follow-up reports prepared by management. The independent public accountants and internal auditors have free access to the Committee and the Board of Directors and attend each regularly scheduled Audit and Finance Committee meeting.

The Audit and Finance Committee consists of three outside directors all of whom have accounting or financial management expertise. The members of the Audit and Finance Committee are Howard R. Fricke, Michael E. Murphy and John F. McGovern. Mr. Robert C. Wheeler served as a member of the Audit and Finance Committee from May 2002 to June 2003. The Audit and Finance Committee reports the results of its activities to the full Board of Directors.

Independent Auditor Reports

To the Board of Directors, Payless ShoeSource, Inc., Topeka, Kansas:

We have audited the accompanying consolidated balance sheets of Payless ShoeSource, Inc. and subsidiaries (the “Company”) as of January 31, 2004 and February 1, 2003, and the related consolidated statements of earnings (loss), shareowners’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company as of and for the year ended February 2, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 21, 2002 which included an explanatory paragraph for the change in method of accounting for derivative financial instruments.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of the Company as of and for the year ended February 2, 2002 were audited by other auditors who have ceased operations. As described in the Notes to the consolidated financial statements, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of February 3, 2002. Our audit procedures with respect to the disclosures in the Notes to the consolidated financial statements with respect to the year ended February 2, 2002 (“2001”) included (1) comparing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying analysis obtained from management, (2) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings per share amounts, and (3) agreeing the favorable lease rights gross carrying amount and accumulated amortization to the underlying records obtained from management. In our opinion, the disclosures for 2001 in the Notes to the consolidated financial statements are appropriate.

As described in the Notes to the consolidated financial statements, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to the restated disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (1) comparing the adjusted disclosed segment financial information to the Company’s underlying analysis obtained from management, and (2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

As described in the Notes to the consolidated financial statements, the 2001 financial statements have been revised to give effect to the three-for-one stock split, effected in the form of a stock dividend, declared during February 2003. We audited the adjustments that were applied to revise the 2001 financial statements for such stock split. Our audit procedures included (1) comparing the amounts shown in the earnings per share disclosure for 2001 to the Company’s underlying accounting analysis obtained from management, (2) comparing the previously reported shares outstanding and income statement amounts per the Company’s accounting analysis to the previously issued financial statements, and (3) recalculating the additional shares to give effect to the stock split and testing the mathematical accuracy of the underlying analysis. In our opinion, such adjustments have been properly applied.

As described in the Notes to the consolidated financial statements, certain amounts in the 2001 consolidated statement of cash flows have been reclassified to conform to the 2002 presentation. We audited the reclassifications described in the Notes to the consolidated financial statements that were applied to restate the 2001 statement of cash flows. Our procedures included agreeing the reclassifications to the Company’s underlying accounting analysis obtained from management. In our opinion, such reclassifications are appropriate and have been properly applied.

As described in the Notes to the consolidated financial statements, the Company has included the disclosures required by Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits.” Our audit procedures with respect to the 2001 disclosures in the Notes to the consolidated financial statements included agreeing the amounts to the valuation reports received from the Company’s independent third-party actuarial firm. In our opinion, the disclosures for 2001 in the Notes to the consolidated financial statements are appropriate.

As described in the Notes to the consolidated financial statements, the Company has included the multiple subsidiary guarantor disclosures required by Regulation S-X Rule 3-10 as a result of its issuance of $200 million of 8.25% Senior Subordinated Notes on July 28, 2003. Our auditing procedures with respect to the disclosures for 2001 included: (1) agreeing the amount in the parent company, guarantor, and non-guarantor subsidiaries columns to underlying consolidated records obtained from management; and (2) comparing the sum of the columns to the previously audited financial statements; and (3) testing the mathematical accuracy of the schedule. In our opinion the disclosures are appropriate and the Regulation S-X Rule 3-10 provisions have been properly applied.

Other than described above, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

Deloitte & Touche LLP
Kansas City, Missouri
April 1, 2004

To the Board of Directors and Shareowners of Payless ShoeSource, Inc.:

We have audited the accompanying consolidated balance sheets of Payless ShoeSource, Inc. (a Delaware corporation) and subsidiaries as of February 2, 2002 and February 3, 2001 and the related consolidated statements of earnings, shareowners’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Payless ShoeSource, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002, in conformity with accounting principles generally accepted in the United States.

As explained in the Derivative Instruments Note to the financial statements, effective February 4, 2001, the Company changed its method of accounting for derivative financial instruments.

Arthur Andersen LLP(1)
St. Louis, Missouri
February 21, 2002

(1)	This report is a copy of the previously issued report covering 2001, 2000 and 1999. The predecessor auditors have not reissued their report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 24, 2002, the Company appointed Deloitte & Touche LLP as the Company’s independent public accountants. For additional information, refer to the Company’s current report on Form 8-K, filed on May 28, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K for fiscal 2003, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

In addition, there was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Board of Directors has established a standing Audit and Finance Committee which currently consists of Mr. Michael E. Murphy — Chairman, Mr. Howard R. Fricke, and Mr. John F. McGovern. The Board has determined that each of the members of the Audit and Finance Committee is an audit committee financial expert (as that term is defined under Item 401(h) of Regulation S-K). In addition, because Mr. Murphy serves on the audit committees of more than three public companies, pursuant to the listing standards of the NYSE, and after reviewing meeting attendance records and other matters it deemed relevant, the Board has determined that such simultaneous service on such audit committees would not impair Mr. Murphy’s ability to serve effectively on the Company’s Finance and Audit Committee.

Our policy on business conduct which includes our code of ethics which is applicable to all associates including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions is available on our website at www.paylessinfo.com. The charters for the Board of Directors, the Audit and Finance Committee, and the Compensation Nominating and Governance Committee are also available on our investor relations website.

a) Directors The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2004, under the captions “Election of Directors Directors and Nominees for Director” and “Additional Information Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

b) Executive Officers Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption “Executive Officers of the Company.” The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2004, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2004, under the captions “Election of Directors The Board and Committees of the Board Compensation of Directors,” “Report of Compensation, Nominating and Governance Committee Summary of Incentive Plans,” and “ Annual Lump Sum Merit Awards,” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2004, under the caption “Beneficial Stock Ownership of Directors, Nominees, Executive Officers and Persons Owning More Than Five Percent of Common Stock” is incorporated herein by reference.

The following table summarizes information with respect to the Company’s equity compensation plans at January 31, 2004:

(in thousands, except per
share amounts)
	(a)	(b)	(c)

Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	8,026	$16.81	8,892 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	8,026	$16.81	8,892

(1)	Includes up to 152 shares of restricted stock that may be issued under the Company’s 1996 Stock Incentive Plan, as amended, up to 5,597 thousand shares that may be purchased under the Payless Stock Ownership Plan, and up to 790 thousand shares that can be issued under the Company’s Restricted Stock Plan for Non-Management Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Principal Accounting Fees and Services” of the 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)	Reports on Form 8-K:

On January 22, 2004, the Company filed a Current Report on Form 8 under Item 5 announcing that its wholly owned subsidiary, Payless ShoeSource Finance, Inc. has replaced its $150 million Senior Secured Revolving Credit Facility with a new $200 million Senior Secured Revolving Credit Facility and attaching a copy of its press release dated January 22, 2004.

(c)	Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Payless ShoeSource, Inc., a Delaware corporation (the “Company”).(1)

3.2	Amended and Restated Bylaws of the Company.(2)

4.1	Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and UMB Bank, N.A.(1)

4.2	Indenture, dated as of July 28, 2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Wells-Fargo Bank Minnesota, National Association as Trustee, related to the 8.25% Senior Subordinated Notes Due 2013. (3)

4.3	Exchange and Registration Rights Agreement, Dated July 28, 2003, among Payless ShoeSource, Inc. and each of Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers. (3)

10.1	Amended and Restated Tax Sharing Agreement, dated as of April 2, 1996, by and between the May Department Stores Company and Payless ShoeSource, Inc. (4)

10.2	Sublease, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (5)

10.3	Payless ShoeSource, Inc., Stock 1996 Stock Incentive Plan, as amended September 18, 2003. (6)

10.4	Spin-Off Stock Plan of Payless ShoeSource, Inc. (5)

10.5	Restricted Stock Plan for Non-Management Directors, as amended April 20, 1998. (1)

10.6	Form of Employment Agreement between Payless ShoeSource, Inc., and certain of its executives. (7)

10.7	Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended September 18, 2003. (6)

10.8	Payless ShoeSource, Inc., 401(k) Profit Sharing Plan, as amended and restated effective January 1, 2003. *

10.9	Executive Incentive Compensation Plan of Payless ShoeSource, Inc., as amended November 16, 2000. (8)

10.10	Form of Change of Control Agreement between Payless ShoeSource, Inc., and certain of its executives. *

10.11	Form of Directors’ Indemnification Agreement. (7)

10.12	Form of Officers’ Indemnification Agreement. *

10.13	Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended September 18, 2003. (6)

10.14	The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended September 18, 2003. (6)

10.15	Payless ShoeSource, Inc. Stock Ownership Plan, as amended effective June 1, 1998. (1)

10.16	Assumption Agreement, dated as of May 22, 1998, by and between Payless ShoeSource, Inc. (Missouri) and Payless ShoeSource Holdings, Inc. (1)

10.17	Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan, effective October 1, 2000, as amended September 18, 2003. (6)

10.18	Payless ShoeSource, Inc. Incentive Compensation Plan. (9)

Number	Description
10.19	Amended and Restated Employment Agreement, dated as of October 1, 2003, by and between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.20	Amended and Restated Change of Control Agreement, dated as of October 1, 2003, by and between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.21	Indemnification Agreement dated as of October 1, 2003, between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.22	Loan, Guaranty and Security Agreement by and among Payless ShoeSource Finance, Inc., as Borrower, the Guarantors signatory thereto, the Lenders signatory thereto and Wells Fargo Retail Finance, as Arranger and Administrative Agent, dated as of January 15, 2004. (10)

11.1	Computation of Net Earnings Per Share.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer.*

*	Filed herewith

1.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 1998.

2.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999, filed with the SEC on April 12, 1999.

3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-4770) for the quarter ended August 2, 2003, filed with the SEC on September 12, 2003.

4.	Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.

5.	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996, as amended through April 15, 1996.

6.	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File Number 333-109388) filed with the SEC on October 2, 2003, as amended.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-4770) for the year ended February 1, 2003, filed with the SEC on April 18, 2003.

8.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 3, 2001, filed with the SEC on April 19, 2001.

9.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 2, 2002, filed with the SEC on April 16, 2002.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K (Filled Number 1-4770) filed with the SEC on January 22, 2004.

The Company will furnish to shareowners upon request, and without charge, a copy of the 2003 Annual Report and the 2004 Proxy Statement, portions of which are incorporated by reference in the Form 10-K. The Company will furnish any other Exhibit at cost.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLESS SHOESOURCE, INC.
Date: April 8, 2004	By:	/s/ Ullrich E. Porzig
Ullrich E. Porzig
Senior Vice President - Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven J. Douglass	Date: April 8, 2004	/s/ Ullrich E. Porzig	Date: April 8, 2004

Chairman, Chief Executive		Senior Vice President - Chief
Officer and Director		Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

/s/ Duane L. Cantrell	Date: April 8, 2004	/s/ Daniel Boggan Jr	Date: April 8, 2004

President and Director		Director

/s/ Howard R. Fricke	Date: April 8, 2004	/s/ Mylle H. Mangum	Date: April 8, 2004

Director		Director

/s/ Michael E. Murphy	Date: April 8, 2004	/s/ John F. McGovern	Date: April 8, 2004

Director		Director

/s/ Robert C. Wheeler	Date: April 8, 2004	/s/ Michael A. George	Date: April 8, 2004

Director		Director

Exhibit Index

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Payless ShoeSource, Inc., a Delaware corporation (the “Company”).(1)

3.2	Amended and Restated Bylaws of the Company.(2)

4.1	Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and UMB Bank, N.A.(1)

4.2	Indenture, dated as of July 28, 2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Wells-Fargo Bank Minnesota, National Association as Trustee, related to the 8.25% Senior Subordinated Notes Due 2013. (3)

4.3	Exchange and Registration Rights Agreement, Dated July 28, 2003, among Payless ShoeSource, Inc. and each of Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers. (3)

10.1	Amended and Restated Tax Sharing Agreement, dated as of April 2, 1996, by and between the May Department Stores Company and Payless ShoeSource, Inc. (4)

10.2	Sublease, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (5)

10.3	Payless ShoeSource, Inc., Stock 1996 Stock Incentive Plan, as amended September 18, 2003. (6)

10.4	Spin-Off Stock Plan of Payless ShoeSource, Inc. (5)

10.5	Restricted Stock Plan for Non-Management Directors, as amended April 20, 1998. (1)

10.6	Form of Employment Agreement between Payless ShoeSource, Inc., and certain of its executives. (7)

10.7	Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended September 18, 2003. (6)

10.8	Payless ShoeSource, Inc., 401(k) Profit Sharing Plan, as amended and restated effective January 1, 2003. *

10.9	Executive Incentive Compensation Plan of Payless ShoeSource, Inc., as amended November 16, 2000. (8)

10.10	Form of Change of Control Agreement between Payless ShoeSource, Inc., and certain of its executives. *

10.11	Form of Directors’ Indemnification Agreement. (7)

10.12	Form of Officers’ Indemnification Agreement. *

10.13	Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended September 18, 2003. (6)

10.14	The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended September 18, 2003. (6)

10.15	Payless ShoeSource, Inc. Stock Ownership Plan, as amended effective June 1, 1998. (1)

10.16	Assumption Agreement, dated as of May 22, 1998, by and between Payless ShoeSource, Inc. (Missouri) and Payless ShoeSource Holdings, Inc. (1)

10.17	Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan, effective October 1, 2000, as amended September 18, 2003. (6)

10.18	Payless ShoeSource, Inc. Incentive Compensation Plan. (9)

Number	Description
10.19	Amended and Restated Employment Agreement, dated as of October 1, 2003, by and between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.20	Amended and Restated Change of Control Agreement, dated as of October 1, 2003, by and between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.21	Indemnification Agreement dated as of October 1, 2003, between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.22	Loan, Guaranty and Security Agreement by and among Payless ShoeSource Finance, Inc., as Borrower, the Guarantors signatory thereto, the Lenders signatory thereto and Wells Fargo Retail Finance, as Arranger and Administrative Agent, dated as of January 15, 2004. (10)

11.1	Computation of Net Earnings Per Share.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer.*

*	Filed herewith

1.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 1998.

2.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999, filed with the SEC on April 12, 1999.

3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-4770) for the quarter ended August 2, 2003, filed with the SEC on September 12, 2003.

4.	Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.

5.	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996, as amended through April 15, 1996.

6.	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File Number 333-109388) filed with the SEC on October 2, 2003, as amended.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-4770) for the year ended February 1, 2003, filed with the SEC on April 18, 2003.

8.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 3, 2001, filed with the SEC on April 19, 2001.

9.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 2, 2002, filed with the SEC on April 16, 2002.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K (Filled Number 1-4770) filed with the SEC on January 22, 2004.