Form 10-Q
period 2004-05-01
PAYLESS SHOESOURCE INC /DE/
filed 2004-06-07
CIK 1060232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended May 1, 2004

Commission File Number 1-14770

PAYLESS SHOESOURCE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	43-1813160 (I.R.S. Employer Identification Number)
3231 SOUTHEAST SIXTH AVENUE, TOPEKA, KANSAS (Address of principal executive offices)	66607-2207 (Zip Code)

(785) 233-5171
(Registrant’s telephone number,
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

YES [X] NO [  ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value
68,050,533 shares as of June 2, 2004

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(dollars in millions)

	May 1,	May 3,	January 31,
	2004	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$126.4	$47.0	$148.9
Restricted cash	33.5	33.0	33.5
Inventories	444.4	489.2	392.4
Current deferred income taxes	16.9	20.0	17.3
Other current assets	62.0	63.0	61.0

Total current assets	683.2	652.2	653.1
Property and Equipment:
Land	8.0	8.5	8.0
Buildings and leasehold improvements	667.7	627.9	666.5
Furniture, fixtures and equipment	527.3	505.8	517.6
Property under capital leases	4.6	4.6	4.6

Total property and equipment	1,207.6	1,146.8	1,196.7
Accumulated depreciation and amortization	(778.8)	(720.5)	(764.7)

Property and equipment, net	428.8	426.3	432.0
Favorable leases, net	27.3	33.1	29.2
Deferred income taxes	27.0	25.5	27.7
Goodwill, net	5.9	5.9	5.9
Other assets	24.7	23.5	24.9

Total Assets	$1,196.9	$1,166.5	$1,172.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.9	$89.0	$0.9
Notes payable	33.5	33.0	33.5
Accounts payable	130.3	111.7	133.0
Accrued expenses	135.5	127.8	117.8

Total current liabilities	300.2	361.5	285.2
Long-term debt	202.6	118.7	202.8
Other liabilities	63.0	52.8	61.3
Minority interest	13.3	17.9	16.0
Total shareowners’ equity	617.8	615.6	607.5

Total Liabilities and Shareowners’ Equity	$1,196.9	$1,166.5	$1,172.8

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(dollars and shares in millions, except per share)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Net sales	$722.0	$697.7
Cost of sales	500.8	493.3
Selling, general and administrative expenses	199.3	180.1

Operating profit	21.9	24.3
Interest expense	5.4	5.0
Interest income	(1.0)	(0.9)

Earnings before income taxes and minority interest	17.5	20.2
Provision for income taxes	6.4	7.4

Earnings before minority interest	11.1	12.8
Minority interest	2.7	1.3

Net Earnings	$13.8	$14.1

Diluted Earnings per Share	$0.20	$0.21

Basic Earnings per Share	$0.20	$0.21

Diluted Weighted Average Shares Outstanding	68.0	68.1

Basic Weighted Average Shares Outstanding	67.9	68.0

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in millions)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Operating Activities:
Net earnings	$13.8	$14.1
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	2.7	0.3
Depreciation and amortization	25.6	25.7
Amortization of unearned restricted stock	0.2	0.2
Deferred income taxes	1.0	(0.1)
Minority interest, net of tax	(2.7)	(1.3)
Changes in working capital:
Inventories	(52.0)	(36.7)
Other current assets	(0.9)	(0.3)
Accounts payable	(2.7)	5.4
Accrued expenses	17.7	4.1
Other assets and liabilities, net	1.2	1.7

Cash flow provided by operating activities	3.9	13.1

Investing Activities:
Capital expenditures	(25.6)	(24.4)

Cash flow used in investing activities	(25.6)	(24.4)

Financing Activities:
Issuance of notes payable	—	4.5
Restricted cash	—	(4.5)
Payment of deferred financing costs	(0.1)	—
Repayment of long-term debt	(0.3)	(16.2)
Net purchases of common stock	(0.4)	(0.4)
Contributions by minority owners	—	1.8
Other financing activities	—	(0.4)

Cash flow used in financing activities	(0.8)	(15.2)

Decrease in cash and cash equivalents	(22.5)	(26.5)
Cash and cash equivalents, beginning of year	148.9	73.5

Cash and cash equivalents, end of period	$126.4	$47.0

Cash paid (received) during the period:
Interest	$9.7	$4.5
Income Taxes	$(0.3)	$5.9

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 30-52) in the Company’s 2003 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. During 2003, the Company changed the reporting period for its operations in the Central American and South American Regions to use a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Chile, Ecuador and Peru. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. The results for the three-month period ended May 1, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 29, 2005.

NOTE 2. STOCK-BASED COMPENSATION. The Company follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant.

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

(dollars in millions, except per share amounts)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Net earnings:
As reported	$13.8	$14.1
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	0.5	0.2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	1.2	1.5

Pro forma	$13.1	$12.8

Diluted earnings per share:
As reported	$0.20	$0.21
Pro forma	$0.19	$0.19
Basic earnings per share:
As reported	$0.20	$0.21
Pro forma	$0.19	$0.19

NOTE 3. INVENTORIES. Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $13.5 million, $13.7 million and $19.5 million are included in inventories in the condensed consolidated balance sheet at May 1, 2004, May 3, 2003, and January 31, 2004, respectively.

NOTE 4. INTANGIBLES. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company assesses the fair value of its relevant reporting units annually. No impairment loss was recorded during the first quarter of 2004.

Favorable lease rights subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	May 1, 2004	May 3, 2003	January 31, 2004
Gross carrying amount	$85.7	$88.9	$87.9
Less: accumulated amortization	58.4	55.8	58.7

Carrying amount, end of period	$27.3	$33.1	$29.2

Amortization expense on intangible assets was as follows:

(dollars in millions)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Amortization expense on intangible assets	$1.1	$1.3

The Company expects annual amortization expense for all intangible assets for the next five years to be as follows (in millions):

Year	Amount
Remainder of 2004	$3.2
2005	3.9
2006	3.6
2007	3.1
2008	2.7

NOTE 5. LONG-TERM DEBT AND LINE OF CREDIT. In January 2004, the Company replaced its $150 million senior secured revolving credit facility with a new senior secured revolving credit facility. Funds borrowed under the new facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the new revolving credit facility, subject to a sufficient borrowing base. The new revolving credit facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the credit agreement. The margin on the revolving credit facility varies based upon certain borrowing levels specified in the credit agreement. The variable interest rate including the applicable variable margin at May 1, 2004, was 2.4 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The new revolving credit facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the revolving credit facility as of May 1, 2004. Based on its borrowing base, the Company may borrow up to $200.0 million under its new revolving credit facility, less $16.1 million in outstanding letters of credit as of May 1, 2004.

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of May 1, 2004, the Company is in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of the Company’s previous credit facility. As of May 1, 2004, the fair value of the Notes is $196.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage
2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

NOTE 6. PENSION PLAN. The Company has a nonqualified, supplementary defined benefit plan for certain management employees. The plan is an unfunded, noncontributory plan and provides for benefits based upon years of service and cash compensation during employment.

Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to management employees and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually for reasonableness.

The components of net periodic benefit costs and actuarial assumptions for the plan were:

(dollars in millions)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Components of pension expense:
Service cost	$0.2	$0.2
Interest cost	0.3	0.3
Amortization of prior service cost	0.1	—
Amortization of actuarial loss	0.1	0.1

Total	$0.7	$0.6

NOTE 7. INCOME TAXES. The Company’s effective income tax rate was 36.5 percent in the first quarter of 2004 and 2003.

NOTE 8. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

(dollars in millions)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Net Income	$13.8	$14.1
Other Comprehensive (Loss) Gain:
Change in fair value of derivatives	—	0.1
Derivative losses translated into interest expense	—	1.0
Foreign currency translation adjustments	(3.3)	2.3

Total other comprehensive (loss) gain	(3.3)	3.4

Total Comprehensive Income	$10.5	$17.5

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

NOTE 9. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of exercise of stock options.

NOTE 10. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico and the U.S. Virgin Islands. The Company’s operations in its Central American and South American Regions are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $3.7 million during the first quarter of 2004 and $4.3 million during the same period in 2003. During 2003, the Company changed the reporting period for its operations in the South American and Central American Regions to use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

(dollars in millions)

	Payless Domestic	Payless International	Payless Consolidated
Quarter ended May 1, 2004
Revenues from external customers	$649.3	$72.7	$722.0
Operating profit	20.4	1.5	21.9
Total assets	975.7	221.2	1,196.9
Quarter ended May 3, 2003
Revenues from external customers	$629.7	$68.0	$697.7
Operating profit (loss)	28.1	(3.8)	24.3
Total assets	971.7	194.8	1,166.5

NOTE 11. RECLASSIFICATIONS. Certain reclassifications have been made to prior years’ balances to conform to the current year presentation.

NOTE 12. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange.

NOTE 13. CONTINGENCIES. On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. An estimate of the possible loss, if any, or the range of loss cannot be made.

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

NOTE 14. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. During May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except that certain provisions have been deferred pursuant to FASB Staff Position No. FAS 150-3. The application of SFAS 150-3 is not expected to have a material impact on the Company’s consolidated financial statements, and the adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51.” This interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004, for those companies that have yet to adopt the provisions of FIN 46. The application of FASB Interpretation No. 46R did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2003, the FASB issued SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which retains all of the disclosures that are required by SFAS 132 and includes several additional disclosures. It also amends APB Opinion 28, “Interim Financial Reporting,” to require certain disclosures about pension and other postretirement benefit plans in interim financial statements. The provisions of SFAS 132 (revised 2003) are effective for fiscal years ending after June 15, 2004. The interim disclosure provisions are effective for interim periods beginning December 15, 2003. The Company has adopted the provisions of SFAS 132 (revised 2003) in the first quarter of fiscal year 2004.

NOTE 15. SUBSIDIARY GUARANTORS OF SENIOR NOTES – CONDENSED CONSOLIDATING FINANCIAL INFORMATION. The Company has issued Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.

The following supplemental financial information sets forth, on a consolidating basis, the statements of earnings and cash flows for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Payless ShoeSource, Inc. and subsidiaries for the thirteen-week periods ended May 1, 2004, and May 3, 2003, and the related condensed consolidating balanced sheets as of May 1, 2004, May 3, 2003, and January 31, 2004. The inter-company investment for each subsidiary is recorded by its parent in Other Assets.

The Non-guarantor Subsidiaries are made up of the Company’s retail operations in the Central American and South American Regions, Canada, Saipan, and Puerto Rico, and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. During 2003, the Company changed the reporting period for its operations in the Central American and South American Regions to use a December 31 year-end. Stores in our Central American and South American Regions are included in our results on a one-month lag relative to results from other regions. The effect of this one-month lag on our financial position and results of operations is not significant.

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of May 1, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$92.3	$34.1	$—	$126.4
Restricted cash	—	—	33.5	—	33.5
Inventories	—	367.1	83.2	(5.9)	444.4
Current deferred income taxes	—	16.8	0.1	—	16.9
Other current assets	9.0	50.9	40.1	(38.0)	62.0

Total current assets	9.0	527.1	191.0	(43.9)	683.2
Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	596.6	71.1	—	667.7
Furniture, fixtures and equipment	—	466.8	60.5	—	527.3
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,076.0	131.6	—	1,207.6
Accumulated depreciation and amortization	—	(722.9)	(55.9)	—	(778.8)

Property and equipment, net	—	353.1	75.7	—	428.8
Favorable leases, net	—	27.3	—	—	27.3
Deferred income taxes	—	20.7	6.3	—	27.0
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,091.5	439.6	3.6	(1,510.0)	24.7

Total Assets	$1,100.5	$1,373.7	$276.6	$(1,553.9)	$1,196.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	96.0	62.4	(28.1)	130.3
Accrued expenses	2.9	129.8	18.6	(15.8)	135.5

Total current liabilities	2.9	226.7	114.5	(43.9)	300.2
Long-term debt	479.8	1.8	4.0	(283.0)	202.6
Other liabilities	—	110.0	9.3	(56.3)	63.0
Minority interest	—	—	13.3	—	13.3
Total shareowners’ equity	617.8	1,035.2	135.5	(1,170.7)	617.8

Total Liabilities and Shareowners’ Equity	$1,100.5	$1,373.7	$276.6	$(1,553.9)	$1,196.9

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of May 3, 2003

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$14.7	$32.3	$—	$47.0
Restricted cash	—	—	33.0	—	33.0
Inventories	—	419.4	79.1	(9.3)	489.2
Current deferred income taxes	—	20.0	—	—	20.0
Other current assets	1.1	168.0	16.0	(122.1)	63.0

Total current assets	1.1	622.1	160.4	(131.4)	652.2
Property and Equipment:
Land	—	8.5	—	—	8.5
Buildings and leasehold improvements	—	565.2	62.7	—	627.9
Furniture, fixtures and equipment	—	450.6	55.2	—	505.8
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,028.9	117.9	—	1,146.8
Accumulated depreciation and amortization	—	(676.3)	(44.2)	—	(720.5)

Property and equipment, net	—	352.6	73.7	—	426.3
Favorable leases, net	—	33.1	—	—	33.1
Deferred income taxes	—	15.4	10.1	—	25.5
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,087.8	513.0	18.1	(1,595.4)	23.5

Total Assets	$1,088.9	$1,542.1	$262.3	$(1,726.8)	$1,166.5

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$89.0	$5.0	$(5.0)	$89.0
Notes payable	—	—	33.0	—	33.0
Accounts payable	—	78.8	71.5	(38.6)	111.7
Accrued expenses	73.3	126.2	16.1	(87.8)	127.8

Total current liabilities	73.3	294.0	125.6	(131.4)	361.5
Long-term debt	400.0	114.7	4.0	(400.0)	118.7
Other liabilities	—	76.8	6.3	(30.3)	52.8
Minority interest	—	—	17.9	—	17.9
Total shareowners’ equity	615.6	1,056.6	108.5	(1,165.1)	615.6

Total Liabilities and Shareowners’ Equity	$1,088.9	$1,542.1	$262.3	$(1,726.8)	$1,166.5

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 31, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$77.5	$71.4	$—	$148.9
Restricted cash	—	—	33.5	—	33.5
Inventories	—	322.9	73.7	(4.2)	392.4
Current deferred income taxes	—	17.2	0.1	—	17.3
Other current assets	6.6	65.9	43.8	(55.3)	61.0

Total current assets	6.6	483.5	222.5	(59.5)	653.1
Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	593.9	72.6	—	666.5
Furniture, fixtures and equipment	—	457.4	60.2	—	517.6
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,063.9	132.8	—	1,196.7
Accumulated depreciation and amortization	—	(711.2)	(53.5)	—	(764.7)

Property and equipment, net	—	352.7	79.3	—	432.0
Favorable leases, net	—	29.2	—	—	29.2
Deferred income taxes	—	21.2	6.5	—	27.7
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,088.2	440.7	3.5	(1,507.5)	24.9

Total Assets	$1,094.8	$1,333.2	$311.8	$(1,567.0)	$1,172.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	86.9	98.1	(52.0)	133.0
Accrued expenses	7.5	101.9	15.9	(7.5)	117.8

Total current liabilities	7.5	189.7	147.5	(59.5)	285.2
Long-term debt	479.8	2.0	4.0	(283.0)	202.8
Other liabilities	—	113.0	8.8	(60.5)	61.3
Minority interest	—	—	16.0	—	16.0
Total shareowners’ equity	607.5	1,028.5	135.5	(1,164.0)	607.5

Total Liabilities and Shareowners’ Equity	$1,094.8	$1,333.2	$311.8	$(1,567.0)	$1,172.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended May 1, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$681.1	$164.0	$(123.1)	$722.0
Cost of sales	—	482.4	139.3	(120.9)	500.8
Selling, general and administrative expense	0.5	177.1	23.9	(2.2)	199.3

Operating (loss) profit	(0.5)	21.6	0.8	—	21.9
Interest expense	6.2	0.3	1.1	(2.2)	5.4
Interest income	—	(2.3)	(0.9)	2.2	(1.0)
Equity in earnings of subsidiaries	(18.1)	(3.3)	—	21.4	—

Earnings before income taxes and minority interest	11.4	26.9	0.6	(21.4)	17.5
(Benefit) Provision for income taxes	(2.4)	8.8	—	—	6.4

Earnings before minority interest	13.8	18.1	0.6	(21.4)	11.1
Minority interest	—	—	2.7	—	2.7

Net earnings	$13.8	$18.1	$3.3	$(21.4)	$13.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended May 3, 2003

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$661.4	$183.3	$(147.0)	$697.7
Cost of sales	—	479.7	158.4	(144.8)	493.3
Selling, general and administrative expense	—	159.6	22.7	(2.2)	180.1

Operating profit	—	22.1	2.2	—	24.3
Interest expense	3.1	4.0	1.2	(3.2)	5.1
Interest income	—	(3.4)	(0.8)	3.2	(1.0)
Equity in earnings of subsidiaries	(16.1)	(4.4)	—	20.5	—

Earnings before income taxes and minority interest	13.0	25.9	1.8	(20.5)	20.2
(Benefit) Provision for income taxes	(1.1)	9.8	(1.3)	—	7.4

Earnings before minority interest	14.1	16.1	3.1	(20.5)	12.8
Minority interest	—	—	1.3	—	1.3

Net earnings	$14.1	$16.1	$4.4	$(20.5)	$14.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirteen Weeks Ended May 1, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net Earnings	$13.8	$18.1	$3.3	$(21.4)	$13.8
Adjustments for non-cash items included in earnings:
Loss on impairment of and disposal of assets	—	2.5	0.2	—	2.7
Depreciation and amortization	—	22.5	3.1	—	25.6
Amortization of unearned restricted stock	0.2	—	—	—	0.2
Deferred income taxes	—	0.8	0.2	—	1.0
Minority interest, net of tax	—	—	(2.7)	—	(2.7)
Changes in working capital:
Inventories	—	(44.2)	(9.5)	1.7	(52.0)
Other current assets	(2.4)	15.1	3.7	(17.3)	(0.9)
Accounts payable	—	9.1	(35.7)	23.9	(2.7)
Accrued expenses	(4.6)	27.9	2.7	(8.3)	17.7
Other assets and liabilities, net	(6.5)	(13.5)	(0.2)	21.4	1.2

Cash flow provided by (used in) operating activities	0.5	38.3	(34.9)	—	3.9

Investing Activities:
Capital expenditures	—	(23.2)	(2.4)	—	(25.6)

Cash flow used in investing activities	—	(23.2)	(2.4)	—	(25.6)

Financing Activities:
Payment of deferred financing costs	(0.1)	—	—	—	(0.1)
Repayment of long-term debt	—	(0.3)	—	—	(0.3)
Net purchases of common stock	(0.4)	—	—	—	(0.4)

Cash flow used in financing activities	(0.5)	(0.3)	—	—	(0.8)

Increase (decrease) in cash	—	14.8	(37.3)	—	(22.5)
Cash and cash equivalents, beginning of period	—	77.5	71.4	—	148.9

Cash and cash equivalents, end of period	$—	$92.3	$34.1	$—	$126.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirteen Weeks Ended May 3, 2003

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net Earnings	$14.1	$16.1	$4.4	$(20.5)	$14.1
Adjustments for non-cash items included in earnings:
Loss on impairment of and disposal of assets	—	0.3	—	—	0.3
Depreciation and amortization	—	22.3	3.4	—	25.7
Amortization of unearned restricted stock	0.2	—	—	—	0.2
Deferred income taxes	—	1.2	(1.3)	—	(0.1)
Minority interest, net of tax	—	—	(1.3)	—	(1.3)
Changes in working capital:
Inventories	—	(50.2)	9.9	3.6	(36.7)
Other current assets	4.5	1.9	5.0	(11.7)	(0.3)
Accounts payable	—	9.9	0.2	(4.7)	5.4
Accrued expenses	3.3	18.0	(5.0)	(12.2)	4.1
Other assets and liabilities, net	(21.7)	(25.5)	3.4	45.5	1.7

Cash flow provided by (used in) operating activities	0.4	(6.0)	18.7	—	13.1

Investing Activities:
Capital expenditures	—	(17.3)	(7.1)	—	(24.4)
Investment in subsidiaries	—	(2.7)	—	2.7	—
Repayment of loan from parent/subsidiary	—	25.0	—	(25.0)	—

Cash flow provided by (used in) investing activities	—	5.0	(7.1)	(22.3)	(24.4)

Financing Activities:
Issuance of notes payable	—	—	4.5	—	4.5
Restricted cash	—	—	(4.5)	—	(4.5)
Repayment of long-term debt	—	(16.2)	—	—	(16.2)
Loan from parent/subsidiary	—	—	(25.0)	25.0	—
Net purchases of common stock	(0.4)	—	—	—	(0.4)
Contributions by parents	—	—	2.7	(2.7)	—
Contributions by minority owners	—	—	1.8	—	1.8
Other financing activities	—	—	(0.4)	—	(0.4)

Cash flow used in financing activities	(0.4)	(16.2)	(20.9)	22.3	(15.2)

Decrease in cash	—	(17.2)	(9.3)	—	(26.5)
Cash and cash equivalents, beginning of period	—	31.9	41.6	—	73.5

Cash and cash equivalents, end of period	$—	$14.7	$32.3	$—	$47.0

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

We are the largest family footwear retailer in the Western Hemisphere with retail stores in the United States, Canada, the Caribbean, and the Central American and South American Regions. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Chile, Ecuador and Peru. Our 4,881 Payless ShoeSource stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format, and our 185 Parade stores offer fashionable, quality, private label women’s shoes at moderate prices in a self-selection shopping format.

For the first quarter of 2004, total sales increased 3.5 percent, or $24.3 million, to $722.0 million as compared to the first quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, grew 2.8 percent. Gross margin was 30.6 percent of sales in the current year’s first quarter, versus 29.3 percent in the prior year’s first quarter. These performance achievements indicate that our strategy to become famous as the Merchandise Authority in value-priced footwear and accessories is progressing. Our strategy, the result of intensive study, testing and review, is designed to distinctively position us in the value-priced footwear and accessories marketplace.

Our cash and cash equivalents balance at the end of the 2004 first quarter was $126.4 million, an increase of $79.4 million over the 2003 first quarter. Total inventories at the end of the 2004 first quarter were $444.4 million, a reduction of $44.8 million from the 2003 first quarter. Inventory per store declined by 10 percent over the same period.

Looking to the remainder of the year, we expect the retail footwear environment to remain highly competitive. Major trends in the market include the further expansion of discount mass merchandisers who offer footwear at value prices; mid-tier competitors continuing to offer promotional pricing of branded product that approaches our regular retail prices; and further industry consolidation resulting in fewer remaining weak competitors from which to gain market share. We intend to continue to defend our market share in this environment. As we move through the balance of the year, it is our intent that advertising costs will come down so that on a full-year basis the Payless ShoeSource chain will spend no more advertising dollars than last year.

We are encouraged by our first quarter 2004 results, but realize our challenge is to achieve positive same-store sales on a consistent basis. Our focus for the remainder of the year is the execution of our strategy. The following key initiatives continue to be the basis for successful execution:

•	First and foremost, we must continue to deliver Merchandise Authority, building on the momentum generated in the first quarter.

•	Second, we must continue to improve margins through tight inventory control. Specifically, we must operate with less inventory and adjust our receipts aggressively, reacting quickly to changes in consumer demand in order to reduce the need for markdowns.

•	Third, we will continue to use focused marketing with complete alignment of messages at all touch-points, with our in-store messaging as the lead communication vehicle.

•	Finally, we will continue to educate our store associates on key service behaviors, which have been identified to impact conversion, in their interactions with customers.

REVIEW OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended May 1, 2004 (2004) and May 3, 2003 (2003).

NET EARNINGS

We posted net earnings of $13.8 million in the first quarter of 2004 compared with net earnings of $14.1 million in the first quarter of 2003.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 2004 and 2003.

	First Quarter
	2004	2003
Cost of sales	69.4%	70.7%
Selling, general and administrative expense	27.6	25.8

Operating profit	3.0	3.5
Interest expense, net	0.6	0.6

Earnings before income taxes and minority interest	2.4	2.9
Effective income tax rate*	36.5%	36.5%

Earnings before minority interest	1.5	1.8
Minority interest	0.4	0.2

Net Earnings	1.9%	2.0%

* Percent of pre-tax earnings

NET SALES

Net sales are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Same-store sales is calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its GAAP sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the first quarter of 2004 exclude the South American and Central American Regions (211 stores).

Sales percent increases (decreases) are as follows:

	First Quarter
	2004	2003
Net Sales	3.5%	(5.5)%
Same-store Sales	2.8	(6.2)
Average selling price per unit	6.7	5.6
Unit volume	(2.9)	(10.3)
Footwear average selling price per unit	0.3	6.0
Footwear unit volume	2.4%	(12.0)%

Net sales for the 2004 first quarter totaled $722.0 million compared with $697.7 million in the 2003 first quarter. Net sales and same-store sales increased in 2004 from 2003 primarily due to positive sales performance in women’s sandals and dress shoes, branded athletic shoes and accessories.

COST OF SALES

Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $500.8 million in the 2004 first quarter, up 1.5 percent from $493.3 million in the 2003 first quarter.

As a percentage of net sales, cost of sales was 69.4 percent in the first quarter of 2004, compared with 70.7 percent in the first quarter of 2003. The decrease in cost of sales as a percentage of net sales is due to higher average retail prices driven primarily by the mix of accessories and positive leverage on occupancy costs due to increased sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $199.3 million in the first quarter of 2004, up 10.7 percent from $180.1 million in the first quarter of 2003.

As a percentage of net sales, selling, general and administrative expenses were 27.6 percent during the first quarter of 2004 compared with 25.8 percent in the first quarter of 2003. The 2004 increase is the result of an additional $7.9 million in advertising, $6.3 million in payroll-related costs and $2.0 million in insurance costs, partially offset by positive leverage due to higher same-store sales.

INTEREST EXPENSE, NET

Net interest expense increased to $4.4 million in the first quarter of 2004 from $4.1 million in the first quarter of 2003 reflecting the higher interest rate associated with the Senior Subordinated Notes.

EFFECTIVE INCOME TAX RATE

Our effective income tax rate was 36.5 percent in the first quarter of 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2004 with a cash balance of $126.4 million, a decrease of $22.5 million from the end of 2003. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.

Cash Flow Provided by Operating Activities

Cash flow provided by operations was $3.9 million in the 2004 first quarter, compared with $13.1 million in the 2003 first quarter. As a percentage of net sales, cash flow from operations was 0.5 percent in the 2004 first quarter compared with 1.9 percent in the 2003 first quarter. The decrease in cash flow in the first quarter of 2004 is due primarily to higher net cash outflow for merchandise inventories as compared to the first quarter of 2003, partially offset by an increase in accrued expense over the prior year’s quarter. The increased accrued expenses relate to higher levels of accrued marketing, insurance, taxes and payroll-related costs. The increase in merchandise inventories during the current quarter as compared to the same quarter last year is due primarily to an increase in receipts. Receipts for the first quarter of 2004 were higher than the first quarter of 2003 due to having lower inventory levels at the beginning of 2004 as compared to 2003.

Cash Flow Used in Investing Activities

In the 2004 first quarter, our capital expenditures totaled $25.6 million, compared with $24.4 million for 2003. We estimate that capital expenditures for the remainder of the year will be $84.4 million, including $1.4 million to be contributed by our joint venture partners in the Central American and South American Regions. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance all of these expenditures.

Cash Flow Used in Financing Activities

In January 2004, we replaced our $150 million senior secured revolving credit facility with a new senior secured revolving credit facility. Funds borrowed under the new facility are secured by domestic merchandise inventory and receivables. We may borrow up to $200 million through the new revolving credit facility, subject to a sufficient borrowing base. The new revolving credit facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the credit agreement. The margin on the revolving credit facility varies based upon certain borrowing levels specified in the credit agreement. The variable interest rate at May 1, 2004, was 2.4 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The new revolving credit facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at our option. No amounts were drawn on the revolving credit facility as of May 1, 2004. Based on our borrowing base, we may borrow up to $200.0 million under the new revolving credit facility, less $16.1 million in outstanding letters of credit as of May 1, 2004.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of May 1, 2004, we were in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of our previous credit facility. As of May 1, 2004, the fair value of the Notes is $196.0 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage
2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

We have entered into $33.5 million of demand notes payable to efficiently finance our Latin American subsidiaries in the Central American and South American Regions. We maintain cash balances of $33.5 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average 8.44 percent. The certificates of deposit earn interest at a weighted average of 8.05 percent and are reflected as restricted cash in the accompanying condensed consolidated balance sheet.

Financial Commitments

As of May 1, 2004, no amounts were drawn against our $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $18.6 million in outstanding letters of credit. For a discussion of our contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2004. There have been no significant developments with respect to our contractual obligations since January 31, 2004.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

	May 1,	May 3,	January 31,
	2004	2003	2004
Current Ratio	2.3	1.8	2.3
Debt-Capitalization Ratio*	27.7%	28.1%	28.1%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 66.1%, 64.6% and 66.0% respectively, for the periods referred to above.

STORE ACTIVITY

As of May 1, 2004, we operated 5,066 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, and the Central and South American Regions. The following table presents the change in store count for the entire company for the first quarter of 2004 and 2003. We consider a store relocation to be both a store opening and a store closing.

	First Quarter
	2004	2003
Beginning of period	5,042	4,992
Stores opened	80	60
Stores closed	(56)	(49)

Ending store count	5,066	5,003

We operate 151 stores in the Central America Region, 60 stores in the South America Region and 295 stores in Canada. Operating results of stores in Chile and Peru are currently not meeting our expectations, and we are monitoring the results of these stores very closely. Among the challenges of the region is ensuring that we have appropriate product in the stores given the counter-seasonal nature of the region compared to that of our domestic business. Additional merchandising and marketing staff is being devoted to responding to the unique needs of customers in this region. Additional store openings in Chile and Peru have been deferred until performance improves. As of May 1, 2004, our share of net equity in Chile and Peru (net of our joint venture partner’s interest) is $4.0 million and $3.1 million, respectively.

We have entered into a joint venture agreement to operate Payless ShoeSource stores in Japan. We own 60 percent of the Japanese joint venture and, therefore, will consolidate the results of such operations in our financial statements. We intend to open the first test store in Japan during 2004.

CRITICAL ACCOUNTING POLICIES

In preparing the condensed consolidated financial statements included in this Form 10-Q, management makes estimates and assumptions that affect the amounts reported within the financial statements. Actual results could differ from these estimates. For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2004.

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

FOREIGN CURRENCY RISK

We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the quarters ended May 1, 2004, and May 3, 2003, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.

ITEM 4 - CONTROLS AND PROCEDURES

As of May 1, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities Exchange Commission.

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

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended May 1, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number of		as Part of Publicly	Purchased Under the
	Shares Purchased	Average Price Paid	Announced Plans or	Plans or Programs
Period	(1) (in Thousands)	per Share	Programs (2)	(in Millions) (3)
02/01/04 – 02/28/04	5	$13.36	0	$248.2

02/29/04 – 04/03/04	38	13.87	0	248.2

04/04/04 – 05/01/04	4	14.24	0	248.2

Total	47	13.84	0	248.2

(1)	We repurchased an aggregate of 47,000 shares of our common stock in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.

(3)	The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareowners of the Registrant was held on May 27, 2004.

(b)	At the annual meeting of shareowners of the Registrant held on May 27, 2004, action was taken with respect to the election of three directors of the Registrant: 42,921,333 shares were voted for Daniel Boggan Jr. while authority was withheld with respect to 939,907 shares, 42,921,016 shares were voted for Michael E. Murphy while authority was withheld with respect to 940,224 shares, and 43,372,017 shares were voted for Robert C. Wheeler while authority was withheld with respect to 489,223 shares. Other directors whose term of office continued after the meeting include: Steven J. Douglass, Duane L. Cantrell, Howard R. Fricke, Michael A. George, and Mylle H. Mangum.

(c)	Shareowners ratified the appointment of Deloitte & Touche LLP as the Company’s independent public accountants: 54,749,913 votes in favor, 782,875 votes against and 68,925 votes abstained.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Number	Description
11.1	Computation of Net Earnings Per Share*
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

(b)	Reports on Form 8-K

On May 13, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 9 and 12 the Company’s press release announcing its results for the first quarter and fiscal year 2004, which ended May 1, 2004.

On May 4, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 9 and 12 the Company’s press release announcing its sales for the first fiscal quarter and fiscal month of April, which ended May 1, 2004.

On April 8, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 5 and 9 the Company’s press release announcing its sales for the fiscal month of March, which ended April 1, 2004.

On March 4, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 9 and 12 the Company’s press release announcing its sales for the fiscal month of February, which ended February 28, 2004.

On February 27, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 9 and 12 the Company’s press release announcing its results for the fourth quarter and fiscal year 2003, which ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYLESS SHOESOURCE, INC.
Date: June 7, 2004	By:	/s/ Steven J. Douglass
Steven J. Douglass
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: June 7, 2004	By:	/s/ Ullrich E. Porzig Ullrich E. Porzig Senior Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)