Form 10-Q
period 2004-07-31
PAYLESS SHOESOURCE INC /DE/
filed 2004-09-07
CIK 1060232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended July 31, 2004

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

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value
68,120,068 shares as September 2, 2004

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(dollars in millions)

	July 31,	August 2,	January 31,
	2004	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$185.7	$114.4	$148.9
Restricted cash	33.5	33.0	33.5
Inventories	414.3	418.6	392.4
Current deferred income taxes	23.3	16.1	17.3
Other current assets	65.1	67.8	61.0

Total current assets	721.9	649.9	653.1
Property and Equipment:
Land	8.0	8.4	8.0
Buildings and leasehold improvements	644.7	637.7	666.5
Furniture, fixtures and equipment	537.7	507.4	517.6
Property under capital leases	4.6	4.6	4.6

Total property and equipment	1,195.0	1,158.1	1,196.7
Accumulated depreciation and amortization	(795.9)	(737.7)	(764.7)

Property and equipment, net	399.1	420.4	432.0
Favorable leases, net	24.3	31.8	29.2
Deferred income taxes	32.8	29.1	27.7
Goodwill	5.9	5.9	5.9
Other assets	26.2	31.7	24.9

Total Assets	$1,210.2	$1,168.8	$1,172.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.8	$0.9	$0.9
Notes payable	33.5	33.0	33.5
Accounts payable	129.9	114.3	133.0
Accrued expenses	146.6	120.6	117.8

Total current liabilities	310.8	268.8	285.2
Long-term debt	204.1	203.1	202.8
Other liabilities	62.6	54.9	61.3
Minority interest	8.2	18.3	16.0
Total shareowners’ equity	624.5	623.7	607.5

Total Liabilities and Shareowners’ Equity	$1,210.2	$1,168.8	$1,172.8

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(dollars and shares in millions, except per share)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$727.9	$731.5	$1,449.9	$1,429.2
Cost of sales	502.7	533.2	1,003.5	1,026.5
Selling, general and administrative expenses	190.7	188.7	390.0	368.8
Restructuring charges	36.7	—	36.7	—

Operating (loss) profit	(2.2)	9.6	19.7	33.9
Interest expense	5.8	4.3	11.2	9.4
Interest income	(1.3)	(1.0)	(2.3)	(2.0)

(Loss) Earnings before income taxes and minority interest	(6.7)	6.3	10.8	26.5
(Benefit) Provision for income taxes	(3.9)	2.3	2.5	9.7

(Loss) Earnings before minority interest	(2.8)	4.0	8.3	16.8
Minority interest, net of income tax	6.5	1.2	9.2	2.5

Net Earnings	$3.7	$5.2	$17.5	$19.3

Diluted Earnings per Share	$0.05	$0.08	$0.26	$0.28

Basic Earnings per Share	$0.05	$0.08	$0.26	$0.28

Diluted Weighted Average Shares Outstanding	68.1	68.1	68.0	68.1

Basic Weighted Average Shares Outstanding	68.0	68.0	68.0	68.0

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in millions)

	26 Weeks Ended
	July 31, 2004	August 2, 2003
Operating Activities:
Net earnings	$17.5	$19.3
Adjustments for non-cash items included in net earnings:
Restructuring charges	36.7	—
Loss on impairment of and disposal of assets	4.8	10.3
Depreciation and amortization	49.8	50.2
Amortization of unearned restricted stock	0.4	0.3
Deferred income taxes	(11.8)	0.2
Minority interest, net of tax	(9.2)	(2.5)
Changes in working capital:
Inventories	(21.9)	33.9
Other current assets	(4.1)	(6.9)
Accounts payable	(3.1)	7.9
Accrued expenses	28.8	(5.1)
Other assets and liabilities, net	(2.4)	10.8

Cash flow provided by operating activities	85.5	118.4

Investing Activities:
Capital expenditures	(51.0)	(55.3)

Cash flow used in investing activities	(51.0)	(55.3)

Financing Activities:
Issuance of notes payable	—	4.5
Restricted cash	—	(4.5)
Issuance of long-term debt	1.6	196.7
Payment of deferred financing costs	(0.2)	(5.0)
Repayment of long-term debt	(0.5)	(216.6)
Net purchases of common stock	—	(0.2)
Contributions by minority owners	1.5	3.6
Other financing activities	(0.1)	(0.7)

Cash flow provided by (used in) financing activities	2.3	(22.2)

Increase in cash and cash equivalents	36.8	40.9
Cash and cash equivalents, beginning of year	148.9	73.5

Cash and cash equivalents, end of period	$185.7	$114.4

Cash paid during the period for:
Interest	$11.1	$9.0
Income Taxes	$0.3	$13.7

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 30-52) in the Company’s 2003 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments, except for the restructuring charges) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. During 2003, the Company changed the reporting period for its operations in the Central American and South American Regions to use a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Chile, Ecuador and Peru. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. The results for the three-month period and six-month period ended July 31, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 29, 2005.

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

(dollars in millions, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net earnings:
As reported	$3.7	$5.2	$17.5	$19.3
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	0.1	0.1	0.6	0.3
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	0.9	1.2	2.0	2.8

Pro forma	$2.9	$4.1	$16.1	$16.8

Diluted earnings per share:
As reported	$0.05	$0.08	$0.26	$0.28
Pro forma	$0.04	$0.06	$0.24	$0.24
Basic earnings per share:
As reported	$0.05	$0.08	$0.26	$0.28
Pro forma	$0.04	$0.06	$0.24	$0.24

NOTE 3. INVENTORIES. Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $16.8 million, $13.5 million and $19.5 million are included in inventories in the condensed consolidated balance sheet at July 31, 2004, August 2, 2003, and January 31, 2004, respectively.

NOTE 4. INTANGIBLES. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company assesses the fair value of its relevant reporting units annually. No impairment loss was recorded during the first six months of 2004 related to goodwill; however, as part of the $36.7 million restructuring charges discussed in Footnote 10, the Company reduced the carrying value of the favorable leases associated with the Payless stores to be closed by $1.9 million during the quarter ended July 31, 2004.

Favorable leases subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)

	July 31, 2004	August 2, 2003	January 31, 2004
Gross carrying amount	$83.4	$88.6	$87.9
Less: accumulated amortization	59.1	56.8	58.7

Carrying amount, end of period	$24.3	$31.8	$29.2

Amortization expense on favorable leases was as follows:

(dollars in millions)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Amortization expense on favorable leases	$1.1	$1.2	$2.2	$2.5

The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount
Remainder of 2004	$2.2
2005	3.9
2006	3.5
2007	3.1
2008	2.7

NOTE 5. LONG-TERM DEBT AND LINE OF CREDIT. In January 2004, the Company replaced its $150 million senior secured revolving credit facility (the “Old Facility”) with a new $200 million senior secured revolving credit facility (the “New Facility”). Funds borrowed under the New Facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the New Facility, subject to a sufficient borrowing base. The New Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the agreement governing the New Facility. The margin on the New Facility varies based upon certain borrowing levels specified in the agreement governing the New Facility. The variable interest rate including the applicable variable margin at July 31, 2004, was 2.95 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The New Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the New Facility as of July 31, 2004. Based on its borrowing base, the Company may borrow up to $200.0 million under its New Facility, less $16.1 million in outstanding letters of credit as of July 31, 2004.

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of July 31, 2004, the Company was in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of the Company’s Old Facility. As of July 31, 2004, the fair value of the Notes was $195.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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

The components of net periodic benefit costs for the plan were:

(dollars in millions)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Components of pension expense:
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.3	0.3	0.6	0.6
Amortization of prior service cost	0.1	—	0.2	—
Amortization of actuarial loss	0.1	0.1	0.2	0.2

Total	$0.7	$0.6	$1.4	$1.2

NOTE 7. INCOME TAXES. In the second quarter of 2004, the impact of impairment charges and expected restructuring costs on estimated annual taxable income resulted in a revised projection of the effective income tax rate for the full fiscal year. In order to record the revised estimated effective tax rate for the year, an adjustment was required in the second quarter, resulting in a 58.2 percent effective income tax benefit for the second quarter of 2004 and a 23.2 percent effective income tax rate for the first six months of 2004. The Company’s effective income tax rate was 36.5 percent in the second quarter and first six months of 2003.

NOTE 8. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

(dollars in millions)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net Income	$3.7	$5.2	$17.5	$19.3
Other Comprehensive Gain (Loss):
Change in fair value of derivatives	—	—	—	0.1
Derivative losses translated into interest expense	—	0.7	—	1.7
Foreign currency translation adjustments	2.4	1.8	(0.9)	4.1

Total other comprehensive gain (loss)	2.4	2.5	(0.9)	5.9

Total Comprehensive Income	$6.1	$7.7	$16.6	$25.2

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

NOTE 10. RESTRUCTURING CHARGES. During the second quarter of 2004, the Company initiated a restructuring plan to build long-term shareowner value. As part of the restructuring, the Company committed to a plan to sell or otherwise dispose of all 32 Payless ShoeSource stores in Chile and Peru and their related operations, as well as its 181 Parade stores by the end of the fiscal year. As part of the restructuring, the Company also committed to a plan to close approximately 260 Payless stores by the end of the fiscal year. The store closings differ from closings in the normal course of business in that they have longer remaining lease terms. The operations in Chile and Peru, Parade stores located in Puerto Rico and Payless stores located in Puerto Rico and Canada are components of the Payless International segment. The Parade and Payless stores located in the United States are components of the Payless Domestic segment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the second quarter of 2004 the Company recorded a non-cash impairment charge of $36.7 million related to a reassessment of the carrying value of the long-lived assets associated with the 32 stores in Chile and Peru, the 181 Parade stores and the approximately 260 Payless stores to be closed. In accordance with SFAS No. 144, the net assets associated with the restructuring initiatives remain classified as held and used at the end of the quarter. The fair value of the long-lived assets evaluated for recoverability was determined using the present value of estimated future cash flows. For the stores and operations to be disposed, the non-cash impairment charge for the Payless Domestic and Payless International segments were $27.5 million and $9.2 million, respectively. The Payless Domestic charge includes a $1.9 million reduction in the carrying value of favorable leases.

The Company estimates that the costs for lease terminations, severance, and other exit activities relating to the strategic initiatives could be in the range of $40 million to $60 million. However, the final financial impact and presentation of the strategic initiatives is dependent upon the ultimate exit transactions. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” no severance or contract termination charges have been recorded as of the end of the second quarter because liabilities for these charges have not yet been incurred.

NOTE 11. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico and the U.S. Virgin Islands. The Company’s operations in its Central American and South American Regions are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless

International segment. These total costs and fees amounted to $5.9 million during the second quarter of 2004 and $4.7 million during the same period in 2003. For the first six months of 2004, these total costs and fees amounted to $9.6 million, compared with $9.0 million for the first six months of 2003. The Company’s reporting period for its operations in the South American and Central American Regions is a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

(dollars in millions)

	Payless Domestic	Payless International	Payless Consolidated
Quarter ended July 31, 2004
Revenues from external customers	$637.9	$90.0	$727.9
Operating profit (loss)	2.6	(4.8)	(2.2)

Six months ended July 31, 2004
Revenues from external customers	$1,287.2	$162.7	$1,449.9
Operating profit (loss)	23.0	(3.3)	19.7
Total assets	1,001.9	208.3	1,210.2

Quarter ended August 2, 2003
Revenues from external customers	$648.2	$83.3	$731.5
Operating profit	9.5	0.1	9.6

Six months ended August 2, 2003
Revenues from external customers	$1,277.9	$151.3	$1,429.2
Operating profit (loss)	37.6	(3.7)	33.9
Total assets	975.1	193.7	1,168.8

Total assets for the Payless Domestic segment include $5.9 million in goodwill as of July 31, 2004, and August 2, 2003.

NOTE 12. RECLASSIFICATIONS. Certain reclassifications have been made to prior years’ balances to conform to the current year presentation.

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

NOTE 15. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. During May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except that certain provisions have been deferred pursuant to FASB Staff Position No. FAS 150-3. The application of FAS 150-3 and the adoption of SFAS 150 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2003, the FASB issued SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which retains all of the disclosures that are required by SFAS 132 and includes several additional disclosures. It also amends APB Opinion 28, “Interim Financial Reporting,” to require certain disclosures about pension and other postretirement benefit plans in interim financial statements. The provisions of SFAS 132 (revised 2003) are effective for fiscal years ending after June 15, 2004. The interim disclosure provisions are effective for interim periods beginning after December 15, 2003. The Company adopted the provisions of SFAS 132 (revised 2003) in the first quarter of fiscal year 2004.

NOTE 16. SUBSIDIARY GUARANTORS OF SENIOR NOTES – CONDENSED CONSOLIDATING FINANCIAL INFORMATION. The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.

The following supplemental financial information sets forth, on a consolidating basis, the statements of earnings and cash flows for Payless ShoeSource, Inc., a Delaware corporation (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and the Company for the thirteen-week and twenty-six-week periods ended July 31, 2004, and August 2, 2003, and the related condensed consolidating balanced sheets as of July 31, 2004, August 2, 2003, and January 31, 2004. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.

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

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 31, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$134.2	$51.5	$—	$185.7
Restricted cash	—	—	33.5	—	33.5
Inventories	—	341.8	75.8	(3.3)	414.3
Current deferred income taxes	—	22.6	0.7	—	23.3
Other current assets	11.6	64.2	38.0	(48.7)	65.1

Total current assets	11.6	562.8	199.5	(52.0)	721.9
Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	574.6	70.1	—	644.7
Furniture, fixtures and equipment	—	479.7	58.0	—	537.7
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,066.9	128.1	—	1,195.0
Accumulated depreciation and amortization	—	(735.7)	(60.2)	—	(795.9)

Property and equipment, net	—	331.2	67.9	—	399.1
Favorable leases, net	—	24.3	—	—	24.3
Deferred income taxes	—	25.0	7.8	—	32.8
Goodwill	—	5.9	—	—	5.9
Other assets	1,100.3	439.6	0.6	(1,514.3)	26.2

Total Assets	$1,111.9	$1,388.8	$275.8	$(1,566.3)	$1,210.2

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.8	$—	$—	$0.8
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	99.1	71.4	(41.0)	129.9
Accrued expenses	7.2	133.3	17.7	(11.0)	146.6

Total current liabilities	7.2	233.2	122.6	(52.0)	310.8
Long-term debt	479.9	1.6	5.6	(283.0)	204.1
Other liabilities	0.3	104.3	8.6	(50.6)	62.6
Minority interest	—	—	8.2	—	8.2
Total shareowners’ equity	624.5	1,049.7	131.0	(1,180.7)	624.5

Total Liabilities and Shareowners’ Equity	$1,111.9	$1,388.8	$275.8	$(1,566.3)	$1,210.2

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of August 2, 2003

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$76.2	$38.2	$—	$114.4
Restricted cash	—	—	33.0	—	33.0
Inventories	—	346.8	74.8	(3.0)	418.6
Current deferred income taxes	—	16.7	—	(0.6)	16.1
Other current assets	3.1	78.3	37.5	(51.1)	67.8

Total current assets	3.1	518.0	183.5	(54.7)	649.9
Property and Equipment:
Land	—	8.4	—	—	8.4
Buildings and leasehold improvements	—	571.7	66.0	—	637.7
Furniture, fixtures and equipment	—	449.9	57.5	—	507.4
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,034.6	123.5	—	1,158.1
Accumulated depreciation and amortization	—	(688.6)	(49.1)	—	(737.7)

Property and equipment, net	—	346.0	74.4	—	420.4
Favorable leases, net	—	31.8	—	—	31.8
Deferred income taxes	—	18.8	10.3	—	29.1
Goodwill	—	5.9	—	—	5.9
Other assets	1,106.0	411.2	19.0	(1,504.5)	31.7

Total Assets	$1,109.1	$1,331.7	$287.2	$(1,559.2)	$1,168.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.0	—	33.0
Accounts payable	3.9	73.5	87.2	(50.3)	114.3
Accrued expenses	1.7	108.3	15.0	(4.4)	120.6

Total current liabilities	5.6	182.7	135.2	(54.7)	268.8
Long-term debt	479.8	2.4	4.0	(283.1)	203.1
Other liabilities	—	110.5	6.3	(61.9)	54.9
Minority interest	—	—	18.3	—	18.3
Total shareowners’ equity	623.7	1,036.1	123.4	(1,159.5)	623.7

Total Liabilities and Shareowners’ Equity	$1,109.1	$1,331.7	$287.2	$(1,559.2)	$1,168.8

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 31, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$77.5	$71.4	$—	$148.9
Restricted cash	—	—	33.5	—	33.5
Inventories	—	322.9	73.7	(4.2)	392.4
Current deferred income taxes	—	17.2	0.1	—	17.3
Other current assets	6.6	65.9	43.8	(55.3)	61.0

Total current assets	6.6	483.5	222.5	(59.5)	653.1
Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	593.9	72.6	—	666.5
Furniture, fixtures and equipment	—	457.4	60.2	—	517.6
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,063.9	132.8	—	1,196.7
Accumulated depreciation and amortization	—	(711.2)	(53.5)	—	(764.7)

Property and equipment, net	—	352.7	79.3	—	432.0
Favorable leases, net	—	29.2	—	—	29.2
Deferred income taxes	—	21.2	6.5	—	27.7
Goodwill	—	5.9	—	—	5.9
Other assets	1,088.2	440.7	3.5	(1,507.5)	24.9

Total Assets	$1,094.8	$1,333.2	$311.8	$(1,567.0)	$1,172.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	86.9	98.1	(52.0)	133.0
Accrued expenses	7.5	101.9	15.9	(7.5)	117.8

Total current liabilities	7.5	189.7	147.5	(59.5)	285.2
Long-term debt	479.8	2.0	4.0	(283.0)	202.8
Other liabilities	—	113.0	8.8	(60.5)	61.3
Minority interest	—	—	16.0	—	16.0
Total shareowners’ equity	607.5	1,028.5	135.5	(1,164.0)	607.5

Total Liabilities and Shareowners’ Equity	$1,094.8	$1,333.2	$311.8	$(1,567.0)	$1,172.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended July 31, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$669.9	$169.0	$(111.0)	$727.9
Cost of sales	—	471.4	140.2	(108.9)	502.7
Selling, general and administrative expense	0.5	158.8	33.5	(2.1)	190.7
Restructuring charges	—	27.5	9.2	—	36.7

Operating (loss) profit	(0.5)	12.2	(13.9)	—	(2.2)
Interest expense	6.5	—	1.6	(2.3)	5.8
Interest income	—	(2.7)	(0.9)	2.3	(1.3)
Equity in earnings of subsidiaries	(8.1)	3.5	—	4.6	—

Earnings (Loss) before income taxes and minority interest	1.1	11.4	(14.6)	(4.6)	(6.7)
(Benefit) Provision for income taxes	(2.6)	3.3	(4.6)	—	(3.9)

Earnings (Loss) before minority interest	3.7	8.1	(10.0)	(4.6)	(2.8)
Minority interest, net of income tax	—	—	6.5	—	6.5

Net earnings	$3.7	$8.1	$(3.5)	$(4.6)	$3.7

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended August 2, 2003

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$678.7	$174.1	$(121.3)	$731.5
Cost of sales	—	514.3	138.4	(119.5)	533.2
Selling, general and administrative expense	0.1	166.7	23.7	(1.8)	188.7

Operating (loss) profit	(0.1)	(2.3)	12.0	—	9.6
Interest expense	3.4	3.1	0.9	(3.1)	4.3
Interest income	—	(3.3)	(0.8)	3.1	(1.0)
Equity in earnings of subsidiaries	(7.4)	(12.8)	—	20.2	—

Earnings before income taxes and minority interest	3.9	10.7	11.9	(20.2)	6.3
(Benefit) Provision for income taxes	(1.3)	3.3	0.3	—	2.3

Earnings before minority interest	5.2	7.4	11.6	(20.2)	4.0
Minority interest, net of tax	—	—	1.2	—	1.2

Net earnings	$5.2	$7.4	$12.8	$(20.2)	$5.2

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Twenty-six Weeks Ended July 31, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,351.0	$333.0	$(234.1)	$1,449.9
Cost of sales	—	953.8	279.5	(229.8)	1,003.5
Selling, general and administrative expense	1.0	335.9	57.4	(4.3)	390.0
Restructuring charges	—	27.5	9.2	—	36.7

Operating (loss) profit	(1.0)	33.8	(13.1)	—	19.7
Interest expense	12.7	0.3	2.7	(4.5)	11.2
Interest income	—	(5.0)	(1.8)	4.5	(2.3)
Equity in earnings of subsidiaries	(26.2)	0.2	—	26.0	—

Earnings (Loss) before income taxes and minority interest	12.5	38.3	(14.0)	(26.0)	10.8
(Benefit) Provision for income taxes	(5.0)	12.1	(4.6)	—	2.5

Earnings (Loss) before minority interest	17.5	26.2	(9.4)	(26.0)	8.3
Minority interest, net of income tax	—	—	9.2	—	9.2

Net earnings	$17.5	$26.2	$(0.2)	$(26.0)	$17.5

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Twenty-six Weeks Ended August 2, 2003

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,340.1	$357.4	$(268.3)	$1,429.2
Cost of sales	—	994.0	297.4	(264.9)	1,026.5
Selling, general and administrative expense	0.1	326.1	46.0	(3.4)	368.8

Operating (loss) profit	(0.1)	20.0	14.0	—	33.9
Interest expense	6.5	7.1	2.1	(6.3)	9.4
Interest income	—	(6.6)	(1.7)	6.3	(2.0)
Equity in earnings of subsidiaries	(23.5)	(17.1)	—	40.6	—

Earnings before income taxes and minority interest	16.9	36.6	13.6	(40.6)	26.5
(Benefit) Provision for income taxes	(2.4)	13.1	(1.0)	—	9.7

Earnings before minority interest	19.3	23.5	14.6	(40.6)	16.8
Minority interest, net of income tax	—	—	2.5	—	2.5

Net earnings	$19.3	$23.5	$17.1	$(40.6)	$19.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Twenty-six Weeks Ended July 31, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net Earnings	$17.5	$26.2	$(0.2)	$(26.0)	$17.5
Adjustments for non-cash items included in earnings:
Restructuring charges	—	27.5	9.2	—	36.7
Loss on impairment of and disposal of assets	—	4.1	0.7	—	4.8
Depreciation and amortization	—	43.7	6.1	—	49.8
Amortization of unearned restricted stock	—	0.4	—	—	0.4
Deferred income taxes	—	(9.3)	(2.5)	—	(11.8)
Minority interest, net of tax	—	—	(9.2)	—	(9.2)
Changes in working capital:
Inventories	—	(18.9)	(2.1)	(0.9)	(21.9)
Other current assets	(5.0)	1.7	5.8	(6.6)	(4.1)
Accounts payable	—	12.2	(26.3)	11.0	(3.1)
Accrued expenses	(0.3)	31.4	1.2	(3.5)	28.8
Other assets and liabilities, net	(12.2)	(12.1)	(4.1)	26.0	(2.4)

Cash flow provided by (used in) operating activities	—	106.9	(21.4)	—	85.5

Investing Activities:
Capital expenditures	—	(47.2)	(3.8)	—	(51.0)
Investment in subsidiaries	—	(2.3)	—	2.3	—

Cash flow used in investing activities	—	(49.5)	(3.8)	2.3	(51.0)

Financing Activities:
Issuance of long-term debt	—	—	1.6	—	1.6
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of long-term debt	—	(0.5)	—	—	(0.5)
Contributions by parents	—	—	2.3	(2.3)	—
Contributions by minority owners	—	—	1.5	—	1.5
Other financing activities	—	—	(0.1)	—	(0.1)

Cash flow (used in) provided by financing activities	—	(0.7)	5.3	(2.3)	2.3

Increase (decrease) in cash	—	56.7	(19.9)	—	36.8
Cash and cash equivalents, beginning of period	—	77.5	71.4	—	148.9

Cash and cash equivalents, end of period	$—	$134.2	$51.5	$—	$185.7

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Twenty-six Weeks Ended August 2, 2003

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net Earnings	$19.3	$23.4	$17.1	$(40.5)	$19.3
Adjustments for non-cash items included in earnings:
Loss on impairment of and disposal of assets	—	10.1	0.2	—	10.3
Depreciation and amortization	—	43.5	6.7	—	50.2
Amortization of unearned restricted stock	—	0.3	—	—	0.3
Deferred income taxes	—	1.1	(1.5)	0.6	0.2
Minority interest, net of tax	—	—	(2.5)	—	(2.5)
Changes in working capital:
Inventories	—	22.4	14.2	(2.7)	33.9
Other current assets	2.5	90.6	(17.3)	(82.7)	(6.9)
Accounts payable	3.9	4.5	15.9	(16.4)	7.9
Accrued expenses	(68.3)	(2.0)	(6.0)	71.2	(5.1)
Other assets and liabilities, net	(37.0)	(27.7)	5.0	70.5	10.8

Cash flow provided by (used in) operating activities	(79.6)	166.2	31.8	—	118.4

Investing Activities:
Capital expenditures	—	(40.8)	(14.5)	—	(55.3)
Investment in subsidiaries	—	(6.4)	—	6.4	—
Repayment of loan from parent/subsidiary	—	146.9	—	(146.9)	—

Cash flow provided by (used in) investing activities	—	99.7	(14.5)	(140.5)	(55.3)

Financing Activities:
Issuance of notes payable	—	—	4.5	—	4.5
Restricted cash	—	—	(4.5)	—	(4.5)
Issuance of long-term debt	196.7	—	—	—	196.7
Payment of deferred financing costs	—	(5.0)	—	—	(5.0)
Repayment of long-term debt	—	(216.6)	—	—	(216.6)
Loan from parent/subsidiary	(116.9)	—	(30.0)	146.9	—
Net purchases of common stock	(0.2)	—	—	—	(0.2)
Contributions by parents	—	—	6.4	(6.4)	—
Contributions by minority owners	—	—	3.6	—	3.6
Other financing activities	—	—	(0.7)	—	(0.7)

Cash flow used in financing activities	79.6	(221.6)	(20.7)	140.5	(22.2)

Increase in cash	—	44.3	(3.4)	—	40.9
Cash and cash equivalents, beginning of period	—	31.9	41.6	—	73.5

Cash and cash equivalents, end of period	$—	$76.2	$38.2	$—	$114.4

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This report contains, and from time to time we may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings and closings, international expansion, possible strategic alternatives, new business concepts, capital expenditures, fashion trends and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom we source our merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries; changes in relationships between Canada and foreign countries; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we operate stores; changes in trade, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to terminate leases on acceptable terms; the ability to hire, train and retain associates; the performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; the performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; and strikes, work stoppages or slow downs by unions that play a significant role in the manufacture, distribution or sale of product. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

OVERVIEW

We are the largest specialty family footwear retailer in the Western Hemisphere with retail stores in the United States, Canada, the Caribbean, and the Central American and South American Regions. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Chile, Ecuador and Peru; however, we have entered into a plan to sell or dispose of all store operations in Chile and Peru during 2004. Our 4,888 Payless ShoeSource stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format, and our 184 Parade stores offer fashionable, quality, private label women’s shoes at moderate prices in a self-selection shopping format; however, we intend to sell or dispose of our Parade operations during 2004.

For the second quarter of 2004, total sales decreased 0.5 percent, or $3.6 million, to $727.9 million as compared to the second quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, decreased 0.9 percent. Gross margin was 30.9 percent of sales in the current year’s second quarter, versus 27.1 percent in the prior year’s second quarter. For the first six months of 2004, total sales increased 1.4 percent, or $20.7 million, to $1,449.9 as compared to the first six months of 2003. Same-store sales increased 0.9 percent. Gross margin was 30.8 percent of sales in the first six months of 2004, versus 28.2 percent in the same period in 2003. We began the second quarter with strong sales performance. However, in June, sales softened across much of the country and many competitors in the apparel and footwear market took clearance markdowns earlier in the season. In July, we chose to remain less promotional than the prior year in order to protect our gross margins.

During the second quarter of 2004, we initiated a restructuring plan and took action related to five strategic initiatives that are directed toward sharpening our focus on our core business strategy, increasing profitability, improving our operating margin and building long-term shareowner value. The strategic initiatives include:

•	The sale or disposal of 181 Parade stores (the restructuring excludes 3 Parade stores already scheduled to be closed in the normal course of business), and related operations;

•	The sale or disposal of all 32 Payless ShoeSource stores in Peru and Chile, and related operations;

•	The closing of approximately 260 Payless ShoeSource stores, in addition to the approximately 230 stores that had originally been scheduled for closing or relocation as a part of the normal course of business in fiscal 2004;

•	The reduction of wholesale businesses that provide no significant growth opportunity, and;

•	A comprehensive review of our expense structure and appropriate reductions to improve profitability.

As part of the strategic initiatives, we recorded a non-cash restructuring charge of $36.7 million related to the impairment of the assets associated with Chile, Peru, Parade and the approximately 260 Payless stores to be closed.

In addition to the impairment charge, we estimate that the restructuring costs for lease terminations, severance, and other exit activities relating to the strategic initiatives could be in the range of $40 million to $60 million. However, the final financial impact of the strategic initiatives is dependent upon the ultimate exit transactions. We intend to complete the strategic initiatives by the end of fiscal 2004.

Our cash and cash equivalents balance at the end of the 2004 second quarter was $185.7 million, an increase of $36.8 million from the end of 2003 and $71.3 million over the 2003 second quarter. Total inventories at the end of the 2004 second quarter were $414.3 million, a reduction of $4.3 million from the 2003 second quarter. Inventory per store declined by 2 percent on a cost basis and 5 percent on a unit basis over the same period.

Despite disappointing sales results in the second quarter, we remain committed to our core business strategy: to be the Merchandise Authority in value-priced footwear and accessories. Our strategy, the result of intensive study, testing and review, is designed to distinctively position us in the value-priced footwear and accessories marketplace. We believe that the effective execution of our strategy is the best means for us to build shareowner value over the long term.

We will attempt to do so through:

•	More consistent, improved execution of our Merchandise Authority strategy, delivering value to customers through merchandise that is right, distinctive and targeted for our customers;

•	Tight control of inventory, reacting quickly to changes in consumer demand in order to minimize the need for markdowns.

•	Focused marketing with complete alignment of messages;

•	Continued emphasis on educating our store associates to use key service behaviors that have been identified to impact conversion; and,

•	Completion of our restructuring plan in a timely manner.

REVIEW OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the quarters ended July 31, 2004 (2004) and August 2, 2003 (2003).

NET EARNINGS

We posted net earnings of $3.7 million in the second quarter of 2004 compared with net earnings of $5.2 million in the second quarter of 2003. For the first six months of 2004 net earnings were $17.5 million compared with $19.3 million in the 2003 period. The following table presents the components of costs and expenses, as a percent of revenues, for the second quarter and first six months of 2004 and 2003.

	Second Quarter		First Six Months
	2004	2003	2004	2003
Cost of sales	69.1%	72.9%	69.2%	71.8%
Selling, general and administrative expense	26.2	25.8	26.9	25.8
Restructuring charges	5.0	—	2.6	—

Operating (loss) profit	(0.3)	1.3	1.3	2.4
Interest expense, net	0.6	0.4	0.6	0.5

(Loss) Earnings before income taxes and minority interest	(0.9)	0.9	0.7	1.9
Effective income tax rate*	58.2%	36.5%	23.2%	36.5%

(Loss) Earnings before minority interest	(0.4)	0.5	0.6	1.2
Minority interest	0.9	0.2	0.6	0.2

Net Earnings	0.5%	0.7%	1.2%	1.4%

* Percent of pre-tax (loss) earnings

NET SALES

Net sales are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its GAAP sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the second quarter and first six months of 2004 and 2003 exclude 212 stores in the South American and Central American Regions.

Sales percent increases (decreases) are as follows:

	Second Quarter		First Six Months
	2004	2003	2004	2003
Net Sales	(0.5)%	(5.8)%	1.4%	(5.6)%
Same-store Sales	(0.9)	(6.4)	0.9	(6.3)
Average selling price per unit	8.3	0.1	7.5	2.8
Unit volume	(7.5)	(5.8)	(5.3)	(8.2)
Footwear average selling price per unit	6.5	0.2	3.7	3.1
Footwear unit volume	(6.2)%	(7.6)%	(2.4)%	(9.8)%

Net sales for the 2004 second quarter totaled $727.9 million compared with $731.5 million in the 2003 second quarter. Net sales and same-store sales decreased in the second quarter of 2004 from 2003 primarily due to a more promotional footwear environment beginning in mid-June and our decision to remain less promotional than last year in order to protect our gross margins. Furthermore, in June, sales of seasonal merchandise were affected by the rainy and cool weather across much of the country. It is also likely that consumer buying patterns throughout the quarter were impacted by higher energy prices.

Net sales for the first six months of 2004 totaled $1,449.9 million compared with $1,429.2 million in the first six months of 2003. Net sales and same-store sales increased in the first six months of 2004 from 2003 primarily due to positive sales performance in women’s sandals and dress shoes, and accessories.

COST OF SALES

Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $502.7 million in the 2004 second quarter, down 5.7 percent from $533.2 million in the 2003 second quarter. For the first six months of 2004, cost of sales was $1,003.5 million, down 2.2 percent from $1,026.5 million in 2003.

As a percentage of net sales, cost of sales was 69.1 percent in the second quarter of 2004, compared with 72.9 percent in the second quarter of 2003. As a percentage of net sales, cost of sales was 69.2 percent in the first six months of 2004, compared with 71.8 percent in the first six months of 2003. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial markups and fewer markdowns relative to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $190.7 million in the second quarter of 2004, an increase of 1.1 percent from $188.7 million in the second quarter of 2003. For the first six months of 2004, selling, general and administrative expenses were $390.0 million, an increase of 5.7 percent from $368.8 million in the 2003 period.

As a percentage of net sales, selling, general and administrative expenses were 26.2 percent during the second quarter of 2004 compared with 25.8 percent in the second quarter of 2003. For the first six months of 2004, selling, general and administrative expenses as a percentage of net sales were 26.9 percent compared with 25.8 percent in the 2003 period.

The increase in the second quarter of 2004 was primarily the result of $5.3 million of additional payroll and payroll-related costs, $2.5 million in increased professional services related to a proxy contest and Sarbanes-Oxley compliance, $2.2 million in increased workers’ compensation insurance costs, and negative leverage due to lower sales partially offset by a $2.6 million decrease in advertising expense and $2.4 million in decreased medical insurance costs. In addition, during the second quarter of 2003 we wrote off $2.1 million in debt issuance costs in conjunction with our debt restructuring. The increase in the first six months of 2004 was primarily the result of $12.6 million of additional payroll and payroll-related costs, $5.2 million of additional advertising expense, $4.2 million in increased worker’s compensation insurance costs, $3.1 million in increased professional services related to the proxy contest and Sarbanes-Oxley compliance, and $2.3 million in increased travel, partially offset by $3.7 million in decreased medical insurance costs, positive leverage due to higher same-store sales and the write off of $3.1 million in debt costs in conjunction with our debt restructuring during the 2003 period.

RESTRUCTURING

The $36.7 million non-cash restructuring charge relates to the impairment of long-lived assets associated with Chile, Peru, Parade and the approximately 260 Payless stores to be closed.

INTEREST EXPENSE, NET

Net interest expense increased from $3.3 million in the second quarter of 2003 to $4.5 million in the second quarter of 2004. For the first six months of 2004, net interest expense increased from $7.4 million in the first six months of 2003 to $8.9 million. The increase in net interest expense reflects the higher interest rate associated with the Senior Subordinated Notes compared with the $200 million term loan portion of the credit facility that was in place during 2003.

EFFECTIVE INCOME TAX RATE

In the second quarter of 2004, the impact of impairment charges and expected restructuring costs on estimated annual taxable income resulted in a revised projection of the effective income tax rate for the full fiscal year. In order to record the revised estimated effective tax rate for the year, an adjustment was required in the second quarter, resulting in a 58.2 percent effective income tax benefit for the second quarter of 2004 and a 23.2 percent effective income tax rate for the first six months of 2004. The Company’s effective income tax rate was 36.5 percent in the second quarter and first six months of 2003.

MINORITY INTEREST, NET OF TAX

Minority interest represents our joint venture partners’ share of net earnings or losses on international operations. The increase in minority interest in the second quarter of 2004 is due primarily to the impairment charge recorded on operations in Peru and Chile.

LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2004 with a cash balance of $185.7 million, an increase of $71.3 million over the 2003 second quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.

Cash Flow Provided by Operating Activities

Cash flow provided by operations was $85.5 million in the first six months of 2004, compared with $118.4 million in the 2003 period. As a percentage of net sales, cash flow from operations was 5.9 percent in the first six months of 2004, compared with 8.3 percent in the same period in 2003. The significant changes in cash flow during the first six months of 2004 as compared with the 2003 period are as follows: higher net earnings (excluding the $36.7 million non-cash restructuring charge in the second quarter of 2004); inventory increased by $21.9 million in 2004 compared with a $33.9 million decrease in 2003 for a net cash outflow of $55.8 million due primarily to lower inventory at the beginning of 2004 compared with 2003; accounts payable decreased $3.1 million in 2004 compared with a $7.9 million increase in 2003 for a net cash outflow of $11 million; and accrued expenses increased $28.8 million in 2004 compared with a $5.1 million decrease in 2003 for a net cash inflow of $33.9 million primarily due to accrued interest, accrued payroll-related costs and accrued insurance costs.

Cash Flow Used in Investing Activities

In the first six months of 2004, our capital expenditures totaled $51.0 million, compared with $55.3 million for the same period in 2003. We estimate that capital expenditures for the remainder of the year will be $59.0 million, including $0.9 million to be contributed by our joint venture partners in the Central American and South American Regions. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance all of these expenditures.

Cash Flow Provided by Financing Activities

In January 2004, we replaced our $150 million senior secured revolving credit facility (the “Old Facility”) with a new $200 million senior secured revolving credit facility (the “New Facility”). Funds borrowed under the New Facility are secured by domestic merchandise inventory and receivables. We may borrow up to $200 million through the New Facility, subject to a sufficient borrowing base. The New Facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the agreement governing the New Facility. The margin on the New Facility varies based upon certain borrowing levels specified in the agreement governing the New Facility. The variable interest rate at July 31, 2004, was 2.95 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The New Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at our option. No amounts were drawn on the New Facility as of July 31, 2004. Based on our borrowing base, we may borrow up to $200.0 million under the New Facility, less $16.1 million in outstanding letters of credit as of July 31, 2004.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of July 31, 2004, we were in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of our Old Facility. As of July 31, 2004, the fair value of the Notes was $195.0 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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

Financial Commitments

As a result of the restructuring, we estimate that cash commitments for lease terminations, severance and other exit activities could be in the range $40 million to $60 million. However, the final financial impact of the restructuring is dependent upon the ultimate exit transactions.

As of July 31, 2004, no amounts were drawn against our $200 million revolving credit facility. The availability under the New Facility has been reduced, however, by $16.1 million in outstanding letters of credit. For a discussion of our contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2004. There have been no significant developments with respect to our contractual obligations since January 31, 2004.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

	July 31,	August 2,	January 31,
	2004	2003	2004
Current Ratio	2.3	2.4	2.3
Debt-Capitalization Ratio*	27.6%	27.5%	28.1%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 66.1%, 64.4% and 66.0% respectively, for the periods referred to above.

STORE ACTIVITY

As of July 31, 2004, we operated 5,072 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, and the Central and South American Regions. The following table presents the change in store count for the entire company for the second quarter and first six months of 2004 and 2003. We consider a store relocation to be both a store opening and a store closing.

	Second Quarter		First Six Months
	2004	2003	2004	2003
Beginning of period	5,066	5,003	5,042	4,992
Stores opened	68	58	148	118
Stores closed	(62)	(41)	(118)	(90)

Ending store count	5,072	5,020	5,072	5,020

As of July 31, 2004, we operated 150 stores in the Central America Region, 62 stores in the South America Region and 296 stores in Canada. We have entered into a joint venture agreement to operate Payless ShoeSource stores in Japan. We own 60 percent of the Japanese joint venture and, therefore, will consolidate the results of such operations in our financial statements. We intend to open the first test store in Japan during 2004. We have curtailed any other expansion into new international markets to focus on our core business.

We intend to exit from all 32 stores in Chile and Peru, 181 Parade stores and approximately 260 Payless stores pursuant to the restructuring plan strategic initiatives. Furthermore, 230 stores were already scheduled for closing or relocation as part of the normal course of business in 2004. In total, we now intend to close approximately 700 to 705 stores in 2004. In addition to store closings, we remain on schedule to open approximately 300 new stores in 2004, resulting in a total expected net reduction of 400 to 405 stores for the year. We began the year with 5,042 stores. Thus, our store count is expected to be approximately 4,640 stores at the end of 2004.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 1.25 percent to 2.0 percent, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.

FOREIGN CURRENCY RISK

We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the quarters and six-month periods ended July 31, 2004, and August 2, 2003, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.

ITEM 4 - CONTROLS AND PROCEDURES

As of July 31, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities Exchange Commission.

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

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended July 31, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares Purchased (1)	Average Price Paid	Publicly Announced	Purchased Under the Plans or
Period	(in Thousands)	per Share	Plans or Programs (2)	Programs (in Millions) (3)
05/02/04 – 05/29/04	12	$16.02	0	$248.2
05/30/04 – 07/03/04	4	$16.04	0	$248.2
07/04/04 – 07/31/04	4	$14.30	0	$248.2

Total	20	$15.67	0	248.2

(1) We repurchased an aggregate of 19,636 shares of our common stock in connection with our employee stock purchase and stock incentive plans.

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

     * Filed herewith

(b) Reports on Form 8-K

On September 2, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 5.02, 7.01 and 8.01 the Company’s press release announcing its sales for the fiscal month of August, which ended August 28, 2004 and certain management restructuring actions.

On August 12, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 9 and 12 the Company’s press release announcing its results for the second fiscal quarter of 2004, which ended July 31, 2004.

On August 5, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 5 and 9 the Company’s press release announcing its sales for the fiscal month of July, which ended July 31, 2004.

On July 29, 2004, the Company filed a Current Report on Form 8-K furnishing under Item 5 the Company’s press release announcing that it is considering certain strategic alternatives.

On July 26, 2004, the Company filed a Current Report on Form 8-K furnishing under Item 5 the Company’s press release announcing the election of Judith K. Hofer to the Company’s Board of Directors and its Compensation, Nominating and Governance Committee.

On July 8, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 5 and 9 the Company’s press release announcing its sales for the fiscal month of June, which ended July 3, 2004.

On June 3, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 5 and 9 the Company’s press release announcing its sales for the fiscal month of May, which ended May 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYLESS SHOESOURCE, INC.
Date: September 7, 2004	By:	/s/ Steven J. Douglass
Steven J. Douglass
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: September 7, 2004	By:	/s/ Ullrich E. Porzig
Ullrich E. Porzig
Senior Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)