Form 10-Q
period 2004-10-30
PAYLESS SHOESOURCE INC /DE/
filed 2004-12-09
CIK 1060232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended October 30, 2004

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

Common Stock, $.01 par value
68,093,770 shares as of December 6, 2004

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 30,	November 1,	January 31,
(dollars in millions)	2004	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$226.1	$140.8	$148.9
Restricted cash	18.5	33.5	33.5
Inventories	375.9	410.7	392.4
Current deferred income taxes	27.0	13.8	17.3
Other current assets	62.5	80.0	61.0

Total current assets	710.0	678.8	653.1
Property and Equipment:
Land	8.0	8.0	8.0
Buildings and leasehold improvements	649.1	652.5	666.5
Furniture, fixtures and equipment	548.3	509.4	517.6
Property under capital leases	4.6	4.6	4.6

Total property and equipment	1,210.0	1,174.5	1,196.7
Accumulated depreciation and amortization	(804.8)	(750.6)	(764.7)

Property and equipment, net	405.2	423.9	432.0
Favorable leases, net	22.7	30.6	29.2
Deferred income taxes	32.9	22.8	27.7
Goodwill	5.9	5.9	5.9
Other assets	26.2	32.0	24.9

Total Assets	$1,202.9	$1,194.0	$1,172.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of debt	$3.5	$0.9	$0.9
Notes payable	18.5	33.5	33.5
Accounts payable	110.7	131.2	133.0
Accrued expenses	158.9	130.9	117.8

Total current liabilities	291.6	296.5	285.2
Long-term debt	202.1	202.9	202.8
Other liabilities	65.9	57.5	61.3
Minority interest	7.7	16.4	16.0
Total shareowners’ equity	635.6	620.7	607.5

Total Liabilities and Shareowners’ Equity	$1,202.9	$1,194.0	$1,172.8

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

	13 Weeks Ended		39 Weeks Ended
(dollars and shares in millions, except per share)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$687.3	$709.7	$2,137.2	$2,138.9
Cost of sales	485.2	520.5	1,488.7	1,546.9
Selling, general and administrative expenses	183.1	190.1	573.1	558.9
Restructuring charges	7.3	—	44.0	—

Operating profit (loss)	11.7	(0.9)	31.4	33.1
Interest expense	5.5	6.0	16.7	15.4
Interest income	(1.2)	(1.1)	(3.5)	(3.1)

Earnings (Loss) before income taxes and minority interest	7.4	(5.8)	18.2	20.8
Provision (Benefit) for income taxes	2.1	(2.1)	4.6	7.6

Earnings (Loss) before minority interest	5.3	(3.7)	13.6	13.2
Minority interest, net of income tax	1.3	1.5	10.4	3.9

Net Earnings (Loss)	$6.6	$(2.2)	$24.0	$17.1

Diluted Earnings (Loss) per Share	$0.10	$(0.03)	$0.35	$0.25

Basic Earnings (Loss) per Share	$0.10	$(0.03)	$0.35	$0.25

Diluted Weighted Average Shares Outstanding	68.0	68.1	68.0	68.1

Basic Weighted Average Shares Outstanding	68.0	68.1	68.0	68.0

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	39 Weeks Ended
(dollars in millions)	October 30, 2004	November 1, 2003
Operating Activities:
Net earnings	$24.0	$17.1
Adjustments for non-cash items included in net earnings:
Non-cash component of restructuring charges	36.8	—
Loss on impairment of and disposal of assets	6.7	13.1
Depreciation and amortization	73.9	74.8
Amortization of deferred financing costs	0.9	3.8
Amortization of unearned restricted stock	0.5	0.5
Deferred income taxes	(14.9)	8.8
Minority interest, net of tax	(10.4)	(3.9)
Income tax charge of stock option exercises	(0.1)	—
Changes in working capital:
Inventories	15.5	41.8
Other current assets	(1.5)	(21.2)
Accounts payable	(22.3)	24.8
Accrued expenses	41.1	6.3
Other assets and liabilities, net	2.1	5.7

Cash flow provided by operating activities	152.3	171.6

Investing Activities:
Capital expenditures	(77.9)	(81.9)
Disposition of property and equipment	—	1.0

Cash flow used in investing activities	(77.9)	(80.9)

Financing Activities:
(Repayment) Issuance of notes payable	(15.0)	5.0
Restricted cash	15.0	(5.0)
Issuance of debt	2.4	196.7
Payment of deferred financing costs	(0.2)	(5.5)
Repayment of debt	(0.7)	(216.8)
Net purchases of common stock	(0.8)	(0.3)
Contributions by minority owners	1.9	3.6
Other financing activities	0.2	(1.1)

Cash flow provided by (used in) financing activities	2.8	(23.4)

Increase in cash and cash equivalents	77.2	67.3
Cash and cash equivalents, beginning of year	148.9	73.5

Cash and cash equivalents, end of period	$226.1	$140.8

Cash paid during the period for:
Interest	$20.8	$11.6
Income Taxes	$1.6	$17.1

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 30-52) in the Company’s 2003 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. During 2003, the Company changed the reporting period for its operations in the Central American and South American Regions to use a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Chile, Ecuador and Peru. The Company also has a 60-percent ownership interest in a Japanese joint venture. Japanese operations are reported on a one-month lag using a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. The results for the three-month period and nine-month period ended October 30, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 29, 2005.

NOTE 2. STOCK-BASED COMPENSATION. The Company follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant.

SFAS 123, “Accounting for Stock-Based Compensation,” provides an alternative method of accounting for stock-based compensation, which establishes a fair value based method of accounting for employee stock options or similar equity instruments. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The fair value is recognized over the option vesting period. The following table presents the effect on net earnings (loss) and earnings (loss) per share had the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

	13 Weeks Ended		39 Weeks Ended
(dollars in millions, except per share amounts)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net earnings (loss):
As reported	$6.6	$(2.2)	$24.0	$17.1
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	0.2	0.2	0.8	0.4
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	0.8	1.3	2.7	4.1

Pro forma	$6.0	$(3.3)	$22.1	$13.4

Diluted earnings (loss) per share:
As reported	$0.10	$(0.03)	$0.35	$0.25
Pro forma	$0.09	$(0.05)	$0.32	$0.19
Basic earnings (loss) per share:
As reported	$0.10	$(0.03)	$0.35	$0.25
Pro forma	$0.09	$(0.05)	$0.32	$0.19

NOTE 3. INVENTORIES. Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $8.3 million, $15.6 million and $19.5 million are included in inventories in the condensed consolidated balance sheet at October 30, 2004, November 1, 2003, and January 31, 2004, respectively.

NOTE 4. INTANGIBLES. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. No impairment loss was recorded during the first nine months of 2004 related to goodwill; however, as part of the $36.8 million restructuring charges discussed in Footnote 10, the Company reduced the carrying value of the favorable leases associated with the Payless stores to be closed by $1.9 million during the quarter ended July 31, 2004.

Favorable leases subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	October 30, 2004	November 1, 2003	January 31, 2004
Gross carrying amount	$80.8	$88.4	$87.9
Less: accumulated amortization	58.1	57.8	58.7

Carrying amount, end of period	$22.7	$30.6	$29.2

Amortization expense on favorable leases was as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in millions)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Amortization expense on favorable leases	$1.0	$1.2	$3.2	$3.8

The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount
Remainder of 2004	$1.0
2005	3.8
2006	3.4
2007	2.9
2008	2.6

NOTE 5. LONG-TERM DEBT AND LINE OF CREDIT. In January 2004, the Company replaced its $150 million senior secured revolving credit facility (the “Old Facility”) with a new $200 million senior secured revolving credit facility (the “New Facility”). Funds borrowed under the New Facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the New Facility, subject to a sufficient borrowing base. The New Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.25 percent to 2.0 percent, or the base rate as defined in the agreement governing the New Facility. The margin on the New Facility varies based upon certain borrowing levels specified in the agreement governing the New Facility. The variable interest rate including the applicable variable margin at October 30, 2004, was 3.4 percent. A monthly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The New Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the New Facility as of October 30, 2004. Based on its borrowing base, the Company may borrow up to $200.0 million under its New Facility, less $17.4 million in outstanding letters of credit as of October 30, 2004.

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of October 30, 2004, the Company was in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of the Company’s Old Facility. As of October 30, 2004, the fair value of the Notes was $195.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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

The components of net periodic benefit costs for the plan were:

	13 Weeks Ended		39 Weeks Ended
(dollars in millions)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Components of pension expense:
Service cost	$0.3	$0.3	$0.7	$0.7
Interest cost	0.4	0.3	1.0	0.9
Amortization of prior service cost	—	0.1	0.2	0.1
Amortization of actuarial loss	—	—	0.2	0.2

Total	$0.7	$0.7	$2.1	$1.9

NOTE 7. INCOME TAXES. The Company’s effective income tax rate was 28.4 percent in the third quarter and 25.3 percent for the first nine months of 2004. The effective income tax rate of 28.4 percent for the third quarter includes an adjustment to reflect an effective tax rate of 25.3 percent for the first nine months of the year. The Company anticipates a tax benefit at the rate of 25.3 percent for the full fiscal year 2004. The Company’s effective income tax rate was 36.5 percent in the third quarter and first nine months of 2003.

NOTE 8. COMPREHENSIVE INCOME (LOSS). The following table shows the computation of comprehensive income (loss):

	13 Weeks Ended		39 Weeks Ended
(dollars in millions)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net Earnings (Loss)	$6.6	$(2.2)	$24.0	$17.1
Other Comprehensive Gain (Loss):
Change in fair value of derivatives	—	—	—	0.1
Derivative losses translated into interest expense	—	—	—	1.7
Foreign currency translation adjustments	5.2	(0.8)	4.4	3.4

Total other comprehensive gain (loss)	5.2	(0.8)	4.4	5.2

Total Comprehensive Income (Loss)	$11.8	$(3.0)	$28.4	$22.3

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

NOTE 10. RESTRUCTURING CHARGES. During the second quarter of 2004, the Company initiated a restructuring plan to build long-term shareowner value. Components of the restructuring plan include:

•	Exiting all 181 Parade stores, and related operations;

•	Exiting all 32 Payless ShoeSource stores in Chile and Peru;

•	The closing of approximately 260 Payless ShoeSource stores. These store closings differ from closings in the normal course of business in that they have longer remaining lease terms;

•	The reduction of wholesale businesses that provide no significant growth opportunity, and;

•	A comprehensive review of the Company’s expense structure and appropriate reductions to improve profitability.

As part of the restructuring, during the second quarter of 2004 the Company recorded a non-cash impairment charge of $36.7 million related to a reassessment of the carrying value of the long-lived assets associated with the 32 stores in Chile and Peru, the 181 Parade stores and the approximately 260 Payless stores to be closed. The impairment charge includes a $1.9 million reduction in the carrying value of favorable leases.

During the third quarter of 2004, the Company recorded $7.3 million in restructuring charges primarily related to severance costs, contract termination costs and the reduction in carrying value of assets. The Company eliminated approximately 200 management and administrative positions, closed 65 stores and began to liquidate inventory in its Payless and Parade stores identified for closing. In conjunction with the liquidation, the Company recorded $0.4 million in inventory markdowns to reflect inventory at lower of cost or market. Such markdowns are reflected in cost of sales in the condensed consolidated statement of earnings (loss). Third-party liquidation sales are recognized at the time the sale is made to the customer, are calculated based upon contractually guaranteed amounts pursuant to our agreements with liquidators and are net of associated fees. On October 27, 2004, the Company entered into an agreement to transfer ownership of its Peruvian entity and related operations and liabilities to Orion Investment Capital Inc. (“Orion”), an entity comprised of some owners of the Company’s South American joint venture partner, effective November 15, 2004, in consideration of Orion assuming the liabilities of the entity. In conjunction with this transaction, the Company recorded approximately $1 million of reductions in the carrying value of assets during the third quarter.

The Company estimates that the total charge related to the restructuring will be in the range of $77 to $90 million, consisting of contract termination costs of $31 to $44 million, asset impairments and net disposal losses of approximately $36 million, employee severance costs of approximately $9 million and other costs of approximately $1 million. The cash component of the total expected charge of $77 to $90 million is expected to be approximately $40 to $53 million, not including the related tax benefit. The Company is in the process of negotiating contract terminations, and the ultimate cost related to these terminations will depend upon the results of the negotiations. The Company expects to incur substantially all such charges in 2004.

The significant components of the restructuring charge incurred to date are summarized as follows:

	13 Weeks Ended	39 Weeks Ended
(dollars in millions)	October 30, 2004	October 30, 2004
Asset impairments and net disposal losses	$0.1	$36.8
Employee severance costs	5.3	5.3
Contract termination costs	1.1	1.1
Other exit costs	0.8	0.8

Total	$7.3	$44.0

The status of the restructuring-related liabilities, which are included in accrued expenses in the condensed consolidated balances sheets, are summarized below:

	13 Weeks Ended October 30, 2004
			Accrual Balance as of
(dollars in millions)	Cash Charges	Cash Payments	October 30, 2004
Employee severance costs	$5.4	$1.7	$3.7
Contract termination costs	1.4	0.8	0.6
Other exit costs	0.8	0.8	—

Total	$7.6	$3.3	$4.3

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the fair value of the long-lived assets evaluated for recoverability was determined using the present value of estimated future cash flows. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” employee severance, contract termination and other exit costs are recorded at their fair value when they are incurred.

The Payless and Parade stores located in Chile, Peru, Puerto Rico and Canada are components of the Payless International segment. The Parade and Payless stores located in the United States are components of the Payless Domestic segment. The Company estimates the total restructuring charge related to the Payless Domestic segment to be between $64 and $73 million, and the total restructuring charge related to the Payless International segment to be between $13 million and $17 million. A summary of the restructuring charge by segment is as follows:

	13 Weeks Ended	39 Weeks Ended
(dollars in millions)	October 30, 2004	October 30, 2004
Payless Domestic	$4.6	$32.1
Payless International	2.7	11.9

Total	$7.3	$44.0

NOTE 11. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands and operations in Japan. The Company’s operations in its Central American Region, its South American Region and Japan are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $5.9 million during the third quarter of 2004 and $4.3 million during the same period in 2003. For the first nine months of 2004, these total costs and fees amounted to $15.4 million, compared with $13.3 million for the first nine months of 2003. The Company’s reporting period for its operations in the South American Region, the Central American Region and Japan is a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

(dollars in millions)	Payless Domestic	Payless International	Payless Consolidated
Thirteen weeks ended October 30, 2004
Revenues from external customers	$603.7	$83.6	$687.3
Operating profit (loss)	17.1	(5.4)	11.7
Thirty-nine weeks ended October 30, 2004
Revenues from external customers	$1,893.9	$243.3	$2,137.2
Operating profit (loss)	40.0	(8.6)	31.4
Total assets	1,027.5	175.4	1,202.9
Thirteen weeks ended November 1, 2003
Revenues from external customers	$631.2	$78.5	$709.7
Operating profit (loss)	0.8	(1.7)	(0.9)
Thirty-nine weeks ended November 1, 2003
Revenues from external customers	$1,909.1	$229.8	$2,138.9
Operating profit (loss)	38.5	(5.4)	33.1
Total assets	994.1	199.9	1,194.0

Total assets for the Payless Domestic segment include $5.9 million in goodwill as of October 30, 2004, and November 1, 2003.

NOTE 12. RECLASSIFICATIONS. Certain reclassifications have been made to prior years’ balances to conform to the current year presentation.

NOTE 13. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income (loss) and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange.

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

NOTE 16. SUBSIDIARY GUARANTORS OF SENIOR NOTES — CONDENSED CONSOLIDATING FINANCIAL INFORMATION. The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.

The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings (loss) and cash flows for Payless ShoeSource, Inc., a Delaware corporation (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and the Company for the thirteen-week and thirty-nine-week periods ended October 30, 2004, and November 1, 2003, and the related condensed consolidating balanced sheets as of October 30, 2004, November 1, 2003, and January 31, 2004. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.

The Non-guarantor Subsidiaries are made up of the Company’s retail operations in the Central American and South American Regions, Canada, Saipan, and Puerto Rico, operations in Japan and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. During 2003, the Company changed the reporting period for its operations in the Central American and South American Regions to use a December 31 year-end. Operations in the Central American Region, the South American Region and Japan are included in our results on a one-month lag relative to results from other regions. The effect of this one-month lag on our financial position and results of operations is not significant.

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of October 30, 2004

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$167.4	$58.7	$—	$226.1
Restricted cash	—	—	18.5	—	18.5
Inventories	—	308.6	70.5	(3.2)	375.9
Current deferred income taxes	—	27.0	—	—	27.0
Other current assets	14.1	58.8	40.3	(50.7)	62.5

Total current assets	14.1	561.8	188.0	(53.9)	710.0
Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	576.7	72.4	—	649.1
Furniture, fixtures and equipment	—	486.9	61.4	—	548.3
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,076.2	133.8	—	1,210.0
Accumulated depreciation and amortization	—	(740.4)	(64.4)	—	(804.8)

Property and equipment, net	—	335.8	69.4	—	405.2
Favorable leases, net	—	22.7	—	—	22.7
Deferred income taxes	—	22.9	10.0	—	32.9
Goodwill	—	5.9	—	—	5.9
Other assets	1,106.1	453.2	2.0	(1,535.1)	26.2

Total Assets	$1,120.2	$1,402.3	$269.4	$(1,589.0)	$1,202.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1.1	$2.4	$—	$3.5
Notes payable	—	—	18.5	—	18.5
Accounts payable	—	93.7	57.4	(40.4)	110.7
Accrued expenses	3.1	144.9	24.4	(13.5)	158.9

Total current liabilities	3.1	239.7	102.7	(53.9)	291.6
Long-term debt	480.0	1.1	4.0	(283.0)	202.1
Other liabilities	1.5	86.7	10.1	(32.4)	65.9
Minority interest	—	—	7.7	—	7.7
Total shareowners’ equity	635.6	1,074.8	144.9	(1,219.7)	635.6

Total Liabilities and Shareowners’ Equity	$1,120.2	$1,402.3	$269.4	$(1,589.0)	$1,202.9

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of November 1, 2003

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$106.3	$34.5	$—	$140.8
Restricted cash	—	—	33.5	—	33.5
Inventories	—	312.2	98.5	—	410.7
Current deferred income taxes	—	13.1	0.7	—	13.8
Other current assets	5.7	90.6	44.8	(61.1)	80.0

Total current assets	5.7	522.2	212.0	(61.1)	678.8
Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	584.3	68.2	—	652.5
Furniture, fixtures and equipment	—	451.1	58.3	—	509.4
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,048.0	126.5	—	1,174.5
Accumulated depreciation and amortization	—	(699.0)	(51.6)	—	(750.6)

Property and equipment, net	—	349.0	74.9	—	423.9
Favorable leases, net	—	30.6	—	—	30.6
Deferred income taxes	—	13.0	9.8	—	22.8
Goodwill	—	5.9	—	—	5.9
Other assets	1,105.5	426.0	14.2	(1,513.7)	32.0

Total Assets	$1,111.2	$1,346.7	$310.9	$(1,574.8)	$1,194.0

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	85.8	100.1	(54.7)	131.2
Accrued expenses	10.6	111.3	15.4	(6.4)	130.9

Total current liabilities	10.6	198.0	149.0	(61.1)	296.5
Long-term debt	479.9	2.1	4.0	(283.1)	202.9
Other liabilities	—	101.6	8.5	(52.6)	57.5
Minority interest	—	—	16.4	—	16.4
Total shareowners’ equity	620.7	1,045.0	133.0	(1,178.0)	620.7

Total Liabilities and Shareowners’ Equity	$1,111.2	$1,346.7	$310.9	$(1,574.8)	$1,194.0

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 31, 2004

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$77.5	$71.4	$—	$148.9
Restricted cash	—	—	33.5	—	33.5
Inventories	—	322.9	73.7	(4.2)	392.4
Current deferred income taxes	—	17.2	0.1	—	17.3
Other current assets	6.6	65.9	43.8	(55.3)	61.0

Total current assets	6.6	483.5	222.5	(59.5)	653.1
Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	593.9	72.6	—	666.5
Furniture, fixtures and equipment	—	457.4	60.2	—	517.6
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,063.9	132.8	—	1,196.7
Accumulated depreciation and amortization	—	(711.2)	(53.5)	—	(764.7)

Property and equipment, net	—	352.7	79.3	—	432.0
Favorable leases, net	—	29.2	—	—	29.2
Deferred income taxes	—	21.2	6.5	—	27.7
Goodwill	—	5.9	—	—	5.9
Other assets	1,088.2	440.7	3.5	(1,507.5)	24.9

Total Assets	$1,094.8	$1,333.2	$311.8	$(1,567.0)	$1,172.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	86.9	98.1	(52.0)	133.0
Accrued expenses	7.5	101.9	15.9	(7.5)	117.8

Total current liabilities	7.5	189.7	147.5	(59.5)	285.2
Long-term debt	479.8	2.0	4.0	(283.0)	202.8
Other liabilities	—	113.0	8.8	(60.5)	61.3
Minority interest	—	—	16.0	—	16.0
Total shareowners’ equity	607.5	1,028.5	135.5	(1,164.0)	607.5

Total Liabilities and Shareowners’ Equity	$1,094.8	$1,333.2	$311.8	$(1,567.0)	$1,172.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
For the Thirteen Weeks Ended October 30, 2004

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$636.7	$166.0	$(115.4)	$687.3
Cost of sales	—	466.4	132.1	(113.3)	485.2
Selling, general and administrative expense	0.8	151.5	32.9	(2.1)	183.1
Restructuring charges	—	5.8	1.5	—	7.3

Operating (loss) profit	(0.8)	13.0	(0.5)	—	11.7
Interest expense	6.9	0.1	0.8	(2.3)	5.5
Interest income	—	(2.9)	(0.6)	2.3	(1.2)
Equity in (loss) earnings of subsidiaries	(11.8)	3.1	—	8.7	—

Earnings (Loss) before income taxes and minority interest	4.1	12.7	(0.7)	(8.7)	7.4
(Benefit) Provision for income taxes	(2.5)	0.9	3.7	—	2.1

Earnings (Loss) before minority interest	6.6	11.8	(4.4)	(8.7)	5.3
Minority interest, net of income tax	—	—	1.3	—	1.3

Net earnings (loss)	$6.6	$11.8	$(3.1)	$(8.7)	$6.6

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
For the Thirteen Weeks Ended November 1, 2003

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$669.5	$162.3	$(122.1)	$709.7
Cost of sales	—	508.9	132.2	(120.6)	520.5
Selling, general and administrative expense	1.3	166.8	23.5	(1.5)	190.1

Operating (loss) profit	(1.3)	(6.2)	6.6	—	(0.9)
Interest expense	5.3	2.0	1.0	(2.3)	6.0
Interest income	—	(2.5)	(0.9)	2.3	(1.1)
Equity in (loss) earnings of subsidiaries	(2.0)	(8.2)	—	10.2	—

(Loss) Earnings before income taxes and minority interest	(4.6)	2.5	6.5	(10.2)	(5.8)
(Benefit) Provision for income taxes	(2.4)	0.5	(0.2)	—	(2.1)

(Loss) Earnings before minority interest	(2.2)	2.0	6.7	(10.2)	(3.7)
Minority interest, net of tax	—	—	1.5	—	1.5

Net (loss) earnings	$(2.2)	$2.0	$8.2	$(10.2)	$(2.2)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
For the Thirty-nine Weeks Ended October 30, 2004

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,990.7	$495.9	$(349.4)	$2,137.2
Cost of sales	—	1,422.6	409.0	(342.9)	1,488.7
Selling, general and administrative expense	1.8	501.4	76.4	(6.5)	573.1
Restructuring charges	—	33.3	10.7	—	44.0

Operating (loss) profit	(1.8)	33.4	(0.2)	—	31.4
Interest expense	19.6	0.3	3.5	(6.7)	16.7
Interest income	—	(7.7)	(2.5)	6.7	(3.5)
Equity in (loss) earnings of subsidiaries	(37.9)	(7.1)	—	45.0	—

Earnings (Loss) before income taxes and minority interest	16.5	47.9	(1.2)	(45.0)	18.2
Provision (Benefit) for income taxes	(7.5)	10.0	2.1	—	4.6

Earnings (Loss) before minority interest	24.0	37.9	(3.3)	(45.0)	13.6
Minority interest, net of income tax	—	—	10.4	—	10.4

Net earnings (loss)	$24.0	$37.9	$7.1	$(45.0)	$24.0

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
For the Thirty-nine Weeks Ended November 1, 2003

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,009.6	$519.7	$(390.4)	$2,138.9
Cost of sales	—	1,502.7	429.7	(385.5)	1,546.9
Selling, general and administrative expense	1.4	492.9	69.4	(4.8)	558.9

Operating (loss) profit	(1.4)	14.0	20.6	(0.1)	33.1
Interest expense	11.8	9.1	3.1	(8.6)	15.4
Interest income	—	(9.1)	(2.5)	8.5	(3.1)
Equity in (loss) earnings of subsidiaries	(25.5)	(25.1)	—	50.6	—

Earnings before income taxes and minority interest	12.3	39.1	20.0	(50.6)	20.8
(Benefit) Provision for income taxes	(4.8)	13.6	(1.2)	—	7.6

Earnings before minority interest	17.1	25.5	21.2	(50.6)	13.2
Minority interest, net of income tax	—	—	3.9	—	3.9

Net earnings	$17.1	$25.5	$25.1	$(50.6)	$17.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirty-nine Weeks Ended October 30, 2004

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net Earnings	$24.0	$37.9	$7.1	$(45.0)	$24.0
Adjustments for non-cash items included in earnings:
Non-cash component of restructuring charges	—	26.8	10.0	—	36.8
Loss on impairment of and disposal of assets	—	5.6	1.1	—	6.7
Depreciation and amortization	—	64.5	9.4	—	73.9
Amortization of deferred financing costs	0.2	0.7	—	—	0.9
Amortization of unearned restricted stock	—	0.5	—	—	0.5
Deferred income taxes	—	(11.5)	(3.4)	—	(14.9)
Minority interest, net of tax	—	—	(10.4)	—	(10.4)
Income tax charge of stock option exercises	(0.1)	—	—	—	(0.1)
Changes in working capital:
Inventories	—	14.3	2.2	(1.0)	15.5
Other current assets	(7.5)	7.1	3.5	(4.6)	(1.5)
Accounts payable	—	6.8	(40.7)	11.6	(22.3)
Accrued expenses	(4.4)	43.0	8.5	(6.0)	41.1
Other assets and liabilities, net	(11.4)	(31.2)	(0.3)	45.0	2.1

Cash flow provided by (used in) operating activities	0.8	164.5	(13.0)	—	152.3

Investing Activities:
Capital expenditures	—	(70.8)	(7.1)	—	(77.9)
Investment in subsidiaries	—	(2.9)	—	2.9	—

Cash flow used in investing activities	—	(73.7)	(7.1)	2.9	(77.9)

Financing Activities:
Repayment on notes payable	—	—	(15.0)	—	(15.0)
Restricted cash	—	—	15.0	—	15.0
Issuance of debt	—	—	2.4	—	2.4
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.7)	—	—	(0.7)
Net purchases of common stock	(0.8)	—	—	—	(0.8)
Contributions by parents	—	—	2.9	(2.9)	—
Contributions by minority owners	—	—	1.9	—	1.9
Other financing activities	—	—	0.2	—	0.2

Cash flow (used in) provided by financing activities	(0.8)	(0.9)	7.4	(2.9)	2.8

Increase (decrease) in cash	—	89.9	(12.7)	—	77.2
Cash and cash equivalents, beginning of period	—	77.5	71.4	—	148.9

Cash and cash equivalents, end of period	$—	$167.4	$58.7	$—	$226.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirty-nine Weeks Ended November 1, 2003

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net Earnings	$17.1	$25.5	$25.1	$(50.6)	$17.1
Adjustments for non-cash items included in earnings:
Loss on impairment of and disposal of assets	—	13.0	0.1	—	13.1
Depreciation and amortization	—	64.7	10.1	—	74.8
Amortization of deferred financing costs	—	3.8	—	—	3.8
Amortization of unearned restricted stock	—	0.5	—	—	0.5
Deferred income taxes	—	10.6	(1.8)	—	8.8
Minority interest, net of tax	—	—	(3.9)	—	(3.9)
Changes in working capital:
Inventories	—	57.0	(9.5)	(5.7)	41.8
Other current assets	(0.1)	76.1	(24.6)	(72.6)	(21.2)
Accounts payable	—	16.8	28.9	(20.9)	24.8
Accrued expenses	(59.4)	2.1	(5.6)	69.2	6.3
Other assets and liabilities, net	(31.6)	(54.6)	11.3	80.6	5.7

Cash flow provided by (used in) operating activities	(74.0)	215.5	30.1	—	171.6

Investing Activities:
Capital expenditures	—	(66.8)	(15.1)	—	(81.9)
Investment in subsidiaries	—	(5.4)	—	5.4	—
Repayment of loan from parent/subsidiary	—	146.9	—	(146.9)	—
Disposition of property and equipment	—	1.0	—	—	1.0

Cash flow provided by (used in) investing activities	—	75.7	(15.1)	(141.5)	(80.9)

Financing Activities:
Issuance of notes payable	—	—	5.0	—	5.0
Restricted cash	—	—	(5.0)	—	(5.0)
Issuance of debt	196.7	—	—	—	196.7
Payment of deferred financing costs	(5.5)	—	—	—	(5.5)
Repayment of debt	—	(216.8)	—	—	(216.8)
Loan from parent/subsidiary	(116.9)	—	(30.0)	146.9	—
Net purchases of common stock	(0.3)	—	—	—	(0.3)
Contributions by parents	—	—	5.4	(5.4)	—
Contributions by minority owners	—	—	3.6	—	3.6
Other financing activities	—	—	(1.1)	—	(1.1)

Cash flow used in financing activities	74.0	(216.8)	(22.1)	141.5	(23.4)

Increase in cash	—	74.4	(7.1)	—	67.3
Cash and cash equivalents, beginning of period	—	31.9	41.6	—	73.5

Cash and cash equivalents, end of period	$—	$106.3	$34.5	$—	$140.8

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to such matters as anticipated financial performance, international expansion opportunities, consumer spending patterns, capital expenditure plans, business prospects, products, future store openings and closings, possible strategic initiatives and similar matters. Forward looking statements are identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words. A variety of known and unknown risks and uncertainties and other factors could cause actual results and expectations to differ materially from the anticipated results or expectations which include, but are not limited to: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the Company’s suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company has retail locations or otherwise does business; changes in trade, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture; distribution or sale of product; congestion at major ocean ports; changes in the value of the dollar relative to the Chinese yuan and other currencies. Please refer to the Company’s 2003 Annual Report and its Form 10-K for the fiscal year ended January 31, 2004 for more information on these and other risk factors that could cause actual results to differ. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

We are the largest specialty family footwear retailer in the Western Hemisphere with retail stores in the United States, Canada, the Caribbean, and the Central American and South American Regions. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Chile, Ecuador and Peru; however, we intend to dispose of all store operations in Chile during 2004 and we have transferred ownership of our Peruvian entity and related operations and liabilities to an entity comprised of some owners of our South American joint venture partner effective November 15, 2004. Our Payless ShoeSource stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format, and our Parade stores offer fashionable, quality, private label women’s shoes at moderate prices in a self-selection shopping format; however, we intend to dispose of our Parade operations during 2004.

For the third quarter of 2004, total sales decreased 3.1 percent, or $22.4 million, to $687.3 million as compared to the third quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, decreased 3.1 percent. Gross margin was 29.4 percent of sales in the current year’s third quarter, versus 26.7 percent in the prior year’s third quarter. For the first nine months of 2004, total sales decreased 0.1 percent, or $1.7 million, to $2,137.2 as compared to the first nine months of 2003. Same-store sales decreased 0.4 percent. Gross margin was 30.3 percent of sales in the first nine months of 2004, versus 27.7 percent in the same period in 2003. The competitive environment in the third quarter remained highly promotional, a continuation of the environment that developed in the second quarter. During August and September we continued to be less promotional than the prior year in order to protect our gross margins. Sales during the month of October benefited from an increase in markdowns and a higher level of advertising than the prior two months.

During the third quarter of 2004, we announced a series of strategic initiatives as part of a restructuring plan designed to sharpen our focus on our core business strategy, reduce expenses, accelerate decision-making, increase profitability, improve our operating margin and build value for shareowners over the long-term. The strategic initiatives include:

•	Exiting all 181 Parade stores, and related operations;

•	Exiting all 32 Payless ShoeSource stores in Chile and Peru;

•	The closing of approximately 260 Payless ShoeSource stores. These store closings differ from closings in the normal course of business in that they have longer remaining lease terms;

•	The reduction of wholesale businesses that provide no significant growth opportunity, and;

•	A comprehensive review of the Company’s expense structure and appropriate reductions to improve profitability.

As part of the strategic initiatives, during the third quarter we eliminated approximately 200 management and administrative positions, closed 65 stores and began to liquidate inventory in our Payless and Parade stores identified for closing. During the third quarter, we recorded $7.3 million in restructuring charges primarily related to employee severance costs, contract termination costs and a reduction of the carrying value of our assets in Peru. This is in addition to a non-cash restructuring charge of $36.7 million recorded in the second quarter related to the impairment of the assets associated with Chile, Peru, Parade and the approximately 260 Payless stores to be closed.

We expect that the total restructuring costs will be in the range of $77 million to $90 million, with estimated remaining expenses of $33 million to $46 million expected in the fourth quarter. However, we are in the process of negotiating contract terminations, and the ultimate restructuring charge will depend upon the results of these negotiations. We intend to complete the strategic initiatives by the end of fiscal 2004.

Our cash and cash equivalents balance at the end of the 2004 third quarter was $226.1 million, an increase of $77.2 million from the end of 2003 and $85.3 million over the 2003 third quarter. Total inventories at the end of the 2004 third quarter were $375.9 million, a reduction of $34.8 million from the 2003 third quarter. Inventory per store declined by 8 percent on a cost basis and 10 percent on a footwear unit basis over the same period.

We are committed to serving the interest of our shareowners by building long-term value through consistent execution of our core business strategy: to be the Merchandise Authority in value-priced footwear and accessories. To improve the near-term execution of our strategy, we have adjusted certain key tactics including:

•	Simplifying our process for planning and executing merchandise assortments;

•	Refocusing and intensifying our messaging, increasing the frequency of communication with customers through print and broadcast media; and

•	Adjusting our store-level execution to achieve better balance between the tasks necessary to run a best-of-kind retail store and customer service through the use of our key service behaviors that have been identified to impact conversion.

Looking to the balance of the year, our strategy is to position the Company for improved performance in 2005 and beyond. To do so, we intend to complete all of our strategic initiatives by the end of fiscal 2004. We will continue to carefully manage our inventory receipts to assure that we end the year with our inventory appropriately positioned for the 2005 spring season. Consistent with this objective, our promotional level is likely to increase during the fourth quarter compared with the third quarter. We also intend to increase advertising during the fourth quarter as compared with the same period last year.

REVIEW OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the third quarter and nine months ended October 30, 2004 (2004) and November 1, 2003 (2003).

NET EARNINGS

We posted net earnings of $6.6 million in the third quarter of 2004 compared with a net loss of $2.2 million in the third quarter of 2003. For the first nine months of 2004 net earnings were $24.0 million compared with $17.1 million in the 2003 period.

The following table presents the components of costs and expenses, as a percent of revenues, for the third quarter and first nine months of 2004 and 2003.

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Cost of sales	70.6%	73.3%	69.7%	72.3%
Selling, general and administrative expense	26.6	26.8	26.8	26.1
Restructuring charges	1.1	—	2.0	—

Operating profit (loss)	1.7	(0.1)	1.5	1.6
Interest expense, net	0.6	0.7	0.6	0.6

Earnings (Loss) before income taxes and minority interest	1.1	(0.8)	0.9	1.0
Effective income tax rate*	28.4%	36.5%	25.3%	36.5%

Earnings (Loss) before minority interest	0.8	(0.5)	0.6	0.6
Minority interest	0.2	0.2	0.5	0.2

Net Earnings (Loss)	1.0%	(0.3)%	1.1%	0.8%

* Percent of pre-tax earnings (loss)

NET SALES

Net sales are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Third-party liquidation sales are recognized at the time the sale is made to the customer, are calculated based upon contractually guaranteed amounts pursuant to our agreements with liquidators and are net of associated fees. Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its GAAP sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the third quarter and first nine months of 2004 and 2003 exclude all stores in the South American and Central American Regions. In addition, beginning in October, all Parade stores and the North American Payless ShoeSource stores that are part of our previously announced strategic initiatives are excluded from same-store sales results.

Sales percent increases (decreases) are as follows:

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Net Sales	(3.1)%	(0.5)%	(0.1)%	(4.0)%
Same-store Sales	(3.1)	(1.4)	(0.4)	(4.7)
Average selling price per unit	8.2	(0.6)	7.6	1.8
Unit volume	(10.4)	0.1	(6.9)	(5.7)
Footwear average selling price per unit	10.0	(5.5)	5.4	0.6
Footwear unit volume	(12.4)%	4.0%	(5.5)%	(5.9)%

Net sales for the 2004 third quarter totaled $687.3 million compared with $709.7 million in the 2003 third quarter. Net sales and same-store sales decreased in the third quarter of 2004 from 2003 primarily due to a difficult competitive environment combined with our strategy to be less promotional than last year in order to protect our gross margins, particularly in the first two months of the quarter.

Net sales for the first nine months of 2004 were down slightly compared with the 2003 period. In the first nine months of 2004, net sales totaled $2,137.2 million compared with $2,138.9 million in the first nine months of 2003.

COST OF SALES

Cost of sales includes cost of merchandise sold, buying and occupancy costs and markdowns incurred to liquidate inventory in stores associated with the restructuring. Cost of sales was $485.2 million in the 2004 third quarter, down 6.8 percent from $520.5 million in the 2003 third quarter. For the first nine months of 2004, cost of sales was $1,488.7 million, down 3.8 percent from $1,546.9 million in 2003.

As a percentage of net sales, cost of sales was 70.6 percent in the third quarter of 2004, compared with 73.3 percent in the third quarter of 2003. As a percentage of net sales, cost of sales was 69.7 percent in the first nine months of 2004, compared with 72.3 percent in the first nine months of 2003. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial markups and fewer markdowns relative to the same period last year.

During the third quarter, we began to liquidate inventory in our Payless ShoeSource and Parade stores identified for closing. In conjunction with the liquidation, we recorded $0.4 million in inventory markdowns to reflect inventory at lower of cost or market. Such markdowns are reflected in cost of sales in the condensed consolidated statement of earnings (loss).

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $183.1 million in the third quarter of 2004, a decrease of 3.7 percent from $190.1 million in the third quarter of 2003. For the first nine months of 2004, selling, general and administrative expenses were $573.1 million, an increase of 2.5 percent from $558.9 million in the 2003 period.

As a percentage of net sales, selling, general and administrative expenses were 26.6 percent during the third quarter of 2004 compared with 26.8 percent in the third quarter of 2003. For the first nine months of 2004, selling, general and administrative expenses as a percentage of net sales were 26.8 percent compared with 26.1 percent in the 2003 period.

The decrease in the third quarter of 2004 was primarily the result of a $4.2 million decrease in advertising expense, as well as lower expenses for payroll and supplies, offset by increased bonus and professional service costs and negative leverage due to lower same-store sales. The increase in the first nine months of 2004 was primarily the result of $12.3 million of additional payroll and payroll-related costs, $4.4 million in increased worker’s compensation insurance costs, and $4.1 million in increased professional services related to the proxy contest and Sarbanes-Oxley compliance, partially offset by $2.1 million in decreased medical insurance costs and the write-off of $3.1 million in debt costs in conjunction with our debt restructuring during the 2003 period.

RESTRUCTURING CHARGES

The $7.3 million restructuring charge primarily relates to employee severance costs, contract termination costs and a reduction in the carrying value of assets for our Peruvian operations. The third quarter charges are in addition to the $36.7 million non-cash restructuring charge recorded in the second quarter related to the impairment of long-lived assets associated with Chile, Peru, Parade and the approximately 260 Payless stores to be closed.

INTEREST EXPENSE, NET

Net interest expense decreased from $4.9 million in the third quarter of 2003 to $4.3 million in the third quarter of 2004 due to increased interest income as a result of higher average invested cash balances compared to last year. Interest expense for the first nine months of 2004 was $13.2 million, an increase of $0.9 million over the same period last year. The increase in net interest expense reflects the higher interest rate associated with the Senior Subordinated Notes compared with the $200 million term loan portion of the credit facility that was in place during the first half of 2003.

EFFECTIVE INCOME TAX RATE

Our effective income tax rate was 28.4 percent in the third quarter and 25.3 percent for the first nine months of 2004. The effective income tax rate of 28.4 percent for the third quarter includes an adjustment to reflect an effective tax rate of 25.3 percent for the first nine months of the year. We anticipate a tax benefit at the rate of 25.3 percent for the full fiscal year 2004. Our effective income tax rate was 36.5 percent in the third quarter and first nine months of 2003.

MINORITY INTEREST, NET OF TAX

Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations. The increase in minority interest for first nine months of 2004 is due primarily to restructuring charges related to operations in Peru and Chile.

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2004 with a cash balance of $226.1 million, an increase of $85.3 million over the 2003 third quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.

Cash Flow Provided by Operating Activities

Cash flow provided by operations was $152.3 million in the first nine months of 2004, compared with $171.6 million in the 2003 period. As a percentage of net sales, cash flow from operations was 7.1 percent in the first nine months of 2004, compared with 8.0 percent in the same period in 2003. The significant changes in cash flow during the first nine months of 2004 as compared with the 2003 period are as follows: higher net earnings (excluding $36.8 million in non-cash restructuring charges); inventory decreased by $15.5 million in 2004 compared to $41.8 million in 2003 for a net cash outflow of $26.3 million due primarily to lower inventory levels at the beginning of 2004 compared to 2003; accounts payable decreased $22.3 million in 2004 compared to a $24.8 million increase in 2003 for a net cash outflow of $47.1 million; and accrued expenses increased $41.1 million in 2004 compared to $6.3 million in 2003 for a net cash inflow of $34.8 million due primarily to accrued income taxes, accrued payroll-related costs, accrued insurance costs and accrued restructuring charges.

Cash Flow Used in Investing Activities

In the first nine months of 2004, our capital expenditures totaled $77.9 million, compared with $80.9 million for the same period in 2003. We estimate that capital expenditures for the remainder of the year will be approximately $32 million, including $0.6 million to be contributed by our joint venture partners in the Central American and South American Regions. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance all of these expenditures.

Cash Flow Provided by Financing Activities

In January 2004, we replaced our $150 million senior secured revolving credit facility (the “Old Facility”) with a new $200 million senior secured revolving credit facility (the “New Facility”). Funds borrowed under the New Facility are secured by domestic merchandise inventory and receivables. We may borrow up to $200 million through the New Facility, subject to a sufficient borrowing base. The New Facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the agreement governing the New Facility. The margin on the New Facility varies based upon certain borrowing levels specified in the agreement governing the New Facility. The variable interest rate at October 30, 2004, was 3.4 percent. A monthly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The New Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at our option. No amounts were drawn on the New Facility as of October 30, 2004. Based on our borrowing base, we may borrow up to $200.0 million under the New Facility, less $17.4 million in outstanding letters of credit as of October 30, 2004.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of October 30, 2004, we were in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of our Old Facility. As of October 30, 2004, the fair value of the Notes was $195.0 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage
2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

We have entered into $18.5 million of demand notes payable to efficiently finance our subsidiaries in the Central American Region. We maintain cash balances of $18.5 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average 8.52 percent. The certificates of deposit earn interest at a weighted average of 8.11 percent and are reflected as restricted cash in the accompanying condensed consolidated balance sheet.

Financial Commitments

As a result of the restructuring, we estimate that cash commitments for contract terminations, severance and other exit activities will be in the range of $40 million to $53 million. However, the final financial impact of the restructuring is dependent upon the ultimate exit transactions. We expect to incur substantially all such charges in 2004.

As of October 30, 2004, no amounts were drawn against our $200 million revolving credit facility. The availability under the New Facility has been reduced, however, by $17.4 million in outstanding letters of credit. For a discussion of our contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2004. With the exception of restructuring related obligations previously discussed, there have been no significant developments with respect to our contractual obligations since January 31, 2004.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

	October 30, 2004	November 1, 2003	January 31, 2004
Current Ratio	2.3	2.3	2.3
Debt-Capitalization Ratio*	27.6%	27.7%	28.1%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 65.4%, 65.3% and 66.0% respectively, for the periods referred to above.

STORE ACTIVITY

As of October 30, 2004, we operated 5,022 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, and the Central and South American Regions. The following table presents the change in store count for the entire company for the third quarter and first nine months of 2004 and 2003. We consider a store relocation to be both a store opening and a store closing.

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Beginning of period	5,072	5,020	5,042	4,992
Stores opened	78	84	226	202
Stores closed	(128)	(54)	(246)	(144)

Ending store count	5,022	5,050	5,022	5,050

As of October 30, 2004, we operated 148 stores in the Central America Region, 63 stores in the South America Region and 304 stores in Canada. We have entered into a joint venture agreement to operate Payless ShoeSource stores in Japan. We own 60 percent of the Japanese joint venture and, therefore, have consolidated the results of such operations in our financial statements. We opened the first test store in Japan during November 2004. We have curtailed any other expansion into new international markets to focus on our core business.

We intend to exit from all 32 stores in Chile and Peru, all Parade stores and approximately 260 Payless stores pursuant to the restructuring plan strategic initiatives. We began the year with 5,042 stores and expect to end the year with approximately 4,640 stores.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FOREIGN CURRENCY RISK

We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the quarters and nine-month periods ended October 30, 2004, and November 1, 2003, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.

In 2003, approximately 84 percent of our products, based on cost, were sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the yuan, is currently not a freely convertible currency. The yuan may be made freely convertible or be revalued by the PRC government. If this occurs, the products we source from the PRC could become more expensive.

ITEM 4 — CONTROLS AND PROCEDURES

As of October 30, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities Exchange Commission.

In addition, there was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

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

ITEM 2 — CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended October 30, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares Purchased (1)	Average Price Paid	Publicly Announced	Purchased Under the Plans or
Period	(in Thousands)	per Share	Plans or Programs (2)	Programs (in Millions) (3)
08/01/04 - 08/28/04	7	$10.75	0	$248.2
08/29/04 - 10/01/04	5	10.96	0	248.2
10/02/04 - 10/30/04	5	10.17	0	248.2

Total	17	$10.64	0	$248.2

(1) We repurchased an aggregate of 17,238 shares of our common stock in connection with our employee stock purchase and stock incentive plans.

(2) In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.

(3) The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number	Description
11.1	Computation of Net Earnings (Loss) Per Share*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

    * Filed herewith

(b) Reports on Form 8-K

On December 2, 2004, the Company filed a Current Report on Form 8-K furnishing under Item 7.01 the Company’s press release announcing its sales for the fiscal month of November, which ended November 27, 2004.

On November 12, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 5.02 and 7.01 the Company’s press release announcing its results for the third fiscal quarter of 2004, which ended October 30, 2004.

On November 4, 2004, the Company filed a Current Report on Form 8-K furnishing under Item 7.01 the Company’s press release announcing its sales for the fiscal month of October, which ended October 30, 2004.

On October 7, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 7.01 and 8.01 the Company’s press release announcing its sales for the fiscal month of September, which ended October 2, 2004.

On September 2, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 5.02, 7.01 and 8.01 the Company’s press release announcing its sales for the fiscal month of August, which ended August 28, 2004 and certain management restructuring actions.

On August 12, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 9 and 12 the Company’s press release announcing its results for the second fiscal quarter of 2004, which ended July 31, 2004, and certain strategic initiatives.

On August 5, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 5 and 9 the Company’s press release announcing its sales for the fiscal month of July, which ended July 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYLESS SHOESOURCE, INC.

Date: December 9, 2004	By: /s/ Steven J. Douglass

Steven J. Douglass

Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2004	By: /s/ Ullrich E. Porzig

Ullrich E. Porzig

Senior Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)