Form 10-K
period 2005-01-29
PAYLESS SHOESOURCE INC /DE/
filed 2005-04-12
CIK 1060232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended January 29, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or the transition period from __________ to ___________

Commission File Number 1-14770

PAYLESS SHOESOURCE, INC.

(Exact name of registrant as specified in its charter)

Delaware	48-1813160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3231 Southeast Sixth Avenue, Topeka, Kansas	66607-2207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (785) 233-5171

Securities registered pursuant to Section 12(b) of the Act:

Name on Each Exchange
Title of Each Class	On Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of Registrant’s Common Stock held by non-affiliates based on the closing price of $12.90 on July 30, 2004 (the last trading day of the Registrant’s second fiscal quarter), was $861,195,009. For purposes of this disclosure, the Registrant has assumed that its Directors and Executive Officers are affiliates of the Registrant.

The Registrant had 67,152,540 shares of $.01 par value Common Stock issued and outstanding as of April 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Payless ShoeSource, Inc. 2005 Proxy Statement for the Annual Meeting to be held on May 26, 2005, are incorporated into Part III, as described herein. Such proxy statement will be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Forward Looking Statements

This report contains, and from time to time we may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, international expansion, possible strategic alternatives, new business concepts, capital expenditures, fashion trends and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom we source our merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries; changes in relationships between Canada and foreign countries; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we operate stores; changes in trade, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to hire, train and retain associates; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; the performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; and changes in commodity prices such as oil. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events.

PAYLESS SHOESOURCE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 29, 2005
INDEX

PART I

ITEM 1. BUSINESS

General

We are the largest family footwear specialty retailer in the Western Hemisphere with 4,640 retail stores as of fiscal year end 2004. Our Payless ShoeSource retail stores in the United States, Canada, the Caribbean, Central America, South America, and Japan sold over 187 million pairs of footwear in fiscal 2004, including discontinued operations. These stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. All references to years are to our fiscal year unless otherwise stated. All data is based on continuing operations unless otherwise specifically stated.

Our Payless ShoeSource® stores sell a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers and accessories, such as handbags and hosiery, at affordable prices. As of fiscal year end 2004, each Payless ShoeSource store stocked on average 7,100 pairs of footwear. Over 50% of the footwear inventory found in a Payless ShoeSource store is generally stocked based on the demographics and customer profile of that store’s location. As part of our strategy to be the Merchandise Authority, we intend to deliver consistently product that is right, distinctive and targeted to our customer.

We offer footwear and accessories for women, men and children of all ages, but we focus our marketing and merchandising efforts on women consumers between the ages of 18 and 49 with household incomes of less than $75,000. We believe this group of consumers makes a disproportionately large share of household footwear purchasing decisions. We believe that approximately 40% of these target consumers purchased at least one pair of footwear from our stores last year.

We operate our stores in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers, and leased departments in other retailers. We generally lease our stores with initial terms of five to ten years and either one or two renewal options.

In 2004, we generated net sales from continuing operations of $2.66 billion, as compared with $2.66 billion in 2003.

History

We were founded in Topeka, Kansas in 1956 with a strategy of selling low-cost, high-quality family footwear on a self-service basis. In 1962, we became a public company. In 1979, we were acquired by The May Department Stores Company of St. Louis, Missouri. On May 4, 1996, we became an independent public company as a result of a spin-off from The May Department Stores Company. Our common stock is listed for trading on the New York Stock Exchange (the “NYSE”) under the symbol “PSS.” Our principal executive offices are located at 3231 Southeast Sixth Avenue, Topeka, Kansas 66607-2207, and our telephone number is (785) 233-5171. Our investor relations website address is www.paylessinfo.com. In addition, footwear can be purchased any time at www.payless.com which also includes a link to our investor relations website. Information included or referred to on our website is not part of this annual report on Form 10-K.

Segments

We operate our business in two segments, Payless Domestic and Payless International. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan. The Payless International segment includes retail operations in Canada; Puerto Rico; the U.S. Virgin Islands; Japan; the South American Region which includes Ecuador; and the Central American Region which includes Costa Rica, Guatemala, El Salvador, the Dominican Republic, Honduras, Nicaragua, Panama and Trinidad and Tobago. Our operations in the Central and South American Regions and Japan are operated as joint ventures in which we maintain a 60-percent ownership interest.

For a more detailed discussion of our segments please see the discussion contained in Note 19 “Segment Reporting” in the Notes to Consolidated Financial Statements.

Leading Market Share and Brand Recognition

With 4,640 stores, we have strong brand recognition. In 2004, including discontinued operations, we sold over 187 million pairs of footwear in our Payless ShoeSource stores, making Payless the largest family footwear specialty retailer in the Western Hemisphere. We average nearly 600 million customer visits per year.

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

Flexible Real Estate Strategy

We believe that our real estate strategy provides us with the ability to locate optimally our stores in places that are convenient for large numbers of consumers, as well as the flexibility to react quickly to shifts in customer demographics and competitive conditions. We strategically locate our stores in a variety of retail formats to maximize convenience and accessibility for our broad consumer base, including central business districts, shopping malls, free-standing buildings, strip centers, and leased departments within other retailers. To maintain flexibility, we generally enter into leases with initial terms of five to ten years and either one or two renewal options.

It typically costs us approximately $200,000 in capital expenditures to open a new store. During 2004, we opened 302 new stores. During the same period we closed 704 stores. These store counts include 171 Payless relocations and the closure of all Parade stores and all Payless stores in Peru and Chile. We consider a store relocation to be both a store opening and a store closing.

Experienced Management Team

Our management team is composed of seasoned retail executives. Our 13 most senior executives have an aggregate of more than 335 years of experience in the retail industry and have worked for us for an average of 17 years.

Strategy

Our mission is to be the most successful footwear retailer in the world. We plan to accomplish this goal by focusing on our core footwear and accessories businesses, while increasing profitability and maintaining a strong balance sheet. To achieve this goal, we have several key business strategies.

Positioning Payless ShoeSource® as the Merchandise Authority

Our strategy is to position Payless ShoeSource as the Merchandise Authority for value-priced footwear and accessories. We intend to effect this strategy through:

•	Product that is right, distinctive and targeted for our customers including an increased selection of branded merchandise, leather footwear, and greater representation of merchandise at opening price points;

•	Messaging that communicates this positioning to our customers at every point of contact through an integrated marketing program. Externally, we have a five-prong approach involving television, radio, print, free-standing inserts in newspapers and public relations. We are using a coordinated balance of these media to communicate Merchandise Authority and value to our customers; and

•	Execution that includes many elements that contribute to our performance. These key elements include (1) instituting a more disciplined, simplified approach to merchandise planning and event preparation; (2) providing education and training to enhance the efforts of our store associates to combine customer service and operational excellence—to support Merchandise Authority, increase conversion and enhance the customer’s shopping experience; (3) continuing to implement, through remodelings and new store openings, a new store design that is more attractive to consumers and which features enhanced displays, color, lighting and graphics; and (4) implementing new technologies to enhance our ability to satisfy customers.

Our International Business

Over the last several years our international presence has grown substantially; however, we have decided to curtail expansion into new international markets to focus on our core business. We now have 569 stores in 11 countries, Puerto Rico and the U.S. Virgin Islands. In 1997, we opened our first store in Canada. In September 2000, we entered into a joint venture to operate Payless ShoeSource stores in the Central American Region. As of January 29, 2005, we were operating 147 Payless ShoeSource stores in the Central American Region. In November 2001, we entered into a joint venture to operate Payless ShoeSource stores in Ecuador, Chile and Peru. However, in 2004, as part of our strategic initiatives, we ceased all operations in Chile and Peru. As of January 29, 2005, we were operating 30 stores in Ecuador.

In 2003, we entered into a joint venture with Nichimen Corporation (which has since become Sojitz Corporation) to test the Payless concept in Japan. Under this arrangement, we opened our first test store in Japan on November 19, 2004.

Stores

As of January 29, 2005, we operated a total of 4,640 stores in a single retail format, Payless ShoeSource. The ten states or Canadian provinces with the largest concentration of our stores as of January 29, 2005, are identified below, along with the total number of stores for each international region in which we operate:

	No. of		No. of
Domestic Segment	Stores	International Segment	Stores
California Texas	565 397	Ontario, Canada All other Canadian locations	134 171

Florida New York Illinois Pennsylvania Ohio Michigan	273 259 197 168 146 138	Total Canada Central American Region Puerto Rico and U.S. Virgin Islands South American Region Japan	305 147 86 30 1

New Jersey All other	128 1,800	Total International Segment	569

Total Domestic Segment	4,071

Payless ShoeSource® Stores

The average size of our Payless ShoeSource stores in the United States and Canada is approximately 3,200 square feet. The average Payless ShoeSource store in the United States and Canada has between four and six associates, including a store manager. During 2004, each Payless store in the United States and Canada carried on average approximately 8,200 pairs of shoes. Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers, and leased departments in ShopKo stores. At year end, 529 locations incorporated a “Payless Kids” area which has approximately 975 additional square feet of selling space devoted to an expanded assortment of children’s shoes. The stores that include a “Payless Kids” area have wider aisles, children-friendly seating and an entertainment center for children. Stores incorporating a “Payless Kids” area are located throughout the United States.

In 1999, we entered a strategic alliance with ShopKo Stores, Inc., a specialty discount retailer with stores primarily in the Midwest, Western Mountain, and Pacific Northwest regions, through which we operate Payless ShoeSource shoe departments within ShopKo® stores. This alliance provides an additional distribution channel for our products.

Our Central American and South American Regions operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings and strip centers. The average size of our Payless ShoeSource stores in the Central American Region is approximately 2,600 square feet. The average size of our Payless ShoeSource stores in the South American Region is approximately 2,900 square feet. At year end, the average Payless ShoeSource store in the Central American Region had approximately five associates, including a store manager. The average store in the South American Region had approximately six associates, including a store manager.

Parade® Stores

In 2004, as part of our strategic initiatives, we closed all of our Parade stores. These stores emphasized the retail sale of fashionable, quality women’s shoes made in leather and fine fabrics.

Dyelights(SM)

We operate one of the world’s largest shoe dyeing facilities through our Dyelights(SM) business. Currently, Dyelights shoes are exclusively offered through our Payless ShoeSource stores under the Dyelights® brand. Customers select the color they would like their shoes to be dyed from a color book. Once a shoe is ordered from a store, the shoe is dyed to order. The dyed shoes are generally available for pick-up at the store approximately ten days after the order is placed. The retail price for Dyelights shoes including the dyeing cost currently ranges between $32.99 and $37.99.

Employees

As of January 29, 2005, we had approximately 27,000 employees, including approximately 12,100 United States and 1,100 Canadian full-time associates and 12,000 U.S. and 800 Canadian part-time associates, as well as approximately 800 primarily full-time associates in the Central American and South American Regions and approximately 175 in Asia. Approximately 525 of our distribution center general warehouse associates and 190 of our other associates are covered by collective bargaining agreements. Our management believes that we have a good relationship with our employees.

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

In general, each retail location is managed by a Store Manager and is assigned to a district. Store Managers report to District Managers who, in turn, report to Directors of Retail Operations who have full responsibility for the stores in their region. The Directors of Retail Operations report to one of three senior officers. These three senior officers report to one corporate executive officer. Human Resources, loss prevention, inventory control functions, accounting, logistics support, and other more general support services are generally coordinated from our Topeka, Kansas headquarters. In addition, we have accounting offices in Costa Rica, Guatemala, El Salvador, Honduras, Nicaragua, Ecuador, and the Dominican Republic that support the Central and South American Regions. We also have an accounting office in Japan.

Competition

The retail footwear market is highly competitive. We face a variety of competitive challenges from other domestic and international footwear retailers, including traditional shoe stores, department stores, branded discount stores, sporting goods retailers, mail order retailers, and mass-market discount retailers. In addition, many retailers who have not traditionally carried footwear have been carrying various footwear including seasonal, specialty and general footwear in their merchandise assortment. The retail footwear industry can be divided into three segments: high, moderate and value-priced. The high-priced segment is comprised principally of department and specialty stores. The moderate-priced segment, which includes specialty shoe chains, mass-merchandisers and junior department stores, has no single dominant competitor. Payless and the national discount mass-merchandisers are predominant in the value-priced segment. We compete with other footwear retailers including, but not limited to, mass-market discount retailers such as Wal-Mart Stores, Inc., Target Corporation, and Kmart Corporation, and department stores such as Sears, Roebuck and Co., Kohl’s Corporation, and J.C. Penney Company, Inc. Retailers in our sector compete primarily on the basis of design, price, quality, marketing and product availability.

Seasonality

The domestic retail footwear market is characterized by four high volume seasons: Easter, early summer, back-to-school, and winter season. During each of these periods, we increase our inventory levels to support the increased demand for our products, as well as offer styles particularly suited for the relevant period, such as sandals in early summer and boots during the winter season. Unseasonable weather patterns may affect consumer demand for the seasonally appropriate merchandise that we have in our stores, and impact net sales and margins. The retail footwear market in Central and South America is also seasonal and is characterized by stronger sales in December and back-to-school.

Customer Service

Our stores offer customers a broad assortment of quality footwear in a convenient self-selection format. Our self-selection shopping format allows customers to select their own shoes or to seek help from one of our trained associates. Sales associates are trained to use a certified Brannock Device to measure feet, and to check key areas, such as the toe box, for proper fit. Our stores also offer one of the broadest customer satisfaction guarantees in the industry: if a customer is not completely satisfied with a purchase, he or she can return it, generally even if the item is worn. We believe our sales associates provide a level of customer service that is generally not available in mass-market discount stores. Sales associates are trained to sell footwear and complementary accessories, and to provide customers with the assistance needed to guide the purchase decision, support customer satisfaction and to encourage return visits to our stores.

Payless sales associates also receive training in the use of new technology to support customer service. Our ShoeFinder(SM) service, also known as Lot Locator, allows sales associates to locate a shoe in the inventories of nearby stores should it be unavailable on the shelf. An associate can direct a customer to a nearby Payless ShoeSource store that has the item in stock, or can order the shoe for delivery either to the store or to the customer’s home.

In 2004, we continued the implementation of the SMILES initiative. This initiative was implemented as a result of our observations during productivity studies in 2002. These studies indicated that there are several service related behaviors that, when properly executed by our associates, resulted in significantly higher conversion rates. In 2004 we introduced SMILES to all store managers through the SMILES Tour, with the intent to educate and inform our associates about these service behaviors, and how these service behaviors assist in balancing customer engagement with store tasks. In 2005, we are continuing to refine the SMILES process. Our goal is to develop a long-term, sustainable philosophy focused on driving sales through customer engagement and conversion.

Purchasing and Distribution

Purchasing

We utilize a network of agents and factories in the United States and nine foreign countries to obtain our footwear products. These products are manufactured to meet our specifications and standards. The strength of our footwear relationships with agents and factories, some dating back over 40 years, has allowed us to revise our sourcing strategies to reflect changing political and economic environments. In order to increase quality control and to achieve other efficiencies, we have consolidated our factory base. We rely heavily on several large factory groups. Fifteen core factories accounted for approximately 60% of our footwear purchases in 2004. If any one of them were to be unable to supply our needs consistent with prior performance, we could experience disruptions in shoe deliveries. However, we believe that we could find alternate factories to produce our product and believe our relationships with our factory base to be good. The remainder of our footwear requirements in 2004 was obtained from approximately 240 additional factories. Factories in the People’s Republic of China are a direct source of approximately 90% of our footwear based on cost. Imports from China currently enjoy “permanent normal trade relations” (“PNTR”) treatment under United States tariff laws. PNTR treatment provides the most favorable level of United States import duty rates.

We do not purchase “seconds” or “overruns” and do not own any manufacturing facilities. We closely integrate our merchandise purchasing requirements with various manufacturers through our sourcing organization which has offices in Kansas, Taiwan, China, Brazil, Hong Kong, Indonesia and Vietnam. Our management believes it currently has good relationships with the entities from which we source.

Approximately 63% of our merchandise (based on cost) is acquired through a network of third-party agents. A subsidiary in Hong Kong arranges directly with factories for the design, selection, production management, inspection and distribution of approximately 37% of the shoes purchased by us.

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

Merchandise Distribution

Our merchandise distribution system allows us to track shoes by pair from order placement through sale to the customer by the use of perpetual inventory, product planning and sourcing systems. These systems are maintained by experienced information systems personnel and are enhanced regularly to improve the product distribution process. Distribution analysts review sales and inventory by size and style to maintain availability of product within our stores.

We operate a single 807,000 square foot distribution center including office space and a 12,000 square foot dyeing facility in Topeka, Kansas. This distribution center is capable of replenishing domestic in-store product levels by style, color and size. Our Topeka distribution center handles substantially all of our replenishments and operates seven days a week, 12 to 24 hours per day. Our remaining domestic distribution needs are handled by a third-party facility in Los Angeles, California. We utilize third-party carriers to ship all product to and from our distribution centers. In February 2003, we began using a third-party distribution facility in Panama to service our stores in the Central and South American Regions.

We regularly monitor the capacity of our distribution system and the distribution center. Stores generally receive new merchandise on average twice a week in an effort to maintain a constant flow of new and replenished merchandise.

Marketing

Our multi-dimensional marketing efforts include nationally broadcast television, radio and magazine advertising to strengthen our established brand name, reinforce our brand consumer recognition and support our major promotional events. We regularly advertise on television, reaching households across the nation, as well as through free-standing inserts delivered to approximately 30 million homes periodically during the year, in order to support key promotional events. In addition to media support, we utilize in-store promotional materials, including posters, signs and point of sale items, as well as our in-store personnel to convey our message to the customer. Finally, we use public relations in an effort to increase consumer awareness of the Payless Brand.

In addition to our in-house marketing team, we collaborate with outside creative and media services. The alliances also take place between in-house and external Insights and Brand groups.

In April of 2005 Payless ShoeSource, Inc. announced the selection of Martin/Williams, Minneapolis, as its creative agency of record for all broadcast production in the U.S. general market and Canada.

Intellectual Property

We, through our wholly-owned subsidiaries, own certain copyrights, trademarks, patents and domain names which we use in our business and regard as valuable assets. The trademarks and service marks used in our business include Payless®, Payless ShoeSource®, Payless Kids®, Dyelights(SM), Bundles® and the yellow and orange logo used in our Payless ShoeSource store signs and advertising. The domain names include Payless.com®, as well as derivatives of Payless ShoeSource.

As of January 29, 2005, in the United States, we had over 134 pending applications and registrations for our trademarks and service marks, as well as several common law marks, under which we market private label merchandise in our Payless ShoeSource stores. We also have over 1,300 pending applications and registrations for our trademarks in foreign countries. In addition, we have registrations or pending applications for the Payless ShoeSource mark in over 61 foreign registries.

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

Directors of the Company

Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company’s Directors:

Name	Principal Occupation
Steven J. Douglass	Chairman of the Board and Chief Executive Officer of the Company
Daniel Boggan Jr.	Director of Business Development of Siebert Branford Shank & Co., LLC and Retired Senior Vice President and Director of the National Collegiate Athletic Association
Howard R. Fricke	Chairman of the Board of the Security Benefit Group of Companies
Michael A. George	Chief Marketing Officer and General Manager, U.S. Consumer business of Dell Inc.
Judith K. Hofer	Retail Consultant
Mylle H. Mangum	Chief Executive Officer of True Services Holdings, LLC and International Banking Technologies
John F. McGovern	Founder and Partner of Aurora Capital LLC and former Executive Vice President/Chief Financial Officer of Georgia-Pacific Corporation
Michael E. Murphy	Retired, Vice Chairman and Chief Administrative Officer of Sara Lee Corporation
Michael A. Weiss	Retired, President and Chief Executive Officer of Express, a subsidiary of Limited Brands, Inc.
Robert C. Wheeler	Chairman and Chief Executive Officer of Hill’s Pet Nutrition, Inc.

Executive Officers of the Company

Listed below are the names and ages of the executive officers of the Company as of April 1, 2005 and offices held by them with the Company.

Name	Age	Position and Title
Steven J. Douglass	55	Chairman of the Board and Chief Executive Officer
Jay A. Lentz	61	Senior Vice President
Michael J. Massey	40	Senior Vice President, General Counsel and Secretary
Darrel J. Pavelka	49	Senior Vice President
Ullrich E. Porzig	59	Senior Vice President, Chief Financial Officer and Treasurer

Steven J. Douglass is 55 years old and has served as Chairman of the Board and Chief Executive Officer of Payless since May 4, 1996, the date on which the Payless Common Stock was distributed in a spin-off by The May Department Stores Company (“May”) to its shareowners (the “Spin-off”). Mr. Douglass served as Chairman and Chief Executive Officer of Payless from April 1995 to the Spin-off. He joined Payless in 1993 and served as Senior Vice President/Director of Retail Operations from 1993 to January 1995 and as Executive Vice President/Director of Retail Operations from January 1995 to April 1995. Prior to his association with Payless, Mr. Douglass held several positions at divisions of May, including Chairman of May Company, Ohio from 1990 to 1993 and Senior Vice President and Chief Financial Officer of J.W. Robinsons from 1986 to 1990. Mr. Douglass is a director of The Security Benefit Group of Companies. Mr. Douglass has served as a Director of Payless since April 30, 1996.

Jay A. Lentz is 61 years old and has served as Senior Vice President — Human Resources since May 2001. Prior to that he was Vice President of Organization Development from 1992 to 2001; and 1985 to 1990. He left the Company in 1990 to serve as Senior Vice President of Human Resources for Payless Cashways Inc. He previously worked for Pizza Hut Inc. as Senior Director of Management Development and Arthur Young as Manager, Organization Development Consulting.

Michael J. Massey is 40 years old and has served as Senior Vice President, General Counsel and Secretary since March 2003. He joined Payless in 1996 and served as Vice President International Development and Contract Manufacturing from April 2000 to March 2003. Prior to that he served as Vice President — Group Counsel for Intellectual Property and International from September 1998 to April 2000, and as Senior Counsel from June 1996 to September 1998. From 1990 until joining Payless he served as counsel with May.

Darrel J. Pavelka is 49 years old and has served as Senior Vice President — Merchandise Distribution, Planning and Supply Chain since September 2004. Prior to that he was Senior Vice President — International Operations from March 2003 — September 2004. He also served as Senior Vice President — Merchandise Distribution from 1999 to 2003, Vice President of Retail Operations for Division R from 1997 to 1999, Vice President of Stores Merchandising from 1995 to 1997, Director of Stores Merchandising from 1990 to 1995, Director of Distribution for Womens’ from 1987 to 1990, Manager of Stores Merchandising for Division R from 1983 to 1987, and Manager of the Northeast store expansion from 1980 to 1983.

Ullrich E. Porzig is 59 years old and has served as Senior Vice President — Chief Financial Officer and Treasurer since February, 1996 and from 1986 to 1988. Between 1993 and 1996, Mr. Porzig was Senior Vice President-Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993 he was employed by May in various capacities including Senior Vice President-Finance and Chief Financial Officer of Foley’s from 1988 to 1993.

ITEM 2. PROPERTIES

We lease substantially all of our stores. Our leases typically have an initial term of five or ten years, and either one or two renewal options. During 2005, approximately 869 of our leases are due to expire. This includes 248 leases that, as of January 29, 2005, were month-to-month tenancies or were lease modifications pending execution. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume.

Payless ShoeSource stores average 3,200, 2,600 and 2,900 square feet in the United States and Canada, the Central American Region, and the South American Region, respectively. We operate a 305,000 square foot world headquarters building, an 807,000 square foot distribution facility including office space and an adjacent 12,000 square foot dyeing facility, all of which are located in Topeka, Kansas. We also lease office space in Toronto, Ontario, Canada; Topeka, Kansas; and at various international locations to support our sourcing and store operations.

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

On or about January 20, 2000, a complaint was filed against us in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief, unspecified treble monetary damages, attorneys’ fees, interest and costs for patent infringement. We believe we have meritorious defenses to the claims asserted in the lawsuit. The Court has set a trial date of November 1, 2005. An estimate of the possible loss, if any, or the range of loss cannot be made.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the 13 weeks ended January 29, 2005.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were approximately 13,350 registered holders of the Company’s Common Stock as of January 29, 2005, compared to approximately 14,100 registered holders as of January 31, 2004.

Common Stock and Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the trading symbol PSS. The quarterly intraday price ranges of the common stock in 2004 and 2003 were:

	2004		2003

	Market Price		Market Price

Quarter	High	Low	High	Low

First	$14.87	$12.13	$16.52	$14.71
Second	17.72	12.20	15.89	11.89
Third	13.10	9.20	15.03	12.78
Fourth	13.35	9.34	13.74	11.96

Year	$17.72	$9.20	$16.52	$11.89

We have not paid a cash dividend on outstanding shares of common stock since our spin-off from The May Department Stores Company. We are subject to certain restrictions contained in our senior secured revolving credit facility and the Indenture governing our 8.25% Senior Subordinated Notes which restrict our ability to pay dividends. We do not currently plan to pay any cash dividends. During March 2003, we completed a three-for-one stock split effected in the form of a stock dividend.

Recent Sales of Unregistered Securities

On May 24, 2002 and May 27, 2004, 2,418 shares and 2,215 shares, respectively, were credited to the accounts of our non-management directors under the Company’s Restricted Stock Plan for Non-Management Directors. In addition, during the past three years, non-management directors have deferred an aggregate of 54,873 shares under the Deferred Compensation Plan for Non-Management Directors. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transactions by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended January 29, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number of Shares
			Purchased as Part of Publicly	Approximate Dollar Value of
	Total Number of Shares		Announced Plans or	Shares that May Yet Be Purchased
	Purchased(1)	Average Price Paid per	Programs(2)	Under the Plans or Programs (in
Period	(in Thousands)	Share	(in thousands)	Millions)(3)

10/31/04 - 11/27/04	6	$10.19	0	$248.2
11/28/04 - 1/1/05	4	12.27	0	248.2
1/2/05 - 1/29/05	844	12.01	839	238.1

Total	854	$11.99	839	$238.1

(1)	We repurchased an aggregate of 14,520 shares of our common stock in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate.

(3)	The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.

New York Stock Exchange Corporate Governance Matters

As a listed Company with the New York Stock Exchange, the Company is subject to certain Corporate Governance standards as required by the New York Stock Exchange and/or the Securities and Exchange Commission (“SEC”). The Certification of the Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listing Standards relating to the Company’s compliance with The New York Stock Exchange Corporate Governance Listing Standards was submitted to The New York Stock Exchange on June 24, 2004. Also, included as Exhibits to this Form 10-K are the required certifications by the Company’s CEO and CFO pursuant to Sarbanes-Oxley Act Sections 302 and 906.

ITEM 6. SELECTED FINANCIAL DATA

The financial data for fiscal years 2003, 2002, 2001 and 2000 have been reclassified to conform to the current year discontinued operations presentation and restated to reflect adjustments that are further discussed in Note 2 “Restatement of Financial Statements” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

Our summary consolidated financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K.

(dollars in millions; except per	Fiscal Year(1)
share; shares in thousands)	2004	2003	2002	2001	2000

Statements of Earnings (Loss) Data:
Net sales	$2,656.5	$2,662.4	$2,736.1	$2,744.7	$2,785.3
Cost of sales	1,836.9	1,920.9	1,883.5	1,891.6	1,881.8
Selling, general and administrative expenses	733.2	715.7	663.0	672.7	661.9
Restructuring charges (benefits) and other(2)	24.9	(0.2)	2.1	27.3	8.0

Operating profit from continuing operations	61.5	26.0	187.5	153.1	233.6
Interest expense	22.1	20.7	23.5	30.6	29.3
Interest income	(5.3)	(3.9)	(4.3)	(2.5)	(4.3)

Earnings from continuing operations before income taxes and minority interest	44.7	9.2	168.3	125.0	208.6
Provision (benefit) for income taxes	13.2	(4.0)	60.8	48.0	81.2

Earnings from continuing operations before minority interest	31.5	13.2	107.5	77.0	127.4
Minority interest	3.6	3.7	3.0	1.3	0.2

Net earnings from continuing operations	$35.1	$16.9	$110.5	$78.3	$127.6
Loss from discontinued operations, net of income taxes and minority interest	(37.1)	(17.0)	(4.6)	(33.1)	(6.9)

Net (loss) earnings	$(2.0)	$(0.1)	$105.9	$45.2	$120.7

Diluted (loss) earnings per share:
Earnings from continuing operations	$0.52	$0.25	$1.62	$1.16	$1.77
Loss from discontinued operations	(0.55)	(0.25)	(0.07)	(0.49)	(0.10)
Diluted (loss) earnings per share	$(0.03)	$(0.00)	$1.55	$0.67	$1.67
Average shares outstanding – diluted	68,020	68,031	68,383	67,775	72,162

Balance Sheet Data:
Working capital	$391.6	$367.9	$291.0	$229.9	$191.9
Property and equipment, net	422.3	423.5	408.1	420.7	426.2
Total assets	1,239.8	1,204.3	1,169.0	1,091.4	1,026.0
Total debt(3)	204.6	203.7	223.9	311.0	325.6
Total equity(4)	595.0	604.4	595.1	463.8	407.4

Other Financial Data:
Capital expenditures	$104.9	$116.3	$96.6	$101.6	$124.7
Present value of operating leases	$1,018.2	$979.8	$918.4	$893.8	$864.0
Net retail sales growth, continuing operations	(0.2)%	(2.7)%	(0.3)%	(1.5)%	7.5%
Same-store sales growth, continuing operations(5)	(0.8)%	(3.3)%	(2.6)%	(2.7)%	3.1%
Return on equity, including discontinued operations	(0.3)%	(0.0)%	22.8%	11.1%	17.2%
Return on net assets, including discontinued operations	4.4%	4.4%	14.8%	11.1%	17.1%
Stores open (at year-end)	4,640	5,042	4,992	4,964	4,912

(1)	All years include 52 weeks, except 2000, which includes 53 weeks. During 2003, we changed the reporting for our operations in the Central and South American Regions to use a December 31 year-end.

(2)	In 2004, we recorded a $67.9 million restructuring charge ($24.9 million relating to continuing operations) associated with our decision to exit all Parade, Peru and Chile stores, as well as approximately 260 Payless ShoeSource stores. We also eliminated approximately 200 management and administrative positions. In 2003 and 2002, the restructuring activity relates to changes in estimated net costs associated with the restructuring charge recorded in 2001. During 2001, we recorded a $70.0 million charge (of which $4.4 million was recorded in cost of sales). During 2000, we completed a self-tender through which we repurchased 25.5% of our outstanding common shares. Associated with this self-tender, we incurred costs in connection with our consideration of various strategic alternatives and costs to complete the self-tender.

(3)	Excluded from total debt for all periods are demand notes payable entered into to finance our subsidiaries in the Central American Region, which totaled $3.0 million at January 29, 2005. We maintain certificates of deposit, which totaled $3.0 million at January 29, 2005, in amounts equal to those demand notes, as compensating balances to collateralize those notes payable. The certificates of deposit are reflected as restricted cash in our consolidated balance sheets found elsewhere in this Form 10-K. During 2004, we repaid $30.5 million of the $33.5 million balance outstanding at the end of 2003.

(4)	During 2000, 2001, 2002, 2003 and 2004, we repurchased $425.0 million (24.0 million shares), $4.1 million (210 thousand shares), $2.1 million (108 thousand shares), $1.7 million (117 thousand shares) and $11.4 million (938 thousand shares), respectively, of common stock under our stock repurchase programs and in connection with our employee stock purchase, deferred compensation and stock incentive plans.

(5)	Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its GAAP sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. The same-store sales calculation excludes the South American and Central American Regions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The accompanying Management’s Discussion and Analysis gives effect to the restatement described in Note 2 to the Consolidated Financial Statements.

Overview

We are the largest specialty family footwear retailer in the Western Hemisphere with retail stores in the United States, Canada, Japan, the Caribbean, and the Central American and South American Regions. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. Our stores offer fashionable, quality, private label and branded footwear and accessories for women, men and children at affordable prices in a self-selection shopping format.

During 2004, we announced a series of strategic initiatives as part of a restructuring plan designed to sharpen our focus on our core business strategy, reduce expenses, accelerate decision-making, increase profitability, improve our operating margin and build value for shareowners over the long-term. The strategic initiatives include:

•	Exiting all 181 Parade stores, and related operations;

•	Exiting all 32 Payless ShoeSource stores in Chile and Peru;

•	The closing of approximately 260 Payless ShoeSource stores. These store closings differ from closings in the normal course of business in that they have longer remaining lease terms (the Company also closed 230 stores in the normal course of business in 2004);

•	The reduction of wholesale businesses that provide no significant growth opportunity; and

•	A comprehensive review of the Company’s expense structure with appropriate reductions to improve profitability.

As of January 29, 2005, we have substantially completed these strategic initiatives, which includes: 1) closing all Parade stores and related operations, 2) sale of Chile and Peru entities, 3) closing of 261 Payless ShoeSource stores (an additional three stores will be closed in the first quarter of 2005), 4) ceasing all wholesale businesses with no significant growth opportunity and 5) eliminating approximately 200 management and administrative positions.

We have reflected the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores as discontinued operations. The results for the fiscal years ended January 31, 2004 and February 1, 2003, have been reclassified to conform to the January 29, 2005 presentation. Unless otherwise noted, the amounts and discussions included in this Management’s Discussion and Analysis relate to continuing operations.

In connection with the restructuring, we recorded a pre-tax charge of $67.9 million related to asset impairments, net asset disposal losses, employee severance costs, contract termination costs and other exit costs. The $67.9 million pre-tax charge was comprised of $24.9 million relating to continuing operations and $43.0 million relating to discontinued operations. Employee severance costs include estimates regarding the amount of severance payments made to certain terminated associates, and contract termination costs include estimates regarding the length of time required to sublease vacant space and expected recovery rates. Actual results could vary from these estimates.

For the fiscal year 2004, total sales were $2.7 billion, slightly lower than the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, decreased 0.8 percent from last year. During 2004, we sold approximately 7.0% less footwear units than the prior year, but our average selling price per unit was approximately 6.6% higher. Gross margin was 30.9 percent of sales in 2004 versus 27.9 percent in the prior year due to fewer markdowns and a higher initial mark-on. The competitive environment remained highly promotional; however, we were less promotional than the prior year in order to protect gross margins. This contributed to an improvement of $35.5 million in operating profit from continuing operations between years.

We continue to maintain a strong balance sheet. Our cash and cash equivalents balance at the end of 2004 was $289.6 million, an increase of $152.9 million from 2003. Total inventories at the end of 2004 were $345.3 million, a reduction of $29.9 million from the prior year. Inventory per store declined by 4.7 percent on a cost basis.

We are committed to serving the interest of our shareowners by building long-term value through consistent execution of our core business strategy — to be the Merchandise Authority in value-priced footwear and accessories. During 2005, we will strive for continued improvements in operating results by:

•	Maintaining a singular focus on our core business, the Payless ShoeSource chain of family footwear stores;

•	Accelerating customer acceptance of the Merchandise Authority positioning in value-priced footwear and accessories, differentiating our product offering from other retailers;

•	Continuing the efforts to build select athletic and casual lifestyle brands that provide styling and quality to a broader audience of customers;

•	Refocusing our marketing efforts to build more customer traffic in our stores and communicate our Merchandise Authority position more clearly;

•	Relentlessly pursuing optimizing gross margin improvement;

•	Continuing to improve our information technology to manage inventory, pricing and store operations;

•	Holding selling, general and administrative costs consistent with 2004; and

•	Improving our in-store experience.

Review of Operations

The following discussion summarizes the significant factors affecting operating results for the fiscal years ended January 29, 2005 (2004), January 31, 2004 (2003), and February 1, 2003 (2002). This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. As discussed in the preceding “Overview” section and in Note 4 to the consolidated financial statements, information for fiscal years 2003 and 2002 has been reclassified to conform to the current year discontinued operations presentation. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years were as follows:

	2004		2003		2002

		% of		% of		% of
(dollars in millions, except per share)	$	Sales	$	Sales	$	Sales

Net sales	$2,656.5	100.0%	$2,662.4	100.0%	$2,736.1	100.0%

Cost of sales	1,836.9	69.1	1,920.9	72.1	1,883.5	68.8
Selling, general and administrative expenses	733.2	27.6	715.7	26.9	663.0	24.2
Restructuring charges (benefits)	24.9	1.0	(0.2)	—	2.1	0.1

Operating profit from continuing operations	61.5	2.3	26.0	1.0	187.5	6.9
Interest expense	22.1	0.8	20.7	0.8	23.5	0.9
Interest income	(5.3)	(0.2)	(3.9)	(0.1)	(4.3)	(0.1)

Earnings from continuing operations before income taxes and minority interest	44.7	1.7	9.2	0.3	168.3	6.1
Provision (benefit) for income taxes(1)	13.2	29.5	(4.0)	(43.5)	60.8	36.1

Earnings from continuing operations before minority interest	31.5	1.2	13.2	0.5	107.5	3.9
Minority interest, net of income taxes	3.6	0.1	3.7	0.1	3.0	0.1

Net earnings from continuing operations	$35.1	1.3%	$16.9	0.6%	$110.5	4.0%

Loss from discontinued operations, net of income taxes and minority interest	(37.1)	(1.4)	(17.0)	(0.6)	(4.6)	(0.1)

Net (loss) earnings	$(2.0)	(0.1)%	$(0.1)	(0.0)%	$105.9	3.9%

Diluted (loss) earnings per share:
Earnings from continuing operations	$0.52		$0.25		$1.62
Loss from discontinued operations	$(0.55)		$(0.25)		$(0.07)
Diluted (loss) earnings per share	$(0.03)		$(0.00)		$1.55

Basic (loss) earnings per share:
Earnings from continuing operations	$0.52		$0.25		$1.63
Loss from discontinued operations	$(0.55)		$(0.25)		$(0.07)
Basic (loss) earnings per share	$(0.03)		$(0.00)		$1.56

Return on sales from continuing operations	1.3%		0.6%		3.9%

Return on equity(2)	(0.3)%		(0.0)%		22.8%

Return on net assets(3)	4.4%		4.4%		14.8%

(1)	Percent of sales columns for the provision of income taxes represents effective income tax rates.

(2)	Return on equity is computed as net earnings, including discontinued operations, divided by beginning shareowners’ equity and measures our ability to invest shareowners’ funds profitably. Fiscal 2004 return on equity is flat as compared with the prior year, primarily due to flat net earnings. The 2003 decrease results primarily from the decrease in net earnings.

(3)	Return on net assets is computed as pre-tax earnings, including discontinued operations, plus net interest expense and the interest component of operating leases, divided by beginning of year net assets, including present value of operating leases (“PVOL”), and represents performance independent of capital structure. Fiscal 2004 return on net assets is consistent when compared with the prior year, primarily due to flat net earnings. The 2003 decrease results primarily from the decrease in net earnings.

Net Sales

Net sales are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Third-party liquidation sales related to restructuring are recognized at the time the sale is made to the customer, are calculated based upon contractually guaranteed amounts pursuant to our agreements with liquidators and are net of associated fees. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared.

Sales percent increases (decreases) are as follows:

	2004	2003	2002

Net sales	(0.2)%	(2.7)%	(0.3)%
Same-store sales	(0.8)	(3.3)	(2.6)
Footwear average selling price per unit	6.6	0.2	(2.9)
Footwear unit volume	(7.0)%	(3.5)%	0.6%

Net sales for fiscal 2004 totaled $2.66 billion. Net sales and same-store sales declined in 2004 from 2003. During the first six months of 2004, net sales and same-store sales increased over 2003 primarily due to positive sales performance in women’s sandals and dress shoes, and accessories. During the second half of 2004, net sales and same-store sales decreased from 2003 primarily due to a competitive environment combined with our strategy to be less promotional than 2003 in order to protect our gross margins. The increase of 6.6 percent in average unit retail was offset by a 7.0 percent reduction in footwear unit sales.

Net sales for fiscal 2003 totaled $2.66 billion. Net sales and same-store sales declined in 2003 from 2002 primarily due to lower sales in women’s sandals and canvas shoes during key selling periods, a strategy to lower inventory levels in the fall season requiring reduced selling prices and an extremely competitive, highly promotional footwear environment throughout the year.

Cost of Sales

Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $1.84 billion in 2004 compared with $1.92 billion in 2003, a 4.2 percent decrease. As a percent of net sales, cost of sales was 69.1 percent in 2004, compared with 72.1 percent in 2003. Cost of sales, as a percentage of sales, has decreased primarily due to more favorable initial mark-on and fewer markdowns relative to the same period last year. With sales below expectations in early fall, selected receipts were cancelled and disciplined inventory management procedures were administered, resulting in aged inventory at 2004 year end at a five-year low.

Cost of sales was $1.92 billion in 2003 compared with $1.88 billion in 2002, a 2.1 percent increase. As a percent of net sales, cost of sales was 72.1 percent in 2003, compared with 68.8 percent in 2002. Cost of sales, as a percentage of sales, increased due to the extremely competitive and promotional environment in the footwear industry. Additionally, we entered 2003 with a strategy to increase inventory to provide customers with more depth and selection. We continue to believe this strategy was correct; however, we feel the targeted inventory levels were too high leading into the Spring 2004 season. This contributed to the need for an increased level of markdowns to reduce inventories to desired levels. In addition, negative leverage due to lower same-store sales and increased store occupancy costs resulted in increased cost of sales as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $733.2 million in 2004 compared with $715.7 million in 2003, a 2.4 percent increase. As a percent of net sales, selling, general and administrative expenses were 27.6 percent for 2004 compared with 26.9 percent in 2003. This increase, as a percentage of net sales, primarily reflects a 0.5 percent increase related to the cost of employee incentive programs and a 0.2 percent increase in professional services related to a proxy contest and Sarbanes-Oxley compliance.

Selling, general and administrative expenses were $715.7 million in 2003 compared with $663.0 million in 2002, a 7.9 percent increase. As a percent of net sales, selling, general and administrative expenses were 26.9 percent for 2003 compared with 24.2 percent in 2002. This increase, as a percentage of net sales, primarily reflects a 0.8 percent increase due to negative leverage as a result of lower same-store sales, a 0.7 percent increase due to additional advertising expense as a result of the promotional retail environment for footwear, a 0.3 percent increase due to store payroll and medical benefits, a 0.3 percent increase due to insurance costs and a 0.1 percent increase due to the write-off of deferred financing costs related to the refinancing of long-term debt.

Restructuring Charges

We incurred pre-tax restructuring charges of $67.9 million relating to asset impairments, net asset disposal losses, employee severance costs, contract termination costs and other exit costs associated with our strategic initiatives. The $67.9 million pre-tax charge was comprised of $24.9 million relating to continuing operations and $43.0 million relating to discontinued operations. Employee severance costs include estimates regarding the amount of severance payments made to certain terminated associates, and contract termination costs include estimates regarding the length of time required to sublease vacant space and expected recovery rates. Actual results could vary from these estimates.

The significant components of the restructuring charge incurred as of January 29, 2005 are summarized as follows:

	Charge (Benefit)
(dollars in millions)	Cash	Non-Cash	Total

Asset impairments and net disposal losses	$(1.7)	$36.4	$34.7
Employee severance costs	9.4	(0.1)	9.3
Contract termination costs	24.4	(3.1)	21.3
Other exit costs	2.6	—	2.6

Total	$34.7	$33.2	$67.9

The status of the restructuring-related liabilities, which are included in accrued expenses ($7.4 million) and current liabilities of discontinued operations ($14.4 million) in the consolidated balance sheets, are summarized below:

	Year Ended January 29, 2005		Accrual Balance as of
(dollars in millions)	Cash Charges	Cash Payments	January 29, 2005

Employee severance costs	$9.4	$5.2	$4.2
Contract termination costs	24.4	6.8	17.6

Total	$33.8	$12.0	$21.8

In 2003 and 2002, the restructuring activity relates to changes in estimated net costs associated with the restructuring charge recorded in 2001.

Interest Expense (Income)

Interest expense and income components were:

(dollars in millions)	2004	2003	2002

Interest expense	$22.1	$20.7	$23.5
Interest income	(5.3)	(3.9)	(4.3)

Interest expense, net	$16.8	$16.8	$19.2

The increase in 2004 interest expense reflects the $200 million of 8.25% Senior Subordinated Notes being outstanding for the entire 2004 year as compared to the term loan that was in place the majority of the first half of 2003 that carried a lower interest rate. This increase in interest expense was partially offset by lower credit facility expense and reductions in demand notes payable during the current year. The increase in 2004 interest income resulted from increased cash balances over 2003, partially offset by a decrease in interest earned on certificates of deposit maintained to collateralize the demand notes payable.

The decrease in 2003 interest expense reflects a reduction in average debt outstanding throughout the year and a reduction in interest rates on the unhedged portion of long-term debt during the first half of the year, offset by an increase in interest rates with the sale of $200 million of 8.25% Senior Subordinated Notes, priced to yield 8.5 percent, at the end of the second quarter of 2003.

Income Taxes

The effective tax rate from continuing operations was a 29.5 percent provision in 2004 versus a 43.5 percent benefit in 2003. The effective tax rate was a 36.1 percent provision in 2002. Our effective tax rate for 2004 was driven primarily by the tax impact of foreign operations conducted in jurisdictions with tax rates lower than the U.S. statutory rate, the benefit of jurisdictional tax credits, a decrease in income tax reserves, and the on-going implementation of tax efficient business initiatives.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

During 2004, the Company began the process of evaluating the impact of recently enacted tax legislation, the American Jobs Creation Act of 2004, which creates a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. The Company presently anticipates that during 2005 it will repatriate between $45 million and $65 million pursuant to the legislation. During 2004, the Company provided a deferred tax liability of $2.3 million related to tax liabilities estimated to be associated with these undistributed earnings based on repatriation at the lower end of the estimated range. The Company plans to continue its evaluation process in 2005 and currently estimates that tax liabilities, in excess of those presently provided, may be up to $1.5 million, should the Company decide to repatriate at the upper end of the estimated range.

Impact of Inflation

Inflation did not have a material impact on our sales growth or earnings for the three years ended January 29, 2005.

Store Activity

During 2004, we had a net decrease of 402 stores (302 openings and 704 closings) including 474 store closings relating to the strategic initiatives. Year-end 2004 store count was 4,640 stores, including 4,071 stores in the domestic United States, 305 stores in Canada, 86 stores in Puerto Rico and U.S. Virgin Islands, 147 stores in the Central American region, 30 stores in the South American region and one store in Japan. We will continue to evaluate the performance of the test store in Japan before considering any additional locations in Japan. Also, we have curtailed any other expansion into new international markets to focus on our core business.

Our expansion plans for fiscal year 2005 include a net decrease of approximately 40 stores. This includes approximately 30 new stores and 70 store closings. We also intend to relocate approximately 70 stores. The current expansion plans for 2005 through 2009 would not materially increase or decrease the net number of Payless ShoeSource stores. We review our expansion plans at least on an annual basis.

Liquidity and Capital Resources

We ended 2004 with a cash and cash equivalents balance of $289.6 million, an increase of $152.9 million over 2003. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources. Sources and (uses) of cash flows are summarized below:

(dollars in millions)	2004	2003	2002

Net earnings from continuing operations	$35.1	$16.9	$110.5
Non-cash component of restructuring charges	10.8	—	—
Working capital increases (decreases)	105.4	84.0	(76.0)
Other operating activities	4.7	27.8	15.1
Depreciation and amortization	94.6	96.2	98.3

Cash flow provided by operating activities	250.6	224.9	147.9

Net cash provided by (used in) discontinued operations	6.6	(14.9)	(22.5)

Cash flow used in investing activities	(96.9)	(125.3)	(92.7)

Net (purchases) issuances of common stock	(9.7)	(1.1)	17.6
Net payments of debt and deferred financing costs	0.7	(27.3)	(87.1)
Contributions by minority owners	3.7	4.4	17.2

Cash flow used in financing activities	(5.4)	(24.0)	(52.1)

Effect of exchange rate changes on cash	(2.0)	4.3	(0.3)

Increase (decrease) in cash and cash equivalents	$152.9	$65.0	$(19.7)

Cash Flow Provided by Operating Activities

Cash flow from operations was $250.6 million in 2004 compared with $224.9 million in 2003 and $147.9 million in 2002. The increase in cash flow from operations in 2004 is due primarily to accrued expenses increasing $31.1 million over last year and net earnings from continuing operations increasing $18.2 million over last year. The increase in cash flow from operations in 2003 is due primarily to the reduction in inventory levels, offset by the decrease in net earnings of $106.0 million. During 2003, inventory was reduced by $60.8 million compared with a $110.4 million increase in 2002 for a net change of $171.2 million.

Cash Flow Used in Investing Activities

In 2004, our capital expenditures totaled $104.9 million, including a $1.3 million contribution from our joint-venture partners. The $104.9 million includes $60.4 million for new stores, $17.3 million to remodel existing stores, $18.4 million for information technology hardware and systems development and $8.8 million for other necessary improvements. We expect that 2005 capital expenditures will be approximately $70.0 million, including a $0.5 million contribution from our joint-venture partners. Total capital expenditures for the period

2005 through 2007 are planned at approximately $250 million excluding potential store openings in Japan. We intend to use internal cash flow and available financing from our $200 million revolving credit agreement to finance substantially all of these expenditures. We believe these sources will be sufficient for our capital expenditure needs through 2007.

Cash Flow Used in Financing Activities

During 2004, we repurchased 938,000 shares of common stock for $11.4 million, which included the repurchase of 839,200 shares of common stock for $10.1 million under our stock repurchase program. Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $40 million of common stock. This limit may increase based upon our earnings. We have approximately $240 million of remaining common stock repurchase authorization from our Board of Directors. See Note 16 of the Notes to Consolidated Financial Statements for further discussion of common stock repurchases.

In January 2004, we replaced our $150 million senior secured revolving credit facility with a new senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. We may borrow up to $200 million through the Facility, subject to a sufficient borrowing base and other terms of the Facility. The Facility bears interest at the London Inter-Bank Offered Rate (“LIBOR”), plus a variable margin of 1.25 percent to 2.0 percent, or the base rate as defined in the Facility. The variable interest rate margin on the Facility varies based upon certain borrowing levels specified in the Facility. The variable interest rate at January 29, 2005, was 4.0 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at our option. No amounts were drawn under the Facility as of January 29, 2005. As of January 29, 2005, our borrowing base permits us to borrow up to $171.7 million under the Facility, less $17.9 million in outstanding letters of credit.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 29, 2005, we are in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of our previous credit facility. As of January 29, 2005, the fair value of the Notes is $208.2 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

We have entered into $3.0 million of demand notes payable to efficiently finance our subsidiaries in the Central American Region. We maintain cash balances of $3.0 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average of 6.75 percent. The certificates of deposit earn interest at a weighted average of 6.00 percent and are reflected as restricted cash in the accompanying consolidated balance sheet. During 2004, we repaid $30.5 million of the $33.5 million balance outstanding as of the end of 2003.

Financial Commitments

As of January 29, 2005 no amounts were drawn against the $171.7 million borrowing base available under the $200.0 million Facility. However, the availability under the Facility has been reduced by $17.9 million in outstanding letters of credit. Our financial commitments as of January 29, 2005 are described below:

	Payments Due by Period
		Less than			More than
(dollars in millions)	Total	One Year	1-3 Years	3-5 Years	Five Years

Senior Subordinated Notes	$200.0	$—	$—	$—	$200.0
Capital lease obligations (including interest)	1.5	0.5	0.9	0.1	—
Operating lease obligations	1,253.9	240.6	403.9	294.9	314.5
Interest on notes payable and long-term debt	150.4	16.8	42.2	25.4	66.0
Royalty obligations	41.1	10.4	18.1	12.6	—
Service agreement obligations	15.4	7.9	4.4	2.3	0.8
Employment agreement obligations	8.0	5.3	2.7	—	—
Employee severance	4.2	3.0	1.2	—	—
Other long-term debt	6.4	—	2.4	—	4.0

	$1,680.9	$284.5	$475.8	$335.3	$585.3

We lease substantially all of our stores and are committed to making lease payments over varying lease terms. The operating lease obligations presented above represent the total lease obligations due to landlords, including obligations related to closed stores as well as our obligations related to leases that we have sublet. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of lease obligations includes renewal option periods. Our royalty obligations consist of minimum royalty payments for the purchase of branded merchandise. Our service agreement obligations consist of minimum payments for services that we cannot avoid without penalty. Our employment agreement obligations consist of minimum payments to certain of our executives. Employee severance obligations consist of contractually-specified payments associated with our restructuring initiatives.

Amounts not reflected in the table above:

•	We issue cancelable purchase orders to various vendors for the purchase of our merchandise. As of January 29, 2005, we had merchandise purchase obligations in the amount of $180 million for which we will likely take delivery.

•	As previously discussed, we also have demand notes payable of $3.0 million to efficiently finance our subsidiaries in the Central American Region.

•	We have entered into a joint venture agreement to operate Payless ShoeSource stores in Japan. We made a capital contribution of 382.6 million yen, or $3.6 million dollars, in 2004 to our Japanese joint venture. We have committed to making capital contributions to our Japanese joint venture in the amount of 412.9 million yen in 2005. Additionally, if the Japanese joint venture achieves certain performance targets, we will be committed to contribute an additional 2.9 billion yen and 3.4 billion yen in 2006 and 2007, respectively. In U.S. dollars, based on the exchange rate of 103.5 yen to 1 U.S. dollar as of January 29, 2005, the committed contributions are $4.0 million, $28.0 million and $32.9 million for 2005, 2006 and 2007, respectively. We own 60 percent of the Japanese joint venture and, therefore, have consolidated the results of such operations in our financial statements.

Financial Condition Ratios

The debt-to-capitalization ratio was 25.9 percent, 28.2 percent, and 29.8 percent for 2004, 2003 and 2002, respectively. The 2004 debt-to-capitalization ratio decreased primarily due to a $30.5 million reduction in demand notes payable, partially offset by a reduction in equity due to repurchases of common stock. For purposes of the debt-to-capitalization ratio, total debt is long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases (including certain option periods where failure to exercise such options would result in an economic penalty) as debt and as capitalization, would be 67.3 percent, 66.8 percent and 66.3 percent in 2004, 2003 and 2002, respectively.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the consolidated financial statements. We believe that the following critical accounting policies involve a higher degree of judgment or complexity (see the notes to our consolidated financial statements for a complete discussion of our significant accounting policies).

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

Rent Expense

Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of straight-line rent expense includes renewal option periods. Also, landlord-provided tenant improvement allowances are recorded in other liabilities and amortized as a credit to rent expense over the term of the lease.

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

We record valuation allowances against our deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets are reduced by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will not be realized.

New Accounting Standards

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 was issued primarily to improve the comparability of accounting for exchanges of nonmonetary assets with the International Accounting Standards Board. SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. APB Opinion No. 29 included some exceptions to measuring exchanges at fair value. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, though early adoption is encouraged. The application of SFAS 153 is not expected to have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) provides accounting guidance for stock-based payments to employees. SFAS 123(R) revises SFAS 123 by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. SFAS 123(R) is effective for public companies with the first interim or annual period that begins after June 15, 2005. We are in the process of evaluating its impact on our consolidated financial statements.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Company is considering the implications of the Act on repatriation of foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The FASB issued FASB Staff Position 109-2 in December 2004 which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. As of January 29, 2005, we anticipate that we will repatriate between $45 million and $65 million pursuant to the Act. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of the potential impact of the Act on the financial statements.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of wasted materials require treatment as current-period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The application of SFAS 151 is not expected to have a material impact on our consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51.” This interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004, for those companies that have yet to adopt the provisions of FIN 46. The application of FASB Interpretation No. 46R did not have a material impact on our consolidated financial statements.

In January 2003, the FASB issued SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which retains all of the disclosures that are required by SFAS 132 and includes several additional disclosures. It also amends APB Opinion 28, “Interim Financial Reporting,” to require certain disclosures about pension and other postretirement benefit plans in interim financial statements. The provisions of SFAS 132 (revised 2003) are effective for fiscal years ending after June 15, 2004. The interim disclosure provisions are effective for interim periods beginning after December 15, 2003. We adopted the provisions of SFAS 123 (revised 2003) in the first quarter of fiscal year 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 1.25 percent to 2.0 percent, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at January 29, 2005; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR.

Foreign Currency Risk

We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the fiscal years ended January 29, 2005, and January 31, 2004, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.

In 2004, approximately 90 percent of footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the yuan, is currently not a freely convertible currency. The yuan may be made freely convertible or be revalued by the PRC government. If this occurs, the products we source from the PRC would likely be more expensive.

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

Management continually reviews, modifies and improves its systems of accounting and controls in response to changes in business conditions and operations and in response to recommendations in the reports prepared by the independent registered public accounting firm and internal auditors.

Management believes that it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards and in conformity with the law. This standard is described in the company’s policies on business conduct, which are publicized throughout the Company.

Audit and Finance Committee of the Board of Directors

The Board of Directors, through the activities of its Audit and Finance Committee, participates in the reporting of financial information by the Company. The Committee meets regularly with management, the internal auditors and the independent registered public accounting firm. The Committee reviewed the scope, timing and fees for the annual audit and the results of the audit examinations completed by the internal auditors and independent registered public accounting firm, including the recommendations to improve certain internal controls and the follow-up reports prepared by management. The independent registered public accounting firm and internal auditors have free access to the Committee and the Board of Directors and attend each regularly scheduled Audit and Finance Committee meeting.

The Audit and Finance Committee consists of four outside directors all of whom have accounting or financial management expertise. The members of the Audit and Finance Committee are Daniel Boggan Jr., Howard R. Fricke, Michael E. Murphy and John F. McGovern. The Audit and Finance Committee reports the results of its activities to the full Board of Directors.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Payless ShoeSource, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 29, 2005.

Payless ShoeSource, Inc.’s independent registered public accounting firm, Deloitte and Touche LLP, has issued an audit report dated March 30, 2005 on our management’s assessment of our internal control over financial reporting.

/s/ Steven J. Douglass	/s/ Ullrich E. Porzig

Chairman, Chief Executive	Senior Vice President — Chief
Officer and Director	Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners, Payless ShoeSource, Inc., Topeka, Kansas

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Payless ShoeSource, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2005 of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 30, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners, Payless ShoeSource, Inc., Topeka, Kansas:

We have audited the accompanying consolidated balance sheets of Payless ShoeSource, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of earnings (loss), shareowners’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2005. Our audits also included the financial statement schedule in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 30, 2005

PAYLESS SHOESOURCE, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

		(as restated, see Note 2)
(dollars in millions, except per share)	2004	2003	2002

Net sales	$2,656.5	$2,662.4	$2,736.1

Cost of sales	1,836.9	1,920.9	1,883.5
Selling, general and administrative expenses	733.2	715.7	663.0
Restructuring charges (benefits)	24.9	(0.2)	2.1

Operating profit from continuing operations	61.5	26.0	187.5

Interest expense	22.1	20.7	23.5

Interest income	(5.3)	(3.9)	(4.3)

Earnings from continuing operations before income taxes and minority interest	44.7	9.2	168.3

Provision (benefit) for income taxes	13.2	(4.0)	60.8

Earnings from continuing operations before minority interest	31.5	13.2	107.5

Minority interest, net of income taxes	3.6	3.7	3.0

Net earnings from continuing operations	35.1	16.9	110.5

Loss from discontinued operations, net of income taxes and minority interest	(37.1)	(17.0)	(4.6)

Net (loss) earnings	$(2.0)	$(0.1)	$105.9

Diluted (loss) earnings per share:

Earnings from continuing operations	$0.52	$0.25	$1.62

Loss from discontinued operations	(0.55)	(0.25)	(0.07)

Diluted (loss) earnings per share	$(0.03)	$(0.00)	$1.55

Basic (loss) earnings per share:

Earnings from continuing operations	$0.52	$0.25	$1.64

Loss from discontinued operations	(0.55)	(0.25)	(0.07)

Basic (loss) earnings per share	$(0.03)	$(0.00)	$1.57

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.

CONSOLIDATED BALANCE SHEETS

		(as restated,
		see Note 2)
(dollars in millions except per share)	January 29, 2005	January 31, 2004

Assets
Current assets:
Cash and cash equivalents	$289.6	$136.7
Marketable securities, available for sale	5.0	10.0
Restricted cash	3.0	33.5
Inventories	345.3	375.2
Current deferred income taxes	21.9	17.1
Other current assets	56.6	64.9
Current assets of discontinued operations	8.5	24.2

Total current assets	729.9	661.6
Property and equipment:
Land	8.0	8.0
Buildings and leasehold improvements	673.3	679.8
Furniture, fixtures and equipment	509.8	494.6
Property under capital leases	3.8	4.6

Total property and equipment	1,194.9	1,187.0
Accumulated depreciation and amortization	(772.6)	(763.5)

Property and equipment, net	422.3	423.5
Favorable leases, net	21.7	28.8
Deferred income taxes	36.4	34.2
Goodwill, net	5.9	5.9
Other assets	23.5	22.7
Non-current assets of discontinued operations	0.1	27.6

Total assets	$1,239.8	$1,204.3

Liabilities and Shareowners’ Equity
Current liabilities:
Current maturities of long-term debt	$0.3	$0.9
Notes payable	3.0	33.5
Accounts payable	160.3	129.6
Accrued expenses	159.7	123.9
Current liabilities of discontinued operations	15.0	5.8

Total current liabilities	338.3	293.7
Long-term debt	204.3	202.8
Other liabilities	93.6	85.6
Non-current liabilities of discontinued operations	—	2.1
Minority interest	8.6	15.7
Commitments and contingencies	—	—
Shareowners’ Equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 88,130,874 issued; 67,191,515 and 67,991,812 shares outstanding in 2004 and 2003, respectively	0.9	0.9
Treasury stock, $.01 par value; 20,939,359 and 20,139,062 shares in 2004 and 2003, respectively	(0.2)	(0.2)
Additional paid-in capital	25.6	35.7
Unearned restricted stock	(0.8)	(0.7)
Retained earnings	562.0	564.0
Accumulated other comprehensive income, net of income taxes	7.5	4.7

Total shareowners’ equity	595.0	604.4

Total liabilities and shareowners’ equity	$1,239.8	$1,204.3

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY

						Accumulated
	Outstanding		Additional	Unearned		Other	Total
(dollars in millions, shares	Common Stock		Paid-in	Restricted	Retained	Comprehensive	Shareowners’	Comprehensive
in thousands)	Shares	Dollars	Capital	Stock	Earnings	Income (Loss)	Equity	Income

Balance at February 2, 2002 (as previously reported)	66,759	$0.7	$16.3	$(2.6)	$461.4	$(8.8)	$467.0
Adjustment — see Note 2					(3.2)		(3.2)
Balance at February 2, 2002 (as restated, see Note 2)	66,759	$0.7	$16.3	$(2.6)	$458.2	$(8.8)	$463.8
Net earnings (as restated, see Note 2)		—	—	—	105.9	—	105.9	$105.9
Translation adjustments		—	—	—	—	(0.2)	(0.2)	(0.2)
Cash flow hedge adjustments		—	—	—	—	4.0	4.0	4.0
Issuances of common stock under stock plans	1,397	—	22.8	—	—	—	22.8
Purchases of common stock	(108)	—	(2.1)	—	—	—	(2.1)
Amortization of unearned restricted stock		—	—	0.9	—	—	0.9
Restricted stock cancellation	(102)	—	(1.1)	1.1	—	—	—

Comprehensive income (as restated, see Note 2)								109.7

Balance at February 1, 2003 (as restated, see Note 2)	67,946	0.7	35.9	(0.6)	564.1	(5.0)	595.1

Net loss (as restated, see Note 2)		—	—	—	(0.1)	—	(0.1)	(0.1)
Translation adjustments		—	—	—	—	7.9	7.9	7.9

Cash flow hedge adjustments		—	—	—	—	1.8	1.8	1.8
Issuances of common stock under stock plans	179	—	1.7	(1.1)	—	—	0.6
Purchases of common stock	(117)	—	(1.7)	—	—	—	(1.7)
Amortization of unearned restricted stock		—	—	0.8	—	—	0.8
Restricted stock cancellation	(16)	—	(0.2)	0.2	—	—	—

Comprehensive income (as restated, see note 2)								9.6

Balance at January 31, 2004 (as restated, see Note 2)	67,992	0.7	35.7	(0.7)	564.0	4.7	604.4

Net loss		—	—	—	(2.0)	—	(2.0)	(2.0)
Translation adjustments		—	—	—	—	2.8	2.8	2.8
Issuances of common stock under stock plans	228	—	2.8	(1.2)	—	—	1.6
Purchases of common stock	(938)	—	(11.4)	—	—	—	(11.4)
Amortization of unearned restricted stock		—	—	0.7	—	—	0.7
Restricted stock cancellation	(90)	—	(1.5)	0.4	—	—	(1.1)

Comprehensive income								$0.8

Balance at January 29, 2005	67,192	$0.7	$25.6	$(0.8)	$562.0	$7.5	$595.0

Outstanding common stock is net of shares held in treasury and is presented net of $0.2 million of treasury stock in 2004, 2003 and 2002, respectively. Treasury stock is accounted for using the par value method. Treasury share activity for the last three years is summarized below (in thousands):

	2004	2003	2002

Balance, beginning of year	20,139	20,185	21,372

Issuances of common stock:
Stock options and employee stock purchase plan	(147)	(76)	(1,388)
Deferred compensation plan	(5)	(7)	(9)
Net restricted stock (grants) forfeitures	14	(80)	102

	(138)	(163)	(1,295)
Purchases of common stock	938	117	108

Balance, end of year	20,939	20,139	20,185

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		(as restated, see Note 2)
(dollars in millions)	2004	2003	2002

Operating activities:
Net (loss) earnings	$(2.0)	$(0.1)	$105.9
Loss from discontinued operations, net of income taxes and minority interest	(37.1)	(17.0)	(4.6)
Net earnings from continuing operations	35.1	16.9	110.5

Adjustments for non-cash items included in net earnings from continuing operations:
Non-cash component of restructuring charges	10.8	—	—
Loss on impairment and disposal of assets	7.0	10.9	10.3
Depreciation and amortization	94.6	96.2	98.3
Amortization of deferred financing costs	0.9	4.0	1.7
Amortization of unearned restricted stock	0.7	0.8	0.9
Deferred income taxes	(6.4)	1.3	9.8
Minority interest, net of income taxes	(3.6)	(3.7)	(3.0)
Income tax benefit of stock option exercises	—	—	2.9
Changes in working capital:
Inventories	31.0	60.8	(110.4)
Other current assets	8.4	(8.7)	1.0
Accounts payable	30.7	27.7	38.8
Accrued expenses	35.3	4.2	(5.4)
Other assets and liabilities, net	6.1	14.5	(7.5)

Cash flow provided by operating activities from continuing operations	250.6	224.9	147.9

Cash flow provided by (used in) discontinued operations	6.6	(14.9)	(22.5)

Investing activities:
Capital expenditures	(104.9)	(116.3)	(96.6)
Dispositions of property and equipment	3.0	1.0	3.9
Purchases of marketable securities	(13.0)	(10.0)	—
Sales of marketable securities	18.0	—	—

Cash flow used in investing activities from continuing operations	(96.9)	(125.3)	(92.7)

Financing activities:
(Payment) issuance of notes payable	(30.5)	5.0	19.0
Restricted cash	30.5	(5.0)	(19.0)
Issuance of debt	2.4	196.7	4.0
Payment of deferred financing costs	(0.2)	(7.1)	—
Repayments of debt	(1.5)	(216.9)	(91.1)
Issuances of common stock	1.6	0.6	19.9
Purchases of common stock	(11.4)	(1.7)	(2.1)
Contributions by minority owners	3.7	4.4	17.2

Cash flow used in financing activities from continuing operations	(5.4)	(24.0)	(52.1)

Effect of exchange rate changes on cash	(2.0)	4.3	(0.3)

Increase (decrease) in cash and cash equivalents	152.9	65.0	(19.7)

Cash and cash equivalents, beginning of year	136.7	71.7	91.4

Cash and cash equivalents, end of year	$289.6	$136.7	$71.7

Cash paid (received) during the year:
Interest	$23.3	$14.0	$22.5
Income taxes	(11.0)	7.2	29.2

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Payless ShoeSource, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is the largest family footwear specialty retailer in the Western Hemisphere.

As of January 29, 2005, the Company operated 4,640 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, the Central and South American Regions and Japan. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad and Tobago. The South American Region is composed of operations in Ecuador. The Company’s operations in the Central and South American Regions and Japan are operated as consolidated joint ventures in which the Company maintains a 60-percent ownership.

The Company sources and utilizes a network of agents with factories in nine foreign countries and the United States to source its footwear products, which are manufactured to meet the Company’s specifications and standards. During 2004, factories in the People’s Republic of China were a direct source of approximately 90% of the Company’s footwear, based on merchandise cost.

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

As a result of the restructuring, as discussed in Note 3 below, the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores has been classified as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2004, 2003 and 2002 ended on January 29, 2005, January 31, 2004, and February 1, 2003, respectively. References to years in these financial statements and notes relate to fiscal years rather than calendar years. The Company’s operations in the Central American and South American Regions and Japan are consolidated using a December 31 year-end.

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported within the consolidated balance sheets and the statements of earnings (loss), shareowners’ equity and cash flows, and the notes to consolidated financial statements. Actual results could differ from these estimates.

Net Sales

Net sales (“sales”) are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Third-party liquidation sales related to restructuring are recognized at the time the sale is made to the customer, are calculated based upon contractually guaranteed amounts pursuant to our agreements with liquidators and are net of associated fees.

Gift Cards

The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale.

Cost of Sales

Cost of sales includes the cost of merchandise sold and the Company’s buying and occupancy costs.

Rent Expense

Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of straight-line rent expense includes renewal option periods. Also, landlord-provided tenant improvement allowances are recorded in other liabilities and amortized as a credit to rent expense over the term of the lease.

Pre-Opening Expenses

Costs associated with the opening of new stores are expensed as incurred.

Advertising Costs

Advertising costs and sales promotion costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising and sales promotion costs of $107.3 million, $106.2 million and $89.2 million in 2004, 2003 and 2002, respectively.

Income Taxes

Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying enacted statutory tax rates to differences between the book basis and the tax basis of assets and liabilities.

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

SFAS 123, “Accounting for Stock-Based Compensation,” provides an alternative method of accounting for stock based compensation, which establishes a fair value based method of accounting for employee stock options or similar equity instruments. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The fair value is recognized over the option vesting period. The following table presents the effect on net earnings (loss) and earnings (loss) per share had the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

(dollars in millions, except per share amounts)	2004	2003	2002

Net (loss) earnings:
As reported	$(2.0)	$(0.1)	$105.9
Add: Total stock-based employee compensation expense included in net (loss) earnings as reported, net of related income taxes	1.2	1.7	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	$3.0	$6.1	$7.6

Pro forma	$(3.8)	$(4.5)	$98.3
Diluted (loss) earnings per share:
As reported	$(0.03)	$(0.00)	$1.55
Pro forma	$(0.06)	$(0.06)	$1.44
Basic (loss) earnings per share:
As reported	$(0.03)	$(0.00)	$1.57
Pro forma	$(0.06)	$(0.06)	$1.46

The following assumptions were used in the Black-Scholes calculations above:

	2004	2003	2002

Risk-free interest rate	4.29%	3.40%	4.55%
Expected dividend yield	0%	0%	0%
Expected option life	7 yrs	7 yrs	10 yrs
Expected volatility	33%	31%	32%

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

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with an original maturity of three months or less. Receivables in the amount of $12.6 million and $11.0 million from banks and credit card companies for the settlement of credit card transactions are included in cash and cash equivalents as of January 29, 2005, and January 31, 2004, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

Marketable Securities

As of January 29, 2005, marketable securities include $5.0 million of auction rate securities, which are available to support the Company’s current operations. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in other comprehensive income (loss). Due to the short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities. All of the auction rate securities have contractual maturities of more than ten years. The Company previously classified auction rate securities as cash equivalents. The Company reclassified $10.0 million of auction rate securities reported as cash equivalents as of January 31, 2004 to marketable securities.

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

During 2002, the Company reorganized its global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of finished product. As a result, the Company now takes ownership of certain raw materials as the materials enter the production process. These raw materials are now included in inventories and accounted for under the FIFO basis. Raw materials of $18.8 million and $19.5 million are held by third parties and included in inventories in the consolidated balance sheet at January 29, 2005, and January 31, 2004, respectively.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for store remodels, refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. The estimated useful life for each major class of property and equipment is as follows:

Buildings	10 to 30 years
Leasehold improvements	the lesser of 10 years or the remaining expected lease term that is reasonably assured (which may exceed the current non-cancelable term)
Furniture, fixtures and equipment	3 to 8 years
Property under capital lease	10 to 30 years

Depreciation expense for 2004, 2003, and 2002 was $90.5 million, $91.3 million, and $92.7 million, respectively.

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

Financial Derivatives

The Company has used derivative financial instruments to reduce its exposure to fluctuations in interest rates and foreign currencies and to minimize the risk associated with investments in foreign operations. Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivatives be reflected as either assets or liabilities on the balance sheet based on their fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. As of January 29, 2005, the Company had no derivative instruments in place.

Reclassification

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

Note 2 — Restatement of Financial Statements

During fiscal year 2004, the Company performed a comprehensive review of its accounting treatment for leases and lease-related items and determined that the previous accounting policies used were inappropriate. As a result, the Company has corrected its accounting practices in this area and restated its consolidated financial statements for fiscal years 2003 and 2002.

Historically, when accounting for leases with renewal options, the Company had recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when the store opened for business. The Company amortized leasehold improvements on those properties over a period of typically 10 years that, in certain cases, would have included a portion of the renewal option periods. In connection with the restatement, the Company corrected its accounting to accelerate the recognition of rent expense on leases by recording lease expense from the time at which it takes possession of the property, rather than at the time the store opens for business. In addition, the Company corrected its calculation of rent expense on a straight line basis to include certain option periods that are reasonably assured of renewal, because failure to exercise such options would result in an economic penalty. When the renewal option periods are not reasonably assured, the leasehold improvements are amortized over a period not to exceed the existing non-cancelable lease term.

Also, the Company had followed the practice of netting landlord-provided tenant improvement allowances against property and equipment. The restatement corrects the manner in which the Company accounts for tenant improvement allowances to record the allowances as a deferred credit. There was no impact to earnings for this correction. Further, the annual amount of tenant improvement allowances received each year are shown within the operating activities on the consolidated statement of cash flows rather than a reduction of capital expenditures.

Although the Company does not believe that these errors resulted in a material misstatement of its consolidated financial statements for any annual or interim period previously reported, the effects of correcting the error in the fourth quarter of fiscal year 2004 would have had a material effect on the results for the fourth quarter and for fiscal year 2004. The resulting adjustments do not affect the Company’s historical or future net cash flows, the timing of payments under the related leases, or compliance with any debt covenants.

In addition, the Company discovered an error relating to its accounting for deferred income taxes. Beginning in a period prior to 1998, deferred income tax assets were understated by approximately $4.5 million. In connection with the restatement mentioned above, the Company recorded a correction to increase deferred tax assets by approximately $4.5 million. The correction has no impact on earnings in fiscal years 2004, 2003 or 2002.

The cumulative effect of these accounting corrections is a reduction of retained earnings of $3.2 million as of the beginning of fiscal 2002, an incremental increase to retained earnings of $0.1 million for the fiscal year ended 2002, and no change to retained earnings for the fiscal year ended 2003.

Following is a summary of the effects of the corrections to the Company’s consolidated balance sheet as of January 31, 2004 and consolidated statement of shareowners’ equity as of February 2, 2002, as well as the effects of these changes on the Company’s consolidated statements of earnings (loss) and cash flows for fiscal years 2003 and 2002. The “As previously reported” amounts have been adjusted for the reclassifications discussed in Notes 1 and 4 of the Notes to Consolidated Financial Statements.

	Consolidated Statements of Earnings (Loss)
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Fiscal year ended January 31, 2004
Cost of sales	$1,920.9	$—	$1,920.9
(Loss) earnings from continuing operations before interest, income taxes and minority interest	26.0	—	26.0
(Loss) earnings from continuing operations before income taxes and minority interest	9.2	—	9.2
(Benefit) provision for income taxes	(4.0)	—	(4.0)
(Loss) earnings from continuing operations before minority interest	13.2	—	13.2
Minority interest, net of income taxes	3.7	—	3.7
(Loss) earnings from continuing operations	16.9	—	16.9
Loss from discontinued operations, net of income taxes and minority interest	(17.0)	—	(17.0)
Net loss	$(0.1)	$—	$(0.1)
Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$0.25	$—	$0.25
Loss from discontinued operations	(0.25)	—	(0.25)
Diluted loss per share	$(0.00)	$—	$(0.00)
Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$0.25	$—	$0.25
Loss from discontinued operations	(0.25)	—	(0.25)
Basic loss per share	$(0.00)	$—	$(0.00)

	Consolidated Statements of Earnings (Loss)
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Fiscal year ended February 1, 2003
Cost of sales	$1,883.6	$(0.1)	$1,883.5
(Loss) earnings from continuing operations before interest, income taxes and minority interest	187.4	0.1	187.5
(Loss) earnings from continuing operations before income taxes and minority interest	168.2	0.1	168.3
(Benefit) Provision for income taxes	60.7	0.1	60.8
(Loss) earnings from continuing operations before minority interest	107.5	—	107.5
Minority interest, net of income taxes	2.9	0.1	3.0
(Loss) earnings from continuing operations	110.4	0.1	110.5
Loss from discontinued operations, net of income taxes and minority interest	(4.6)	—	(4.6)
Net earnings	$105.8	$0.1	$105.9
Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$1.62	$—	$1.62
Loss from discontinued operations	(0.07)	—	(0.07)
Diluted loss per share	$1.55	$—	$1.55
Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$1.63	$—	$1.63
Loss from discontinued operations	(0.07)	—	(0.07)
Basic loss per share	$1.56	$—	$1.56

	Consolidated Balance Sheets
	As previously
January 31, 2004	Reported(1)	Adjustments	As restated
Property and equipment, net	$409.0	$14.5	$423.5
Deferred income taxes (asset)	25.4	8.8	34.2
Non-current assets of discontinued operations	27.9	(0.3)	27.6
Total assets	$1,181.3	$23.0	$1,204.3

Other liabilities	$59.5	$26.1	85.6
Non-current liabilities of discontinued operations	1.8	0.3	2.1
Minority interest	16.0	(0.3)	15.7
Retained earnings	567.1	(3.1)	564.0
Total shareowners’ equity	607.5	(3.1)	604.4
Total liabilities and shareowners’ equity	$1,181.3	$23.0	$1,204.3

	Consolidated Statements of Cash Flows
	As previously
Fiscal year ended January 31, 2004	reported	Adjustments	As restated

Cash flow provided by operating activities	$219.1	$5.8	$224.9
Cash flow used in investing activities	(119.5)	(5.8)	(125.3)

Fiscal year ended February 1, 2003

Cash flow provided by operating activities	$143.3	$4.6	$147.9
Cash flow used in investing activities	(88.1)	(4.6)	(92.7)

	Consolidated Statements of Shareowners’ Equity
	As previously
As of February 2, 2002	reported	Adjustments	As restated

Retained earnings	$461.4	$(3.2)	$458.2

(1)	Previously reported amounts include reclassifications to decrease cash by $10.0 million, and increase marketable securities, other current assets, other assets and accrued expenses by $10.0 million, $2.7 million, $1.7 million and $4.4 million, respectively, as of January 31, 2004.

Note 3 — Restructuring Charges

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

As of January 29, 2005, the Company has substantially completed the strategic initiatives, which include: 1) closing all Parade stores, 2) sale of Chile and Peru entities, 3) closing of 261 Payless ShoeSource restructuring stores (an additional three stores will be closed in the first quarter of 2005), 4) ceasing all wholesale businesses with no significant growth opportunity and 5) eliminating approximately 200 management and administrative positions.

As part of the restructuring, the Company recorded a charge of $67.9 million, with $24.9 million relating to continuing operations and $43.0 million relating to discontinued operations. The cash component of the charge was $34.7 million, not including the related income tax benefit. The restructuring charge includes a $1.8 million reduction in the carrying value of favorable leases.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Parade, Peru, Chile and 26 Payless ShoeSource stores have been classified as discontinued operations.

In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” employee severance, contract termination and other exit costs are recorded at their estimated fair value when they are incurred. Employee severance costs include estimates regarding the amount of severance payments made to certain terminated associates, and contract termination costs include estimates regarding the length of time required to sublease vacant space and expected recovery rates. Actual results could vary from these estimates.

The significant components of the restructuring charge incurred as of January 29, 2005 are summarized as follows:

	Charge (Benefit)
(dollars in millions)	Cash	Non-Cash	Total

Asset impairments and net disposal losses	$(1.7)	$36.4	$34.7
Employee severance costs	9.4	(0.1)	9.3
Contract termination costs	24.4	(3.1)	21.3
Other exit costs	2.6	—	2.6

Total	$34.7	$33.2	$67.9

The status of the restructuring-related liabilities, which are included in accrued expenses ($7.4 million) and current liabilities of discontinued operations ($14.4 million) in the condensed consolidated balances sheets, are summarized below:

	Year Ended January 29, 2005
			Accrual Balance as of
(dollars in millions)	Cash Charges	Cash Payments	January 29, 2005

Employee severance costs	$9.4	$5.2	$4.2
Contract termination costs	24.4	6.8	17.6

Total	$33.8	$12.0	$21.8

The Company expects that the payments of employee severance costs will be substantially completed by June 2007. The remaining contract termination obligations primarily relate to lease obligations for vacant space (certain lease terms extending through November 2013) resulting from the store closings.

The Payless and Parade stores located in Chile, Peru, Puerto Rico and Canada are components of the Payless International segment. The Parade and Payless stores located in the United States are components of the Payless Domestic segment. A summary of the restructuring charge by segment is as follows:

Year Ended
(dollars in millions)	January 29, 2005

Payless Domestic	$56.1
Payless International	11.8

Total	$67.9

Note 4 — Discontinued Operations

In accordance with SFAS No. 144, the results for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003, have been reclassified to show the results of operations for Parade, Peru, Chile and 26 Payless closed stores as discontinued operations. The following is a summary of these results by segment:

Fiscal Year Ended January 29, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$100.8	$9.0	$109.8

Loss from discontinued operations before income taxes and minority interest	(11.5)	(6.1)	(17.6)

(Benefit) provision for income taxes	(4.5)	0.4	(4.1)

Loss from discontinued operations before minority interest	(7.0)	(6.5)	(13.5)

Minority interest, net of income taxes	—	2.6	2.6

Loss before disposal	(7.0)	(3.9)	(10.9)

Loss on disposal of discontinued operations, net of income taxes of $12.9 and $0.0, respectively, and minority interest of $0.0 and $3.9, respectively	(20.4)	(5.8)	(26.2)

Loss from discontinued operations, net of income taxes and minority interest	$(27.4)	$(9.7)	$(37.1)

Fiscal Year Ended January 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$109.8	$11.1	$120.9

Loss from discontinued operations before income taxes and minority interest	(18.7)	(6.7)	(25.4)

(Benefit) provision for income taxes	(6.7)	1.7	(5.0)

Loss from discontinued operations before minority interest	(12.0)	(8.4)	(20.4)

Minority interest, net of income taxes	—	3.4	3.4

Loss from discontinued operations, net of income taxes and minority interest	$(12.0)	$(5.0)	$(17.0)

Fiscal Year Ended February 1, 2003

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$137.8	$4.2	$142.0

Loss from discontinued operations before income taxes and minority interest	(2.3)	(7.0)	(9.3)

Benefit for income taxes	(0.8)	(1.8)	(2.6)

Loss from discontinued operations before minority interest	(1.5)	(5.2)	(6.7)

Minority interest, net of income taxes	—	2.1	2.1

Loss from discontinued operations, net of income taxes and minority interest	$(1.5)	$(3.1)	$(4.6)

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets of Parade, Peru, Chile and the 26 Payless closed stores as discontinued operations. As of January 29, 2005, and January 31, 2004, the current and non-current assets and liabilities of discontinued operations by financial reporting segment were as follows:

Fiscal Year Ended January 29, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Current deferred income taxes	$5.6	$—	$5.6
Other current assets	2.9	—	2.9

Total current assets of discontinued operations	$8.5	$—	$8.5

Other assets	$0.1	$—	$0.1

Total non-current assets of discontinued operations	$0.1	$—	$0.1

Liabilities
Current liabilities:
Accounts payable	$0.2	$—	$0.2
Accrued expenses	14.8	—	14.8

Total current liabilities of discontinued operations	$15.0	$—	$15.0

Fiscal Year Ended January 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.1	$2.1	$2.2
Inventories	14.4	2.8	17.2
Current deferred income taxes	0.2	—	0.2
Other current assets	2.4	2.2	4.6

Total current assets of discontinued operations	$17.1	$7.1	$24.2

Property and equipment, net	$15.3	$7.1	$22.4
Favorable leases, net	0.4	—	0.4
Deferred income taxes	2.6	—	2.6
Other assets	0.1	2.1	2.2

Total non-current assets of discontinued operations	$18.4	$9.2	$27.6

Liabilities
Current liabilities:
Accounts payable	$2.7	$0.7	$3.4
Accrued expenses	2.0	0.4	2.4

Total current liabilities of discontinued operations	$4.7	$1.1	$5.8

Other liabilities	$2.0	$0.1	$2.1

Total non-current liabilities of discontinued operations	$2.0	$0.1	$2.1

Note 5 — Quarterly Results (Unaudited)

The tables below summarize quarterly results for the last two years. Quarterly results are determined in accordance with annual accounting policies and all adjustments (consisting only of normal recurring adjustments, except as noted below) necessary for a fair statement of the results for the interim periods have been included; however, certain items are based upon estimates for the entire year. The financial data has been restated as described in Note 2, and the “As previously reported” amounts have been adjusted for the reclassifications discussed in Note 4 of the Notes to Consolidated Financial Statements.

(dollars in millions,
except per share)	2004
	Restated	Restated	Restated
Quarter	First	Second	Third	Fourth	Year

Net retail sales	$692.3	$695.6	$661.4	$607.2	$2,656.5
Gross profit	216.8	219.5	201.1	182.2	819.6
Net earnings (loss) from continuing operations	17.9	19.8	12.5	(15.1)	35.1
Loss from discontinued operations, net of income taxes and minority interest	(3.8)	(16.0)	(5.9)	(11.4)	(37.1)
Net earnings (loss)	$14.1	$3.8	$6.6	$(26.5)	$(2.0)

Diluted (loss) earnings per share:
Earnings from continuing operations	$0.26	$0.29	$0.19	$(0.22)	$0.52
(Loss) from discontinued operations	(0.05)	(0.24)	(0.09)	(0.17)	(0.55)
Diluted earnings (loss) per share:(1)	$0.21	$0.05	$0.10	$(0.39)	$(0.03)

Basic (loss) earnings per share:
Earnings from continuing operations	$0.26	$0.29	$0.19	$(0.22)	$0.52
(Loss) from discontinued operations	(0.05)	(0.24)	(0.09)	(0.17)	(0.55)
Basic earnings (loss) per share:(1)	$0.21	$0.05	$0.10	$(0.39)	$(0.03)

(dollars in millions,
except per share)	2004 (As previously reported)
Quarter	First	Second	Third

Net retail sales	$692.3	$695.6	$661.4
Gross profit	216.8	219.4	201.0
Net earnings (loss) from continuing operations	17.9	19.9	12.4
Loss from discontinued operations, net of income taxes and minority interest	(4.1)	(16.2)	(5.9)
Net earnings (loss)	$13.8	$3.7	$6.5

Diluted (loss) earnings per share:
Earnings from continuing operations	$0.26	$0.29	$0.19
(Loss) from discontinued operations	(0.06)	(0.24)	(0.09)
Diluted earnings (loss) per share(1)	$0.20	$0.05	$0.10

Basic (loss) earnings per share:
Earnings from continuing operations	$0.26	$0.29	$0.19
(Loss) from discontinued operations	(0.06)	(0.24)	(0.09)
Basic earnings (loss) per share(1)	$0.20	$0.05	$0.10

(dollars in millions,
except per share)	2003 (Restated)(2)
Quarter	First	Second	Third	Fourth	Year

Net retail sales	$667.3	$698.0	$679.4	$617.7	$2,662.4
Gross profit	200.2	196.9	187.3	157.1	741.5
Net earnings (loss) from continuing operations	16.8	10.0	2.2	(12.1)	16.9
Loss from discontinued operations, net of income taxes and minority interest	(2.7)	(4.8)	(4.4)	(5.1)	(17.0)
Net earnings (loss)	$14.1	$5.2	$(2.2)	$(17.2)	$(0.1)

Diluted (loss) earnings per share:
Earnings from continuing operations	$0.25	$0.15	$0.03	$(0.18)	$0.25
(Loss) from discontinued operations	(0.04)	(0.07)	(0.06)	(0.07)	(0.25)
Diluted earnings (loss) per share(1)	$0.21	$0.08	$(0.03)	$(0.25)	$(0.00)

Basic (loss) earnings per share:
Earnings from continuing operations	$0.25	$0.15	$0.03	$(0.18)	$0.25
(Loss) from discontinued operations	(0.04)	(0.07)	(0.06)	(0.07)	(0.25)
Basic earnings (loss) per share(1)	$0.21	$0.08	$(0.03)	$(0.25)	$(0.00)

(1)	Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(2)	Due to rounding, the restated 2003 quarterly results did not differ from the previously-reported amounts.

Note 6 — Profit Sharing Plan

The Company has two qualified profit sharing plans (“Payless Profit Sharing Plans”) that cover full-time associates who have worked for the Company for 90 days and have attained age 21 or part-time associates who work 1,000 hours or more in a year and have attained age 21. The Payless Profit Sharing Plans are defined contribution plans that provide for Company contributions related to the Company’s annual performance and are at the discretion of the Board of Directors. The Company has historically contributed 2.5% of its pre-tax earnings to the Payless Profit Sharing Plans. At the discretion of the Board of Directors, the 2004 contribution was determined to be 2.5% of pre-tax earnings from continuing operations. Associates may voluntarily contribute to the Company’s profit sharing plans on both a pre-tax and after-tax basis. The Company’s contribution is allocated to all associates participating in the Payless Profit Sharing Plans who have worked for the Company for at least one year. Total profit sharing contributions for 2004 and 2002 were $1.3 million and $4.2 million, respectively. There was no contribution for 2003.

Note 7 — Pension Plan

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

The components of net periodic benefit costs and actuarial assumptions for the plan were:

(dollars in millions)	2004	2003	2002

Components of pension expense:
Service cost	$0.8	$0.8	$0.7
Interest cost	1.1	1.2	1.2
Amortization of prior service cost	0.2	0.1	0.1
Amortization of actuarial loss	0.2	0.2	0.3

Total	$2.3	$2.3	$2.3

The change in projected benefit obligation (PBO), accumulated benefit obligation (ABO), funded status of the plan and the actuarial assumptions used were:

(dollars in millions)	2004	2003

Change in PBO:
PBO at beginning of year	$20.7	$19.2
Service cost	0.8	0.8
Interest cost	1.1	1.2
Actuarial (gain) loss	(1.1)	0.1
Benefits paid	(0.7)	(0.6)

PBO at end of year	$20.8	$20.7
Unrecognized net actuarial loss	(1.2)	(6.3)
Unrecognized prior service cost	(4.8)	(1.2)

Accrued benefit cost	$14.8	$13.2

Amounts recognized in the balance sheet:
Accrued benefit liability and ABO	$15.5	$14.3
Intangible asset	(0.7)	(1.1)

Net amount recognized	$14.8	$13.2

Actuarial assumptions:
Discount rate	5.5%	6.0%
Salary increases	3.0%	3.5%

Estimated future benefit payments for the next five years and the aggregate amount for the following five years are:

(dollars in millions)
2005	$0.7
2006	0.8
2007	0.8
2008	0.9
2009	0.9
2010 - 2014	6.4

The expected contribution to be paid to the plan during fiscal year 2005 is $0.7 million.

Note 8 — Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of the following:

(dollars in millions)	2004	2003	2002

Federal	$15.9	$(9.2)	$36.4
State and local	0.7	2.1	8.0
Foreign	3.0	1.8	6.6

Current tax provision (benefit)	19.6	(5.3)	51.0

Federal	(4.7)	0.2	14.6
State and local	(0.6)	0.4	(2.9)
Foreign	(1.1)	0.7	(1.9)

Deferred tax (benefit) provision	(6.4)	1.3	9.8

Total provision (benefit)	$13.2	$(4.0)	$60.8

The reconciliation between the statutory federal income tax rate and the effective income tax rate was as follows:

		Percentage			Amount
(dollars in millions)	2004	2003	2002	2004	2003	2002

Statutory federal income tax rate	35.0%	35.0%	35.0%	$15.6	$3.2	$59.0
State and local income taxes, net of federal tax benefit	0.3	8.7	2.0	0.2	0.8	3.2
Rate differential on foreign earnings, net of valuation allowance	(1.3)	(78.3)	1.2	(0.6)	(7.2)	2.0
Canada statutory rate change	0.4	2.2	0.1	0.2	0.2	0.2
Decrease in excess tax reserves	(4.0)	(12.0)	(1.9)	(1.8)	(1.1)	(3.2)
Federal employment tax credits	(1.8)	(10.9)	(0.4)	(0.8)	(1.0)	(0.7)
Other, net	0.9	11.8	0.1	0.4	1.1	0.3

Effective income tax rate	29.5%	(43.5)%	36.1%	$13.2	$(4.0)	$60.8

Major components of deferred income tax assets and (liabilities) were as follows:

(dollars in millions)	2004	2003

Deferred Tax Assets:
Accrued expenses and reserves	$40.1	$39.3
Depreciation/amortization and basis differences	—	3.0
Tax net operating losses and tax credits	29.8	19.3
Other deferred income taxes, net	4.2	—

Gross deferred income tax assets	74.1	61.6
Depreciation/amortization and basis differences	(8.2)	—
Other deferred income taxes, net	—	(1.1)
Valuation allowance	(7.6)	(9.2)

Net deferred income tax assets	58.3	51.3
Less: Net current deferred income tax assets	(21.9)	(17.1)

Net noncurrent deferred income tax assets	36.4	34.2

Deferred Tax Liabilities:
Depreciation/amortization and basis differences	(0.9)	(0.7)
Less: Net current deferred income tax liabilities (included in accrued expenses on the consolidated balance sheets)	0.3	—

Net noncurrent deferred tax liabilities (included in other liabilities on the consolidated balance sheets)	$(0.6)	$(0.7)

The Company provides a valuation allowance against net deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company carries valuation allowances related primarily to realization of foreign net operating loss carryforwards, state net operating loss carryforwards, and state income tax credits. In 2004, the Company decreased the valuation allowance by $1.6 million. In addition, in the current year, the Company reduced its tax reserves by $1.8 million resulting from a review of the status of ongoing audits.

At January 29, 2005, deferred tax assets for federal, state and international net operating loss carryforwards are $14.4 million, less a valuation allowance of $3.7 million. The net operating losses for which an asset has been recorded will expire as follows: $0.1 million in 2005, $0.4 million by 2009, and $10.2 million by 2024. In addition, federal and state income tax credit carryforwards are $15.4 million, less a valuation allowance of $3.4 million. The tax credit carryforwards for which an asset has been recorded will expire as follows: $10.5 million by 2024, and $1.5 million may be carried forward indefinitely.

Prior to 2004, other than for Puerto Rico operations, federal and state income taxes are not accrued on the cumulative undistributed earnings of foreign subsidiaries because it was the Company’s intention to reinvest these earnings indefinitely or to repatriate the earnings only when it is tax effective to do so. During 2004, the Company has started the process of evaluating the impact of the recently enacted American Jobs Creation Act of 2004, which creates a temporary incentive for the Company to repatriate earnings accumulated outside the U.S. The Company presently anticipates that it will repatriate between $45 million and $65 million pursuant to the legislation. During 2004, the Company provided a deferred tax liability of $2.3 million related to tax liabilities estimated to be associated with these undistributed earnings based on repatriation at the lower end of the range. The Company plans to continue its evaluation process in 2005 and currently estimates that tax liabilities, in excess of those presently provided, may be up to $1.5 million, should the Company decide to repatriate at the upper end of the estimated range.

Note 9 — Loss Earnings Per Share

Basic earnings per share from continuing operations were $0.52, $0.25 and $1.64 in 2004, 2003 and 2002, respectively. The per share amounts have been computed on the basis of the weighted average number of shares outstanding.

The calculation of diluted earnings per share from continuing operations for 2004, 2003 and 2002 excludes the impact of 7,252,519, 7,821,120 and 5,790,996 stock options, respectively, because to include them would be antidilutive. Diluted earnings per share have been computed as follows:

(dollars in millions, except per
share; shares in thousands)	2004	2003	2002

Net earnings from continuing operations	$35.1	$16.9	$110.5
Weighted average shares outstanding – basic	67,947	67,852	67,550
Stock options and restricted stock	73	179	833

Weighted average shares outstanding – diluted	68,020	68,031	68,383

Diluted earnings per share from continuing operations	$0.52	$0.25	$1.62

Note 10 — Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. During 2004, the Company performed the required impairment testing and no impairment losses were recorded.

The gross carrying amount of favorable lease rights decreased from 2003 due to the restructuring as discussed in Note 3. Favorable lease rights subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	2004	2003

Gross carrying amount	$78.2	$87.0
Less: accumulated amortization	(56.5)	(58.2)

Carrying amount, end of year	$21.7	$28.8

Amortization expense on favorable lease rights was as follows:

(dollars in millions)	2004	2003	2002

Amortization expense on favorable lease rights	$4.1	$4.9	$5.6

The Company expects annual amortization expense for favorable lease rights for the next five years to be as follows (in millions):

Year	Amount

2005	$3.5
2006	3.2
2007	2.7
2008	2.4
2009	2.1

Note 11 — Notes Payable

The Company has entered into $3.0 million of demand notes payable to efficiently finance its subsidiaries in the Central American Region. The Company maintains balances of $3.0 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average rate of 6.75 percent. The certificates of deposit earn interest at a weighted average rate of 6.00 percent and are reflected as restricted cash in the accompanying consolidated balance sheet. During 2004, the Company repaid $30.5 million of the $33.5 million balance outstanding at the end of 2003.

Note 12 — Accrued Expenses

Major components of accrued expenses included:

(dollars in millions)	2004	2003

Income taxes	$35.0	$25.8
Profit sharing, bonus, retention and salaries	32.1	16.8
Sales, use and other taxes	28.1	29.5
Accrued restructuring costs	7.4	—

Note 13 — Long-term Debt

Long-term debt and capital-lease obligations were:

(dollars in millions)	2004		2003

Senior Subordinated Notes	$197.0	*	$196.7	*
Capital-lease obligations	1.2		1.9
Other	6.4		5.1

Total debt	204.6		203.7
Less: current maturities of long-term debt	0.3		0.9

Long-term debt	$204.3		$202.8

Future debt maturities as of January 29, 2005, are as follows:

(dollars in millions)
Year	Senior Subordinated Notes		Capital Lease Obligations	Other	Total

2005	$—		$0.3	$—	$0.3
2006	—		0.4	—	0.4
2007	—		0.4	2.4	2.8
2008	—		0.1	—	0.1
2009	—		—	—	—
Thereafter	200.0	*	—	4.0	204.0

Total	$200.0		$1.2	$6.4	$207.6

*	At January 29, 2005, the $200 million of 8.25% Senior Subordinated Notes are recorded at $197.0 million (net of $3.0 million discount).

In January 2004, the Company replaced its $150 million senior secured revolving credit facility with a new senior secured revolving credit facility (the “facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the Facility, subject to a sufficient borrowing base. The Facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the Facility. The margin on the Facility varies based upon certain borrowing levels specified in the Facility. The variable interest rate at January 29, 2005, was 4.0 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the revolving credit facility as of January 29, 2005. As of January 29, 2005, our borrowing base permits us to borrow up to $171.7 million under the Facility, less $17.9 million in outstanding letters of credit.

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 29, 2005, the Company is in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of the Company’s previous credit facility. As of January 29, 2005, the fair value of the Notes is $208.2 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

Note 14 — Derivative Instruments

In order to mitigate the Company’s exposure to fluctuations in interest rates on the term loan portion of the prior credit facility, during 2003 and 2002, the Company entered into a series of interest rate swap agreements whereby the Company received interest at the three-month LIBOR rate and paid a weighted average rate of 6.9 percent. The Company’s interest rate swap agreements were designated as cash flow hedging instruments under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. As the critical terms of the Company’s interest rate swap agreements match those of the related hedged obligations, the Company has concluded that there was virtually no ineffectiveness in its hedges.

During 2003, the Company recorded an after-tax gain of $0.1 million ($0.1 million pre-tax) to other accumulated comprehensive income, representing the increase in fair value of its interest rate swap agreements. During 2003, $1.7 million of after-tax losses ($2.7 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense. As of January 31, 2004, the interest rate swap agreements had expired.

During 2002, the Company recorded an after-tax loss of $1.3 million ($2.0 million pre-tax) to other accumulated comprehensive income, representing the decline in fair value of its interest rate swap agreements. At February 1, 2003, the Company had a cumulative after-tax loss of $1.8 million ($2.8 million pre-tax) included in other accumulated comprehensive income related to its interest rate swap agreements on a notional amount of $120.0 million. The resulting liability was reflected in other current liabilities. The pre-tax loss is subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate debt obligations affects earnings. During 2002, $5.3 million of after-tax losses ($8.7 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense.

The Company did not have any outstanding derivative instruments as of January 29, 2005.

Note 15 — Lease Obligations

The Company leases substantially all of its stores. Rental expense for the Company’s operating leases consisted of:

(dollars in millions)	2004	2003	2002

Minimum rentals	$266.5	$258.8	$253.4
Contingent rentals based on sales	7.0	7.4	7.8

Real property rentals	273.5	266.2	261.2
Equipment rentals	0.7	0.6	0.6

Total	$274.2	$266.8	$261.8

Most lease agreements contain renewal options and include escalating rents over the lease terms. Certain leases provide for contingent rentals based upon gross sales. Cumulative expense recognized on the straight-line basis in excess of cumulative payments is included in accrued expenses and other liabilities on the accompanying consolidated balance sheets. Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of straight-line rent expense includes renewal option periods. Also, landlord-provided tenant improvement allowances are recorded as a liability and amortized as a credit to rent expense.

Future minimum lease payments under non-cancelable lease obligations as of January 29, 2005, were as follows:

	Capital	Operating
(dollars in millions)	Leases	Leases	Total

2005	0.5	240.6	241.1
2006	0.5	215.4	215.9
2007	0.4	188.5	188.9
2008	0.1	161.6	161.7
2009	—	133.3	133.3
After 2009	—	314.5	314.5

Minimum lease payments	$1.5	$1,253.9	$1,255.4

Less imputed interest component	0.3

Present value of net minimum lease payments of which $0.3 million is included in current liabilities	$1.2

At January 29, 2005, the present value of future operating lease payments was $1,018.2 million.

Note 16 — Common Stock Repurchases

During 2004, the Company repurchased $10.1 million (839 thousand shares) of common stock under its stock repurchase program. The Company did not repurchase any common stock under stock repurchase programs during 2003 or 2002. In addition, the Company repurchased $1.3 million (99 thousand shares), $1.7 million (117 thousand shares), and $2.1 million (108 thousand shares) during 2004, 2003 and 2002, respectively, of common stock in connection with its employee stock purchase, deferred compensation and stock incentive plans.

Note 17 — Stock Option and Stock-related Compensation Plans

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

A summary of the status of the various stock option plans at the end of 2004, 2003, and 2002, and the changes within years are presented below:

2004
		Weighted
		Average
		Exercise
(shares in thousands)	Options	Price

Outstanding at beginning of year	8,026	$17
Granted	517	16
Exercised	91	12
Forfeited or expired	1,069	17

Outstanding at end of year	7,383	$17

Exercisable at end of year	6,410	$17

Fair value of options granted (per option)	$7

2003
		Weighted
		Average
		Exercise
(shares in thousands)	Options	Price

Outstanding at beginning of year	8,376	$17
Granted	414	15
Exercised	18	16
Forfeited or expired	746	17

Outstanding at end of year	8,026	$17

Exercisable at end of year	5,956	$17

Fair value of options granted (per option)	$6

2002
		Weighted
		Average
		Exercise
(shares in thousands)	Options	Price

Outstanding at beginning of year	11,216	$18
Granted	276	18
Exercised	1,321	14
Forfeited or expired	1,795	17

Outstanding at end of year	8,376	$17

Exercisable at end of year	3,195	$16

Fair value of options granted (per option)	$10

The following table summarizes information about stock options outstanding and exercisable at January 29, 2005:

(shares in thousands)
Options Outstanding				Options Exercisable
			Weighted
		Average	Average
Range of	Number	Remaining	Exercise	Average	Number
Exercise Prices	Outstanding	Contractual Life	Price	Exercise Price	Exercisable

$9-11	131	1	$9	$9	131
12-15	1,983	3	15	15	1,789
16-18	4,112	6	16	16	3,604
19-24	1,157	5	22	22	886

Under the 1996 Stock Incentive Plan, the Company is authorized to grant a maximum of 1,200,000 shares of restricted stock to management associates. Associates who receive restricted stock pay no monetary consideration. Restricted stock can be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to ten years, as determined at the date of grant. Under the 1996 Stock Incentive Plan, the Company granted 74,000 shares of restricted stock in both 2004 and 2003. The Company granted no shares of restricted stock in 2002.

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

Note 18 – Contingencies

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

The ultimate resolution of these matters could have a material, adverse effect on the Company’s financial position and results of operations.

Note 19 – Segment Reporting

The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands, and Japan. The Company’s operations in its Central American and South American Regions and Japan are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $18.0 million, $16.7 million and $18.1 million during 2004, 2003 and 2002, respectively.

During 2003, the Company changed the reporting period for its operations in the South American and Central American Regions to use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.

Information on the segments is as follows:

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Fiscal year ended January 29, 2005

Revenues from external customers	$2,326.5	$330.0	$2,656.5
Operating profit from continuing operations	44.9	16.6	61.5
Interest expense	18.0	4.1	22.1
Interest income	(2.3)	(3.0)	(5.3)

Net earnings from continuing operations before income taxes and minority interest	29.2	15.5	44.7
Depreciation and amortization	80.3	14.3	94.6
Total assets	1,076.2	163.6	1,239.8
Long-lived assets	402.2	71.3	473.5
Additions to long-lived assets	98.6	12.0	110.6

Fiscal year ended January 31, 2004

Revenues from external customers	$2,367.1	$295.3	$2,662.4
Operating profit from continuing operations	24.1	1.9	26.0
Interest expense	16.9	3.8	20.7
Interest income	(0.8)	(3.1)	(3.9)

Net earnings from continuing operations before income taxes and minority interest	8.1	1.1	9.2
Depreciation and amortization	83.8	12.4	96.2
Total assets	999.7	204.6	1,204.3
Long-lived assets	423.5	82.4	505.9
Additions to long-lived assets	108.8	18.5	127.3

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Fiscal year ended February 1, 2003

Revenues from external customers	$2,462.1	$274.0	$2,736.1
Operating profit from continuing operations	176.7	10.8	187.5
Interest expense	21.0	2.5	23.5
Interest income	(2.0)	(2.3)	(4.3)

Net earnings from continuing operations before income taxes and minority interest	157.8	10.5	168.3
Depreciation and amortization	87.4	10.9	98.3
Total assets	981.1	187.9	1,169.0
Long-lived assets	429.3	71.1	500.4
Additions to long-lived assets	73.0	30.4	103.4

Note 20 – Shareowner Rights Plan

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

Note 21 – New Accounting Standards

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 was issued primarily to improve the comparability of accounting for exchanges of nonmonetary assets with the International Accounting Standards Board. SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. APB Opinion No. 29 included some exceptions to measuring exchanges at fair value. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, though early adoption is encouraged. The application of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R provides accounting guidance for stock-based payments to employees. SFAS 123R revises SFAS 123 by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123R clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123R also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. SFAS 123R is effective for public companies with the first interim or annual period that begins after June 15, 2005. The Company is in the process of evaluating its impact on the Company’s consolidated financial statements.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Company is considering the implications of the Act on repatriation of foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries. The FASB issued FASB Staff Position 109-2 in December 2004 which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. As of January 29, 2005, the Company anticipates that it will repatriate between $45 million and $65 million pursuant to the Act. See Note 8 of the Notes to Consolidated Financial Statements for further discussion of the potential impact of the Act on the consolidated financial statements.

In November 2004, the FASB issued SFAS 151, “Inventory Costs.” SFAS 151 requires that fixed production costs be allocated to inventory based on the normal capacity of production facilities and that unallocated overheads be recognized as an expense in the periods in which they are incurred. In addition, other items such as abnormal freight, handling costs and amounts of wasted materials require treatment as current-period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The application of SFAS 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51.” This interpretation, which replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. This interpretation is required in financial statements for periods ending after March 15, 2004, for those companies that have yet to adopt the provisions of FIN 46. The Company adopted the provisions of FIN 46R during the first quarter of 2004, and the application of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In January 2003, the FASB issued SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which retains all of the disclosures that are required by SFAS 132 and includes several additional disclosures. It also amends APB Opinion 28, “Interim Financial Reporting,” to require certain disclosures about pension and other postretirement benefit plans in interim financial statements. The Company adopted the provisions of SFAS 132 (revised 2003) in the first quarter of 2004.

Note 22 – Subsidiary Guarantors of Senior Notes – Consolidating Financial Information

The Company has issued Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.

The following supplemental financial information sets forth, on a consolidating basis, the statements of earnings (loss) and cash flows for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Payless ShoeSource, Inc. and subsidiaries for the fifty-two week periods ended January 29, 2005, January 31, 2004 and February 1, 2003, and the related condensed consolidating balanced sheets as of January 29, 2005, and January 31, 2004. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.

The Non-guarantor Subsidiaries are made up of the Company’s retail operations in the Central American and South American Regions, Canada, Saipan, Puerto Rico and Japan and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. During 2003, the Company changed the reporting period for its operations in the Central American and South American Regions to use a December 31 year-end. Operations in the Central American Region, the South American Region and Japan are included in our results on a one-month lag relative to results from other regions. The effect of this one-month lag on our financial position and results of operations is not significant.

Under the indenture governing the Notes, the Company’s subsidiaries in Singapore and Japan are designated as unrestricted. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows for fiscal years 2005, 2004 and 2003 is not significant.

Condensed Consolidated Statement of (Loss) Earnings
For the year ended January 29, 2005

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Net sales	$—	$2,457.0	$652.5	$(453.0)	$2,656.5

Cost of sales	—	1,752.3	530.6	(446.0)	1,836.9

Selling, general and administrative expenses	2.4	647.6	90.2	(7.0)	733.2

Restructuring charges	—	24.4	0.5	—	24.9

Operating (loss) profit from continuing operations	(2.4)	32.7	31.2	—	61.5

Interest expense	26.9	0.6	4.1	(9.5)	22.1

Interest income	—	(11.8)	(3.0)	9.5	(5.3)

Equity in loss (earnings) of subsidiaries	(17.0)	(25.1)	—	42.1	—
(Loss) earnings from continuing operations before income taxes and minority interest	(12.3)	69.0	30.1	(42.1)	44.7
(Benefit) provision for income taxes	(10.3)	24.6	(1.1)	—	13.2

(Loss) earnings from continuing operations before minority interest	(2.0)	44.4	31.2	(42.1)	31.5

Minority interest, net of income taxes	—	—	3.6	—	3.6

Net loss (earnings) from continuing operations	$(2.0)	$44.4	$34.8	$(42.1)	$35.1

Loss from discontinued operations, net of income taxes and minority interest	—	(27.4)	(9.7)	—	(37.1)

Net (loss) earnings	$(2.0)	$17.0	$25.1	$(42.1)	$(2.0)

Condensed Consolidated Statement of Earnings
For the year ended January 31, 2004 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Net sales	$—	$2,493.4	$689.4	$(520.4)	$2,662.4

Cost of sales	—	1,858.3	574.6	(512.0)	1,920.9

Selling, general and administrative expenses	1.7	634.7	87.7	(8.4)	715.7

Restructuring (benefits) charge	—	(0.2)	—	—	(0.2)

Operating profit (loss) from continuing operations	(1.7)	0.6	27.1	—	26.0

Interest expense	15.6	9.3	4.2	(8.4)	20.7

Interest income	—	(9.2)	(3.1)	8.4	(3.9)

Equity in loss (earnings) of subsidiaries	(10.9)	(22.1)	—	33.0	—
(Loss) earnings from continuing operations before income taxes and minority interest	(6.4)	22.6	26.0	(33.0)	9.2
(Benefit) Provision for income taxes	(6.3)	(0.3)	2.6	—	(4.0)

(Loss) earnings from continuing operations before minority interest	(0.1)	22.9	23.4	(33.0)	13.2

Minority interest, net of income taxes	—	—	3.7	—	3.7

Net (loss) earnings from continuing operations	$(0.1)	$22.9	$27.1	$(33.0)	$16.9

Loss from discontinued operations, net of income taxes and minority interest	—	(12.0)	(5.0)	—	(17.0)

Net (loss) earnings	$(0.1)	$10.9	$22.1	$(33.0)	$(0.1)

Condensed Consolidated Statement of Earnings
For the year ended February 1, 2003 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Net sales	$—	$2,584.0	$444.6	$(292.5)	$2,736.1

Cost of sales	—	1,817.8	358.3	(292.6)	1,883.5

Selling, general and administrative expenses	1.0	591.0	70.9	0.1	663.0

Restructuring charges	—	2.1	—	—	2.1

Operating (loss) profit from continuing operations	(1.0)	173.1	15.4	—	187.5

Interest expense	14.4	21.1	3.2	(15.2)	23.5

Interest income	—	(17.2)	(2.3)	15.2	(4.3)

Equity in loss (earnings) of subsidiaries	(115.7)	(10.9)	—	126.6	—
Earnings (loss) from continuing operations before income taxes and minority interest	100.3	180.1	14.5	(126.6)	168.3
(Benefit) provision for income taxes	(5.6)	62.9	3.5	—	60.8

Earnings (loss) from continuing operations before minority interest	105.9	117.2	11.0	(126.6)	107.5
Minority interest, net of income taxes	—	—	3.0	—	3.0

Net earnings (loss) from continuing operations	$105.9	$117.2	$14.0	$(126.6)	$110.5

Loss from discontinued operations, net of income taxes and minority interest	—	(1.5)	(3.1)	—	(4.6)

Net earnings (loss)	$105.9	$115.7	$10.9	$(126.6)	$105.9

Condensed Consolidated Balance Sheet
As of January 29, 2005

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Assets
Current assets:
Cash and cash equivalents	$—	$210.8	$78.8	$—	$289.6
Marketable securities	—	5.0	—	—	5.0
Restricted cash	—	—	3.0	—	3.0
Inventories	—	277.1	71.0	(2.8)	345.3
Current deferred income taxes	—	21.9	—	—	21.9
Other current assets	16.8	50.6	50.1	(60.9)	56.6
Current assets of discontinued operations	—	8.5	—	—	8.5

Total current assets	16.8	573.9	202.9	(63.7)	729.9

Property and equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	597.1	76.2	—	673.3
Furniture, fixtures and equipment	—	450.4	59.4	—	509.8
Property under capital leases	—	3.8	—	—	3.8

Total property and equipment	—	1,059.3	135.6	—	1,194.9
Accumulated depreciation and amortization	—	(705.7)	(66.9)	—	(772.6)

Property and equipment, net	—	353.6	68.7	—	422.3

Favorable leases, net	—	21.7	—	—	21.7
Deferred income taxes	—	25.1	11.3	—	36.4
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,067.1	448.5	1.9	(1,494.0)	23.5
Non-current assets of discontinued operations	—	0.1	—	—	0.1

Total assets	$1,083.9	$1,428.8	$284.8	$(1,557.7)	$1,239.8

Liabilities and Shareowners’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Notes payable	—	—	3.0	—	3.0
Accounts payable	—	130.6	68.8	(39.1)	160.3
Accrued expenses	7.2	156.9	20.2	(24.6)	159.7
Current liabilities of discontinued operations	—	15.0	—	—	15.0

Total current liabilities	7.2	302.8	92.0	(63.7)	338.3

Long-term debt	480.2	0.9	6.4	(283.2)	204.3
Other liabilities	1.5	82.8	13.7	(4.4)	93.6
Minority interest	—	—	8.6	—	8.6
Commitments and contingencies	—	—	—	—	—

Total shareowners’ equity	595.0	1,042.3	164.1	(1,206.4)	595.0

Total liabilities and shareowners’ equity	$1,083.9	$1,428.8	$284.8	$(1,557.7)	$1,239.8

Condensed Consolidated Balance Sheet
As of January 31, 2004 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Assets
Current assets:
Cash and cash equivalents	$—	$67.4	$69.3	$—	$136.7
Marketable securities	—	10.0	—	—	10.0
Restricted cash	—	—	33.5	—	33.5
Inventories	—	308.5	70.9	(4.2)	375.2
Current deferred income taxes	—	17.0	0.1	—	17.1
Other current assets	6.6	71.9	41.7	(55.3)	64.9
Current assets of discontinued operations	—	17.0	7.2	—	24.2

Total current assets	6.6	491.8	222.7	(59.5)	661.6

Property and equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	610.7	69.1	—	679.8
Furniture, fixtures and equipment	—	439.7	54.9	—	494.6
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,063.0	124.0	—	1,187.0
Accumulated depreciation and amortization	—	(711.6)	(51.9)	—	(763.5)

Property and equipment, net	—	351.4	72.1	—	423.5

Favorable leases, net	—	28.8	—	—	28.8
Deferred income taxes	—	27.7	6.5	—	34.2
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,085.1	440.7	1.4	(1,504.5)	22.7
Non-current assets of discontinued operations	—	18.4	9.2	—	27.6

Total assets	$1,091.7	$1,364.7	$311.9	$(1,564.0)	$1,204.3

Liabilities and Shareowners’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	84.3	97.3	(52.0)	129.6
Accrued expenses	7.5	108.1	15.8	(7.5)	123.9
Current liabilities of discontinued operations	—	4.8	1.0	—	5.8

Total current liabilities	7.5	198.1	147.6	(59.5)	293.7

Long-term debt	479.8	2.0	4.0	(283.0)	202.8
Other liabilities	—	137.3	8.8	(60.5)	85.6
Non-current liabilities of discontinued operations	—	2.0	0.1	—	2.1
Minority interest	—	—	15.7	—	15.7
Commitments and contingencies	—	—	—	—	—

Total shareowners’ equity	604.4	1,025.3	135.7	(1,161.0)	604.4

Total liabilities and shareowners’ equity	$1,091.7	$1,364.7	$311.9	$(1,564.0)	$1,204.3

Condensed Consolidated Statement of Cash Flows
For the year ended January 29, 2005

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Operating activities:
Net (loss) earnings	$(2.0)	$17.0	$25.1	$(42.1)	$(2.0)
Loss from discontinued operations, net of tax and minority interest	$—	$(27.4)	$(9.7)	$—	$(37.1)
Net earnings from continuing operations	$(2.0)	$44.4	$34.8	$(42.1)	$35.1

Adjustments for non-cash items included in net (loss) earnings:
Non-cash component of restructuring charges	—	10.8	—	—	10.8
Loss on impairment and disposal of assets	—	4.6	2.4	—	7.0
Depreciation and amortization	—	82.3	12.3	—	94.6
Amortization of deferred financing costs	0.6	0.3	—	—	0.9
Amortization of unearned restricted stock	—	0.7	—	—	0.7
Deferred income taxes	—	(2.3)	(4.1)	—	(6.4)
Minority interest, net of tax	—	—	(3.6)	—	(3.6)

Changes in working capital:
Inventories	—	31.4	1.0	(1.4)	31.0
Other current assets	(10.2)	21.3	(8.3)	5.6	8.4
Accounts payable	—	46.3	(28.5)	12.9	30.7
Accrued expenses	(0.3)	48.8	3.9	(17.1)	35.3
Other assets and liabilities, net	21.7	(68.6)	(0.1)	53.1	6.1

Cash flow provided by operating activities from continuing operations	9.8	220.0	9.8	11.0	250.6

Net cash provided by (used in) discontinued operations	—	7.6	(1.0)	—	6.6

Investing activities:
Capital expenditures	—	(96.0)	(8.9)	—	(104.9)
Dispositions of property and equipment	—	3.0	—	—	3.0
Purchases of securities	—	(13.0)	—	—	(13.0)
Sales of marketable securities	—	18.0	—	—	18.0
Investment in subsidiaries	—	5.5	—	(5.5)	—

Cash flow used in investing activities from continuing operations	—	(82.5)	(8.9)	(5.5)	(96.9)

Financing activities:
Issuance of notes payable	—	—	(30.5)	—	(30.5)
Restricted cash	—	—	30.5	—	30.5
Issuance of debt	—	—	2.4	—	2.4
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayments of debt	—	(1.5)	—	—	(1.5)
Issuances of common stock	1.6	—	—	—	1.6
Purchases of common stock	(11.4)	—	—	—	(11.4)
Contributions by parent	—	—	5.5	(5.5)	—
Contributions by minority owners	—	—	3.7	—	3.7

Cash flow (used in) provided by financing activities from continuing operations	(9.8)	(1.7)	11.6	(5.5)	(5.4)

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Increase in cash	—	143.4	9.5	—	152.9

Cash and cash equivalents, beginning of year	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of year	$—	$210.8	$78.8	$—	$289.6

Condensed Consolidated Statement of Cash Flows
For the year ended January 31, 2004 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Operating activities:
Net (loss) earnings	$(0.1)	$10.9	$22.1	$(33.0)	$(0.1)
Loss from discontinued operations, net of tax and minority interest	$—	$(12.0)	$(5.0)	$—	$(17.0)
Net earnings from continuing operations	$(0.1)	$22.9	$27.1	$(33.0)	$16.9

Adjustments for non-cash items included in net (loss) earnings:
Loss on impairment and disposal of assets	—	9.9	1.0	—	10.9
Depreciation and amortization	—	83.5	12.7	—	96.2
Amortization of deferred financing costs	—	4.0	—	—	4.0
Amortization of unearned restricted stock	—	0.8	—	—	0.8
Deferred income taxes	—	0.4	0.9	—	1.3
Minority interest, net of tax	—	—	(3.7)	—	(3.7)
Changes in working capital:
Inventories	—	44.0	18.3	(1.5)	60.8
Other current assets	—	94.2	(24.4)	(78.5)	(8.7)
Accounts payable	—	19.5	26.3	(18.1)	27.7
Accrued expenses	(62.5)	2.0	(3.4)	68.1	4.2
Other assets and liabilities, net	(9.0)	(60.3)	20.8	63.0	14.5

Cash flow (used in) provided by operating activities from continuing operations	(71.6)	220.9	75.6	—	224.9

Net cash provided by (used in) discontinued operations	—	(3.8)	(11.1)	—	(14.9)

Investing activities:
Capital expenditures	—	(96.7)	(19.6)	—	(116.3)
Dispositions of property and equipment	—	1.0	—	—	1.0
Purchases of marketable securities	—	(10.0)	—	—	(10.0)
Investment in subsidiaries	—	(6.6)	—	6.6	—
Repayment of loan to parent/subsidiary	—	146.9	—	(146.9)	—

Cash flow (used in) provided by investing activities from continuing operations	—	34.6	(19.6)	(140.3)	(125.3)

Financing activities:
Issuance of notes payable	—	—	5.0	—	5.0
Restricted cash	—	—	(5.0)	—	(5.0)
Issuance of debt	196.7	—	—	—	196.7
Payment of deferred financing costs	(7.1)	—	—	—	(7.1)
Repayments of debt	—	(216.9)	—	—	(216.9)
Loan from parent/subsidiary	(116.9)	—	(30.0)	146.9	—
Issuances of common stock	0.6	—	—	—	0.6
Purchases of common stock	(1.7)	—	—	—	(1.7)
Contributions by parent	—	—	6.6	(6.6)	—
Contributions by minority owners	—	—	4.4	—	4.4

Cash flow (used in) provided by financing activities from continuing operations	71.6	(216.9)	(19.0)	140.3	(24.0)

Effect of exchange rate changes on cash	—	—	4.3	—	4.3

Increase in cash	—	34.8	30.2	—	65.0

Cash and cash equivalents, beginning of year	—	32.6	39.1	—	71.7

Cash and cash equivalents, end of year	$—	$67.4	$69.3	$—	$136.7

Condensed Consolidated Statement of Cash Flows
For the year ended February 1, 2003 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Operating activities:
Net (loss) earnings	$105.9	$115.7	$10.9	$(126.6)	$105.9
Loss from discontinued operations, net of tax and minority interest	$—	$(1.5)	$(3.1)	$—	$(4.6)
Net earnings from continuing operations	$105.9	$117.2	$14.0	$(126.6)	$110.5

Adjustments for non-cash items included in net (loss) earnings:
Loss on impairment and disposal of assets	—	6.7	3.6	—	10.3
Depreciation and amortization	—	86.8	11.5	—	98.3
Amortization of deferred financing costs	—	1.7	—	—	1.7
Amortization of unearned restricted stock	—	0.9	—	—	0.9
Deferred income taxes	—	13.3	(3.5)	—	9.8
Minority interest, net of tax	—	—	(3.0)	—	(3.0)
Income tax charge of stock option exercises	—	2.9	—	—	2.9

Changes in working capital:
Inventories	—	(53.4)	(62.7)	5.7	(110.4)
Other current assets	4.9	(48.2)	(6.8)	51.1	1.0
Accounts payable	(0.6)	15.9	39.4	(15.9)	38.8
Accrued expenses	15.9	(9.9)	(0.5)	(10.9)	(5.4)
Other assets and liabilities, net	(143.9)	49.1	(9.3)	96.6	(7.5)

Cash flow (used in) provided by operating activities from continuing operations	(17.8)	183.0	(17.3)	—	147.9

Net cash provided by (used in) Discontinued operations	—	(5.3)	(17.2)	—	(22.5)

Investing activities:
Capital expenditures	—	(71.1)	(25.5)	—	(96.6)
Dispositions of property and equipment	—	3.9	—	—	3.9
Loan to parent/subsidiary	—	4.5	—	(4.5)	—
Investment in subsidiaries	—	(30.0)	—	30.0	—
Repayment of loan to parent/subsidiary	—	(30.0)	—	30.0	—

Cash flow (used in) provided by investing activities from continuing operations	—	(122.7)	(25.5)	55.5	(92.7)

Financing activities:
Issuance of notes payable	—	—	19.0	—	19.0
Restricted cash	—	—	(19.0)	—	(19.0)
Issuance of debt	—	—	4.0	—	4.0
Repayments of debt	—	(91.1)	(4.5)	4.5	(91.1)
Loan from parent/subsidiary	—	—	30.0	(30.0)	—
Issuances of common stock	19.9	—	—	—	19.9
Purchases of common stock	(2.1)	—	—	—	(2.1)
Contributions by parent	—	—	30.0	(30.0)	—
Contributions by minority owners	—	—	17.2	—	17.2

Cash flow (used in) provided by financing activities from continuing operations	17.8	(91.1)	76.7	(55.5)	(52.1)

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Increase in cash	—	(36.1)	16.4	—	(19.7)

Cash and cash equivalents, beginning of year	—	68.7	22.7	—	91.4

Cash and cash equivalents, end of year	$—	$32.6	$39.1	$—	$71.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K for fiscal 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

In addition, there was no significant change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Board of Directors has established a standing Audit and Finance Committee which currently consists of Mr. Michael E. Murphy – Chairman, Mr. Daniel Boggan Jr., Mr. Howard R. Fricke, and Mr. John F. McGovern. The Board has determined that each of the members of the Audit and Finance Committee are audit committee financial experts (as that term is defined under Item 401(h) of Regulation S-K) and are independent. In addition, because Mr. Murphy serves on the audit committees of more than three public companies, pursuant to the listing standards of the New York Stock Exchange, and after reviewing meeting attendance records and other matters it deemed relevant, the Board has determined that such simultaneous service on such audit committees would not impair Mr. Murphy’s ability to serve effectively on the Company’s Audit and Finance Committee.

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

a) Directors - The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2005, under the captions “Election of Directors - Directors and Nominees for Director” and “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

b) Executive Officers - Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption “Executive Officers of the Company.” The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2005, under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2005, under the captions “Election of Directors - The Board and Committees of the Board - Compensation of Directors,” “Report of Compensation, Nominating and Governance Committee - Summary of Incentive Plans,” and “ - Annual Lump Sum Merit Awards,” and “Executive Compensation” is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2005, under the caption “Beneficial Stock Ownership of Directors, Nominees, Executive Officers and Persons Owning More Than Five Percent of Common Stock” is incorporated herein by reference.

The following table summarizes information with respect to the Company’s equity compensation plans at January 29, 2005:

(in thousands, except per
share amounts)
	(a)	(b)	(c)
Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	7,383	$16.82	9,296	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	7,383	$16.82	9,296

(1)	Includes up to 103 shares of restricted stock that may be issued under the Company’s 1996 Stock Incentive Plan, as amended, up to 5,547 thousand shares that may be purchased under the Payless Stock Ownership Plan, and up to 740 thousand shares that can be issued under the Company’s Restricted Stock Plan for Non-Management Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Principal Accounting Fees and Services” of the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Other than as set forth below, financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	costs and		Balance at end of
(dollars in thousands)	beginning of period	expenses	Deductions(1)	period

Year ended February 1, 2003

Allowance for doubtful accounts	$2.5	$0.6	$(1.7)	$1.4
Deferred tax valuation allowance	7.3	—	(1.0)	6.3

Year ended January 31, 2004

Allowance for doubtful accounts	$1.4	$1.5	$(0.9)	$2.0
Deferred tax valuation allowance	6.3	7.2	—	13.5

Year ended January 29, 2005

Allowance for doubtful accounts	$2.0	$0.5	$(1.6)	$0.9
Deferred tax valuation allowance	13.5	4.0	(9.9)	7.6

(1)	With regard to allowances for doubtful accounts, deductions relate to uncollectible receivables that have been written off, net of recoveries. For the deferred tax valuation allowance, deductions relate to deferred tax assets that have been written off.

(b)	Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Payless ShoeSource, Inc., a Delaware corporation (the “Company”). (1)

3.2	Amended and Restated Bylaws of the Company. (2)

4.1	Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and UMB Bank, N.A. (1)

4.2	Indenture, dated as of July 28, 2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Wells-Fargo Bank Minnesota, National Association as Trustee, related to the 8.25% Senior Subordinated Notes Due 2013. (3)

4.3	Exchange and Registration Rights Agreement, Dated July 28, 2003, among Payless ShoeSource, Inc. and each of Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers. (3)

10.1	Amended and Restated Tax Sharing Agreement, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (4)

10.2	Sublease, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (5)

10.3	Payless ShoeSource, Inc., Stock 1996 Stock Incentive Plan, as amended September 18, 2003. (6)

10.4	Spin-Off Stock Plan of Payless ShoeSource, Inc. (5)

10.5	Restricted Stock Plan for Non-Management Directors, as amended April 20, 1998. (1)

Number	Description
10.6	Form of Employment Agreement between Payless ShoeSource, Inc., and certain of its executives. (7)

10.7	Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended September 18, 2003. (6)

10.8	Payless ShoeSource, Inc., 401(k) Profit Sharing Plan, as amended and restated effective January 1, 2003. (11)

10.9	Executive Incentive Compensation Plan of Payless ShoeSource, Inc., as amended November 16, 2000. (8)

10.10	Form of Change of Control Agreement between Payless ShoeSource, Inc., and certain of its executives. (11)

10.11	Form of Directors’ Indemnification Agreement. (7)

10.12	Form of Officers’ Indemnification Agreement. (11)

10.13	Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended September 18, 2003. (6)

10.14	The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended September 18, 2003. (6)

10.15	Payless ShoeSource, Inc. Stock Ownership Plan, as amended effective April 20, 1998. (1)

10.16	Assumption Agreement, dated as of May 22, 1998, by and between Payless ShoeSource, Inc. (Missouri) and Payless ShoeSource Holdings, Inc. (1)

10.17	Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan, as amended September 18, 2003. (6)

10.18	Payless ShoeSource, Inc. Incentive Compensation Plan. (9)

10.19	Amended and Restated Employment Agreement, dated as of October 1, 2003, by and between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.20	Amended and Restated Change of Control Agreement, dated as of October 1, 2003, by and between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.21	Indemnification Agreement dated as of October 1, 2003, between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.22	Loan, Guaranty and Security Agreement by and among Payless ShoeSource Finance, Inc., as Borrower, the Guarantors signatory thereto, the Lenders signatory thereto and Wells Fargo Retail Finance, as Arranger and Administrative Agent, dated as of January 15, 2004. (10)

11.1	Computation of Net Earnings Per Share.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer.*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer.*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer.*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer.*

*	Filed herewith

1.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 1998.

2.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999, filed with the SEC on April 12, 1999.

3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-4770) for the quarter ended August 2, 2003, filed with the SEC on September 12, 2003.

4.	Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q (File Number 1-11633) for the quarter ended May 4, 1996.

5.	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996, as amended through April 15, 1996.

6.	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File Number 333-109388) filed with the SEC on October 2, 2003, as amended.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-4770) for the year ended February 1, 2003, filed with the SEC on April 18, 2003.

8.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 3, 2001, filed with the SEC on April 19, 2001.

9.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 2, 2002, filed with the SEC on April 16, 2002.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K (Filled Number 1-4770) filed with the SEC on January 22, 2004.

11.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-4770) for the year ended January 31, 2004, filed with the SEC on April 9, 2004.

The Company will furnish to shareowners upon request, and without charge, a copy of the 2004 Annual Report and the 2005 Proxy Statement, portions of which are incorporated by reference in the Form 10-K. The Company will furnish any other Exhibit at cost.

(c)	Financial Statement Schedules have been either omitted due to inapplicability or because required information is shown in the Consolidated Financial Statements or the Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	PAYLESS	SHOESOURCE, INC.

Date: April 12, 2005	By:	/s/ Ullrich E. Porzig

Ullrich E. Porzig Senior Vice President – Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Steven J. Douglass	Date: April 12, 2005	/s/ Ullrich E. Porzig	Date: April 12, 2005
Chairman, Chief Executive		Senior Vice President – Chief
Officer and Director		Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

/s/ Howard R. Fricke	Date: April 12, 2005	/s/ Daniel Boggan Jr	Date: April 12, 2005
Director		Director

/s/ Michael E. Murphy	Date: April 12, 2005	/s/ Mylle H. Mangum	Date: April 12, 2005
Director		Director

/s/ Robert C. Wheeler	Date: April 12, 2005	/s/ John F. McGovern	Date: April 12, 2005
Director		Director

/s/ Michael A. Weiss	Date: April 12, 2005	/s/ Michael A. George	Date: April 12, 2005
Director		Director

/s/ Judith K. Hofer	Date: April 12, 2005
Director