Form 10-Q/A
period 2004-05-01
PAYLESS SHOESOURCE INC /DE/
filed 2005-06-07
CIK 1060232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A1

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

                              YES ☑     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value
68,050,533 shares as of June 2, 2004

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the fiscal quarter ended May 1, 2004 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on June 7, 2004, to reflect the restatement described in Note 3 to the condensed consolidated financial statements. As a result of the restatement, the Company also updated the financial statements for discontinued operations as discussed in Note 4, “Discontinued Operations.”

This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the Original Filing. Except for the effects of the restatement and discontinued operations, the foregoing items have not been updated to reflect other events that occurred after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	(as restated, see Note 3)
	May 1,	May 3,	January 31,
(dollars in millions)	2004	2003	2004
ASSETS

Current Assets:
Cash and cash equivalents	$121.3	$46.2	$136.7
Marketable securities, available for sale	4.0	—	10.0
Restricted cash	33.5	33.0	33.5
Inventories	422.2	463.4	375.2
Current deferred income taxes	16.7	19.8	17.1
Other current assets	64.9	58.7	64.9
Current assets of discontinued operations	27.4	31.1	24.2

Total current assets	690.0	652.2	661.6

Property and Equipment:
Land	8.0	8.5	8.0
Buildings and leasehold improvements	682.5	633.6	679.8
Furniture, fixtures and equipment	504.2	482.4	494.6
Property under capital leases	4.6	4.6	4.6

Total property and equipment	1,199.3	1,129.1	1,187.0
Accumulated depreciation and amortization	(777.4)	(720.3)	(763.5)

Property and equipment, net	421.9	408.8	423.5

Favorable leases, net	26.9	32.6	28.8
Deferred income taxes	33.7	31.1	34.2
Goodwill, net	5.9	5.9	5.9
Other assets	21.7	21.3	22.7
Non-current assets of discontinued operations	28.2	35.8	27.6

Total Assets	$1,228.3	$1,187.7	$1,204.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$0.9	$89.0	$0.9
Notes payable	33.5	33.0	33.5
Accounts payable	126.5	108.1	129.6
Accrued expenses	140.1	125.1	123.9
Current liabilities of discontinued operations	6.0	6.3	5.8

Total current liabilities	307.0	361.5	293.7

Long-term debt	202.6	118.7	202.8
Other liabilities	85.8	75.3	85.6
Non-current liabilities of discontinued operations	4.7	2.1	2.1
Minority interest	13.1	17.7	15.7
Commitments and contingencies	—	—	—

Total shareowners’ equity	615.1	612.4	604.4

Total Liabilities and Shareowners’ Equity	$1,228.3	$1,187.7	$1,204.3

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(dollars and shares in millions, except per share )

	(as restated, see Note 3)
	13 Weeks Ended	13 Weeks Ended
	May 1, 2004	May 3, 2003
Net sales	$692.3	$667.3

Cost of sales	475.5	467.1

Selling, general and administrative expenses	188.4	171.1

Operating profit from continuing operations	28.4	29.1

Interest expense	5.4	5.0

Interest income	(1.0)	(0.9)

Earnings from continuing operations before income taxes and minority interest	24.0	25.0

Provision for income taxes	8.0	8.8

Earnings from continuing operations before minority interest	16.0	16.2

Minority interest, net of income taxes	1.9	0.6

Net earnings from continuing operations	17.9	16.8

Loss from discontinued operations, net of income taxes and minority interest	(3.8)	(2.7)

Net earnings	$14.1	$14.1

Diluted earnings per share:
Earnings from continuing operations	$0.26	$0.25
Loss from discontinued operations	(0.05)	(0.04)

Diluted earnings per share	$0.21	$0.21

Basic earnings per share:
Earnings from continuing operations	$0.26	$0.25
Loss from discontinued operations	(0.05)	(0.04)

Basic earnings per share	$0.21	$0.21

Diluted Weighted Average Shares Outstanding	68.0	68.1

Basic Weighted Average Shares Outstanding	67.9	68.0

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in millions)

	(as restated, see Note 3)
	13 Weeks Ended	13 Weeks Ended
	May 1, 2004	May 3, 2003
Operating Activities:

Net earnings	$14.1	$14.1
Loss from discontinued operations, net of income taxes and minority interest	(3.8)	(2.7)

Net earnings from continuing operations	17.9	16.8
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	2.8	0.1
Depreciation and amortization	24.6	24.9
Amortization of deferred financing costs	0.2	0.4
Amortization of unearned restricted stock	0.2	0.2
Deferred income taxes	(0.8)	1.8
Minority interest, net of tax	(1.9)	(0.6)
Changes in working capital:
Inventories	(48.0)	(28.0)
Other current assets	(4.1)	(2.7)
Accounts payable	(3.0)	6.2
Accrued expenses	16.3	5.9
Other assets and liabilities, net	6.9	2.7
Cash flow used in discontinued operations	(5.5)	(12.5)

Cash flow provided by operating activities	5.6	15.2

Investing Activities:

Capital expenditures	(26.2)	(24.7)
Purchases of marketable securities	(4.0)	—
Sales of marketable securities	10.0	—

Cash flow used in investing activities	(20.2)	(24.7)

Financing Activities:

Issuance of notes payable	—	4.5
Restricted cash	—	(4.5)
Payment of deferred financing costs	(0.1)	—
Repayment of long-term debt	(0.3)	(16.6)
Net purchases of common stock	(0.4)	(0.4)
Contributions by minority owners	—	1.8

Cash flow used in financing activities	(0.8)	(15.2)

Effect of exchange rate changes on cash	—	(0.8)

Decrease in cash and cash equivalents	(15.4)	(25.5)
Cash and cash equivalents, beginning of year	136.7	71.7

Cash and cash equivalents, end of period	$121.3	$46.2

Cash paid (received) during the period:

Interest	$9.8	$4.5
Income Taxes	$(0.3)	$5.9

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc. and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. During 2003, the Company changed the reporting period for its operations in the Central American and South American Regions to use a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Chile, Ecuador and Peru. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. The results for the three-month period ended May 1, 2004, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 29, 2005.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported within the condensed consolidated balance sheets and the statements of earnings, cash flows, and the notes to condensed consolidated financial statements. Actual results could differ from these estimates.

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

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with an original maturity of three months or less. Receivables in the amount of $20.1 million, $18.1 million and $11.0 million from banks and credit card companies for the settlement of credit card transactions are included in cash and cash equivalents as of May 1, 2004, May 3, 2003 and January 31, 2004, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

Marketable Securities

As of May 1, 2004 and January 31, 2004 marketable securities include $4.0 million and $10.0 million, respectively, of auction rate securities, which are available to support the Company’s current operations. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in other comprehensive income (loss). Due to the short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities. All of the auction rate securities have contractual maturities of more than ten years.

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

The Company maintains a global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of finished product. As a result, the Company takes ownership of certain raw materials as the materials enter the production process. These raw materials of $13.5 million, $13.7 million and $19.5 million are included in inventories in the condensed consolidated balance sheets at May 1, 2004, May 3, 2003, and January 31, 2004, respectively, and are accounted for under the FIFO basis.

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

Foreign Currency Translation

Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income and are included within shareowners’ equity (see Note 10). The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange.

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

In order to mitigate the Company’s exposure to fluctuations in interest rates, the Company had entered into a series of interest rate swap agreements whereby the Company received interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) and paid a weighted average rate of 6.9%. The interest rate swaps expired in the second quarter of 2003. As the critical terms of the Company’s interest rate swap agreements matched those of the related hedged obligations, the Company concluded that there was no ineffectiveness in its hedges. During the first quarter of 2003, the Company recorded an after-tax gain of $0.1 million ($0.1 million pre-tax) to other accumulated comprehensive income, representing the decline in fair value of its interest rate swap agreements. As of May 3, 2003, the Company had a cumulative after-tax loss of $0.7 million ($1.1 million pre-tax) included in other accumulated comprehensive income related to its interest rate swap agreements on a notional amount of $80.0 million. The resulting liability was reflected in other current liabilities and other liabilities in the accompanying condensed consolidated balance sheet. The pre-tax loss was reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating rate debt obligations affected earnings. During the first quarter of 2003, $1.0 million of after-tax losses ($1.6 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense. As of May 1, 2004 and January 31, 2004, the Company had no derivative instruments in place.

Reclassification

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements of the quarterly period ended May 1, 2004, and following a comprehensive review of its accounting treatment for leases and lease-related items, the Company’s management determined that the previous accounting policies used were inappropriate. As a result, the Company has corrected its accounting practices in this area and restated its condensed consolidated financial statements.

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

Also, the Company had followed the practice of netting landlord-provided tenant improvement allowances against property and equipment. The restatement corrects the manner in which the Company accounts for tenant improvement allowances to record the allowances as a deferred credit. There was no impact to earnings for this correction. Further, the amount of tenant improvement allowances received each year are shown within the operating activities on the condensed consolidated statement of cash flows rather than a reduction of capital expenditures.

In addition, the Company discovered an error relating to its accounting for deferred income taxes. Beginning in a period prior to 1998, deferred income tax assets were understated by approximately $4.5 million. In connection with the restatement mentioned above, the Company recorded a correction to increase deferred tax assets by approximately $4.5 million. The correction has no impact on earnings in fiscal years 2004 or 2003.

Following is a summary of the effects of the corrections to the Company’s condensed consolidated balance sheets as of May 1, 2004, May 3, 2003 and January 31, 2004 and the Company’s condensed consolidated statements of earnings and cash flows for the thirteen weeks ended May 1, 2004 and May 3, 2003. The “As previously reported” amounts have been adjusted for the reclassifications discussed in Notes 2 and 4 of the Notes to Condensed Consolidated Financial Statements .

	Condensed Consolidated Statements of Earnings (Loss)
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Thirteen weeks ended May 1, 2004
Cost of sales	$475.5	$—	$475.5
Operating profit from continuing operations	28.4	—	28.4
Earnings from continuing operations before income taxes and minority interest	24.0	—	24.0
Provision for income taxes	8.0	—	8.0
Earnings from continuing operations before minority interest	16.0	—	16.0
Minority interest, net of income taxes	1.9	—	1.9
Earnings from continuing operations	17.9	—	17.9
Loss from discontinued operations, net of income taxes and minority interest	(4.1)	0.3	(3.8)
Net earnings	$13.8	$0.3	$14.1
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.26	$—	$0.26
Loss from discontinued operations	(0.06)	0.01	(0.05)
Diluted earnings per share	$0.20	$0.01	$0.21
Basic earnings (loss) per share:
Earnings from continuing operations	$0.26	$—	$0.26
Loss from discontinued operations	(0.06)	0.01	(0.05)
Basic earnings per share	$0.20	$0.01	$0.21

	Condensed Consolidated Statements of Earnings (Loss)
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Thirteen weeks ended May 3, 2003
Cost of sales	$467.1	$—	$467.1
Operating profit from continuing operations	29.1	—	29.1
Earnings from continuing operations before income taxes and minority interest	25.0	—	25.0
Provision for income taxes	8.8	—	8.8
Earnings from continuing operations before minority interest	16.2	—	16.2
Minority interest, net of income taxes	0.6	—	0.6
Earnings from continuing operations	16.8	—	16.8
Loss from discontinued operations, net of income taxes and minority interest	(2.7)	—	(2.7)
Net earnings	$14.1	$—	$14.1
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.25	$—	$0.25
Loss from discontinued operations	(0.04)	—	(0.04)
Diluted earnings per share	$0.21	$—	$0.21
Basic earnings (loss) per share:
Earnings from continuing operations	$0.25	$—	$0.25
Loss from discontinued operations	(0.04)	—	(0.04)
Basic earnings per share	$0.21	$—	$0.21

	Condensed Consolidated Balance Sheets
	As previously
May 1, 2004 (1)	Reported	Adjustments	As restated

Property and equipment, net	$406.3	$15.6	$421.9
Deferred income taxes (asset)	24.8	8.9	33.7
Non-current assets of discontinued operations	28.2	—	28.2
Total assets	$1203.8	$24.5	$1,228.3
Other liabilities	$58.6	$27.2	$85.8
Non-current liabilities of discontinued operations	4.4	0.3	4.7
Minority interest	13.3	(0.2)	13.1
Total shareowners’ equity	617.9	(2.8)	615.1
Total liabilities and shareowners’ equity	$1203.8	$24.5	$1,228.3

May 3, 2003
Property and equipment, net	$396.1	$12.7	$408.8
Deferred income taxes (asset)	22.3	8.8	31.1
Non-current assets of discontinued operations	36.1	(0.3)	35.8
Total assets	$1,166.5	$21.2	$1,187.7
Other liabilities	$51.1	$24.2	$75.3
Non-current liabilities of discontinued operations	1.8	0.3	2.1
Minority interest	17.9	(0.2)	17.7
Total shareowners’ equity	615.5	(3.1)	612.4
Total liabilities and shareowners’ equity	$1,166.5	$21.2	$1,187.7

January 31, 2004 (2)
Property and equipment, net	$409.0	$14.5	$423.5
Deferred income taxes (asset)	25.4	8.8	34.2
Non-current assets of discontinued operations	27.9	(0.3)	27.6
Total assets	$1,181.3	$23.0	$1,204.3
Other liabilities	$59.5	$26.1	$85.6
Non-current liabilities of discontinued operations	1.8	0.3	2.1
Minority interest	16.0	(0.3)	15.7
Total shareowners’ equity	607.5	(3.1)	604.4
Total liabilities and shareowners’ equity	$1,181.3	$23.0	$1,204.3

	Condensed Consolidated Statements of Cash Flows
	As previously
Thirteen weeks ended May 1, 2004	reported	Adjustments	As restated

Cash flow provided by operating activities	$3.6	$2.0	$5.6
Cash flow used in investing activities	(18.2)	(2.0)	(20.2)

Thirteen weeks ended May 3, 2003
Cash flow provided by operating activities	$13.8	$1.4	$15.2
Cash flow used in investing activities	(23.3)	(1.4)	(24.7)

(1)	Previously reported amounts include reclassifications to decrease cash by $4.0 million and increase marketable securities, other current assets and accrued expenses by $4.0 million, $6.8 million, and $6.8 million, respectively, as of May 1, 2004.

(2)	Previously reported amounts include reclassifications to decrease cash by $10.0 million, and increase marketable securities, other current assets, other assets and accrued expenses by $10.0 million, $2.7 million, $1.7 million and $4.4 million, respectively, as of January 31, 2004.

NOTE 4. DISCONTINUED OPERATIONS AND RESTRUCTURING CHARGES. Subsequent to the issuance of the Company’s condensed consolidated financial statements for the period ended May 1, 2004, the Company initiated a restructuring plan. The restructuring began in the second quarter of 2004, and no restructuring-related charges were incurred as of May 1, 2004. Due to the updating of this filing for the restatement described in Note 3, the condensed consolidated financial statements have been updated to include discontinued operations presentation in order to conform to the current presentation of the Company’s operations.

Components of the restructuring plan include:

•	Exiting all 181 Parade stores, and related operations;

•	Exiting all 32 Payless ShoeSource stores in Chile and Peru;

•	The closing of approximately 260 Payless ShoeSource stores. These store closings differ from closings in the normal course of business in that they have longer remaining lease terms;

•	The reduction of wholesale businesses that provide no significant growth opportunity, and;

•	A comprehensive review of the Company’s expense structure and appropriate reductions to improve profitability

In accordance with SFAS No. 144, the results for the thirteen weeks ended May 1, 2004 and May 3, 2003 have been reclassified to show the results of operations for Parade, Peru, Chile and 26 Payless closed stores as discontinued operations. The following is a summary of these results by segment:

Thirteen Weeks Ended May 1, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$27.1	$2.5	$29.6

Loss from discontinued operations before income taxes and minority interest	(4.4)	(1.7)	(6.1)

(Benefit) provision for income taxes	(1.8)	0.2	(1.6)

Loss from discontinued operations before minority interest	(2.6)	(1.9)	(4.5)

Minority interest, net of income taxes	—	0.7	0.7

Loss from discontinued operations, net of income taxes and minority interest	$(2.6)	$(1.2)	$(3.8)

Thirteen Weeks Ended May 3, 2003

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$27.8	$2.6	$30.4

Loss from discontinued operations before income taxes and minority interest	(2.8)	(2.1)	(4.9)

Benefit for income taxes	(1.0)	(0.4)	(1.4)

Loss from discontinued operations before minority interest	(1.8)	(1.7)	(3.5)

Minority interest, net of income taxes	—	0.8	0.8

Loss from discontinued operations, net of income taxes and minority interest	$(1.8)	$(0.9)	$(2.7)

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets of Parade, Peru, Chile and the 26 Payless closed stores as discontinued operations. As of May 1, 2004, May 3, 2003 and January 31, 2004 the current and non-current assets and liabilities of discontinued operations by financial reporting segment were as follows:

May 1, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.2	$1.0	$1.2
Inventories	19.3	2.9	22.2
Current deferred income taxes	0.2	—	0.2
Other current assets	2.5	1.3	3.8

Total current assets of discontinued operations	$22.2	$5.2	$27.4

Property and equipment, net	$15.7	$6.7	$22.4
Favorable leases, net	0.4	—	0.4
Deferred income taxes	2.4	—	2.4
Other assets	0.1	2.9	3.0

Total non-current assets of discontinued operations	$18.6	$9.6	$28.2

Liabilities
Current liabilities:
Accounts payable	$2.6	$1.2	$3.8
Accrued expenses	1.9	0.3	2.2

Total current liabilities of discontinued operations	$4.5	$1.5	$6.0

Other liabilities	$4.7	$—	$4.7

Total non-current liabilities of discontinued operations	$4.7	$—	$4.7

May 3, 2003

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.2	$0.7	$0.9
Inventories	22.8	3.0	25.8
Current deferred income taxes	0.2	—	0.2
Other current assets	2.7	1.5	4.2

Total current assets of discontinued operations	$25.9	$5.2	$31.1

Property and equipment, net	$22.0	$7.4	$29.4
Favorable leases, net	0.6	—	0.6
Deferred income taxes	0.6	3.0	3.6
Other assets	0.1	2.1	2.2

Total non-current assets of discontinued operations	$23.3	$12.5	$35.8

Liabilities
Current liabilities:
Accounts payable	$3.2	$0.4	$3.6
Accrued expenses	1.8	0.9	2.7

Total current liabilities of discontinued operations	$5.0	$1.3	$6.3

Other liabilities	$2.1	$—	$2.1

Total non-current liabilities of discontinued operations	$2.1	$—	$2.1

January 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.1	$2.1	$2.2
Inventories	14.4	2.8	17.2
Current deferred income taxes	0.2	—	0.2
Other current assets	2.4	2.2	4.6

Total current assets of discontinued operations	$17.1	$7.1	$24.2

Property and equipment, net	$15.3	$7.1	$22.4
Favorable leases, net	0.4	—	0.4
Deferred income taxes	2.6	—	2.6
Other assets	0.1	2.1	2.2

Total non-current assets of discontinued operations	$18.4	$9.2	$27.6

Liabilities
Current liabilities:
Accounts payable	$2.7	$0.7	$3.4
Accrued expenses	2.0	0.4	2.4

Total current liabilities of discontinued operations	$4.7	$1.1	$5.8

Other liabilities	$2.0	$0.1	$2.1

Total non-current liabilities of discontinued operations	$2.0	$0.1	$2.1

NOTE 5. STOCK-BASED COMPENSATION. The Company follows the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant.

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

(dollars in millions, except per share amounts)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Net earnings:
As reported	$14.1	$14.1
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	0.5	0.2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	1.2	1.5

Pro forma	$13.4	$12.8

Diluted earnings per share:
As reported	$0.21	$0.21
Pro forma	$0.20	$0.19
Basic earnings per share:
As reported	$0.21	$0.21
Pro forma	$0.20	$0.19

NOTE 6. INTANGIBLES. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company assesses the fair value of its relevant reporting units annually. No impairment loss was recorded during the first quarter of 2004.

Favorable lease rights subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	May 1, 2004	May 3, 2003	January 31, 2004

Gross carrying amount	$84.8	$87.9	$87.0

Less: accumulated amortization	57.9	55.3	58.2

Carrying amount, end of period	$26.9	$32.6	$28.8

Amortization expense on intangible assets was as follows:

(dollars in millions)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Amortization expense on intangible assets	$1.1	$1.2

The Company expects annual amortization expense for all intangible assets for the next five years to be as follows (in millions):

Year	Amount

Remainder of 2004	$3.1
2005	3.8
2006	3.5
2007	3.0
2008	2.7

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT. In January 2004, the Company replaced its $150 million senior secured revolving credit facility with a new senior secured revolving credit facility. Funds borrowed under the new facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the new revolving credit facility, subject to a sufficient borrowing base. The new revolving credit facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the credit agreement. The margin on the revolving credit facility varies based upon certain borrowing levels specified in the credit agreement. The variable interest rate including the applicable variable margin at May 1, 2004, was 2.4 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The new revolving credit facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the revolving credit facility as of May 1, 2004. Based on its borrowing base, the Company may borrow up to $200.0 million under its new revolving credit facility, less $16.1 million in outstanding letters of credit as of May 1, 2004.

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

NOTE 8. PENSION PLAN. The Company has a nonqualified, supplementary defined benefit plan for certain management employees. The plan is an unfunded, noncontributory plan and provides for benefits based upon years of service and cash compensation during employment.

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

NOTE 9. INCOME TAXES. The Company’s effective income tax rate on continuing operations was 33.3 percent in the first quarter of 2004 and 35.2 percent in the first quarter of 2003.

NOTE 10. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

(dollars in millions)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Net Income	$14.1	$14.1

Other Comprehensive (Loss) Gain:

Change in fair value of derivatives	—	0.1

Derivative losses translated into interest expense	—	1.0

Foreign currency translation adjustments	(3.3)	2.3

Total other comprehensive (loss) gain	(3.3)	3.4

Total Comprehensive Income	$10.8	$17.5

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

NOTE 11. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and unearned restricted stock. The calculation of diluted earnings per share for the thirteen-week periods ended May 1, 2004, and May 3, 2003, excludes the impact of 7,777,763 and 6,038,189 stock options, respectively, because to include them would be anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations:

(dollars and shares in millions, except per share)

	13 Weeks Ended
	May 1, 2004	May 3, 2003
Diluted Computation:

Net earnings from continuing operations	$17.9	$16.8

Weighted average common shares outstanding	67.9	68.0

Net effect of dilutive stock options and unearned restricted stock based on the treasury stock method	0.1	0.1

Outstanding shares for diluted earnings per share	68.0	68.1

Diluted earnings per share from continuing operations	$0.26	$0.25

Basic Computation:

Net earnings from continuing operations	$17.9	$16.8

Weighted average common shares outstanding	67.9	68.0

Basic earnings per share from continuing operations	$0.26	$0.25

NOTE 12. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico and the U.S. Virgin Islands. The Company’s operations in its Central American and South American Regions are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $3.6 million during the first quarter of 2004 and $3.8 million during the same period in 2003. During 2003, the Company changed the reporting period for its operations in the South American and Central American Regions to use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

(dollars in millions)

	Payless Domestic	Payless International	Payless Consolidated
Quarter ended May 1, 2004

Revenues from external customers	$622.2	$70.1	$692.3
Operating profit from continuing operations	25.7	2.7	28.4
Total assets	1,004.3	224.0	1,228.3

Quarter ended May 3, 2003

Revenues from external customers	$603.4	$63.9	$667.3
Operating profit (loss) from continuing operations	30.8	(1.7)	29.1
Total assets	992.1	195.6	1,187.7

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

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of May 1, 2004 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$88.2	$33.1	$—	$121.3
Marketable securities, available for sale	—	4.0	—	—	4.0
Restricted cash	—	—	33.5	—	33.5
Inventories	—	347.9	80.2	(5.9)	422.2
Current deferred income taxes	—	16.6	0.1	—	16.7
Other current assets	9.0	55.1	38.8	(38.0)	64.9
Current assets of discontinued operations	—	22.1	5.3	—	27.4

Total current assets	9.0	533.9	191.0	(43.9)	690.0

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	610.5	72.0	—	682.5
Furniture, fixtures and equipment	—	448.9	55.3	—	504.2
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,072.0	127.3	—	1,199.3
Accumulated depreciation and amortization	—	(721.2)	(56.2)	—	(777.4)

Property and equipment, net	—	350.8	71.1	—	421.9

Favorable leases, net	—	26.9	—	—	26.9
Deferred income taxes	—	26.7	7.0	—	33.7
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,091.5	439.5	0.7	(1,510.0)	21.7
Non-current assets of discontinued operations	—	18.6	9.6	—	28.2

Total assets	$1,100.5	$1,402.3	$279.4	$(1,553.9)	$1,228.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	93.4	61.2	(28.1)	126.5
Accrued expenses	2.9	134.8	18.2	(15.8)	140.1
Current liabilities of discontinued operations	—	4.4	1.6	—	6.0

Total current liabilities	2.9	233.5	114.5	(43.9)	307.0

Long-term debt	479.8	1.8	4.0	(283.0)	202.6
Other liabilities	—	128.7	13.4	(56.3)	85.8
Non-current liabilities of discontinued operations	—	4.6	0.1	—	4.7
Minority interest	—	—	13.1	—	13.1
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	617.8	1,033.7	134.3	(1,170.7)	615.1

Total liabilities and shareowners’ equity	$1,100.5	$1,402.3	$279.4	$(1,553.9)	$1,228.3

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of May 3, 2003 (Restated)

(dollars in millions)

	Parent	Guarantor	Non - Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$14.7	$31.5	$—	$46.2
Restricted cash	—	—	33.0	—	33.0
Inventories	—	396.5	76.2	(9.3)	463.4
Current deferred income taxes	—	19.8	—	—	19.8
Other current assets	1.1	165.2	14.5	(122.1)	58.7
Current assets of discontinued operations	—	25.9	5.2	—	31.1

Total current assets	1.1	622.1	160.4	(131.4)	652.2

Property and Equipment:
Land	—	8.5	—	—	8.5
Buildings and leasehold improvements	—	570.5	63.1	—	633.6
Furniture, fixtures and equipment	—	431.9	50.5	—	482.4
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,015.5	113.6	—	1,129.1
Accumulated depreciation and amortization	—	(675.0)	(45.3)	—	(720.3)

Property and equipment, net	—	340.5	68.3	—	408.8

Favorable leases, net	—	32.6	—	—	32.6
Deferred income taxes	—	23.3	7.8	—	31.1
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,087.8	512.9	16.0	(1,595.4)	21.3
Non-current assets of discontinued operations	—	23.3	12.5	—	35.8

Total assets	$1,088.9	$1,560.6	$265.0	$(1,726.8)	$1,187.7

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$89.0	$5.0	$(5.0)	$89.0
Notes payable	—	—	33.0	—	33.0
Accounts payable	—	75.5	71.2	(38.6)	108.1
Accrued expenses	73.3	124.4	15.2	(87.8)	125.1
Current liabilities of discontinued operations	—	5.1	1.2	—	6.3

Total current liabilities	73.3	294.0	125.6	(131.4)	361.5

Long-term debt	400.0	114.7	4.0	(400.0)	118.7
Other liabilities	—	95.0	10.6	(30.3)	75.3
Non-current liabilities of discontinued operations		2.1	—	—	2.1
Minority interest	—	—	17.7	—	17.7
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	615.6	1,054.8	107.1	(1,165.1)	612.4

Total liabilities and shareowners’ equity	$1,088.9	$1,560.6	$265.0	$(1,726.8)	$1,187.7

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 31, 2004 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$67.4	$69.3	$—	$136.7
Marketable securities, available for sale	—	10.0	—	—	10.0
Restricted cash	—	—	33.5	—	33.5
Inventories	—	308.5	70.9	(4.2)	375.2
Current deferred income taxes	—	17.0	0.1	—	17.1
Other current assets	6.6	71.9	41.7	(55.3)	64.9
Current assets of discontinued operations	—	17.0	7.2	—	24.2

Total current assets	6.6	491.8	222.7	(59.5)	661.6

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	610.7	69.1	—	679.8
Furniture, fixtures and equipment	—	439.7	54.9	—	494.6
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,063.0	124.0	—	1,187.0
Accumulated depreciation and amortization	—	(711.6)	(51.9)	—	(763.5)

Property and equipment, net	—	351.4	72.1	—	423.5

Favorable leases, net	—	28.8	—	—	28.8
Deferred income taxes	—	27.7	6.5	—	34.2
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,085.1	440.7	1.4	(1,504.5)	22.7
Non-current assets of discontinued operations	—	18.4	9.2	—	27.6

Total assets	$1,091.7	$1,364.7	$311.9	$(1,564.0)	$1,204.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	84.3	97.3	(52.0)	129.6
Accrued expenses	7.5	108.1	15.8	(7.5)	123.9
Current liabilities of discontinued operations	—	4.8	1.0	—	5.8

Total current liabilities	7.5	198.1	147.6	(59.5)	293.7

Long-term debt	479.8	2.0	4.0	(283.0)	202.8
Other liabilities	—	137.3	8.8	(60.5)	85.6
Non-current liabilities of discontinued operations		2.0	0.1	—	2.1
Minority interest	—	—	15.7	—	15.7
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	604.4	1,025.3	135.7	(1,161.0)	604.4

Total liabilities and shareowners’ equity	$1,091.7	$1,364.7	$311.9	$(1,564.0)	$1,204.3

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)

For the Thirteen Weeks Ended May 1, 2004 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$651.4	$161.5	$(120.6)	$692.3

Cost of sales	—	457.1	136.8	(118.4)	475.5

Selling, general and administrative expense	0.5	167.9	22.2	(2.2)	188.4

Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(0.5)	26.4	2.5	—	28.4

Interest expense	6.2	0.3	1.1	(2.2)	5.4

Interest income	—	(2.3)	(0.9)	2.2	(1.0)

Equity in (loss) earnings of subsidiaries	(18.4)	(3.2)	—	21.6	—

Earnings (loss) from continuing operations before income taxes and minority interest	11.7	31.6	2.3	(21.6)	24.0

(Benefit) provision for income taxes	(2.4)	10.6	(0.2)	—	8.0

Earnings (loss) from continuing operations before minority interest	14.1	21.0	2.5	(21.6)	16.0

Minority interest, net of income tax	—	—	1.9	—	1.9

Net earnings (loss) from continuing operations	14.1	21.0	4.4	(21.6)	17.9

Loss from discontinued operations, net of income taxes and minority interest	—	(2.6)	(1.2)	—	(3.8)

Net earnings (loss)	$14.1	$18.4	$3.2	$(21.6)	$14.1

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)

For the Thirteen Weeks Ended May 3, 2003 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$631.1	$180.7	$(144.5)	$667.3

Cost of sales	—	453.6	155.8	(142.3)	467.1

Selling, general and administrative expense	—	152.6	20.7	(2.2)	171.1

Operating profit from continuing operations	—	24.9	4.2	—	29.1

Interest expense	3.1	4.0	1.2	(3.3)	5.0

Interest income	—	(3.4)	(0.8)	3.3	(0.9)

Equity in (loss) earnings of subsidiaries	(16.1)	(4.4)	—	20.5	—

Earnings (loss) from continuing operations before income taxes and minority interest	13.0	28.7	3.8	(20.5)	25.0

(Benefit) provision for income taxes	(1.1)	10.8	(0.9)	—	8.8

Earnings (loss) from continuing operations before minority interest	14.1	17.9	4.7	(20.5)	16.2

Minority interest, net of income tax	—	—	0.6	—	0.6

Net earnings (loss) from continuing operations	14.1	17.9	5.3	(20.5)	16.8

Loss from discontinued operations, net of income taxes and minority interest	—	(1.8)	(0.9)	—	(2.7)

Net earnings (loss)	$14.1	$16.1	$4.4	$(20.5)	$14.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Thirteen Weeks Ended May 1, 2004 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$14.1	$18.4	$3.2	$(21.6)	$14.1
Loss from discontinued operations, net of income taxes and minority interest	—	(2.6)	(1.2)	—	(3.8)

Net earnings from continuing operations	14.1	21.0	4.4	(21.6)	17.9
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	2.6	0.2	—	2.8
Depreciation and amortization	—	21.8	2.8	—	24.6
Amortization of deferred financing costs	—	0.2	—	—	0.2
Amortization of unearned restricted stock	0.2	—	—	—	0.2
Deferred income taxes	—	1.4	(2.2)	—	(0.8)
Minority interest, net of tax	—	—	(1.9)	—	(1.9)
Changes in working capital:
Inventories	—	(39.4)	(10.3)	1.7	(48.0)
Other current assets	(2.4)	16.8	(1.2)	(17.3)	(4.1)
Accounts payable	—	9.1	(36.0)	23.9	(3.0)
Accrued expenses	(4.6)	26.7	2.5	(8.3)	16.3
Other assets and liabilities, net	(6.8)	(15.6)	7.7	21.6	6.9
Cash flow (used in) provided by discontinued operations	—	(5.7)	0.2	—	(5.5)

Cash flow provided by (used in) operating activities	0.5	38.9	(33.8)	—	5.6

Investing Activities:

Capital expenditures	—	(23.8)	(2.4)	—	(26.2)
Purchase of marketable securities	—	(4.0)	—	—	(4.0)
Sales of marketable securities	—	10.0	—	—	10.0
Investment in subsidiaries	—	—	—	—	—

Cash flow used in investing activities from continuing operations	—	(17.8)	(2.4)	—	(20.2)

Financing Activities:

Payment of deferred financing costs	(0.1)	—	—	—	(0.1)
Repayment of debt	—	(0.3)	—	—	(0.3)
Net purchases of common stock	(0.4)	—	—	—	(0.4)

Cash flow used in financing activities from continuing operations	(0.5)	(0.3)	—	—	(0.8)

Effect of exchange rate changes on cash	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	20.8	(36.2)	—	(15.4)

Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$88.2	$33.1	$—	$121.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)

For the Thirteen Weeks Ended May 3, 2003 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$14.1	$16.1	$4.4	$(20.5)	$14.1
Loss from discontinued operations, net of income taxes and minority interest	—	(1.8)	(0.9)	—	(2.7)

Net earnings from continuing operations	14.1	17.9	5.3	(20.5)	16.8
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	0.1	—	—	0.1
Depreciation and amortization	—	21.7	3.2	—	24.9
Amortization of deferred financing costs	—	0.4	—	—	0.4
Amortization of unearned restricted stock	0.2	—	—	—	0.2
Deferred income taxes	—	2.0	(0.2)	—	1.8
Minority interest, net of tax	—	—	(0.6)	—	(0.6)
Changes in working capital:
Inventories	—	(44.0)	12.4	3.6	(28.0)
Other current assets	4.5	0.9	3.6	(11.7)	(2.7)
Accounts payable	—	10.7	0.2	(4.7)	6.2
Accrued expenses	3.3	18.3	(3.5)	(12.2)	5.9
Other assets and liabilities, net	(21.7)	(26.1)	5.0	45.5	2.7
Cash flow used in discontinued operations	—	(7.0)	(5.5)	—	(12.5)

Cash flow provided by (used in) operating activities	0.4	(5.1)	19.9	—	15.2

Investing Activities:

Capital expenditures	—	(18.5)	(6.2)	—	(24.7)
Investment in subsidiaries	—	(2.7)	—	2.7	—
Repayment of loan from parent/subsidiary	—	25.0	—	(25.0)	—

Cash flow provided by (used in) investing activities from continuing operations	—	3.8	(6.2)	(22.3)	(24.7)

Financing Activities:

Issuance on notes payable	—	—	4.5	—	4.5
Restricted cash	—	—	(4.5)	—	(4.5)
Repayment of debt	—	(16.6)	—	—	(16.6)
Loan from parent/subsidiary	—	—	(25.0)	25.0	—
Net purchases of common stock	(0.4)	—	—	—	(0.4)
Contributions by parents	—	—	2.7	(2.7)	—
Contributions by minority owners	—	—	1.8	—	1.8

Cash flow (used in) provided by financing activities from continuing operations	(0.4)	(16.6)	(20.5)	22.3	(15.2)

Effect of exchange rate changes on cash	—	—	(0.8)	—	(0.8)

Decrease in cash and cash equivalents	—	(17.9)	(7.6)	—	(25.5)

Cash and cash equivalents, beginning of period	—	32.6	39.1	—	71.7

Cash and cash equivalents, end of period	$—	$14.7	$31.5	$—	$46.2

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q/A.

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

RESTATEMENT

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement described in Note 3 to the Condensed Consolidated Financial Statements.

OVERVIEW

We are the largest family footwear retailer in the Western Hemisphere with retail stores in the United States, Canada, the Caribbean, and the Central American and South American Regions. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Chile, Ecuador and Peru. Our stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format.

Subsequent to the issuance of our condensed consolidated financial statements for the period ended May 1, 2004, we initiated a restructuring plan to build long-term shareowner value. The restructuring plan began in the second quarter of 2004, and no restructuring charges were incurred as of May 1, 2004. Due to the updating of this filing for the restatement as described in Note 3 to the Condensed Consolidated Financial Statements, the condensed consolidated financial statements have been updated to include discontinued operations presentation as described below.

Components of the restructuring include:

•	Exiting all 181 Parade stores, and related operations;

•	Exiting all 32 Payless ShoeSource stores in Chile and Peru

•	The closing of approximately 260 Payless ShoeSource stores. These store closings differ from closings in the normal course of business in that they have longer remaining lease terms;

•	The reduction of wholesale businesses that provide no significant growth opportunity, and;

•	A comprehensive review of the Company’s expense structure with appropriate reductions to improve profitability.

Due to the restatement described in Note 3 to the Condensed Consolidated Financial Statements, we have reflected the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores as discontinued operations. The results for the thirteen weeks ended May 1, 2004 and May 3, 2003 have been reclassified to conform to the current presentation. Unless otherwise noted, the amounts and discussions included in this Management’s Discussion and Analysis relate to continuing operations.

For the first quarter of 2004, total sales increased 3.7 percent, or $25.0 million, to $692.3 million as compared to the first quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, grew 2.9 percent. Gross margin was 31.3 percent of sales in the current year’s first quarter, versus 30.0 percent in the prior year’s first quarter. These performance achievements indicate that our strategy to become famous as the Merchandise Authority in value-priced footwear and accessories is progressing. Our strategy, the result of intensive study, testing and review, is designed to distinctively position us in the value-priced footwear and accessories marketplace.

Our cash and cash equivalents balance at the end of the 2004 first quarter was $121.3 million, a decrease of $15.4 million from the end of 2003. Total inventories at the end of the 2004 first quarter were $422.2 million, a reduction of $41.2 million from the 2003 first quarter. Inventory per store declined by 10 percent over the same period.

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

We are encouraged by our first quarter 2004 results, but realize our challenge is to achieve positive same-store sales on a consistent basis. Our focus for the remainder of the year is the execution of our strategy. The following key initiatives continue to be the basis for successful execution :

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

NET EARNINGS

We posted net earnings of $14.1 million in the first quarter of 2004 compared with net earnings of $14.1 million in the first quarter of 2003.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 2004 and 2003.

	First Quarter
	2004	2003
Cost of sales	68.7%	70.0%

Selling, general and administrative expense	27.2	25.6

Operating profit from continuing operations	4.1	4.4

Interest expense, net	0.6	0.6

Earnings from continuing operations before income taxes and minority interest	3.5	3.7

Effective income tax rate*	33.3%	35.2%

Earnings from continuing operations before minority interest	2.3	2.4

Minority interest	0.3	0.1

Net earnings from continuing operations	2.0%	2.1%

*	Percent of pre-tax earnings

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

Sales percent increases (decreases) are as follows:

	First Quarter
	2004	2003
Net Sales	3.7%	(4.4)%
Same-store Sales	2.9	(5.2)
Average selling price per unit	7.5	6.5
Unit volume	(3.7)	(9.6)
Footwear average selling price per unit	0.4	7.1
Footwear unit volume	2.5%	(11.3)%

Net sales for the 2004 first quarter totaled $692.3 million compared with $667.3 million in the 2003 first quarter. Net sales and same-store sales increased in 2004 from 2003 primarily due to positive sales performance in women’s sandals and dress shoes, branded athletic shoes and accessories.

COST OF SALES

Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $475.5 million in the 2004 first quarter, up 1.8 percent from $467.1 million in the 2003 first quarter.

As a percentage of net sales, cost of sales was 68.7 percent in the first quarter of 2004, compared with 70.0 percent in the first quarter of 2003. The decrease in cost of sales as a percentage of net sales is due to higher average retail prices driven primarily by the mix of accessories and positive leverage on occupancy costs due to increased sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $188.4 million in the first quarter of 2004, up 10.1 percent from $171.1 million in the first quarter of 2003.

As a percentage of net sales, selling, general and administrative expenses were 27.2 percent during the first quarter of 2004 compared with 25.6 percent in the first quarter of 2003. The 2004 increase is the result of an additional $6.4 million in payroll-related costs, $6.3 million in advertising, and $2.0 million in insurance costs, partially offset by positive leverage due to higher same-store sales.

INTEREST EXPENSE, NET

Net interest expense increased to $4.4 million in the first quarter of 2004 from $4.1 million in the first quarter of 2003 reflecting the higher interest rate associated with the Senior Subordinated Notes.

EFFECTIVE INCOME TAX RATE

Our effective income tax rate on continuing operations was 33.3 percent in the first quarter of 2004 and 35.2 percent in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2004 with a cash balance of $121.3 million, an increase of $75.1 million over the 2003 first quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.

Cash Flow Provided by Operating Activities

Cash flow provided by operations was $5.6 million in the 2004 first quarter, compared with $15.2 million in the 2003 first quarter. As a percentage of net sales, cash flow from operations was 0.8 percent in the 2004 first quarter compared with 2.3 percent in the 2003 first quarter. The decrease in cash flow in the first quarter of 2004 is due primarily to higher net cash outflow for merchandise inventories as compared to the first quarter of 2003, partially offset by an increase in accrued expense over the prior year’s quarter. The increased accrued expenses relate to higher levels of accrued marketing, insurance, taxes and payroll-related costs. The increase in merchandise inventories during the current quarter as compared to the same quarter last year is due primarily to an increase in receipts. Receipts for the first quarter of 2004 were higher than the first quarter of 2003 due to having lower inventory levels at the beginning of 2004 as compared to 2003.

Cash Flow Used in Investing Activities

In the 2004 first quarter, our capital expenditures totaled $26.2 million, compared with $24.7 million for 2003. We estimate that capital expenditures for the remainder of the year will be $84.4 million, including $1.4 million to be contributed by our joint venture partners in the Central American and South American Regions. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance all of these expenditures.

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

Financial Commitments

As of May 1, 2004, no amounts were drawn against our $200.0 million line of credit. The availability under the line of credit has been reduced, however, by $18.6 million in outstanding letters of credit. As a result of the restatement discussed in Note 3 to the condensed consolidated financial statements, our operating lease obligations as of May 1, 2004, are as follows:

(dollars in millions)

Operating lease
Payments Due by Period	obligations

Remainder of Year	$198.3
1-3 Years	434.2
3-5 Years	326.0
More than Five Years	311.0

Total	$1,269.5

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2004. With the exception of restatement obligations previously discussed, there have been no significant developments with respect to our contractual obligations since January 31, 2004.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

	May 1,	May 3,	January 31,
	2004	2003	2004
Current Ratio	2.2	1.8	2.3

Debt-Capitalization Ratio*	27.8%	28.2%	28.2%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 68.1%, 66.4% and 66.8% respectively, for the periods referred to above.

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

CRITICAL ACCOUNTING POLICIES

In preparing the condensed consolidated financial statements included in this Form 10-Q/A, management makes estimates and assumptions that affect the amounts reported within the financial statements. Actual results could differ from these estimates, and such differences may be material to the condensed consolidated financial statements. We believe that the following critical accounting policies involve a higher degree of judgment or complexity (see the notes to our condensed consolidated financial statements for a complete discussion of our significant accounting policies).

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

FOREIGN CURRENCY RISK

We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the quarters ended May 1, 2004, and May 3, 2003, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies .

ITEM 4 - CONTROLS AND PROCEDURES

As of May 1, 2004, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities Exchange Commission . The Company does not consider the impact of correcting its previously issued financial statements for the restatement discussed in Note 3 to the condensed consolidated financial statements to be material to any individual reporting period.

In addition, there was no change in our internal control over financial reporting that occurred during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PAYLESS SHOESOURCE, INC.

Date: June 7, 2005	By:	/s/ Steven J. Douglass

Steven J. Douglass

Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2005	By:	/s/ Ullrich E. Porzig

Ullrich E. Porzig

Senior Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Index to Exhibits

Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

* Filed herewith