Form 10-Q/A
period 2004-07-31
PAYLESS SHOESOURCE INC /DE/
filed 2005-06-07
CIK 1060232

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

Common Stock, $.01 par value
68,120,068 shares as September 2, 2004

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the fiscal quarter ended July 31, 2004 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on September 7, 2004, to reflect the restatement described in Note 3 to the condensed consolidated financial statements. As a result of the restatement, the Company also updated the financial statements for discontinued operations as discussed in Note 12, “Discontinued Operations.”

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	(as restated, see Note 3)
	July 31,	August 2,	January 31,
(dollars in millions)	2004	2003	2004
ASSETS

Current Assets:
Cash and cash equivalents	$175.0	$113.2	$136.7
Marketable securities, available for sale	9.0	—	10.0
Restricted cash	33.5	33.0	33.5
Inventories	398.2	399.2	375.2
Current deferred income taxes	23.1	15.9	17.1
Other current assets	68.2	63.8	64.9
Current assets of discontinued operations	20.6	24.8	24.2

Total current assets	727.6	649.9	661.6

Property and Equipment:
Land	8.0	8.4	8.0
Buildings and leasehold improvements	670.5	649.6	679.8
Furniture, fixtures and equipment	523.4	484.6	494.6
Property under capital leases	4.6	4.6	4.6

Total property and equipment	1,206.5	1,147.2	1,187.0
Accumulated depreciation and amortization	(793.8)	(737.2)	(763.5)

Property and equipment, net	412.7	410.0	423.5

Favorable leases, net	24.3	31.3	28.8
Deferred income taxes	33.9	33.0	34.2
Goodwill, net	5.9	5.9	5.9
Other assets	26.5	29.6	22.7
Non-current assets of discontinued operations	12.0	31.0	27.6

Total Assets	$1,242.9	$1,190.7	$1,204.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$0.8	$0.9	$0.9
Notes payable	33.5	33.0	33.5
Accounts payable	126.5	111.8	129.6
Accrued expenses	151.9	118.6	123.9
Current liabilities of discontinued operations	4.9	4.5	5.8

Total current liabilities	317.6	268.8	293.7

Long-term debt	204.1	203.1	202.8
Other liabilities	81.4	78.0	85.6
Non-current liabilities of discontinued operations	9.9	2.1	2.1
Minority interest	8.0	18.1	15.7
Commitments and contingencies	—	—	—

Total shareowners’ equity	621.9	620.6	604.4

Total Liabilities and Shareowners’ Equity	$1,242.9	$1,190.7	$1,204.3

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	(as restated, see Note 3)
	13 Weeks Ended		26 Weeks Ended
(dollars and shares in millions, except per share)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$695.6	$698.0	$1,387.9	$1,365.3

Cost of sales	476.1	501.1	951.6	968.2

Selling, general and administrative expenses	181.5	179.3	369.9	350.4

Restructuring charges	13.7	—	13.7	—

Operating profit from continuing operations	24.3	17.6	52.7	46.7

Interest expense	5.8	4.3	11.2	9.3

Interest income	(1.3)	(1.0)	(2.3)	(1.9)

Earnings from continuing operations before income taxes and minority interest	19.8	14.3	43.8	39.3

Provision for income taxes	2.2	5.0	10.2	13.8

Earnings from continuing operations before minority interest	17.6	9.3	33.6	25.5

Minority interest, net of income tax	2.2	0.7	4.1	1.3

Net earnings from continuing operations	19.8	10.0	37.7	26.8

Loss from discontinued operations, net of income taxes and minority interest	(16.0)	(4.8)	(19.8)	(7.5)

Net earnings	$3.8	$5.2	$17.9	$19.3

Diluted earnings per share:
Earnings from continuing operations	$0.29	$0.15	$0.55	$0.39
Loss from discontinued operations	(0.24)	(0.07)	(0.29)	(0.11)

Diluted earnings per share	$0.05	$0.08	$0.26	$0.28

Basic earnings per share:
Earnings from continuing operations	$0.29	$0.15	$0.55	$0.39
Loss from discontinued operations	(0.24)	(0.07)	(0.29)	(0.11)

Basic earnings per share	$0.05	$0.08	$0.26	$0.28

Diluted Weighted Average Shares Outstanding	68.1	68.1	68.0	68.1

Basic Weighted Average Shares Outstanding	68.0	68.0	68.0	68.0

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	(as restated, see Note 3)
	26 Weeks Ended	26 Weeks Ended
(dollars in millions)	July 31, 2004	August 2, 2003
Operating Activities:

Net earnings	$17.9	$19.3
Loss for discontinued operations, net of income	(19.8)	(7.5)

Net earnings from continuing operations	37.7	26.8

Adjustments for non-cash items included in net earnings:
Restructuring charges	13.7	—
Loss on impairment of and disposal of assets	4.7	5.5
Depreciation and amortization	47.5	48.5
Amortization of deferred financing costs	0.5	3.6
Amortization of unearned restricted stock	0.4	0.3
Deferred income taxes	(7.2)	2.7
Minority interest, net of tax	(4.1)	(1.3)
Changes in working capital:
Inventories	(23.5)	38.0
Other current assets	(7.9)	(7.8)
Accounts payable	(3.1)	9.6
Accrued expenses	28.0	0.6
Other assets and liabilities, net	0.9	6.2
Cash flow provided by (used in) discontinued operations	1.1	(8.5)

Cash flow provided by operating activities	88.7	124.2

Investing Activities:

Capital expenditures	(53.2)	(56.3)
Purchases of marketable securities	(9.0)	—
Sales of marketable securities	10.0	—

Cash flow used in investing activities	(52.2)	(56.3)

Financing Activities:

Issuance of notes payable	—	4.5
Restricted cash	—	(4.5)
Issuance of long-term debt	1.6	196.7
Payment of deferred financing costs	(0.2)	(8.6)
Repayment of long-term debt	(0.5)	(216.6)
Net purchases of common stock	—	(0.2)
Contributions by minority owners	1.5	3.6

Cash flow provided by (used in) financing activities	2.4	(25.1)

Effect of exchange rate changes on cash	(0.6)	(1.3)

Increase in cash and cash equivalents	38.3	41.5
Cash and cash equivalents, beginning of year	136.7	71.7

Cash and cash equivalents, end of period	$175.0	$113.2

Cash paid during the period for:

Interest	$11.1	$9.0
Income Taxes	$0.3	$13.7

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

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with an original maturity of three months or less. Receivables in the amount of $16.5 million, $17.3 million and $11.0 million from banks and credit card companies for the settlement of credit card transactions are included in cash and cash equivalents as of July 31, 2004, August 2, 2003 and January 31, 2004, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

Marketable Securities

As of July 31, 2004 and January 31, 2004 marketable securities include $9.0 million and $10.0 million, respectively, of auction rate securities, which are available to support the Company’s current operations. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in other comprehensive income (loss). Due to the short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities. All of the auction rate securities have contractual maturities of more than ten years.

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

The Company maintains a global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of finished product. As a result, the Company takes ownership of certain raw materials as the materials enter the production process. These raw materials of $16.8 million, $13.5 million and $19.5 million are held by third parties and included in inventories in the consolidated balance sheet at July 31, 2004, August 2, 2003 and January 31, 2004, respectively, and are accounted for under the FIFO basis.

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

Foreign Currency Translation

Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income and are included within shareowners’ equity (see Note 9). The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange.

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

In order to mitigate the Company’s exposure to fluctuations in interest rates, the Company had entered into a series of interest rate swap agreements whereby the Company received interest at the three-month London Inter-Bank Offered Rate (“LIBOR”) and paid a weighted average rate of 6.9%. The interest rate swaps expired in the second quarter of 2003. During the three months ended August 2, 2003, $0.7 million of after-tax losses ($1.1 million pre-tax) included in accumulated other comprehensive income related to interest rate swap agreements was reclassified to interest expense. As of July 31, 2004, August 2, 2003 and January 31, 2004, the Company had no derivative instruments in place.

Reclassification

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements of the quarterly period ended July 31, 2004, and following a comprehensive review of its accounting treatment for leases and lease-related items, the Company’s management determined that the previous accounting policies used were inappropriate. As a result, the Company has corrected its accounting practices in this area and restated its condensed consolidated financial statements.

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

Following is a summary of the effects of the corrections to the Company’s condensed consolidated balance sheets as of July 31, 2004, August 2, 2003 and January 31, 2004 and the Company’s condensed consolidated statements of earnings and cash flows for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003. The “As previously reported” amounts have been adjusted for the reclassifications discussed in Notes 2 and 12 of the Notes to Condensed Consolidated Financial Statements.

	Condensed Consolidated Statements of Earnings
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Thirteen weeks ended July 31, 2004
Cost of sales	$476.0	$0.1	$476.1
Operating profit from continuing operations	24.4	(0.1)	24.3
Earnings from continuing operations before income taxes and minority interest	19.9	(0.1)	19.8
Provision for income taxes	2.1	0.1	2.2
Earnings from continuing operations before minority interest	17.8	(0.2)	17.6
Minority interest, net of income taxes	2.1	0.1	2.2
Earnings from continuing operations	19.9	(0.1)	19.8
Loss from discontinued operations, net of income taxes and minority interest	(16.2)	0.2	(16.0)
Net earnings	$3.7	$0.1	$3.8
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.29	$—	$0.29
Loss from discontinued operations	(0.24)	—	(0.24)
Diluted earnings per share	$0.05	$—	$0.05
Basic earnings (loss) per share:
Earnings from continuing operations	$0.29	$—	$0.29
Loss from discontinued operations	(0.24)	—	(0.24)
Basic earnings per share	$0.05	$—	$0.05

	Condensed Consolidated Statements of Earnings
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Thirteen weeks ended August 2, 2003
Cost of sales	$501.1	$—	$501.1
Operating profit from continuing operations	17.6	—	17.6
Earnings from continuing operations before income taxes and minority interest	14.3	—	14.3
Provision for income taxes	5.0	—	5.0
Earnings from continuing operations before minority interest	9.3	—	9.3
Minority interest, net of income taxes	0.7	—	0.7
Earnings from continuing operations	10.0	—	10.0
Loss from discontinued operations, net of income taxes and minority interest	(4.8)	—	(4.8)
Net earnings	$5.2	$—	$5.2
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.15	$—	$0.15
Loss from discontinued operations	(0.07)	—	(0.07)
Diluted earnings per share	$0.08	$—	$0.08
Basic earnings (loss) per share:
Earnings from continuing operations	$0.15	$—	$0.15
Loss from discontinued operations	(0.07)	—	(0.07)
Basic earnings per share	$0.08	$—	$0.08

	Condensed Consolidated Statements of Earnings
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Twenty-six weeks ended July 31, 2004
Cost of sales	$951.5	$0.1	$951.6
Operating profit from continuing operations	52.8	(0.1)	52.7
Earnings from continuing operations before income taxes and minority interest	43.9	(0.1)	43.8
Provision for income taxes	10.1	0.1	10.2
Earnings from continuing operations before minority interest	33.8	(0.2)	33.6
Minority interest, net of income taxes	4.0	0.1	4.1
Earnings from continuing operations	37.8	(0.1)	37.7
Loss from discontinued operations, net of income taxes and minority interest	(20.3)	0.5	(19.8)
Net earnings	$17.5	$0.4	$17.9
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.56	$(0.01)	$0.55
Loss from discontinued operations	(0.30)	0.01	(0.29)
Diluted earnings per share	$0.26	$—	$0.26
Basic earnings (loss) per share:
Earnings from continuing operations	$0.56	$(0.01)	$0.55
Loss from discontinued operations	(0.30)	0.01	(0.29)
Basic earnings per share	$0.26	$—	$0.26

	Condensed Consolidated Statements of Earnings
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Twenty-six weeks ended August 2, 2003
Cost of sales	$968.2	$—	$968.2
Operating profit from continuing operations	46.7	—	46.7
Earnings from continuing operations before income taxes and minority interest	39.3	—	39.3
Provision for income taxes	13.8	—	13.8
Earnings from continuing operations before minority interest	25.5	—	25.5
Minority interest, net of income taxes	1.3	—	1.3
Earnings from continuing operations	26.8	—	26.8
Loss from discontinued operations, net of income taxes and minority interest	(7.5)	—	(7.5)
Net earnings	$19.3	$—	$19.3
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.39	$—	$0.39
Loss from discontinued operations	(0.11)	—	(0.11)
Diluted earnings per share	$0.28	$—	$0.28
Basic earnings (loss) per share:
Earnings from continuing operations	$0.39	$—	$0.39
Loss from discontinued operations	(0.11)	—	(0.11)
Basic earnings per share	$0.28	$—	$0.28

	Condensed Consolidated Balance Sheets
	As previously
	Reported	Adjustments	As restated

July 31, 2004 (1)
Property and equipment, net	$395.7	$17.0	$412.7
Deferred income taxes (asset)	25.1	8.8	33.9
Total assets	$1,217.1	$25.8	$1,242.9
Other liabilities	$52.8	$28.6	$81.4
Non-current liabilities of discontinued operations	9.8	0.1	9.9
Minority interest	8.3	(0.3)	8.0
Total shareowners’ equity	624.5	(2.6)	621.9
Total liabilities and shareowners’ equity	$1,217.1	$25.8	$1,242.9

August 2, 2003
Property and equipment, net	$396.6	$13.4	$410.0
Deferred income taxes (asset)	24.2	8.8	33.0
Non-current assets of discontinued operations	31.3	(0.3)	31.0
Total assets	$1,168.8	$21.9	$1,190.7
Other liabilities	$53.1	$24.9	$78.0
Non-current liabilities of discontinued operations	1.8	0.3	2.1
Minority interest	18.3	(0.2)	18.1
Total shareowners’ equity	623.7	(3.1)	620.6
Total liabilities and shareowners’ equity	$1,168.8	$21.9	$1,190.7

January 31, 2004 (2)
Property and equipment, net	$409.0	$14.5	$423.5
Deferred income taxes (asset)	25.4	8.8	34.2
Non-current assets of discontinued operations	27.9	(0.3)	27.6
Total assets	$1,181.3	$23.0	$1,204.3
Other liabilities	$59.5	$26.1	$85.6
Non-current liabilities of discontinued operations	1.8	0.3	2.1
Minority interest	16.0	(0.3)	15.7
Total shareowners’ equity	607.5	(3.1)	604.4
Total liabilities and shareowners’ equity	$1,181.3	$23.0	$1,204.3

	Condensed Consolidated Statements of Cash Flows
	As previously
	Reported	Adjustments	As restated

Twenty Six weeks ended July 31, 2004
Cash flow provided by operating activities	$84.6	$4.1	$88.7
Cash flow used in investing activities	(48.1)	(4.1)	(52.2)

Twenty Six weeks ended August 2, 2003
Cash flow provided by operating activities	$121.4	$2.8	$124.2
Cash flow used in investing activities	(53.5)	(2.8)	(56.3)

(1)	Previously reported amounts include reclassifications to decrease cash by $9.0 million, and increase marketable securities, other current assets and accrued expenses by $9.0 million, $6.8 million and $6.8 million, respectively, as of July 31, 2004.

(2)	Previously reported amounts include reclassifications to decrease cash by $10.0 million, and increase marketable securities, other current assets, other assets and accrued expenses by $10.0 million, $2.7 million, $1.7 million and $4.4 million, respectively, as of January 31, 2004.

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

	13 Weeks Ended		26 Weeks Ended
(dollars in millions, except per share amounts)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net earnings:
As reported	$3.8	$5.2	$17.9	$19.3
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	0.1	0.1	0.6	0.3
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	0.9	1.2	2.0	2.8

Pro forma	$3.0	$4.1	$16.5	$16.8

Diluted earnings per share:
As reported	$0.05	$0.08	$0.26	$0.28
Pro forma	$0.04	$0.06	$0.24	$0.24
Basic earnings per share:
As reported	$0.05	$0.08	$0.26	$0.28
Pro forma	$0.04	$0.06	$0.24	$0.24

NOTE 5. INTANGIBLES. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. The Company assesses the fair value of its relevant reporting units annually. No impairment loss was recorded during the first six months of 2004 related to goodwill; however, as part of the $36.7 million restructuring charges discussed in Footnote 1, the Company reduced the carrying value of the favorable leases associated with the Payless stores to be closed by $1.9 million during the quarter ended July 31, 2004.

Favorable leases subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	July 31, 2004	August 2, 2003	January 31, 2004

Gross carrying amount	$83.0	$87.8	$87.0
Less: accumulated amortization	58.7	56.5	58.2

Carrying amount, end of period	$24.3	$31.3	$28.8

Amortization expense on favorable leases was as follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Amortization expense on favorable leases	$1.0	$1.2	$2.1	$2.4

The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount

Remainder of 2004	$2.2
2005	3.9
2006	3.5
2007	3.1
2008	2.7

NOTE 6. LONG-TERM DEBT AND LINE OF CREDIT. In January 2004, the Company replaced its $150 million senior secured revolving credit facility (the “Old Facility”) with a new $200 million senior secured revolving credit facility (the “New Facility”). Funds borrowed under the New Facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the New Facility, subject to a sufficient borrowing base. The New Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the agreement governing the New Facility. The margin on the New Facility varies based upon certain borrowing levels specified in the agreement governing the New Facility. The variable interest rate including the applicable variable margin at July 31, 2004, was 2.95 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The New Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the New Facility as of July 31, 2004. Based on its borrowing base, the Company may borrow up to $200.0 million under its New Facility, less $16.1 million in outstanding letters of credit as of July 31, 2004.

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

NOTE 7. PENSION PLAN. The Company has a nonqualified, supplementary defined benefit plan for certain management employees. The plan is an unfunded, noncontributory plan and provides for benefits based upon years of service and cash compensation during employment.

Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to management employees and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually for reasonableness.

The components of net periodic benefit costs for the plan were:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Components of pension expense:

Service cost	$0.2	$0.2	$0.4	$0.4

Interest cost	0.3	0.3	0.6	0.6

Amortization of prior service cost	0.1	—	0.2	—

Amortization of actuarial loss	0.1	0.1	0.2	0.2

Total	$0.7	$0.6	$1.4	$1.2

NOTE 8. INCOME TAXES. In the second quarter of 2004, the impact of impairment charges and expected restructuring costs on estimated annual taxable income resulted in a revised projection of the effective income tax rate for the full fiscal year. In order to reflect the revised estimated effective tax rate for the year, an 11.1 percent effective income tax expense for the second quarter of 2004 and a 23.3 percent effective income tax rate for the first six months of 2004 were utilized to record income taxes. The Company’s effective income tax rate was 35.0 percent in the second quarter and 35.1 percent in the first six months of 2003.

NOTE 9. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net Income	$3.8	$5.2	$17.9	$19.3

Other Comprehensive Gain (Loss):

Change in fair value of derivatives	—	—	—	0.1

Derivative losses translated into interest expense	—	0.7	—	1.7

Foreign currency translation adjustments	2.4	1.8	(0.9)	4.1

Total other comprehensive gain (loss)	2.4	2.5	(0.9)	5.9

Total Comprehensive Income	$6.2	$7.7	$17.0	$25.2

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

NOTE 10. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and unearned restricted stock. The calculation of diluted earnings per share for the thirteen-week and twenty-six-week periods ended July 31, 2004, and August 2, 2003, excludes the impact of 7,659,303 and 7,989,902 stock options and 8,173,948 and 7,885,671 stock options, respectively, because to include them would be anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations:

	13 Weeks Ended		26 Weeks Ended
(dollars and shares in millions, except per share)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Diluted Computation:

Net earnings from continuing operations	$19.8	$10.0	$37.7	$26.8

Weighted average common shares outstanding	68.0	68.0	68.0	68.0

Net effect of dilutive stock options and unearned restricted stock based on the treasury stock method	0.1	0.1	0.0	0.1

Outstanding shares for diluted earnings per share	68.1	68.1	68.0	68.1

Diluted earnings per share from continuing operations	$0.29	$0.15	$0.55	$0.39

Basic Computation:

Net earnings from continuing operations	$19.8	$10.0	$37.7	$26.8

Weighted average common shares outstanding	68.0	68.0	68.0	68.0

Basic earnings per share from continuing operations	$0.29	$0.15	$0.55	$0.39

NOTE 11. RESTRUCTURING CHARGES. During the second quarter of 2004, the Company initiated a restructuring plan to build long-term shareowner value. As part of the restructuring, the Company committed to a plan to sell or otherwise dispose of all 32 Payless ShoeSource stores in Chile and Peru and their related operations, as well as its 181 Parade stores by the end of the fiscal year. As part of the restructuring, the Company also committed to a plan to close approximately 260 Payless stores by the end of the fiscal year. The store closings differ from closings in the normal course of business in that they have longer remaining lease terms. The operations in Chile and Peru, Parade stores located in Puerto Rico and Payless stores located in Puerto Rico and Canada are components of the Payless International segment. The Parade and Payless stores located in the United States are components of the Payless Domestic segment.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” during the second quarter of 2004 the Company recorded a non-cash impairment charge of $36.7 million ($13.7 million relating to continuing operations and $23.0 million relating to discontinued operations) related to a reassessment of the carrying value of the long-lived assets associated with the 32 stores in Chile and Peru, the 181 Parade stores and the approximately 260 Payless stores to be closed. The fair value of the long-lived assets evaluated for recoverability was determined using the present value of estimated future cash flows. For the stores and operations to be disposed, the non-cash impairment charge for the Payless Domestic and Payless International segments were $27.5 million and $9.2 million, respectively. The Payless Domestic charge includes a $1.9 million reduction in the carrying value of favorable leases.

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

NOTE 12. DISCONTINUED OPERATIONS. Due to the updating of this filing for the restatement described in Note 3, the condensed consolidated financial statements have been updated to include discontinued operations presentation in order to conform to the current presentation of the Company’s operations.

In accordance with SFAS No. 144, the results for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 have been reclassified to show the results of operations for Parade, Peru, Chile and 26 Payless closed stores as discontinued operations. The following is a summary of these results by segment:

Thirteen Weeks Ended July 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$29.8	$2.4	$32.2

Loss from discontinued operations before income taxes and minority interest	(1.2)	(2.2)	(3.4)

(Benefit) provision for income taxes	(0.6)	0.1	(0.5)

Loss from discontinued operations before minority interest	(0.6)	(2.3)	(2.9)

Minority interest, net of income taxes	—	0.9	0.9

Loss on disposal of discontinued operations, net of income taxes of $5.6 and $0.0, respectively, and minority interest of $0.0 and $3.4, respectively	(8.9)	(5.1)	(14.0)

Loss from discontinued operations, net of income taxes and minority interest	$(9.5)	$(6.5)	$(16.0)

Thirteen Weeks Ended August 2, 2003

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$30.6	$2.7	$33.3

Loss from discontinued operations before income taxes and minority interest	(6.1)	(1.8)	(7.9)

Benefit for income taxes	(2.2)	(0.4)	(2.6)

Loss from discontinued operations before minority interest	(3.9)	(1.4)	(5.3)

Minority interest, net of income taxes	—	0.5	0.5

Loss from discontinued operations, net of income taxes and minority interest	$(3.9)	$(0.9)	$(4.8)

Twenty-Six Weeks Ended July 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$56.9	$4.9	$61.8

Loss from discontinued operations before income taxes and minority interest	(5.6)	(3.9)	(9.5)

(Benefit) provision for income taxes	(2.4)	0.3	(2.1)

Loss from discontinued operations before minority interest	(3.2)	(4.2)	(7.4)

Minority interest, net of income taxes	—	1.6	1.6

Loss on disposal of discontinued operations, net of income taxes of $5.6 and $0.0, respectively, and minority interest of $0.0 and $3.4, respectively	(8.9)	(5.1)	(14.0)

Loss from discontinued operations, net of income taxes and minority interest	$(12.1)	$(7.7)	$(19.8)

Twenty-Six Weeks Ended August 2, 2003

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$58.4	$5.3	$63.7

Loss from discontinued operations before income taxes and minority interest	(8.9)	(3.9)	(12.8)

Benefit for income taxes	(3.2)	(0.8)	(4.0)

Loss from discontinued operations before minority interest	(5.7)	(3.1)	(8.8)

Minority interest, net of income taxes	—	1.3	1.3

Loss from discontinued operations, net of income taxes and minority interest	$(5.7)	$(1.8)	$(7.5)

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets of Parade, Peru, Chile and the 26 Payless closed stores as discontinued operations. As of July 31, 2004, August 2, 2003 and January 31, 2004 the current and non-current assets and liabilities of discontinued operations by financial reporting segment were as follows:

July 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.1	$1.6	$1.7
Inventories	14.2	2.0	16.2
Current deferred income taxes	0.2	—	0.2
Other current assets	2.5	—	2.5

Total current assets of discontinued operations	$17.0	$3.6	$20.6

Property and equipment, net	$2.5	$0.9	$3.4
Deferred income taxes	7.7	—	7.7
Other assets	0.1	0.8	0.9

Total non-current assets of discontinued operations	$10.3	$1.7	$12.0

Liabilities
Current liabilities:
Accounts payable	$3.0	$0.4	$3.4
Accrued expenses	1.1	0.4	1.5

Total current liabilities of discontinued operations	$4.1	$0.8	$4.9

Other liabilities	$9.8	$0.1	$9.9

Total non-current liabilities of discontinued operations	$9.8	$0.1	$9.9

August 2, 2003

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.1	$1.1	$1.2
Inventories	16.5	2.9	19.4
Current deferred income taxes	0.2	—	0.2
Other current assets	2.6	1.4	4.0

Total current assets of discontinued operations	$19.4	$5.4	$24.8

Property and equipment, net	$16.6	$6.6	$23.2
Favorable leases, net	0.5	1.2	1.7
Deferred income taxes	2.2	1.8	4.0
Other assets	0.1	2.0	2.1

Total non-current assets of discontinued operations	$19.4	$11.6	$31.0

Liabilities
Current liabilities:
Accounts payable	$2.4	$0.1	$2.5
Accrued expenses	1.7	0.3	2.0

Total current liabilities of discontinued operations	$4.1	$0.4	$4.5

Other liabilities	$2.1	$—	$2.1

1,4
Total non-current liabilities of discontinued operations	$2.1	$—	$2.1

January 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.1	$2.1	$2.2
Inventories	14.4	2.8	17.2
Current deferred income taxes	0.2	—	0.2
Other current assets	2.4	2.2	4.6

Total current assets of discontinued operations	$17.1	$7.1	$24.2

Property and equipment, net	$15.3	$7.1	$22.4
Favorable leases, net	0.4	—	0.4
Deferred income taxes	2.6	—	2.6
Other assets	0.1	2.1	2.2

Total non-current assets of discontinued operations	$18.4	$9.2	$27.6

Liabilities
Current liabilities:
Accounts payable	$2.7	$0.7	$3.4
Accrued expenses	2.0	0.4	2.4

Total current liabilities of discontinued operations	$4.7	$1.1	$5.8

Other liabilities	$2.0	$0.1	$2.1

Total non-current liabilities of discontinued operations	$2.0	$0.1	$2.1

NOTE 13. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico and the U.S. Virgin Islands. The Company’s operations in its Central American and South American Regions are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $5.9 million during the second quarter of 2004 and $4.4 million during the same period in 2003. For the first six months of 2004, these total costs and fees amounted to $9.5 million, compared with $8.3 million for the first six months of 2003. The Company’s reporting period for its operations in the South American and Central American Regions is a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

(dollars in millions)	Payless Domestic	Payless International	Payless Consolidated
Quarter ended July 31, 2004

Revenues from external customers	$609.8	$85.8	$695.6
Operating profit from continuing operations	19.8	4.5	24.3

Six months ended July 31, 2004

Revenues from external customers	$1,232.0	$155.9	$1,387.9
Operating profit from continuing operations	45.5	7.2	52.7
Total assets	1,031.0	211.9	1,242.9

Quarter ended August 2, 2003

Revenues from external customers	$619.3	$78.7	$698.0
Operating profit from continuing operations	16.1	1.5	17.6

Six months ended August 2, 2003

Revenues from external customers	$1,222.7	$142.6	$1,365.3
Operating profit from continuing operations	46.9	(0.2)	46.7
Total assets	996.2	194.5	1,190.7

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

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 31, 2004 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$125.1	$49.9	$—	$175.0
Marketable securities, available for sale	—	9.0	—	—	9.0
Restricted cash	—	—	33.5	—	33.5
Inventories	—	327.7	73.8	(3.3)	398.2
Current deferred income taxes	—	22.4	0.7	—	23.1
Other current assets	11.6	68.5	36.8	(48.7)	68.2
Current assets of discontinued operations	—	16.9	3.7	—	20.6

Total current assets	11.6	569.6	198.4	(52.0)	727.6

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	602.2	68.3	—	670.5
Furniture, fixtures and equipment	—	462.0	61.4	—	523.4
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,076.8	129.7	—	1,206.5
Accumulated depreciation and amortization	—	(733.3)	(60.5)	—	(793.8)

Property and equipment, net	—	343.5	69.2	—	412.7

Favorable leases, net	—	24.3	—	—	24.3
Deferred income taxes	—	25.4	8.5	—	33.9
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,100.3	439.6	0.9	(1,514.3)	26.5
Non-current assets of discontinued operations	—	10.4	1.6	—	12.0

Total assets	$1,111.9	$1,418.7	$278.6	$(1,566.3)	$1,242.9

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.8	$—	$—	$0.8
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	96.1	71.4	(41.0)	126.5
Accrued expenses	7.2	139.0	16.7	(11.0)	151.9
Current liabilities of discontinued operations	—	4.1	0.8	—	4.9

Total current liabilities	7.2	240.0	122.4	(52.0)	317.6

Long-term debt	479.9	1.6	5.6	(283.0)	204.1
Other liabilities	0.3	118.8	12.9	(50.6)	81.4
Non-current liabilities of discontinued operations	—	9.8	0.1	—	9.9
Minority interest	—	—	8.0	—	8.0
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	624.5	1,048.5	129.6	(1,180.7)	621.9

Total liabilities and shareowners’ equity	$1,111.9	$1,418.7	$278.6	$(1,566.3)	$1,242.9

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of August 2, 2003 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$76.1	$37.1	$—	$113.2
Marketable securities, available for sale	—	—	—	—	—
Restricted cash	—	—	33.0	—	33.0
Inventories	—	330.3	71.9	(3.0)	399.2
Current deferred income taxes	—	15.9	—	—	15.9
Other current assets	3.1	76.3	36.1	(51.7)	63.8
Current assets of discontinued operations	—	19.4	5.4	—	24.8

Total current assets	3.1	518.0	183.5	(54.7)	649.9

Property and Equipment:
Land	—	8.4	—	—	8.4
Buildings and leasehold improvements	—	582.5	67.1	—	649.6
Furniture, fixtures and equipment	—	431.8	52.8	—	484.6
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,027.3	119.9	—	1,147.2
Accumulated depreciation and amortization	—	(687.2)	(50.0)	—	(737.2)

Property and equipment, net	—	340.1	69.9	—	410.0

Favorable leases, net	—	31.3	—	—	31.3
Deferred income taxes	—	25.0	8.0	—	33.0
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,106.0	411.1	17.0	(1,504.5)	29.6
Non-current assets of discontinued operations	—	19.5	11.5	—	31.0

Total assets	$1,109.1	$1,350.9	$289.9	$(1,559.2)	$1,190.7

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.0	—	33.0
Accounts payable	3.9	71.2	87.0	(50.3)	111.8
Accrued expenses	1.7	106.6	14.7	(4.4)	118.6
Current liabilities of discontinued operations	—	4.0	0.5	—	4.5

Total current liabilities	5.6	182.7	135.2	(54.7)	268.8

Long-term debt	479.8	2.4	4.0	(283.1)	203.1
Other liabilities	—	129.3	10.6	(61.9)	78.0
Non-current liabilities of discontinued operations	—	2.1	—	—	2.1
Minority interest	—	—	18.1	—	18.1
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	623.7	1,034.4	122.0	(1,159.5)	620.6

Total liabilities and shareowners’ equity	$1,109.1	$1,350.9	$289.9	$(1,559.2)	$1,190.7

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 31, 2004 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$67.4	$69.3	$—	$136.7
Marketable securities, available for sale	—	10.0	—	—	10.0
Restricted cash	—	—	33.5	—	33.5
Inventories	—	308.5	70.9	(4.2)	375.2
Current deferred income taxes	—	17.0	0.1	—	17.1
Other current assets	6.6	71.9	41.7	(55.3)	64.9
Current assets of discontinued operations	—	17.0	7.2	—	24.2

Total current assets	6.6	491.8	222.7	(59.5)	661.6

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	610.7	69.1	—	679.8
Furniture, fixtures and equipment	—	439.7	54.9	—	494.6
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,063.0	124.0	—	1,187.0
Accumulated depreciation and amortization	—	(711.6)	(51.9)	—	(763.5)

Property and equipment, net	—	351.4	72.1	—	423.5

Favorable leases, net	—	28.8	—	—	28.8
Deferred income taxes	—	27.7	6.5	—	34.2
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,085.1	440.7	1.4	(1,504.5)	22.7
Non-current assets of discontinued operations	—	18.4	9.2	—	27.6

Total assets	$1,091.7	$1,364.7	$311.9	$(1,564.0)	$1,204.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	84.3	97.3	(52.0)	129.6
Accrued expenses	7.5	108.1	15.8	(7.5)	123.9
Current liabilities of discontinued operations	—	4.8	1.0	—	5.8

Total current liabilities	7.5	198.1	147.6	(59.5)	293.7

Long-term debt	479.8	2.0	4.0	(283.0)	202.8
Other liabilities	—	137.3	8.8	(60.5)	85.6
Non-current liabilities of discontinued operations	—	2.0	0.1	—	2.1
Minority interest	—	—	15.7	—	15.7
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	604.4	1,025.3	135.7	(1,161.0)	604.4

Total liabilities and shareowners’ equity	$1,091.7	$1,364.7	$311.9	$(1,564.0)	$1,204.3

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended July 31, 2004 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$638.5	$166.6	$(109.5)	$695.6
Cost of sales	—	446.4	137.1	(107.4)	476.1
Selling, general and administrative expense	0.5	151.0	32.1	(2.1)	181.5
Restructuring charges	—	13.1	0.6	—	13.7

Operating (loss) profit from continuing operations	(0.5)	28.0	(3.2)	—	24.3
Interest expense	6.5	—	1.6	(2.3)	5.8
Interest income	—	(2.7)	(0.9)	2.3	(1.3)
Equity in (loss) earnings of subsidiaries	(8.2)	3.5	—	4.7	—

Earnings (loss) from continuing operations before income taxes and minority interest	1.2	27.2	(3.9)	(4.7)	19.8
(Benefit) provision for income taxes	(2.6)	9.5	(4.7)	—	2.2

Earnings (loss) from continuing operations before minority interest	3.8	17.7	0.8	(4.7)	17.6
Minority interest, net of income tax	—	—	2.2	—	2.2

Net earnings (loss) from continuing operations	3.8	17.7	3.0	(4.7)	19.8
Loss from discontinued operations, net of income taxes and minority interest	—	(9.5)	(6.5)	—	(16.0)

Net earnings (loss)	$3.8	$8.2	$(3.5)	$(4.7)	$3.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended August 2, 2003 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$645.9	$171.4	$(119.3)	$698.0
Cost of sales	—	483.1	135.5	(117.5)	501.1
Selling, general and administrative expense	0.1	159.0	22.0	(1.8)	179.3

Operating (loss) profit from continuing operations	(0.1)	3.8	13.9	—	17.6
Interest expense	3.4	3.1	0.9	(3.1)	4.3
Interest income	—	(3.3)	(0.8)	3.1	(1.0)
Equity in (loss) earnings of subsidiaries	(7.4)	(12.9)	—	20.3	—

Earnings (loss) from continuing operations before income taxes and minority interest	3.9	16.9	13.8	(20.3)	14.3
(Benefit) provision for income taxes	(1.3)	5.6	0.7	—	5.0

Earnings (loss) from continuing operations before minority interest	5.2	11.3	13.1	(20.3)	9.3
Minority interest, net of income tax	—	—	0.7	—	0.7

Net earnings (loss) from continuing operations	5.2	11.3	13.8	(20.3)	10.0
Loss from discontinued operations, net of income taxes and minority interest	—	(3.9)	(0.9)	—	(4.8)

Net earnings (loss)	$5.2	$7.4	$12.9	$(20.3)	$5.2

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Twenty-six Weeks Ended July 31, 2004 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,289.9	$328.1	$(230.1)	$1,387.9
Cost of sales	—	903.5	273.9	(225.8)	951.6
Selling, general and administrative expense	1.0	318.9	54.3	(4.3)	369.9
Restructuring charges	—	13.1	0.6	—	13.7

Operating (loss) profit from continuing operations	(1.0)	54.4	(0.7)	—	52.7
Interest expense	12.7	0.3	2.7	(4.5)	11.2
Interest income	—	(5.0)	(1.8)	4.5	(2.3)
Equity in (loss) earnings of subsidiaries	(26.6)	0.3	—	26.3	—

Earnings (loss) from continuing operations before income taxes and minority interest	12.9	58.8	(1.6)	(26.3)	43.8
(Benefit) provision for income taxes	(5.0)	20.1	(4.9)	—	10.2

Earnings (loss) from continuing operations before minority interest	17.9	38.7	3.3	(26.3)	33.6
Minority interest, net of income tax	—	—	4.1	—	4.1

Net earnings (loss) from continuing operations	17.9	38.7	7.4	(26.3)	37.7
Loss from discontinued operations, net of income taxes and minority interest	—	(12.1)	(7.7)	—	(19.8)

Net earnings (loss)	$17.9	$26.6	$(0.3)	$(26.3)	$17.9

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Twenty-six Weeks Ended August 2, 2003 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,277.0	$352.1	$(263.8)	$1,365.3
Cost of sales	—	936.7	291.3	(259.8)	968.2
Selling, general and administrative expense	0.1	311.6	42.7	(4.0)	350.4

Operating (loss) profit from continuing operations	(0.1)	28.7	18.1	—	46.7
Interest expense	6.5	7.1	2.1	(6.4)	9.3
Interest income	—	(6.7)	(1.6)	6.4	(1.9)
Equity in (loss) earnings of subsidiaries	(23.5)	(17.3)	—	40.8	—

Earnings (loss) from continuing operations before income taxes and minority interest	16.9	45.6	17.6	(40.8)	39.3
(Benefit) provision for income taxes	(2.4)	16.4	(0.2)	—	13.8

Earnings (loss) from continuing operations before minority interest	19.3	29.2	17.8	(40.8)	25.5
Minority interest, net of income tax	—	—	1.3	—	1.3

Net earnings (loss) from continuing operations	19.3	29.2	19.1	(40.8)	26.8
Loss from discontinued operations, net of income taxes and minority interest	—	(5.7)	(1.8)	—	(7.5)

Net earnings (loss)	$19.3	$23.5	$17.3	$(40.8)	$19.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Twenty-six Weeks Ended July 31, 2004 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings (loss)	$17.9	$26.6	$(0.3)	$(26.3)	$17.9
Loss from discontinued operations, net of income taxes and minority interest	—	(12.1)	(7.7)	—	(19.8)

Net earnings from continuing operations	17.9	38.7	7.4	(26.3)	37.7
Adjustments for non-cash items included in earnings from continuing operations:
Non-cash component of restructuring charges	—	13.7	—	—	13.7
Loss on impairment of and disposal of assets	—	4.0	0.7	—	4.7
Depreciation and amortization	—	41.7	5.8	—	47.5
Amortization of deferred financing costs	—	0.5	—	—	0.5
Amortization of unearned restricted stock	0.4	—	—	—	0.4
Deferred income taxes	—	(3.1)	(4.1)	—	(7.2)
Minority interest, net of tax	—	—	(4.1)	—	(4.1)
Changes in working capital:
Inventories	—	(19.2)	(3.4)	(0.9)	(23.5)
Other current assets	(5.0)	3.4	0.3	(6.6)	(7.9)
Accounts payable	—	11.8	(25.9)	11.0	(3.1)
Accrued expenses	(0.3)	30.9	0.9	(3.5)	28.0
Other assets and liabilities, net	(13.0)	(16.3)	3.9	26.3	0.9
Cash flow provided by (used in) discontinued operations	—	3.1	(2.0)	—	1.1

Cash flow provided by (used in) operating activities	—	109.2	(20.5)	—	88.7

Investing Activities:

Capital expenditures	—	(49.5)	(3.7)	—	(53.2)
Purchases of marketable securities	—	(9.0)	—	—	(9.0)
Sale of marketable securities	—	10.0	—	—	10.0
Investment in subsidiaries	—	(2.3)	—	2.3	—

Cash flow used in investing activities from continuing operations	—	(50.8)	(3.7)	2.3	(52.2)

Financing Activities:
Issuance of debt	—	—	1.6	—	1.6
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.5)	—	—	(0.5)
Contributions by parents	—	—	2.3	(2.3)	—
Contributions by minority owners	—	—	1.5	—	1.5

Cash flow (used in) provided by financing activities from continuing operations	—	(0.7)	5.4	(2.3)	2.4

Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Increase (decrease) in cash and cash equivalents	—	57.7	(19.4)	—	38.3
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$125.1	$49.9	$—	$175.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Twenty-six Weeks Ended August 2, 2003 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$19.3	$23.5	$17.3	$(40.8)	$19.3
Loss from discontinued operations, net of income taxes and minority interest	—	(5.7)	(1.8)	—	(7.5)

Net earnings from continuing operations	19.3	29.2	19.1	(40.8)	26.8
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	5.3	0.2	—	5.5
Depreciation and amortization	—	42.3	6.2	—	48.5
Amortization of deferred financing costs	—	3.6	—	—	3.6
Amortization of unearned restricted stock	0.3	—	—	—	0.3
Deferred income taxes	—	4.2	(1.5)	—	2.7
Minority interest, net of tax	—	—	(1.3)	—	(1.3)
Changes in working capital:
Inventories	—	22.2	18.5	(2.7)	38.0
Other current assets	2.5	89.8	(18.0)	(82.1)	(7.8)
Accounts payable	3.9	6.4	15.7	(16.4)	9.6
Accrued expenses	(68.3)	0.5	(2.8)	71.2	0.6
Other assets and liabilities, net	(37.3)	(30.5)	3.2	70.8	6.2
Cash flow used in discontinued operations	—	(1.7)	(6.8)	—	(8.5)

Cash flow (used in) provided by operating activities	(79.6)	171.3	32.5	—	124.2

Investing Activities:

Capital expenditures	—	(43.1)	(13.2)	—	(56.3)
Investment in subsidiaries	—	(6.4)	—	6.4	—
Repayment of loan from parent/subsidiary	—	146.9	—	(146.9)	—

Cash flow provided by (used in) investing activities from continuing operations	—	97.4	(13.2)	(140.5)	(56.3)

Financing Activities:

Issuance on notes payable	—	—	4.5	—	4.5
Restricted cash	—	—	(4.5)	—	(4.5)
Issuance of debt	196.7	—	—	—	196.7
Payment of deferred financing costs	—	(8.6)	—	—	(8.6)
Repayment of debt	—	(216.6)	—	—	(216.6)
Loan from parent/subsidiary	(116.9)		(30.0)	146.9	—
Net purchases of common stock	(0.2)	—	—	—	(0.2)
Contributions by parents	—	—	6.4	(6.4)	—
Contributions by minority owners	—	—	3.6	—	3.6

Cash flow provided by (used in) financing activities from continuing operations	79.6	(225.2)	(20.0)	140.5	(25.1)

Effect of exchange rate changes on cash	—	—	(1.3)	—	(1.3)

Increase (decrease) in cash and cash equivalents	—	43.5	(2.0)	—	41.5
Cash and cash equivalents, beginning of period	—	32.6	39.1	—	71.7

Cash and cash equivalents, end of period	$—	$76.1	$37.1	$—	$113.2

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

Due to the restatement described in Note 3 to the Condensed Consolidated Financial Statements, we have reflected the financial information of the Parade, Peru and Chile stores and 26 of the Payless ShoeSource stores as discontinued operations in order to conform to the current presentation. Unless otherwise noted, the amounts and discussions included in this Management’s Discussion and Analysis relate to continuing operations.

As part of the strategic initiatives, we recorded a non-cash restructuring charge of $36.7 million ($13.7 relating to continuing operations and $23.0 relating to discontinued operations) related to the impairment of the assets associated with Chile, Peru, Parade and the approximately 260 Payless stores to be closed.

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

For the second quarter of 2004, total sales decreased 0.3 percent, or $2.4 million, to $695.6 million as compared to the second quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, decreased 0.9 percent. Gross margin was 31.6 percent of sales in the current year’s second quarter, versus 28.2 percent in the prior year’s second quarter. For the first six months of 2004, total sales increased 1.7 percent, or $22.6 million, to $1,387.9 as compared to the first six months of 2003. Same-store sales increased 1.0 percent. Gross margin was 31.4 percent of sales in the first six months of 2004, versus 29.1 percent in the same period in 2003. We began the second quarter with strong sales performance. However, in June, sales softened across much of the country and many competitors in the apparel and footwear market took clearance markdowns earlier in the season. In July, we chose to remain less promotional than the prior year in order to protect our gross margins.

Our cash and cash equivalents balance at the end of the 2004 second quarter was $175.0 million, an increase of $38.3 million from the end of 2003 and $61.8 million over the 2003 second quarter. Total inventories at the end of the 2004 second quarter were $398.2 million, a reduction of $1.0 million from the 2003 second quarter. Inventory per store declined by 1 percent on a cost basis and 8 percent on a unit basis over the same period.

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

NET EARNINGS

We posted net earnings of $3.8 million in the second quarter of 2004 compared with net earnings of $5.2 million in the second quarter of 2003. For the first six months of 2004 net earnings were $17.9 million compared with $19.3 million in the 2003 period.

The following table presents the components of costs and expenses, as a percent of revenues, for the second quarter and first six months of 2004 and 2003.

	Second Quarter		First Six Months
	2004	2003	2004	2003
Cost of sales	68.4%	71.8%	68.6%	70.9%
Selling, general and administrative expense	26.1	25.7	26.7	25.7
Restructuring charges	2.0	—	1.0	—

Operating profit from continuing operations	3.5	2.5	3.8	3.4
Interest expense, net	0.6	0.5	0.6	0.5

Earnings from continuing operations before income taxes and minority interest	2.8	2.0	3.2	2.9
Effective income tax rate*	11.1%	35.0%	23.3%	35.1%

Earnings from continuing operations before minority interest	2.5	1.3	2.4	1.9
Minority interest	0.3	0.1	0.3	0.1

Net earnings from continuing operations	0.5%	0.7%	1.3%	1.4%

*	Percent of pre-tax earnings

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

Sales percent increases (decreases) are as follows:

	Second Quarter		First Six Months
	2004	2003	2004	2003
Net Sales	(0.3)%	(5.2)%	1.7%	(4.8)%
Same-store Sales	(0.9)	(5.9)	1.0	(5.5)
Average selling price per unit	8.7	0.6	8.2	3.4
Unit volume	(8.1)	(5.3)	(6.0)	(7.5)
Footwear average selling price per unit	6.5	0.6	3.7	3.6
Footwear unit volume	(6.1)%	(7.0)%	(2.2)%	(9.0)%

Net sales for the 2004 second quarter totaled $695.6 million compared with $698.0 million in the 2003 second quarter. Net sales and same-store sales decreased in the second quarter of 2004 from 2003 primarily due to a more promotional footwear environment beginning in mid-June and our decision to remain less promotional than last year in order to protect our gross margins. Furthermore, in June, sales of seasonal merchandise were affected by the rainy and cool weather across much of the country. It is also likely that consumer buying patterns throughout the quarter were impacted by higher energy prices.

Net sales for the first six months of 2004 totaled $1,387.9 million compared with $1,365.3 million in the first six months of 2003. Net sales and same-store sales increased in the first six months of 2004 from 2003 primarily due to positive sales performance in women’s sandals and dress shoes, and accessories.

COST OF SALES

Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $476.1 million in the 2004 second quarter, down 5.0 percent from $501.1 million in the 2003 second quarter. For the first six months of 2004, cost of sales was $951.6 million, down 1.7 percent from $968.2 million in 2003.

As a percentage of net sales, cost of sales was 68.4 percent in the second quarter of 2004, compared with 71.8 percent in the second quarter of 2003. As a percentage of net sales, cost of sales was 68.6 percent in the first six months of 2004, compared with 70.9 percent in the first six months of 2003. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial markups and fewer markdowns relative to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $181.5 million in the second quarter of 2004, an increase of 1.2 percent from $179.3 million in the second quarter of 2003. For the first six months of 2004, selling, general and administrative expenses were $369.9 million, an increase of 5.6 percent from $350.4 million in the 2003 period.

As a percentage of net sales, selling, general and administrative expenses were 26.1 percent during the second quarter of 2004 compared with 25.7 percent in the second quarter of 2003. For the first six months of 2004, selling, general and administrative expenses as a percentage of net sales were 26.7 percent compared with 25.7 percent in the 2003 period.

The increase in the second quarter of 2004 was primarily the result of $4.6 million of additional payroll and payroll-related costs, $2.5 million in increased professional services related to a proxy contest and Sarbanes-Oxley compliance, $2.2 million in increased workers’ compensation insurance costs, and negative leverage due to lower sales partially offset by a $2.2 million decrease in advertising expense and $2.5 million in decreased medical insurance costs. In addition, during the second quarter of 2003 we wrote off $2.1 million in debt issuance costs in conjunction with our debt restructuring. The increase in the first six months of 2004 was primarily the result of $11.0 million of additional payroll and payroll-related costs, $4.1 million of additional advertising expense, $4.2 million in increased worker’s compensation insurance costs, $5.6 million in increased professional services related to the proxy contest and Sarbanes-Oxley compliance, and $2.2 million in increased travel, partially offset by $3.8 million in decreased medical insurance costs, positive leverage due to higher same-store sales and the write off of $3.1 million in debt costs in conjunction with our debt restructuring during the 2003 period.

RESTRUCTURING

The $36.7 million non-cash restructuring charge relates to the impairment of long-lived assets associated with Chile, Peru, Parade and the approximately 260 Payless stores to be closed. The $36.7 million charge was comprised of $13.7 relating to continuing operations and $23.0 relating to discontinued operations.

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

EFFECTIVE INCOME TAX RATE

In the second quarter of 2004, the impact of impairment charges and expected restructuring costs on estimated annual taxable income resulted in a revised projection of the effective income tax rate for the full fiscal year. In order to reflect the revised estimated effective tax rate for the year, an 11.1 percent effective income tax benefit for the second quarter of 2004 and a 23.3 percent effective income tax rate for the first six months of 2004 were utilized to record income taxes. The Company’s effective income tax rate was 35.0 percent in the second quarter and 35.1 percent in the first six months of 2003.

MINORITY INTEREST, NET OF TAX

Minority interest represents our joint venture partners’ share of net earnings or losses on international operations.

LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2004 with a cash balance of $175.0 million, an increase of $61.8 million over the 2003 second quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.

Cash Flow Provided by Operating Activities

Cash flow provided by operations was $88.7 million in the first six months of 2004, compared with $124.2 million in the 2003 period. As a percentage of net sales, cash flow from operations was 6.4 percent in the first six months of 2004, compared with 9.1 percent in the same period in 2003. The significant changes in cash flow during the first six months of 2004 as compared with the 2003 period are as follows: higher net earnings (excluding the $13.7 million non-cash restructuring charge in the second quarter of 2004); inventory increased by $23.5 million in 2004 compared with a $38.0 million decrease in 2003 for a net cash outflow of $61.5 million due primarily to lower inventory at the beginning of 2004 compared with 2003; accounts payable decreased $3.1 million in 2004 compared with a $9.6 million increase in 2003 for a net cash outflow of $12.7 million; and accrued expenses increased $28.0 million in 2004 compared with a $0.6 million increase in 2003 for a net cash inflow of $28.6 million primarily due to accrued interest, accrued payroll-related costs and accrued insurance costs.

Cash Flow Used in Investing Activities

In the first six months of 2004, our capital expenditures totaled $53.2 million, compared with $56.3 million for the same period in 2003. We estimate that capital expenditures for the remainder of the year will be $59.0 million, including $0.9 million to be contributed by our joint venture partners in the Central American and South American Regions. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance all of these expenditures.

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

As of July 31, 2004, no amounts were drawn against our $200 million revolving credit facility. The availability under the New Facility has been reduced, however, by $16.1 million in outstanding letters of credit. As a result of the restatement discussed in Note 3 to the condensed consolidated financial statements, our operating lease obligations as of July 31, 2004, are as follows:

(dollars in millions)
Operating lease
Payments Due by Period	obligations

Remainder of Year	$134.9
1-3 Years	449.6
3-5 Years	339.3
More than Five Years	328.7

Total	$1,252.5

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2004. With the exception of restructuring and restatement obligations previously discussed, there have been no significant developments with respect to our contractual obligations since January 31, 2004.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

	July 31,	August 2,	January 31,
	2004	2003	2004
Current Ratio	2.3	2.4	2.3
Debt-Capitalization Ratio*	27.7%	27.6%	28.2%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 68.1%, 66.1% and 66.8% respectively, for the periods referred to above.

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

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended July 31, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares Purchased (1)	Average Price Paid	Publicly Announced	Purchased Under the Plans or
Period	(in Thousands)	per Share	Plans or Programs (2)	Programs (in Millions) (3)
05/02/04 – 05/29/04	12	$16.02	0	$248.2
05/30/04 – 07/03/04	4	16.04	0	248.2
07/04/04 – 07/31/04	4	14.30	0	248.2
Total	20	$15.67	0	248.2

(1)	We repurchased an aggregate of 19,636 shares of our common stock in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.

(3)	The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chairman of the Board and Chief Executive Officer*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

(b) Reports on Form 8-K

On September 2, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 5.02,701 and 8.01 the Company’s press release announcing its sales for the fiscal month of August, which ended August 28, 2004 and certain management restructuring actions.

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