Form 10-Q/A
period 2004-10-30
PAYLESS SHOESOURCE INC /DE/
filed 2005-06-07
CIK 1060232

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 30, 2004 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on December 9, 2004, to reflect the restatement described in Note 3 to the condensed consolidated financial statements. As a result of the restatement, the Company also updated the financial statements for discontinued operations as discussed in Note 12, “Discontinued Operations.”

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

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(dollars in millions)

	(as restated, see Note 3)
	October 30,	November 1,	January 31,
	2004	2003	2004
ASSETS

Current Assets:
Cash and cash equivalents	$216.2	$129.6	$136.7
Marketable securities, available for sale	9.0	10.0	10.0
Restricted cash	18.5	33.5	33.5
Inventories	361.7	391.8	375.2
Current deferred income taxes	26.8	13.6	17.1
Other current assets	66.8	75.1	64.9
Current assets of discontinued operations	17.9	25.2	24.2

Total current assets	716.9	678.8	661.6

Property and Equipment:
Land	8.0	8.0	8.0
Buildings and leasehold improvements	683.3	666.0	679.8
Furniture, fixtures and equipment	529.0	486.7	494.6
Property under capital leases	4.6	4.6	4.6

Total property and equipment	1,224.9	1,165.3	1,187.0
Accumulated depreciation and amortization	(802.4)	(750.0)	(763.5)

Property and equipment, net	422.5	415.3	423.5

Favorable leases, net	22.7	30.1	28.8
Deferred income taxes	35.2	26.3	34.2
Goodwill, net	5.9	5.9	5.9
Other assets	25.7	30.0	22.7
Non-current assets of discontinued operations	8.1	30.2	27.6

Total Assets	$1,237.0	$1,216.6	$1,204.3

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$3.5	$0.9	$0.9
Notes payable	18.5	33.5	33.5
Accounts payable	106.0	127.9	129.6
Accrued expenses	164.6	129.1	123.9
Current liabilities of discontinued operations	5.9	5.1	5.8

Total current liabilities	298.5	296.5	293.7

Long-term debt	202.1	202.9	202.8
Other liabilities	87.4	81.2	85.6
Non-current liabilities of discontinued operations	8.5	2.2	2.1
Minority interest	7.5	16.2	15.7
Commitments and contingencies	—	—	—

Total shareowners’ equity	633.0	617.6	604.4

Total Liabilities and Shareowners’ Equity	$1,237.0	$1,216.6	$1,204.3

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(UNAUDITED)

(dollars and shares in millions, except per share)

	(as restated, see Note 3)
	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$661.4	$679.4	$2,049.3	$2,044.7

Cost of sales	460.3	492.1	1,411.9	1,460.3

Selling, general and administrative expenses	175.7	181.0	545.6	531.4

Restructuring charges	3.9	—	17.6	—

Operating profit from continuing operations	21.5	6.3	74.2	53.0

Interest expense	5.5	6.0	16.7	15.3

Interest income	(1.2)	(1.1)	(3.5)	(3.0)

Earnings from continuing operations before income taxes and minority interest	17.2	1.4	61.0	40.7

Provision for income taxes	4.9	0.3	15.1	14.1

Earnings from continuing operations before minority interest	12.3	1.1	45.9	26.6

Minority interest, net of income tax	0.2	1.1	4.3	2.4

Net earnings from continuing operations	12.5	2.2	50.2	29.0

Loss from discontinued operations, net of income taxes and minority interest	(5.9)	(4.4)	(25.7)	(11.9)

Net earnings (loss)	$6.6	$(2.2)	$24.5	$17.1

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.19	$0.03	$0.74	$0.43
Loss from discontinued operations	(0.09)	(0.06)	(0.38)	(0.18)

Diluted earnings (loss) per share	$0.10	$(0.03)	$0.36	$0.25

Basic earnings (loss) per share:
Earnings from continuing operations	$0.19	$0.03	$0.74	$0.43
Loss from discontinued operations	(0.09)	(0.06)	(0.38)	(0.18)

Basic earnings (loss) per share	$0.10	$(0.03)	$0.36	$0.25

Diluted Weighted Average Shares Outstanding	68.0	68.1	68.0	68.1

Basic Weighted Average Shares Outstanding	68.0	68.1	68.0	68.0

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in millions)

	(as restated, see Note 3)
	39 Weeks Ended	39 Weeks Ended
	October 30, 2004	November 1, 2003
Operating Activities:

Net earnings	$24.5	$17.1
Loss from discontinued operations, net of income taxes and minority interest	(25.7)	(11.9)

Net earnings from continuing operations	50.2	29.0
Adjustments for non-cash items included in net earnings:
Non-cash component of restructuring charges	12.0	—
Loss on impairment of and disposal of assets	6.6	7.5
Depreciation and amortization	71.2	72.3
Amortization of deferred financing costs	0.9	3.8
Amortization of unearned restricted stock	0.5	0.5
Deferred income taxes	(12.9)	13.0
Minority interest, net of tax	(4.3)	(2.4)
Income tax charge of stock option exercises	(0.1)	—
Changes in working capital:
Inventories	15.7	44.7
Other current assets	(5.1)	(18.9)
Accounts payable	(23.7)	26.1
Accrued expenses	41.0	9.6
Other assets and liabilities, net	5.7	3.7
Cash flow provided by (used in) discontinued operations	0.5	(12.1)

Cash flow provided by operating activities	158.2	176.8

Investing Activities:

Capital expenditures	(82.0)	(83.5)
Disposition of property and equipment	—	1.0
Purchase of marketable securities	(13.0)	(10.0)
Sale of marketable securities	14.0	—

Cash flow used in investing activities	(81.0)	(92.5)

Financing Activities:

(Repayment) Issuance of notes payable	(15.0)	5.0
Restricted cash	15.0	(5.0)
Issuance of debt	2.4	196.7
Payment of deferred financing costs	(0.2)	(9.3)
Repayment of debt	(0.7)	(216.8)
Net purchases of common stock	(0.8)	(0.3)
Contributions by minority owners	1.9	3.6

Cash flow provided by (used in) financing activities	2.6	(26.1)

Effect of exchange rate changes on cash	(0.3)	(0.3)

Increase in cash and cash equivalents	79.5	57.9
Cash and cash equivalents, beginning of year	136.7	71.7

Cash and cash equivalents, end of period	$216.2	$129.6

Cash paid during the period for:

Interest	$20.8	$11.6
Income Taxes	$1.6	$17.1

See Notes to Condensed Consolidated Financial Statements

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

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with an original maturity of three months or less. Receivables in the amount of $19.2 million, $15.3 million and $11.0 million from banks and credit card companies for the settlement of credit card transactions are included in cash and cash equivalents as of October 30, 2004, November 1, 2003 and January 31, 2004, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

Marketable Securities

As of October 30, 2004, November 1, 2003 and January 31, 2004 marketable securities include $9.0 million, $10.0 million and $10.0 million, respectively, of auction rate securities, which are available to support the Company’s current operations. These investments are classified as available-for-sale securities and are recorded at fair value with unrealized gains or losses reported in other comprehensive income (loss). Due to the short time period between the reset dates of the interest rates, there are no unrealized gains or losses associated with these securities. All of the auction rate securities have contractual maturities of more than ten years.

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

The Company maintains a global sourcing structure to focus on cost reduction initiatives from procurement of materials through distribution of finished product. As a result, the Company takes ownership of certain raw materials as the materials enter the production process. These raw materials of $8.3 million, $15.6 million and $19.5 million are included in inventories in the condensed consolidated balance sheets at October 30, 2004, November 1, 2003, and January 31, 2004, respectively, and are accounted for under the FIFO basis.

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

Financial Derivatives

The Company has used derivative financial instruments to reduce its exposure to fluctuations in interest rates and foreign currencies and to minimize the risk associated with investments in foreign operations. Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivatives be reflected as either assets or liabilities on the balance sheet based on their fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. As of October 30, 2004, November 1, 2003 and January 31, 2004, the Company had no derivative instruments in place.

Reclassification

Certain reclassifications have been made to prior year balances to conform to the current year presentation.

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements of the quarterly period ended October 30, 2004, and following a comprehensive review of its accounting treatment for leases and lease-related items, the Company’s management determined that the previous accounting policies used were inappropriate. As a result, the Company has corrected its accounting practices in this area and restated its condensed consolidated financial statements.

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

Following is a summary of the effects of the corrections to the Company’s condensed consolidated balance sheets as of October 30, 2004, November 1, 2003 and January 31, 2004 and the Company’s condensed consolidated statements of earnings and cash flows for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003. The “As previously reported” amounts have been adjusted for the reclassifications discussed in Notes 2 and 12 of the Notes to Condensed Consolidated Financial Statements.

	Condensed Consolidated Statements of Earnings
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Thirteen weeks ended October 30, 2004
Cost of sales	$460.4	$(0.1)	$460.3
Operating profit from continuing operations	21.4	0.1	21.5
Earnings from continuing operations before income taxes and minority interest	17.1	0.1	17.2
Provision for income taxes	4.9	—	4.9
Earnings from continuing operations before minority interest	12.2	0.1	12.3
Minority interest, net of income taxes	0.2	—	0.2
Earnings from continuing operations	12.4	0.1	12.5
Loss from discontinued operations, net of income taxes and minority interest	(5.9)	—	(5.9)
Net earnings	$6.5	$0.1	$6.6
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.19	$—	$0.19
Loss from discontinued operations	(0.09)	—	(0.09)
Diluted earnings per share	$0.10	$—	$0.10
Basic earnings (loss) per share:
Earnings from continuing operations	$0.19	$—	$0.19
Loss from discontinued operations	(0.09)	—	(0.09)
Basic earnings per share	$0.10	$—	$0.10

	Condensed Consolidated Statements of Loss
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Thirteen weeks ended November 1, 2003
Cost of sales	$492.1	$—	$492.1
Operating profit from continuing operations	6.3	—	6.3
Earnings from continuing operations before income taxes and minority interest	1.4	—	1.4
Provision for income taxes	0.3	—	0.3
Earnings from continuing operations before minority interest	1.1	—	1.1
Minority interest, net of income taxes	1.1	—	1.1
Earnings from continuing operations	2.2	—	2.2
Loss from discontinued operations, net of income taxes and minority interest	(4.4)	—	(4.4)
Net loss	$(2.2)	$—	$(2.2)
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.03	$—	$0.03
Loss from discontinued operations	(0.06)	—	(0.06)
Diluted earnings per share	$(0.03)	$—	$(0.03)
Basic earnings (loss) per share:
Earnings from continuing operations	$0.03	$—	$0.03
Loss from discontinued operations	(0.06)	—	(0.06)
Basic earnings per share	$(0.03)	$—	$(0.03)

	Condensed Consolidated Statements of Earnings
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Thirty-nine weeks ended October 30, 2004
Cost of sales	$1,411.9	$—	$1,411.9
Operating profit from continuing operations	74.2	—	74.2
Earnings from continuing operations before income taxes and minority interest	61.0	—	61.0
Provision for income taxes	15.0	0.1	15.1
Earnings from continuing operations before minority interest	46.0	(0.1)	45.9
Minority interest, net of income taxes	4.2	0.1	4.3
Earnings from continuing operations	50.2	—	50.2
Loss from discontinued operations, net of income taxes and minority interest	(26.2)	0.5	(25.7)
Net earnings	$24.0	$0.5	$24.5
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.74	$—	$0.74
Loss from discontinued operations	(0.39)	0.01	(0.38)
Diluted earnings per share	$0.35	$0.01	$0.36
Basic earnings (loss) per share:
Earnings from continuing operations	$0.74	$—	$0.74
Loss from discontinued operations	(0.39)	0.01	(0.38)
Basic earnings per share	$0.35	$0.01	$0.36

	Condensed Consolidated Statements of Earnings
	As previously
(in millions, except per share data)	Reported	Adjustments	As restated

Thirty- nine weeks ended November 1, 2003
Cost of sales	$1,460.3	$—	$1,460.3
Operating profit from continuing operations	53.0	—	53.0
Earnings from continuing operations before income taxes and minority interest	40.7	—	40.7
Provision for income taxes	14.1	—	14.1
Earnings from continuing operations before minority interest	26.6	—	26.6
Minority interest, net of income taxes	2.4	—	2.4
Earnings from continuing operations	29.0	—	29.0
Loss from discontinued operations, net of income taxes and minority interest	(11.9)	—	(11.9)
Net earnings	$17.1	$—	$17.1
Diluted earnings (loss) per share:
Earnings from continuing operations	$0.43	$—	$0.43
Loss from discontinued operations	(0.18)	—	(0.18)
Diluted earnings per share	$0.25	$—	$0.25
Basic earnings (loss) per share:
Earnings from continuing operations	$0.43	$—	$0.43
Loss from discontinued operations	(0.18)	—	(0.18)
Basic earnings per share	$0.25	$—	$0.25

	Condensed Consolidated Balance Sheets
	As previously
October 30, 2004 (1)	Reported	Adjustments	As restated

Property and equipment, net	$404.1	$18.4	$422.5
Deferred income taxes (asset)	26.4	8.8	35.2
Total assets	$1,209.8	$27.2	$1,237.0
Other liabilities	$57.3	$30.1	$87.4
Non-current liabilities of discontinued operations	8.4	0.1	8.5
Minority interest	7.8	(0.3)	7.5
Total shareowners’ equity	635.7	(2.7)	633.0
Total liabilities and shareowners’ equity	$1,209.8	$27.2	$1,237.0

November 1, 2003 (2)
Property and equipment, net	$401.3	$14.0	$415.3
Deferred income taxes (asset)	17.5	8.8	26.3
Non-current assets of discontinued operations	30.5	(0.3)	30.2
Total assets	$1,194.1	$22.5	$1,216.6
Other liabilities	$55.7	$25.5	$81.2
Non-current liabilities of discontinued operations	1.9	0.3	2.2
Minority interest	16.4	(0.2)	16.2
Total shareowners’ equity	620.7	(3.1)	617.6
Total liabilities and shareowners’ equity	$1,194.1	$22.5	$1,216.6

January 31, 2004 (3)
Property and equipment, net	$409.0	$14.5	$423.5
Deferred income taxes (asset)	25.4	8.8	34.2
Non-current assets of discontinued operations	27.9	(0.3)	27.6
Total assets	$1,181.3	$23.0	$1,204.3
Other liabilities	$59.5	$26.1	$85.6
Non-current liabilities of discontinued operations	1.8	0.3	2.1
Minority interest	16.0	(0.3)	15.7
Total shareowners’ equity	607.5	(3.1)	604.4
Total liabilities and shareowners’ equity	$1,181.3	$23.0	$1,204.3

	Condensed Consolidated Statements of Cash Flows
	As previously
Thirty-nine weeks ended October 30, 2004	Reported	Adjustments	As restated

Cash flow provided by operating activities	$152.0	$6.2	$158.2
Cash flow used in investing activities	(87.2)	(6.2)	(81.0)

Thirty-nine weeks ended November 1, 2003
Cash flow provided by operating activities	$172.6	$4.2	$176.8
Cash flow used in investing activities	(88.3)	(4.2)	(92.5)

(1)	Previously reported amounts include reclassifications to decrease cash by $9.0 million, and increase marketable securities, other current assets and accrued expenses by $9.0 million, $6.8 million and $6.8 million, respectively, as of October 30, 2004.

(2)	Previously reported amounts include reclassifications to decrease cash and increase marketable securities by $10.0 million, respectively, as of November 1, 2003.

(3)	Previously reported amounts include reclassifications to decrease cash by $10.0 million, and increase marketable securities, other current assets, other assets and accrued expenses by $10.0 million, $2.7 million, $1.7 million and $4.4 million, respectively, as of January 31, 2004.

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

(dollars in millions, except per share amounts)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net earnings (loss):
As reported	$6.6	$(2.2)	$24.5	$17.1
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	0.2	0.2	0.8	0.4
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	0.8	1.3	2.7	4.1

Pro forma	$6.0	$(3.3)	$22.6	$13.4

Diluted earnings (loss) per share:
As reported	$0.10	$(0.03)	$0.36	$0.25
Pro forma	$0.09	$(0.05)	$0.33	$0.19
Basic earnings (loss) per share:
As reported	$0.10	$(0.03)	$0.36	$0.25
Pro forma	$0.09	$(0.05)	$0.33	$0.19

NOTE 5. INTANGIBLES. The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. No impairment loss was recorded during the first nine months of 2004 related to goodwill; however, as part of the $44.0 million restructuring charge discussed in Footnote 11, the Company reduced the carrying value of the favorable leases associated with the Payless stores to be closed by $1.9 million during the quarter ended July 31, 2004.

Favorable leases subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	October 30, 2004	November 1, 2003	January 31, 2004

Gross carrying amount	$80.4	$87.5	$87.0
Less: accumulated amortization	57.6	57.4	58.2

Carrying amount, end of period	$22.7	$30.1	$28.8

Amortization expense on favorable leases was as follows:

(dollars in millions)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Amortization expense on favorable leases	$1.0	$1.2	$3.1	$3.6

The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount

Remainder of 2004	$1.0
2005	3.8
2006	3.4
2007	2.9
2008	2.6

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

The components of net periodic benefit costs for the plan were:

(dollars in millions)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Components of pension expense:
Service cost	$0.3	$0.3	$0.7	$0.7
Interest cost	0.4	0.3	1.0	0.9
Amortization of prior service cost	—	0.1	0.2	0.1
Amortization of actuarial loss	—	—	0.2	0.2

Total	$0.7	$0.7	$2.1	$1.9

NOTE 8. INCOME TAXES. The Company’s effective income tax rate was 28.5 percent in the third quarter and 24.8 percent for the first nine months of 2004. In order to reflect the estimated effective tax rate for the year, a 28.5 percent effective tax rate for the third quarter and a 24.8 percent effective tax rate for the first nine months of the year were utilized to record income taxes. The Company anticipates a tax benefit at the rate of 24.8 percent for the full fiscal year 2004. The Company’s effective income tax rate was 21.4 percent in the third quarter and 34.6 for the first nine months of 2003.

NOTE 9. COMPREHENSIVE INCOME (LOSS). The following table shows the computation of comprehensive income (loss):

(dollars in millions)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net Earnings (Loss)	$6.6	$(2.2)	$24.5	$17.1
Other Comprehensive Gain (Loss):
Change in fair value of derivatives	—	—	—	0.1
Derivative losses translated into interest expense	—	—	—	1.7
Foreign currency translation adjustments	5.2	(0.8)	4.4	3.4

Total other comprehensive gain (loss)	5.2	(0.8)	4.4	5.2

Total Comprehensive Income (Loss)	$11.8	$(3.0)	$28.9	$22.3

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

NOTE 10. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and unearned restricted stock. The calculation of diluted earnings (loss) per share for the thirteen week and thirty-nine-week periods ended October 30, 2004, and November 1, 2003, excludes the impact of 7,898,570 and 7,895,231 stock options and 8,048,796 and 8,047,453 stock options, respectively, because to include them would be anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations:

(dollars and shares in millions, except per share )

	13 Weeks Ended		39 Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Diluted Computation:

Net earnings from continuing operations	$12.5	$2.2	$50.2	$29.0

Weighted average common shares outstanding	68.0	68.1	68.0	68.0

Net effect of dilutive stock options and unearned restricted stock based on the treasury stock method	0.0	0.0	0.0	0.1

Outstanding shares for diluted earnings per share	68.0	68.1	68.0	68.1

Diluted earnings per share from continuing operations	$0.19	$0.03	$0.74	$0.43

Basic Computation:

Net earnings from continuing operations	$12.5	$2.2	$50.2	$29.0

Weighted average common shares outstanding	68.0	68.1	68.0	68.0

Basic earnings per share from continuing operations	$0.19	$0.03	$0.74	$0.43

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

As part of the restructuring, during the second quarter of 2004 the Company recorded a non-cash impairment charge of $36.7 million ($13.7 million relating to continuing operations and $23.0 million relating to discontinued operations) in connection with a reassessment of the carrying value of the long-lived assets associated with the 32 stores in Chile and Peru, the 181 Parade stores and the approximately 260 Payless stores to be closed. The impairment charge includes a $1.9 million reduction in the carrying value of favorable leases.

During the third quarter of 2004, the Company recorded $7.3 million in restructuring charges primarily related to severance costs, contract termination costs and the reduction in carrying value of assets. The $7.3 million charge was comprised of $3.9 million related to continuing operations and $3.4 million related to discontinued operations. The Company eliminated approximately 200 management and administrative positions, closed 65 stores and began to liquidate inventory in its Payless and Parade stores identified for closing. In conjunction with the liquidation, the Company recorded $0.4 million in inventory markdowns to reflect inventory at lower of cost or market. Such markdowns are reflected in cost of sales in the condensed consolidated statement of earnings (loss).

Third-party liquidation sales are recognized at the time the sale is made to the customer, are calculated based upon contractually guaranteed amounts pursuant to our agreements with liquidators and are net of associated fees. On October 27, 2004, the Company entered into an agreement to transfer ownership of its Peruvian entity and related operations and liabilities to Orion Investment Capital Inc. (“Orion”), an entity comprised of some owners of the Company’s South American joint venture partner, effective November 15, 2004. In conjunction with this transaction, the Company recorded approximately $1 million of reductions in the carrying value of assets during the third quarter.

The Company estimates that the total charge related to the restructuring will be in the range of $77 to $90 million, consisting of contract termination costs of $31 to $44 million, asset impairments and net disposal losses of approximately $36 million, employee severance costs of approximately $9 million and other costs of approximately $1 million. The cash component of the total expected charge of $77 to $90 million is expected to be approximately $40 to $53 million. The Company is in the process of negotiating contract terminations, and the ultimate cost related to these terminations will depend upon the results of the negotiations. The Company expects to incur substantially all such charges in 2004.

The significant components of the restructuring charge incurred to date are summarized as follows:

(dollars in millions)

	13 Weeks Ended	39 Weeks Ended
	October 30, 2004	October 30, 2004
Asset impairments and net disposal losses	$0.1	$36.8

Employee severance costs	5.3	5.3

Contract termination costs	1.1	1.1

Other exit costs	0.8	0.8

Total	$7.3	$44.0

The status of the restructuring-related liabilities, which are included in accrued expenses ($3.5 million) and current liabilities of discontinued operations ($0.8 million) in the condensed consolidated balances sheets, are summarized below:

(dollars in millions)

	13 Weeks Ended October 30, 2004
			Accrual Balance as of
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

(dollars in millions)

	13 Weeks Ended	39 Weeks Ended
	October 30, 2004	October 30, 2004
Payless Domestic	$4.6	$32.1

Payless International	2.7	11.9

Total	$7.3	$44.0

NOTE 12. DISCONTINUED OPERATIONS. Due to the updating of this filing for the restatement described in Note 3, the condensed consolidated financial statements have been updated to include discontinued operations presentation in order to conform to the current presentation of the Company’s operations.

In accordance with SFAS No. 144, the results for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 have been reclassified to show the results of operations for Parade, Peru, Chile and 26 Payless closed stores as discontinued operations. The following is a summary of these results by segment:

Thirteen Weeks Ended October 30, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$23.7	$2.1	$25.8

Loss from discontinued operations before income taxes and minority interest	(5.4)	(1.1)	(6.5)

Benefit for income taxes	(2.1)	—	(2.1)

Loss from discontinued operations before minority interest	(3.3)	(1.1)	(4.4)

Minority interest, net of income taxes	—	0.5	0.5

Loss on disposal of discontinued operations, net of income taxes of $0.8 and $0.0, respectively, and minority interest of $0.0 and $0.6, respectively	(1.1)	(0.9)	(2.0)

Loss from discontinued operations, net of income taxes and minority interest	$(4.4)	$(1.5)	$(5.9)

Thirteen Weeks Ended November 1, 2003

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$27.4	$2.9	$30.3

Loss from discontinued operations before income taxes and minority interest	(5.8)	(1.2)	(7.0)

Benefit for income taxes	(2.1)	(0.2)	(2.3)

Loss from discontinued operations before minority interest	(3.7)	(1.0)	(4.7)

Minority interest, net of income taxes	—	0.3	0.3

Loss from discontinued operations, net of income taxes and minority interest	$(3.7)	$(0.7)	$(4.4)

Thirty-Nine Weeks Ended October 30, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$80.6	$7.0	$87.6

Loss from discontinued operations before income taxes and minority interest	(11.0)	(5.0)	(16.0)

(Benefit) provision for income taxes	(4.5)	0.3	(4.2)

Loss from discontinued operations before minority interest	(6.5)	(5.3)	(11.8)

Minority interest, net of income taxes	—	2.1	2.1

Loss on disposal of discontinued operations, net of income taxes of $6.4 and $0.0, respectively, and minority interest of $0.0 and $4.0, respectively	(10.0)	(6.0)	(16.0)

Loss from discontinued operations, net of income taxes and minority interest	$(16.5)	$(9.2)	$(25.7)

Thirty-Nine Weeks Ended November 1, 2003

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$85.8	$8.2	$94.0

Loss from discontinued operations before income taxes and minority interest	(14.7)	(5.1)	(19.8)

Benefit for income taxes	(5.3)	(1.0)	(6.3)

Loss from discontinued operations before minority interest	(9.4)	(4.1)	(13.5)

Minority interest, net of income taxes	—	1.6	1.6

Loss from discontinued operations, net of income taxes and minority interest	$(9.4)	$(2.5)	$(11.9)

Additionally, the Company has made certain reclassifications to its consolidated balance sheets to reflect the assets of Parade, Peru, Chile and the 26 Payless closed stores as discontinued operations. As of October 30, 2004, November 1, 2003 and January 31, 2004, the current and non-current assets and liabilities of discontinued operations by financial reporting segment were as follows:

October 30, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.2	$0.7	$0.9
Inventories	13.0	1.2	14.2
Current deferred income taxes	$0.2	$—	$0.2
Other current assets	2.4	0.2	2.6

Total current assets of discontinued operations	$15.8	$2.1	$17.9

Property and equipment, net	$1.1	$—	$1.1
Favorable leases, net	—	—	—
Deferred income taxes	6.5	—	6.5
Other assets	$0.1	$0.4	$0.5

Total non-current assets of discontinued operations	$7.7	$0.4	$8.1

Liabilities
Current liabilities:
Accounts payable	$4.4	$0.3	$4.7
Accrued expenses	0.9	0.3	1.2

Total current liabilities of discontinued operations	$5.3	$0.6	$5.9

Other liabilities	$8.4	$0.1	$8.5

Total non-current liabilities of discontinued operations	$8.4	$0.1	$8.5

November 1, 2003

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.2	$1.0	$1.2
Inventories	15.8	3.1	18.9
Current deferred income taxes	0.2	0.1	0.3
Other current assets	2.7	2.1	4.8

Total current assets of discontinued operations	$18.9	$6.3	$25.2

Property and equipment, net	$14.9	$6.9	$21.8
Favorable leases, net	0.5	—	0.5
Deferred income taxes	2.6	3.1	5.7
Other assets	0.1	2.1	2.2

Total non-current assets of discontinued operations	$18.1	$12.1	$30.2

Liabilities
Current liabilities:
Accounts payable	$3.0	$0.3	$3.3
Accrued expenses	1.5	0.3	1.8

Total current liabilities of discontinued operations	$4.5	$0.6	$5.1

Other liabilities	$2.1	$0.1	$2.2

Total non-current liabilities of discontinued operations	$2.1	$0.1	$2.2

January 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.1	$2.1	$2.2
Inventories	14.4	2.8	17.2
Current deferred income taxes	0.2	—	0.2
Other current assets	2.4	2.2	4.6

Total current assets of discontinued operations	$17.1	$7.1	$24.2

Property and equipment, net	$15.3	$7.1	$22.4
Favorable leases, net	0.4	—	0.4
Deferred income taxes	2.6	—	2.6
Other assets	0.1	2.1	2.2

Total non-current assets of discontinued operations	$18.4	$9.2	$27.6

Liabilities
Current liabilities:
Accounts payable	$2.7	$0.7	$3.4
Accrued expenses	2.0	0.4	2.4

Total current liabilities of discontinued operations	$4.7	$1.1	$5.8

Other liabilities	$2.0	$0.1	$2.1

Total non-current liabilities of discontinued operations	$2.0	$0.1	$2.1

NOTE 13. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands and operations in Japan. The Company’s operations in its Central American Region, its South American Region and Japan are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $5.9 million during the third quarter of 2004 and $4.2 million during the same period in 2003. For the first nine months of 2004, these total costs and fees amounted to $15.3 million, compared with $12.4 million for the first nine months of 2003. The Company’s reporting period for its operations in the South American Region, the Central American Region and Japan is a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

(dollars in millions)

	Payless Domestic	Payless International	Payless Consolidated
Thirteen weeks ended October 30, 2004

Revenues from external customers	$579.2	$82.2	$661.4
Operating profit from continuing operations	16.5	5.0	21.5

Thirty-nine weeks ended October 30, 2004

Revenues from external customers	$1,811.2	$238.1	$2,049.3
Operating profit from continuing operations	62.0	12.2	74.2
Total assets	1,056.0	181.0	1,237.0

Thirteen weeks ended November 1, 2003

Revenues from external customers	$604.9	$74.5	$679.4
Operating profit (loss) from continuing operations	7.0	(0.7)	6.3

Thirty-nine weeks ended November 1, 2003

Revenues from external customers	$1,827.6	$217.1	$2,044.7
Operating profit (loss) from continuing operations	53.9	(0.9)	53.0
Total assets	1,013.1	203.5	1,216.6

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

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of October 30, 2004 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$158.2	$58.0	$—	$216.2
Marketable securities, available for sale	—	9.0	—	—	9.0
Restricted cash	—	—	18.5	—	18.5
Inventories	—	295.7	69.2	(3.2)	361.7
Current deferred income taxes	—	26.8	—	—	26.8
Other current assets	14.1	63.4	40.0	(50.7)	66.8
Current assets of discontinued operations	—	15.6	2.3	—	17.9

Total current assets	14.1	568.7	188.0	(53.9)	716.9
Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	607.3	76.0	—	683.3
Furniture, fixtures and equipment	—	469.1	59.9	—	529.0
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,089.0	135.9	—	1,224.9
Accumulated depreciation and amortization	—	(737.8)	(64.6)	—	(802.4)

Property and equipment, net	—	351.2	71.3	—	422.5

Favorable leases, net	—	22.7	—	—	22.7
Deferred income taxes	—	24.5	10.7	—	35.2
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,106.1	453.1	1.6	(1,535.1)	25.7
Non-current assets of discontinued operations	—	7.7	0.4	—	8.1

Total assets	$1,120.2	$1,433.8	$272.0	$(1,589.0)	$1,237.0

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1.1	$2.4	$—	$3.5
Notes payable	—	—	18.5	—	18.5
Accounts payable	—	89.3	57.1	(40.4)	106.0
Accrued expenses	3.1	150.9	24.1	(13.5)	164.6
Current liabilities of discontinued operations	—	5.3	0.6	—	5.9

Total current liabilities	3.1	246.6	102.7	(53.9)	298.5

Long-term debt	480.0	1.1	4.0	(283.0)	202.1
Other liabilities	1.5	103.7	14.6	(32.4)	87.4
Non-current liabilities of discontinued operations		8.4	0.1	—	8.5
Minority interest	—	—	7.5	—	7.5
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	635.6	1,074.0	143.1	(1,219.7)	633.0

Total liabilities and shareowners’ equity	$1,120.2	$1,433.8	$272.0	$(1,589.0)	$1,237.0

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of November 1, 2003 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$96.1	$33.5	$—	$129.6
Marketable securities, available for sale	—	10.0	—	—	10.0
Restricted cash	—	—	33.5	—	33.5
Inventories	—	296.3	95.5	—	391.8
Current deferred income taxes	—	12.9	0.7	—	13.6
Other current assets	5.7	88.0	42.5	(61.1)	75.1
Current assets of discontinued operations	—	18.9	6.3	—	25.2

Total current assets	5.7	522.2	212.0	(61.1)	678.8

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	597.2	68.8	—	666.0
Furniture, fixtures and equipment	—	433.3	53.4	—	486.7
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,043.1	122.2	—	1,165.3
Accumulated depreciation and amortization	—	(697.7)	(52.3)	—	(750.0)

Property and equipment, net	—	345.4	69.9	—	415.3

Favorable leases, net	—	30.1	—	—	30.1
Deferred income taxes	—	18.8	7.5	—	26.3
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,105.5	426.1	12.1	(1,513.7)	30.0
Non-current assets of discontinued operations	—	18.2	12.0	—	30.2

Total assets	$1,111.2	$1,366.7	$313.5	$(1,574.8)	$1,216.6

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	82.7	99.9	(54.7)	127.9
Accrued expenses	10.6	109.8	15.1	(6.4)	129.1
Current liabilities of discontinued operations	—	4.6	0.5	—	5.1

Total current liabilities	10.6	198.0	149.0	(61.1)	296.5

Long-term debt	479.9	2.1	4.0	(283.1)	202.9
Other liabilities	—	121.2	12.6	(52.6)	81.2
Non-current liabilities of discontinued operations	—	2.1	0.1	—	2.2
Minority interest	—	—	16.2	—	16.2
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	620.7	1,043.3	131.6	(1,178.0)	617.6

Total liabilities and shareowners’ equity	$1,111.2	$1,366.7	$313.5	$(1,574.8)	$1,216.6

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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
For the Thirteen Weeks Ended October 30, 2004 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$611.6	$163.9	$(114.1)	$661.4
Cost of sales	—	442.3	130.0	(112.0)	460.3
Selling, general and administrative expense	0.8	145.1	31.9	(2.1)	175.7
Restructuring charges	—	3.9	—	—	3.9

Operating (loss) profit from continuing operations	(0.8)	20.3	2.0	—	21.5
Interest expense	6.9	0.1	0.8	(2.3)	5.5
Interest income	—	(2.9)	(0.6)	2.3	(1.2)
Equity in (loss) earnings of subsidiaries	(11.8)	3.2	—	8.6	—

Earnings (loss) from continuing operations before income taxes and minority interest	4.1	19.9	1.8	(8.6)	17.2
(Benefit) provision for income taxes	(2.5)	3.7	3.7	—	4.9

Earnings (loss) from continuing operations before minority interest	6.6	16.2	(1.9)	(8.6)	12.3

Minority interest, net of income tax	—	—	0.2	—	0.2

Net earnings (loss) from continuing operations	6.6	16.2	(1.7)	(8.6)	12.5
Loss from discontinued operations, net of income taxes and minority interest	—	(4.4)	(1.5)	—	(5.9)

Net earnings (loss)	$6.6	$11.8	$(3.2)	$(8.6)	$6.6

CONDENSED CONSOLIDATING STATEMENT OF LOSS
(UNAUDITED)
For the Thirteen Weeks Ended November 1, 2003 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$639.7	$159.4	$(119.7)	$679.4
Cost of sales	—	481.2	129.1	(118.2)	492.1
Selling, general and administrative expense	1.3	158.7	22.5	(1.5)	181.0

Operating (loss) profit from continuing operations	(1.3)	(0.2)	7.8	—	6.3
Interest expense	5.3	2.0	1.0	(2.3)	6.0
Interest income	—	(2.5)	(0.9)	2.3	(1.1)
Equity in (loss) earnings of subsidiaries	(2.0)	(8.1)	—	10.1	—

Earnings (loss) from continuing operations before income taxes and minority interest	(4.6)	8.4	7.7	(10.1)	1.4
(Benefit) provision for income taxes	(2.4)	2.7	—	—	0.3

Earnings (loss) from continuing operations before minority interest	(2.2)	5.7	7.7	(10.1)	1.1

Minority interest, net of income tax	—	—	1.1	—	1.1

Net earnings (loss) from continuing operations	(2.2)	5.7	8.8	(10.1)	2.2
Loss from discontinued operations, net of income taxes and minority interest	—	(3.7)	(0.7)	—	(4.4)

Net earnings (loss)	$(2.2)	$2.0	$8.1	$(10.1)	$(2.2)

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)

For the Thirty-nine Weeks Ended October 30, 2004 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,901.5	$492.0	$(344.2)	$2,049.3
Cost of sales	—	1,345.8	403.9	(337.8)	1,411.9
Selling, general and administrative expense	1.8	464.0	86.2	(6.4)	545.6
Restructuring charges	—	17.0	0.6	—	17.6

Operating (loss) profit from continuing operations	(1.8)	74.7	1.3	—	74.2
Interest expense	19.6	0.4	3.5	(6.8)	16.7
Interest income	—	(7.9)	(2.4)	6.8	(3.5)
Equity in (loss) earnings of subsidiaries	(38.4)	3.5	—	34.9	—

Earnings (loss) from continuing operations before income taxes and minority interest	17.0	78.7	0.2	(34.9)	61.0
(Benefit) provision for income taxes	(7.5)	23.8	(1.2)	—	15.1

Earnings (loss) from continuing operations before minority interest	24.5	54.9	1.4	(34.9)	45.9

Minority interest, net of income tax	—	—	4.3	—	4.3

Net earnings (loss) from continuing operations	24.5	54.9	5.7	(34.9)	50.2
Loss from discontinued operations, net of income taxes and minority interest	—	(16.5)	(9.2)	—	(25.7)

Net earnings (loss)	$24.5	$38.4	$(3.5)	$(34.9)	$24.5

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirty-nine Weeks Ended November 1, 2003 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,916.7	$511.5	$(383.5)	$2,044.7
Cost of sales	—	1,417.9	420.4	(378.0)	1,460.3
Selling, general and administrative expense	1.4	470.3	65.2	(5.5)	531.4

Operating (loss) profit from continuing operations	(1.4)	28.5	25.9	—	53.0
Interest expense	11.8	9.1	3.1	(8.7)	15.3
Interest income	—	(9.2)	(2.5)	8.7	(3.0)
Equity in (loss) earnings of subsidiaries	(25.5)	(25.4)	—	50.9	—

Earnings (loss) from continuing operations before income taxes and minority interest	12.3	54.0	25.3	(50.9)	40.7
(Benefit) provision for income taxes	(4.8)	19.1	(0.2)	—	14.1

Earnings (loss) from continuing operations before minority interest	17.1	34.9	25.5	(50.9)	26.6

Minority interest, net of income tax	—	—	2.4	—	2.4

Net earnings (loss) from continuing operations	17.1	34.9	27.9	(50.9)	29.0
Loss from discontinued operations, net of income taxes and minority interest	—	(9.4)	(2.5)	—	(11.9)

Net earnings (loss)	$17.1	$25.5	$25.4	$(50.9)	$17.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirty-nine Weeks Ended October 30, 2004 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$24.5	$38.4	$(3.5)	$(34.9)	$24.5
Loss from discontinued operations, net of income taxes and minority interest	—	(16.5)	(9.2)	—	(25.7)

Net earnings from continuing operations	24.5	54.9	5.7	(34.9)	50.2
Adjustments for non-cash items included in earnings from continuing operations:
Non-cash component of restructuring charges	—	12.0	—	—	12.0
Loss on impairment of and disposal of assets	—	5.5	1.1	—	6.6
Depreciation and amortization	—	62.6	8.6	—	71.2
Amortization of deferred financing costs	—	0.9	—	—	0.9
Amortization of unearned restricted stock	0.5	—	—	—	0.5
Deferred income taxes	—	(6.6)	(6.3)	—	(12.9)
Minority interest, net of tax	—	—	(4.3)	—	(4.3)
Income tax charge of stock option exercises	(0.1)	—	—	—	(0.1)
Changes in working capital:
Inventories	—	12.8	3.9	(1.0)	15.7
Other current assets	(7.5)	8.5	(1.5)	(4.6)	(5.1)
Accounts payable	—	5.0	(40.3)	11.6	(23.7)
Accrued expenses	(4.4)	42.8	8.6	(6.0)	41.0
Other assets and liabilities, net	(12.2)	(32.2)	15.2	34.9	5.7
Cash flow provided by (used in) discontinued operations	—	2.5	(2.0)	—	0.5

Cash flow provided by (used in) operating activities from continuing operations	0.8	168.7	(11.3)	—	158.2

Investing Activities:

Capital expenditures	—	(75.1)	(6.9)	—	(82.0)
Purchase of marketable securities	—	(13.0)	—	—	(13.0)
Sale of marketable securities	—	14.0	—	—	14.0
Investment in subsidiaries	—	(2.9)	—	2.9	—

Cash flow used in investing activities from continuing operations	—	(77.0)	(6.9)	2.9	(81.0)

Financing Activities:

Repayment on notes payable	—	—	(15.0)	—	(15.0)
Restricted cash	—	—	15.0	—	15.0
Issuance of debt	—	—	2.4	—	2.4
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.7)	—	—	(0.7)
Net purchases of common stock	(0.8)	—	—	—	(0.8)
Contributions by parents	—	—	2.9	(2.9)	—
Contributions by minority owners	—	—	1.9	—	1.9

Cash flow (used in) provided by financing activities from continuing operations	(0.8)	(0.9)	7.2	(2.9)	2.6

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Increase (decrease) in cash and cash equivalents	—	90.8	(11.3)	—	79.5
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$158.2	$58.0	$—	$216.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirty-nine Weeks Ended November 1, 2003 (Restated)

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$17.1	$25.5	$25.4	$(50.9)	$17.1
Loss from discontinued operations, net of income taxes and minority interest	—	(9.4)	(2.5)	—	(11.9)

Net earnings from continuing operations	17.1	34.9	27.9	(50.9)	29.0
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	7.4	0.1	—	7.5
Depreciation and amortization	—	62.9	9.4	—	72.3
Amortization of deferred financing costs	—	3.8	—	—	3.8
Amortization of unearned restricted stock	0.5	—	—	—	0.5
Deferred income taxes	—	13.4	(0.4)	—	13.0
Minority interest, net of tax	—	—	(2.4)	—	(2.4)
Changes in working capital:
Inventories	—	56.2	(5.8)	(5.7)	44.7
Other current assets	(0.1)	78.1	(24.2)	(72.7)	(18.9)
Accounts payable	—	17.9	29.0	(20.8)	26.1
Accrued expenses	(59.4)	3.7	(3.9)	69.2	9.6
Other assets and liabilities, net	(28.3)	(57.6)	8.7	80.9	3.7
Cash flow used in discontinued operations	—	(3.0)	(9.1)	—	(12.1)

Cash flow (used in) provided by operating activities from continuing operations	(70.2)	217.7	29.3	—	176.8

Investing Activities:

Capital expenditures	—	(69.9)	(13.6)	—	(83.5)
Disposition of property and equipment	—	1.0	—	—	1.0
Purchase of marketable securities	—	(10.0)	—	—	(10.0)
Repayment of loan from parent/subsidiary	—	146.9	—	(146.9)	—
Investment in subsidiaries	—	(5.4)	—	5.4	—

Cash flow provided by (used in) investing activities from continuing operations	—	62.6	(13.6)	(141.5)	(92.5)

Financing Activities:

Issuance on notes payable	—	—	5.0	—	5.0
Restricted cash	—	—	(5.0)	—	(5.0)
Issuance of debt	196.7	—	—	—	196.7
Payment of deferred financing costs	(9.3)	—	—	—	(9.3)
Repayment of debt	—	(216.8)	—	—	(216.8)
Loan from parent/subsidiary	(116.9)	—	(30.0)	146.9	—
Net purchases of common stock	(0.3)	—	—	—	(0.3)
Contributions by parents	—	—	5.4	(5.4)	—
Contributions by minority owners	—	—	3.6	—	3.6

Cash flow provided by (used in) financing activities from continuing operations	70.2	(216.8)	(21.0)	141.5	(26.1)

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Increase (decrease) in cash and cash equivalents	—	63.5	(5.6)	—	57.9
Cash and cash equivalents, beginning of period	—	32.6	39.1	—	71.7

Cash and cash equivalents, end of period	$—	$96.1	$33.5	$—	$129.6

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

As part of the strategic initiatives, during the third quarter we eliminated approximately 200 management and administrative positions, closed 65 stores and began to liquidate inventory in our Payless and Parade stores identified for closing. During the third quarter, we recorded $7.3 million in restructuring charges ($3.9 million relating to continuing operations and $3.4 million relating to discontinued operations) primarily related to employee severance costs, contract termination costs and a reduction of the carrying value of our assets in Peru. This is in addition to a non-cash restructuring charge of $36.7 million recorded in the second quarter related to the impairment of the assets associated with Chile, Peru, Parade and the approximately 260 Payless stores to be closed. If the $36.7 million second quarter charge, $13.7 million related to continuing operations and $23.0 million related to discontinued operations.

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

For the third quarter of 2004, total sales decreased 2.6 percent, or $18.0 million, to $661.4 million as compared to the third quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, decreased 2.8 percent. Gross margin was 30.4 percent of sales in the current year’s third quarter, versus 27.6 percent in the prior year’s third quarter. For the first nine months of 2004, total sales increased 0.2 percent, or $4.6 million, to $2,049.3 as compared to the first nine months of 2003. Same-store sales decreased 0.3 percent. Gross margin was 31.1 percent of sales in the first nine months of 2004, versus 28.6 percent in the same period in 2003. The competitive environment in the third quarter remained highly promotional, a continuation of the environment that developed in the second quarter. During August and September we continued to be less promotional than the prior year in order to protect our gross margins. Sales during the month of October benefited from an increase in markdowns and a higher level of advertising than the prior two months.

Our cash and cash equivalents balance at the end of the 2004 third quarter was $216.2 million, an increase of $79.5 million from the end of 2003 and $86.6 million over the 2003 third quarter. Total inventories at the end of the 2004 third quarter were $361.7 million, a reduction of $30.1 million from the 2003 third quarter. Inventory per store declined by 7 percent on a cost basis and 9 percent on a footwear unit basis over the same period.

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

NET EARNINGS

We posted net earnings of $6.6 million in the third quarter of 2004 compared with a net loss of $2.2 million in the third quarter of 2003. For the first nine months of 2004 net earnings were $24.5 million compared with $17.1 million in the 2003 period.

The following table presents the components of costs and expenses, as a percent of revenues, for the third quarter and first nine months of 2004 and 2003.

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Cost of sales	69.6%	72.4%	68.9%	71.4%

Selling, general and administrative expense	26.6	26.6	26.6	26.0

Restructuring charges	0.6	—	0.9	—

Operating profit from continuing operations	3.3	0.9	3.6	2.6

Interest expense, net	0.7	0.7	0.6	0.6

Earnings from continuing operations before income taxes and minority interest	2.6	0.2	3.0	2.0

Effective income tax rate*	28.5%	21.4%	24.8%	34.6%

Earnings from continuing operations before minority interest	1.9	0.2	2.2	1.3

Minority interest	—	0.1	0.2	0.1

Net earnings from continuing operations	1.9%	0.3%	2.4%	1.4%

*	Percent of pre-tax earnings (loss)

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

Sales percent increases (decreases) are as follows:

	Third Quarter		First Nine Months
	2004	2003	2004	2003
Net Sales	(2.6)%	(0.3)%	0.2%	(3.3)%
Same-store Sales	(2.8)	(1.1)	(0.3)	(4.0)
Average selling price per unit	9.0	(0.2)	8.4	2.4
Unit volume	(11.5)	0.3	(7.8)	(5.1)
Footwear average selling price per unit	9.9	(5.2)	5.4	1.0
Footwear unit volume	(12.4)%	4.3%	(5.4)%	(5.2)%

Net sales for the 2004 third quarter totaled $661.4 million compared with $679.4 million in the 2003 third quarter. Net sales and same-store sales decreased in the third quarter of 2004 from 2003 primarily due to a difficult competitive environment combined with our strategy to be less promotional than last year in order to protect our gross margins, particularly in the first two months of the quarter.

Net sales for the first nine months of 2004 were up slightly compared with the 2003 period. In the first nine months of 2004, net sales totaled $2,049.3 million compared with $2,044.7 million in the first nine months of 2003.

COST OF SALES

Cost of sales includes cost of merchandise sold, buying and occupancy costs and markdowns incurred to liquidate inventory in stores associated with the restructuring. Cost of sales was $460.3 million in the 2004 third quarter, down 6.5 percent from $492.1 million in the 2003 third quarter. For the first nine months of 2004, cost of sales was $1,411.9 million, down 3.3 percent from $1,460.3 million in 2003.

As a percentage of net sales, cost of sales was 69.6 percent in the third quarter of 2004, compared with 72.4 percent in the third quarter of 2003. As a percentage of net sales, cost of sales was 68.9 percent in the first nine months of 2004, compared with 71.4 percent in the first nine months of 2003. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial markups and fewer markdowns relative to the same period last year.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $175.7 million in the third quarter of 2004, a decrease of 2.9 percent from $181.0 million in the third quarter of 2003. For the first nine months of 2004, selling, general and administrative expenses were $545.6 million, an increase of 2.7 percent from $531.4 million in the 2003 period.

As a percentage of net sales, selling, general and administrative expenses were 26.6 percent during the third quarter of 2004 compared with 26.6 percent in the third quarter of 2003. For the first nine months of 2004, selling, general and administrative expenses as a percentage of net sales were 26.6 percent compared with 26.0 percent in the 2003 period.

The decrease in the third quarter of 2004 was primarily the result of a $4.1 million decrease in advertising expense, as well as lower expenses for payroll and supplies, offset by increased bonus and professional service costs and negative leverage due to lower same-store sales. The increase in the first nine months of 2004 was primarily the result of $13.0 million of additional payroll and payroll-related costs, $4.5 million in increased worker’s compensation insurance costs, and $6.6 million in increased professional services related to the proxy contest and Sarbanes-Oxley compliance, partially offset by $2.2 million in decreased medical insurance costs and the write-off of $3.1 million in debt costs in conjunction with our debt restructuring during the 2003 period.

RESTRUCTURING CHARGES

The $7.3 million restructuring charge ($3.9 million relating to continuing operations and $3.4 million relating to discontinued operations) primarily relates to employee severance costs, contract termination costs and a reduction in the carrying value of assets for our Peruvian operations. The third quarter charges are in addition to the $36.7 million non-cash restructuring charge recorded in the second quarter related to the impairment of long-lived assets associated with Chile, Peru, Parade and the approximately 260 Payless stores to be closed. Of the $36.7 million charge, $13.7 million related to continuing operations and $23.0 million related to discontinued operations.

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

EFFECTIVE INCOME TAX RATE

Our effective income tax rate was 28.5 percent in the third quarter and 24.8 percent for the first nine months of 2004. The effective income tax rate of 28.5 percent for the third quarter includes an adjustment to reflect an effective tax rate of 24.8 percent for the first nine months of the year. We anticipate a tax benefit at the rate of 24.8 percent for the full fiscal year 2004. Our effective income tax rate was 21.4 percent in the third quarter and 34.6 percent for the first nine months of 2003.

MINORITY INTEREST, NET OF TAX

Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations.

LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2004 with a cash balance of $216.2 million, an increase of $86.6 million over the 2003 third quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.

Cash Flow Provided by Operating Activities

Cash flow provided by operations was $158.2 million in the first nine months of 2004, compared with $176.8 million in the 2003 period. As a percentage of net sales, cash flow from operations was 7.7 percent in the first nine months of 2004, compared with 8.6 percent in the same period in 2003. The significant changes in cash flow during the first nine months of 2004 as compared with the 2003 period are as follows: higher net earnings (excluding $12.0 million in non-cash restructuring charges for continuing operations); inventory decreased by $15.7 million in 2004 compared to $44.7 million in 2003 for a net cash outflow of $29.0 million due primarily to lower inventory levels at the beginning of 2004 compared to 2003; accounts payable decreased $23.7 million in 2004 compared to a $26.1 million increase in 2003 for a net cash outflow of $49.8 million; and accrued expenses increased $41.0 million in 2004 compared to $9.6 million in 2003 for a net cash inflow of $31.4 million due primarily to accrued income taxes, accrued payroll-related costs, accrued insurance costs and accrued restructuring charges.

Cash Flow Used in Investing Activities

In the first nine months of 2004, our capital expenditures totaled $82.0 million, compared with $83.5 million for the same period in 2003. We estimate that capital expenditures for the remainder of the year will be approximately $32 million, including $0.6 million to be contributed by our joint venture partners in the Central American and South American Regions. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance all of these expenditures.

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

As of October 30, 2004, no amounts were drawn against our $200 million revolving credit facility. The availability under the New Facility has been reduced, however, by $17.4 million in outstanding letters of credit. As a result of the restatement discussed in Note 3 to the condensed consolidated financial statements, our operating lease obligations as of October 30, 2004, are as follows:

(dollars in millions)
Payments Due by Period	Operating lease obligations

Remainder of Year	$69.4
1-3 Years	467.7
3-5 Years	353.9
More than Five Years	338.4

Total	$1,229.4

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2004. With the exception of restructuring and restatement related obligations previously discussed, there have been no significant developments with respect to our contractual obligations since January 31, 2004.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

	October 30, 2004	November 1, 2003	January 31, 2004
Current Ratio	2.4	2.3	2.3
Debt-Capitalization Ratio*	26.1%	27.8%	28.2%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 67.0%, 67.1% and 66.8% respectively, for the periods referred to above.

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

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended October 30, 2004, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
	Total Number of		Purchased as Part of	Shares that May Yet Be
	Shares Purchased (1)	Average Price Paid	Publicly Announced	Purchased Under the Plans or
Period	(in Thousands)	per Share	Plans or Programs (2)	Programs (in Millions) (3)
08/01/04 – 08/28/04	7	$10.75	0	$248.2
08/29/04 – 10/01/04	5	10.96	0	248.2
10/02/04 – 10/30/04	5	10.17	0	248.2
Total	17	$10.64	0	$248.2

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