Form 10-Q
period 2005-04-30
PAYLESS SHOESOURCE INC /DE/
filed 2005-06-08
CIK 1060232

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended April 30, 2005

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
67,387,723 shares as of June 3, 2005

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(dollars in millions)

	April 30,	May 1,	January 29,
	2005	2004	2005
ASSETS

Current Assets:
Cash and cash equivalents	$303.3	$121.3	$289.6
Marketable securities, available for sale	—	4.0	5.0
Restricted cash	2.0	33.5	3.0
Inventories	383.9	422.2	345.3
Current deferred income taxes	20.9	16.7	21.9
Other current assets	56.9	64.9	56.6
Current assets of discontinued operations	4.8	27.4	8.5

Total current assets	771.8	690.0	729.9

Property and Equipment:
Land	8.3	8.0	8.0
Buildings and leasehold improvements	662.8	682.5	673.3
Furniture, fixtures and equipment	522.8	504.2	509.8
Property under capital leases	3.8	4.6	3.8

Total property and equipment	1,197.7	1,199.3	1,194.9
Accumulated depreciation and amortization	(785.8)	(777.4)	(772.6)

Property and equipment, net	411.9	421.9	422.3

Favorable leases, net	20.8	26.9	21.7
Deferred income taxes	35.6	33.7	36.4
Goodwill	5.9	5.9	5.9
Other assets	23.1	21.7	23.5
Noncurrent assets of discontinued operations	—	28.2	0.1

Total Assets	$1,269.1	$1,228.3	$1,239.8

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of debt	$1.5	$0.9	$0.3
Notes payable	2.0	33.5	3.0
Accounts payable	169.8	126.5	160.3
Accrued expenses	158.2	140.1	159.7
Current liabilities of discontinued operations	5.0	6.0	15.0

Total current liabilities	336.5	307.0	338.3

Long-term debt	204.3	202.6	204.3
Other liabilities	95.8	85.8	93.6
Noncurrent liabilities of discontinued operations	—	4.7	—
Minority interest	8.6	13.1	8.6
Commitments and contingencies	—	—	—
Total shareowners’ equity	623.9	615.1	595.0

Total Liabilities and Shareowners’ Equity	$1,269.1	$1,228.3	$1,239.8

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(dollars and shares in millions, except per share )

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Net sales	$695.2	$692.3

Cost of sales	450.8	475.5

Gross margin	244.4	216.8

Selling, general and administrative expenses	196.7	188.4

Restructuring charges	0.7	—

Operating profit from continuing operations	47.0	28.4

Interest expense	4.9	5.4

Interest income	(1.7)	(1.0)

Earnings from continuing operations before income taxes and minority interest	43.8	24.0

Provision for income taxes	12.5	8.0

Earnings from continuing operations before minority interest	31.3	16.0

Minority interest, net of income taxes	0.4	1.9

Net earnings from continuing operations	31.7	17.9

Loss from discontinued operations, net of income taxes and minority interest	(1.5)	(3.8)

Net earnings	$30.2	$14.1

Diluted earnings per share

Earnings from continuing operations	$0.47	$0.26
Loss from discontinued operations	(0.02)	(0.05)

Diluted earnings per share	$0.45	$0.21

Basic earnings per share

Earnings from continuing operations	$0.47	$0.26
Loss from discontinued operations	(0.02)	(0.05)

Basic earnings per share	$0.45	$0.21

Diluted Weighted Average Shares Outstanding	67.2	68.0

Basic Weighted Average Shares Outstanding	67.1	67.9

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in millions)

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Operating Activities:
Net earnings	$30.2	$14.1
Loss from discontinued operation, net of income taxes and minority interest	(1.5)	(3.8)

Net earnings from continuing operations	31.7	17.9

Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	2.4	2.8
Depreciation and amortization	23.0	24.6
Amortization of deferred financing costs	0.3	0.2
Amortization of unearned restricted stock	0.2	0.2
Deferred income taxes	1.7	(0.8)
Minority interest, net of income taxes	(0.4)	(1.9)
Changes in working capital:
Inventories	(38.7)	(48.0)
Other current assets	(1.2)	(4.1)
Accounts payable	8.3	(3.0)
Accrued expenses	(1.5)	16.3
Other assets and liabilities, net	2.4	6.9
Net cash used in discontinued operations	(7.7)	(5.5)

Cash flow provided by operating activities	20.5	5.6

Investing Activities:
Capital expenditures	(13.8)	(26.2)
Purchases of marketable securities	—	(4.0)
Sales of marketable securities	5.0	10.0

Cash flow used in investing activities	(8.8)	(20.2)

Financing Activities:
Repayment of notes payable	(1.0)	—
Restricted cash	1.0	—
Issuance of debt	1.2	—
Payment of deferred financing costs	—	(0.1)
Repayment of debt	—	(0.3)
Issuances of common stock	0.7	0.3
Purchases of common stock	(2.1)	(0.7)
Contributions by minority owners	0.2	—

Cash flow used in financing activities	—	(0.8)

Effect of exchange rate changes on cash	2.0	—

Increase (decrease) in cash and cash equivalents	13.7	(15.4)
Cash and cash equivalents, beginning of year	289.6	136.7

Cash and cash equivalents, end of period	$303.3	$121.3

Cash paid (received) during the period for:

Interest	$9.3	$9.8
Income taxes	$5.3	$(0.3)

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 33-66) in the Company’s 2004 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The reporting period for operations in the Central American and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The Company also has a 60-percent ownership interest in a Japanese joint venture. Japanese operations are reported on a December 31 year-end. The effects of the one-month lag for the operations in the Central and South American Regions and Japan are not significant to the Company’s financial position and results of operations. The results for the thirteen week period ended April 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 28, 2006.

NOTE 2. RESTRUCTURING CHARGES. During the second quarter of 2004, the Company initiated a restructuring plan to build long-term shareowner value. The Company has substantially completed the restructuring, which included: 1) closing all Parade stores, 2) sale of Chile and Peru entities, 3) closing of 264 Payless ShoeSource stores, 4) ceasing all wholesale businesses with no significant growth opportunity and 5) eliminating approximately 200 management and administrative positions.

As part of the restructuring, during the first quarter of 2005 the Company recorded a charge of $2.9 million ($0.7 million relating to continuing operations and $2.2 million relating to discontinued operations) primarily related to contract termination costs in excess of original estimates.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Parade, Peru, Chile and 26 Payless ShoeSource stores have been classified as discontinued operations in the Company’s condensed consolidated statements of earnings.

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

The significant components of the restructuring charge incurred during the first quarter of 2005, and the status of the restructuring-related liabilities, which are included in accrued expenses ($4.9 million) and current liabilities of discontinued operations ($4.7 million) in the condensed consolidated balance sheets, are summarized below:

		Accrual Balance as of				Accrual Balance
	Total Charges to	January 29,	2005 Charges			as of
(dollars in millions)	Date	2005	Costs Incurred	Accrual Adjustments	Cash Payments	April 30, 2005

Asset impairments and net disposal losses	$34.7	$—	$—	$—	$—	$—
Employee severance costs	9.4	4.2	—	0.1	(1.8)	2.5
Contract termination costs	23.5	17.6	—	2.2	(12.7)	7.1
Other exit costs	3.2	—	0.6	—	(0.6)	—

Total	$70.8	$21.8	$0.6	$2.3	$(15.1)	$9.6

The Company expects that the payments of employee severance costs will be substantially completed by June 2007. The remaining contract termination obligations primarily relate to lease obligations for vacant space (certain lease terms extending through November 2013) resulting from the store closings.

The Payless and Parade stores located in Chile, Peru, Puerto Rico and Canada are components of the Payless International Segment. The Parade and Payless stores located in the United States are components of the Payless Domestic segment. The entire 2005 first quarter charge related to the Payless Domestic segment.

NOTE 3. DISCONTINUED OPERATIONS. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results for the thirteen weeks ended April 30, 2005 and May 1, 2004 of operations for Parade, Peru, Chile and 26 Payless closed stores are presented as discontinued operations. The following is a summary of these results by segment:

Thirteen Weeks Ended April 30, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$—	$—	$—

Loss from discontinued operations before income taxes	(2.5)	—	(2.5)

Benefit for income taxes	(1.0)	—	(1.0)

Loss from discontinued operations, net of income taxes	$(1.5)	$—	$(1.5)

Thirteen Weeks Ended May 1, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$27.1	$2.5	$29.6

Loss from discontinued operations before income taxes and minority interest	(4.4)	(1.7)	(6.1)

(Benefit) provision for income taxes	(1.8)	0.2	(1.6)

Loss from discontinued operations before minority interest	(2.6)	(1.9)	(4.5)

Minority interest, net of income taxes	—	0.7	0.7

Loss from discontinued operations, net of income taxes and minority interest	$(2.6)	$(1.2)	$(3.8)

Additionally, the condensed consolidated balance sheets include the assets of Parade, Peru, Chile and the 26 Payless closed stores presented as discontinued operations. As of April 30, 2005, May 1, 2004 and January 29, 2005, the current and non-current assets and liabilities of discontinued operations by financial reporting segment were as follows:

April 30, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Current deferred income taxes	$4.2	—	$4.2
Other current assets	0.6	—	0.6

Total current assets of discontinued operations	$4.8	$—	$4.8

Liabilities
Current liabilities:
Accounts payable	$0.3	$—	$0.3
Accrued expenses	4.7	—	4.7

Total current liabilities of discontinued operations	$5.0	$—	$5.0

May 1, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.2	$1.0	$1.2
Inventories	19.3	2.9	22.2
Current deferred income taxes	0.2	—	0.2
Other current assets	2.5	1.3	3.8

Total current assets of discontinued operations	$22.2	$5.2	$27.4

Property and equipment, net	$15.7	$6.7	$22.4
Favorable leases, net	0.4	—	0.4
Deferred income taxes	2.4	—	2.4
Other assets	0.1	2.9	3.0

Total non-current assets of discontinued operations	$18.6	$9.6	$28.2

Liabilities
Current liabilities:
Accounts payable	$2.6	$1.2	$3.8
Accrued expenses	1.9	0.3	2.2

Total current liabilities of discontinued operations	$4.5	$1.5	$6.0

Other liabilities	$4.7	$—	$4.7

Total non-current liabilities of discontinued operations	$4.7	$—	$4.7

January 29, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Current deferred income taxes	$5.6	$—	$5.6
Other current assets	2.9	—	2.9

Total current assets of discontinued operations	$8.5	$—	$8.5

Other assets	0.1	—	0.1

Total non-current assets of discontinued operations	$0.1	$—	$0.1

Liabilities
Current liabilities:
Accounts payable	$0.2	$—	$0.2
Accrued expenses	14.8	—	14.8

Total current liabilities of discontinued operations	$15.0	$—	$15.0

NOTE 4. STOCK-BASED COMPENSATION. The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant.

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

(dollars in millions, except per share amounts)

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Net earnings:
As reported	$30.2	$14.1
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	0.8	0.5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	1.1	1.2

Pro forma	$29.9	$13.4

Diluted earnings per share:
As reported	$0.45	$0.21
Pro forma	$0.45	$0.20
Basic earnings per share:
As reported	$0.45	$0.21
Pro forma	$0.45	$0.20

NOTE 5. INVENTORIES. Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $17.1 million, $13.5 million and $18.8 million are included in inventories in the condensed consolidated balance sheets at April 30, 2005, May 1, 2004, and January 29, 2005, respectively.

NOTE 6. INTANGIBLES. SFAS No. 142, “Goodwill and Other Intangible Assets” requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. No impairment loss was recorded during the first quarter of 2005 or 2004 related to goodwill.

Favorable leases subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	April 30, 2005	May 1, 2004	January 29, 2005

Gross carrying amount	$77.4	$84.8	$78.2
Less: accumulated amortization	(56.6)	(57.9)	(56.5)

Carrying amount, end of period	$20.8	$26.9	$21.7

Amortization expense on favorable leases was as follows:

(dollars in millions)

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Amortization expense on favorable leases	$0.9	$1.1

The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount

Remainder of 2005	$2.6
2006	3.2
2007	2.7
2008	2.4
2009	2.1

NOTE 7. LONG-TERM DEBT AND LINE OF CREDIT. In January 2004, the Company replaced its $150 million senior secured revolving credit facility (the “Old Facility”) with a new $200 million senior secured revolving credit facility (the “New Facility”). Funds borrowed under the New Facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the New Facility, subject to a sufficient borrowing base. The New Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.25 percent to 2.0 percent, or the base rate as defined in the agreement governing the New Facility. The margin on the New Facility varies based upon certain borrowing levels specified in the agreement governing the New Facility. The variable interest rate including the applicable variable margin at April 30, 2005, was 4.5 percent. A monthly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The New Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the New Facility as of April 30, 2005. Based on its borrowing base, the Company may borrow up to $200.0 million under its New Facility, less $19.7 million in outstanding letters of credit as of April 30, 2005.

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of April 30, 2005, the Company was in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of the Company’s Old Facility. As of April 30, 2005, the fair value of the Notes was $206.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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

The components of net periodic benefit costs for the plan were:

(dollars in millions)

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Components of pension expense:
Service cost	$0.2	$0.2
Interest cost	0.3	0.3
Amortization of prior service cost	—	0.1
Amortization of actuarial loss	0.1	0.1

Total	$0.6	$0.7

NOTE 9. INCOME TAXES. The Company’s effective income tax rate on continuing operations was 28.6 percent during the first quarter of 2005, including the benefit of released tax reserves relating to favorable income tax audit settlements of $2.7 million. In total for fiscal 2005, the effective income tax rate is expected to be approximately 35 percent, exclusive of the reserve release which was discreet to the first quarter. The Company’s effective income tax rate on continuing operations was 33.3 percent in the first quarter of 2004.

NOTE 10. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

(dollars in millions)

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Net earnings	$30.2	$14.1
Other comprehensive loss:
Foreign currency translation adjustments	(0.1)	(3.3)

Total other comprehensive loss	(0.1)	(3.3)

Total comprehensive income	$30.1	$10.8

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

NOTE 11. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and unearned restricted stock. The calculation of diluted earnings per share for the thirteen-weeks ended April 30, 2005, and May 1, 2004, excludes the impact of 7,078,924 and 7,777,763 stock options, respectively, because to include them would be anti-dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations:

(dollars and shares in millions, except per share )

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Diluted Computation:
Net earnings from continuing operations	$31.7	$17.9
Weighted average common shares outstanding	67.1	67.9
Net effect of dilutive stock options and unearned restricted stock based on the treasury stock method	0.1	0.1

Outstanding shares for diluted earnings per share	67.2	68.0

Diluted earnings per share from continuing operations	$0.47	$0.26

Basic Computation:
Net earnings from continuing operations	$31.7	$17.9
Weighted average common shares outstanding	67.1	67.9

Basic earnings per share from continuing operations	$0.47	$0.26

NOTE 12. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands and operations in Japan. The Company’s operations in its Central American Region, its South American Region and Japan are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $4.4 million during the first quarter of 2005 and $3.6 million during the same period in 2004. The Company’s reporting period for its operations in the South American Region, the Central American Region and Japan is a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

(dollars in millions)

	Payless Domestic	Payless International	Payless Consolidated
Thirteen weeks ended April 30, 2005
Revenues from external customers	$615.0	$80.2	$695.2
Operating profit from continuing operations	43.6	3.4	47.0
Total assets	1,111.3	157.8	1,269.1

Thirteen weeks ended May 1, 2004

Revenues from external customers	$622.2	$70.1	$692.3
Operating profit from continuing operations	25.7	2.7	28.4
Total assets	1,004.3	224.0	1,228.3

Total assets for the Payless Domestic segment include $5.9 million in goodwill as of April 30, 2005, and May 1, 2004.

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

NOTE 15. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN47”). FIN47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and addresses the diverse accounting practices that have developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. In addition, FIN47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN47 is effective no later than the end of fiscal year ending January 28, 2006. The Company is currently evaluating the impact of FIN47 on its financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 was issued primarily to improve the comparability of accounting for exchanges of nonmonetary assets with the International Accounting Standards Board. SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. APB Opinion No. 29 included some exceptions to measuring exchanges at fair value. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, though early adoption is encouraged. The application of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial statements.

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
SFAS 123(R) is effective for the first interim reporting period of the Company’s 2006 fiscal year. The Company is in the process of evaluating the statement’s impact on its consolidated financial statements.

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

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The FASB issued FASB Staff Position 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. On May 25, 2005, the Company repatriated $25 million pursuant to the act. As of April 30, 2005, the Company anticipates that it will repatriate between $45 million and $65 million pursuant to the Act.

NOTE 16. SUBSEQUENT EVENT. On May 26, 2005, the Company announced a CEO succession plan and entered into a letter agreement with its Chief Executive Officer, Steven J. Douglass, confirming certain matters with respect to Mr. Douglass’ separation from the Company when his successor commences employment. The letter agreement serves as Mr. Douglass’ notice of resignation upon his separation from all director, officer and employee positions that he holds with the Company, its subsidiaries and its affiliates. The Company expects to record a second quarter pre-tax charge that is currently estimated to be approximately $7 million in connection with its obligations under a previous employment agreement with the company.

NOTE 17. SUBSIDIARY GUARANTORS OF SENIOR NOTES – CONDENSED CONSOLIDATING FINANCIAL INFORMATION. The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.

The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings (loss) and cash flows for Payless ShoeSource, Inc., a Delaware corporation (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and the Company for the thirteen-week periods ended April 30, 2005, and May 1, 2004, and the related condensed consolidating balanced sheets as of April 30, 2005, May 1, 2004, and January 29, 2005. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.

The Non-guarantor Subsidiaries are made up of the Company’s retail operations in the Central American and South American Regions, Canada, Saipan, Puerto Rico and Japan and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. The operations in the Central American and South American Regions use a December 31 year-end. Operations in the Central American Region, the South American Region and Japan are included in our results on a one-month lag relative to results from other regions. The effect of this one-month lag on our financial position and results of operations is not significant.

Under the indenture governing the Notes, the Company’s subsidiaries in Singapore and Japan are designated as unrestricted. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant.

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of April 30, 2005

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$229.9	$73.4	$—	$303.3
Restricted cash	—	—	2.0	—	2.0
Inventories	—	304.8	84.1	(5.0)	383.9
Current deferred income taxes	—	20.9	—	—	20.9
Other current assets	26.3	51.8	50.7	(71.9)	56.9
Current assets of discontinued operations	—	4.8	—	—	4.8

Total current assets	26.3	612.2	210.2	(76.9)	771.8

Property and Equipment:
Land	—	8.3	—	—	8.3
Buildings and leasehold improvements	—	586.3	76.5	—	662.8
Furniture, fixtures and equipment	—	461.7	61.1	—	522.8
Property under capital leases	—	3.8	—	—	3.8

Total property and equipment	—	1,060.1	137.6	—	1,197.7
Accumulated depreciation and amortization	—	(715.8)	(70.0)	—	(785.8)

Property and equipment, net	—	344.3	67.6	—	411.9

Favorable leases, net	—	20.8	—	—	20.8
Deferred income taxes	—	24.4	11.2	—	35.6
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,090.1	468.2	1.8	(1,537.0)	23.1

Total assets	$1,116.4	$1,475.8	$290.8	$(1,613.9)	$1,269.1

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$1.2	$—	$1.5
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	151.6	61.8	(43.6)	169.8
Accrued expenses	10.8	159.9	20.8	(33.3)	158.2
Current liabilities of discontinued operations	—	5.0	—	—	5.0

Total current liabilities	10.8	316.8	85.8	(76.9)	336.5

Long-term debt	480.2	0.8	6.4	(283.1)	204.3
Other liabilities	1.5	82.2	19.9	(7.8)	95.8
Minority interest	—	—	8.6	—	8.6
Total shareowners’ equity	623.9	1,076.0	170.1	(1,246.1)	623.9

Total liabilities and shareowners’ equity	$1,116.4	$1,475.8	$290.8	$(1,613.9)	$1,269.1

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

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 29, 2005

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$210.8	$78.8	$—	$289.6
Marketable securities, available for sale	—	5.0	—	—	5.0
Restricted cash	—	—	3.0	—	3.0
Inventories	—	277.1	71.0	(2.8)	345.3
Current deferred income taxes	—	21.9	—	—	21.9
Other current assets	16.8	50.6	50.1	(60.9)	56.6
Current assets of discontinued operations	—	8.5	—	—	8.5

Total current assets	16.8	573.9	202.9	(63.7)	729.9

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	597.1	76.2	—	673.3
Furniture, fixtures and equipment	—	450.4	59.4	—	509.8
Property under capital leases	—	3.8	—	—	3.8

Total property and equipment	—	1,059.3	135.6	—	1,194.9
Accumulated depreciation and amortization	—	(705.7)	(66.9)	—	(772.6)

Property and equipment, net	—	353.6	68.7	—	422.3

Favorable leases, net	—	21.7	—	—	21.7
Deferred income taxes	—	25.1	11.3	—	36.4
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,067.1	448.5	1.9	(1,494.0)	23.5
Non-current assets of discontinued operations	—	0.1	—	—	0.1

Total assets	$1,083.9	$1,428.8	$284.8	$(1,557.7)	$1,239.8

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Notes payable	—	—	3.0	—	3.0
Accounts payable	—	130.6	68.8	(39.1)	160.3
Accrued expenses	7.2	156.9	20.2	(24.6)	159.7
Current liabilities of discontinued operations	—	15.0	—	—	15.0

Total current liabilities	7.2	302.8	92.0	(63.7)	338.3

Long-term debt	480.2	0.9	6.4	(283.2)	204.3
Other liabilities	1.5	82.8	13.7	(4.4)	93.6
Minority interest	—	—	8.6	—	8.6
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	595.0	1,042.3	164.1	(1,206.4)	595.0

Total liabilities and shareowners’ equity	$1,083.9	$1,428.8	$284.8	$(1,557.7)	$1,239.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
For the Thirteen Weeks Ended April 30, 2005

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$643.0	$164.6	$(112.4)	$695.2
Cost of sales	—	427.3	133.4	(109.9)	450.8

Gross Margin	—	215.7	31.2	(2.5)	244.4
Selling, general and administrative expense	0.6	173.4	25.2	(2.5)	196.7
Restructuring charges	—	0.7	—	—	0.7

Operating (loss) profit from continuing operations	(0.6)	41.6	6.0	—	47.0
Interest expense	7.3	0.3	0.5	(3.2)	4.9
Interest income	—	(4.4)	(0.5)	3.2	(1.7)
Equity in (earnings) loss of subsidiaries	(35.3)	(6.1)	—	41.4	—

Earnings (loss) from continuing operations before income taxes and minority interest	27.4	51.8	6.0	(41.4)	43.8
(Benefit) provision for income taxes	(2.8)	15.0	0.3	—	12.5

Earnings (loss) from continuing operations before minority interest	30.2	36.8	5.7	(41.4)	31.3
Minority interest, net of income tax	—	—	0.4	—	0.4

Net earnings (loss) from continuing operations	30.2	36.8	6.1	(41.4)	31.7
Loss from discontinued operations, net of income taxes and minority interest	—	(1.5)	—	—	(1.5)

Net earnings (loss)	$30.2	$35.3	$6.1	$(41.4)	$30.2

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
For the Thirteen Weeks Ended May 1, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$651.4	$161.5	$(120.6)	$692.3
Cost of sales	—	457.1	136.8	(118.4)	475.5

Gross margin	—	194.3	24.7	(2.2)	216.8
Selling, general and administrative expense	0.5	167.9	22.2	(2.2)	188.4
Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(0.5)	26.4	2.5	—	28.4
Interest expense	6.2	0.3	1.1	(2.2)	5.4
Interest income	—	(2.3)	(0.9)	2.2	(1.0)
Equity in (earnings) loss of subsidiaries	(18.4)	(3.2)	—	21.6	—

Earnings (loss) from continuing operations before income taxes and minority interest	11.7	31.6	2.3	(21.6)	24.0
(Benefit) provision for income taxes	(2.4)	10.6	(0.2)	—	8.0

Earnings (loss) from continuing operations before minority interest	14.1	21.0	2.5	(21.6)	16.0
Minority interest, net of income tax	—	—	1.9	—	1.9

Net earnings (loss) from continuing operations	14.1	21.0	4.4	(21.6)	17.9
Loss from discontinued operations, net of income taxes and minority interest	—	(2.6)	(1.2)	—	(3.8)

Net earnings (loss)	$14.1	$18.4	$3.2	$(21.6)	$14.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirteen Weeks Ended April 30, 2005

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$30.2	$35.3	$6.1	$(41.4)	$30.2
Loss from discontinued operations, net of income taxes and minority interest	—	(1.5)	—	—	(1.5)

Net earnings from continuing operations	30.2	36.8	6.1	(41.4)	31.7
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	2.3	0.1	—	2.4
Depreciation and amortization	—	21.7	1.3	—	23.0
Amortization of deferred financing costs	—	0.3	—	—	0.3
Amortization of unearned restricted stock	0.2	—	—	—	0.2
Deferred income taxes	—	1.7	—	—	1.7
Minority interest, net of tax	—	—	(0.4)	—	(0.4)
Changes in working capital:
Inventories	—	(27.7)	(13.2)	2.2	(38.7)
Other current assets	(9.5)	(1.2)	(1.5)	11.0	(1.2)
Accounts payable	—	21.0	(8.2)	(4.5)	8.3
Accrued expenses	3.6	3.0	0.6	(8.7)	(1.5)
Other assets and liabilities, net	(23.1)	(22.3)	6.4	41.4	2.4
Net cash provided by (used in) discontinued operations	—	(7.7)	—	—	(7.7)

Cash flow provided by (used in) operating activities	1.4	27.9	(8.8)	—	20.5

Investing Activities:

Capital expenditures	—	(13.5)	(0.3)	—	(13.8)
Sales of marketable securities	—	5.0	—	—	5.0
Investment in subsidiaries	—	(0.3)	—	0.3	—

Cash flow used in investing activities from continuing operations	—	(8.8)	(0.3)	0.3	(8.8)

Financing Activities:

Repayment on notes payable	—	—	(1.0)	—	(1.0)
Restricted cash	—	—	1.0	—	1.0
Issuance of debt	—	—	1.2	—	1.2
Issuances of common stock	0.7	—	—	—	0.7
Purchases of common stock	(2.1)	—	—	—	(2.1)
Contributions by parents	—	—	0.3	(0.3)	—
Contributions by minority owners	—	—	0.2	—	0.2

Cash flow (used in) provided by financing activities from continuing operations	(1.4)	—	1.7	(0.3)	—

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Increase (decrease) in cash and cash equivalents	—	19.1	(5.4)	—	13.7
Cash and cash equivalents, beginning of period	—	210.8	78.8	—	289.6

Cash and cash equivalents, end of period	$—	$229.9	$73.4	$—	$303.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirteen Weeks Ended May 1, 2004

(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$14.1	$18.4	$3.2	$(21.6)	$14.1
Loss from discontinued operations, net of income taxes and minority interest	—	(2.6)	(1.2)	—	(3.8)

Net earnings from continuing operations	14.1	21.0	4.4	(21.6)	17.9
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	2.6	0.2	—	2.8
Depreciation and amortization	—	21.8	2.8	—	24.6
Amortization of deferred financing costs	—	0.2	—	—	0.2
Amortization of unearned restricted stock	0.2	—	—	—	0.2
Deferred income taxes	—	1.4	(2.2)	—	(0.8)
Minority interest, net of tax	—	—	(1.9)	—	(1.9)
Changes in working capital:
Inventories	—	(39.4)	(10.3)	1.7	(48.0)
Other current assets	(2.4)	16.8	(1.2)	(17.3)	(4.1)
Accounts payable	—	9.1	(36.0)	23.9	(3.0)
Accrued expenses	(4.6)	26.7	2.5	(8.3)	16.3
Other assets and liabilities, net	(6.8)	(15.6)	7.7	21.6	6.9
Net cash provided by (used in) discontinued operations	—	(5.7)	0.2	—	(5.5)

Cash flow provided by operating activities	0.5	38.9	(33.8)	—	5.6

Investing Activities:

Capital expenditures	—	(23.8)	(2.4)	—	(26.2)
Purchase of marketable securities	—	(4.0)	—	—	(4.0)
Sales of marketable securities	—	10.0	—	—	10.0
Investment in subsidiaries	—	—	—	—	—

Cash flow used in investing activities	—	(17.8)	(2.4)	—	(20.2)

Financing Activities:

Repayment on notes payable	—	—	—	—	—
Restricted cash	—	—	—	—	—
Issuance of debt	—	—	—	—	—
Payment of deferred financing costs	(0.1)	—	—	—	(0.1)
Repayment of debt	—	(0.3)	—	—	(0.3)
Issuances of common stock	0.3			—	0.3
Purchases of common stock	(0.7)	—	—	—	(0.7)
Contributions by parents	—	—	—	—	—
Contributions by minority owners	—	—	—	—	—

Cash flow used in financing activities	(0.5)	(0.3)	—	—	(0.8)

Effect of exchange rate changes on cash	—	—	—	—	—

Decrease in cash and cash equivalents	—	20.8	(36.2)	—	(15.4)
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$88.2	$33.1	$—	$121.3

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to such matters as anticipated financial performance, international expansion opportunities, consumer spending patterns, capital expenditure plans, business prospects, products, future store openings and closings, possible strategic initiatives and similar matters. Forward looking statements are identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words. A variety of known and unknown risks and uncertainties and other factors could cause actual results and expectations to differ materially from the anticipated results or expectations which include, but are not limited to: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the Company’s suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company has retail locations or otherwise does business; changes in trade, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in the value of the dollar relative to the Chinese yuan and other currencies. Please refer to the Company’s 2004 Annual Report on Form 10-K for the fiscal year ended January 29, 2005 for more information on these and other risk factors that could cause actual results to differ. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

During 2004, we substantially completed a series of strategic initiatives as part of a restructuring plan designed to sharpen our focus on our core business strategy, reduce expenses, accelerate decision-making, increase profitability, improve our operating margin and build value for shareowners over the long-term. The strategic initiatives included 1) closing all Parade stores and related operations, 2) the sale of Chile and Peru entities, 3) closing of approximately 260 Payless ShoeSource stores, 4) ceasing wholesale businesses with no significant growth opportunity and 5) eliminating approximately 200 management and administrative positions. As a result of the restructuring, we have reflected the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores as discontinued operations in the Condensed Consolidated Financial Statements. Unless otherwise noted, the amounts and discussions included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.

For the first quarter of 2005, total sales increased 0.4 percent, or $2.9 million, to $695.2 million as compared to the first quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, increased 2.7 percent. Gross margin was 35.1 percent of sales in the current year’s first quarter, versus 31.3 percent in the prior year’s first quarter. The improvement in gross margin resulted primarily from more favorable initial mark-on relative to last year and the positive leverage on occupancy costs due to increased sales. Inventory condition also continued to improve in the first quarter. We believe that inventory is currently in excellent condition, with a low level of aged merchandise. In total, Cost of Sales decreased by $24.7 million in the first quarter of 2005. The improvements in inventory condition in addition to other items relating to the costing of inventory represented approximately $12 million of the reduction in Cost of Sales in the first quarter and are unlikely to occur in this magnitude during future quarters.

Our cash and cash equivalents balance at the end of the 2005 first quarter was $303.3 million, an increase of $13.7 million from the end of 2004 and $182.0 million over the 2004 first quarter. Total inventories at the end of the 2005 first quarter were $383.9 million, a reduction of $38.3 million from the 2004 first quarter. Inventory per store declined by 5.6 percent on a cost basis and 6.3 percent on a footwear unit basis over the same period.

We are committed to serving the interest of our shareowners by building long-term value through consistent execution of our core business strategy: to be the Merchandise Authority in value-priced footwear and accessories. We will strive for continued improvements in operating results by:

•	Maintaining a singular focus on our core business, the Payless ShoeSource chain of family footwear stores;

•	Accelerating customer acceptance of the Merchandise Authority positioning in value-priced footwear and accessories, differentiating our product offering from other retailers;

•	Continuing our efforts to build select athletic and casual lifestyle brands that provide styling and quality to a broader audience of customers;

•	Refocusing our marketing efforts to build more customer traffic in the Payless stores and communicate our Merchandise Authority position more clearly;

•	Continuing to improve our information technology to manage inventory, pricing and store operations;

•	Continuing to pursue gross margin improvement relative to 2004;

•	Maintaining disciplined control of expenses; and,

•	Improving the in-store shopping experience.

REVIEW OF OPERATIONS

The following discussion summarizes the significant factors affecting operating results for the first quarter ended April 30, 2005 (2005) compared to May 1, 2004 (2004).

NET EARNINGS

We posted net earnings of $30.2 million in the first quarter of 2005 compared with net earnings of $14.1 million in the first quarter of 2004.

The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 2005 and 2004.

	First Quarter
	2005	2004
Cost of sales	64.9%	68.7%
Selling, general and administrative expense	28.3	27.2
Restructuring charges	0.1	—

Operating profit from continuing operations	6.7	4.1
Interest expense, net	0.4	0.6

Earnings from continuing operations before income taxes and minority interest	6.3	3.5
Effective income tax rate*	28.6%	33.3%

Earnings from continuing operations before minority interest	4.5	2.3
Minority interest	0.1	0.3

Earnings from continuing operations	4.6	2.6
Loss from discontinued operations, net of income taxes and minority interest	(0.3)	(0.6)

Net Earnings	4.3%	2.0%

* Percent of pre-tax earnings

NET SALES

Net sales are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its GAAP sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the first quarter of 2005 and 2004 exclude all stores in the South American and Central American Regions.

Sales percent increases (decreases) are as follows:

	First Quarter
	2005	2004
Net Sales	0.4%	3.7%
Same-store Sales	2.7	2.9
Average selling price per unit	5.4	7.5
Unit volume	(4.9)	(3.7)
Footwear average selling price per unit	2.8	0.4
Footwear unit volume	(1.4)%	2.5%

Net sales for the 2005 first quarter totaled $695.2 million compared with $692.3 million in the 2004 first quarter. Net sales increased, despite a reduction in 178 stores classified as continuing operations, and same-store sales increased in the first quarter of 2005 from 2004 primarily due to positive performance in branded athletics, particularly women’s, and women’s casual footwear. Our men’s and accessories businesses performed below expectations.

COST OF SALES

Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $450.8 million in the 2005 first quarter, down 5.2 percent from $475.5 million in the 2004 first quarter.

As a percentage of net sales, cost of sales was 64.9 percent in the first quarter of 2005, compared with 68.7 percent in the first quarter of 2004. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial mark-on relative to last year and the positive leverage on occupancy costs due to increased sales. Inventory condition also continued to improve in the first quarter. We believe that inventory is currently in excellent condition, with a low level of aged merchandise. In total, Cost of Sales decreased by $24.7 million in the first quarter of 2005. The improvements in inventory condition in addition to other items relating to the costing of inventory represented approximately $12 million of the reduction in Cost of Sales in the first quarter and are unlikely to occur in this magnitude during future quarters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $196.7 million in the first quarter of 2005, an increase of 4.4 percent from $188.4 million in the first quarter of 2004.

As a percentage of net sales, selling, general and administrative expenses were 28.3 percent during the first quarter of 2005 compared with 27.2 percent in the first quarter of 2004. The 2005 increase is the result of an additional $6.1 million in costs for employee incentive programs and $2.7 million in advertising expenses. These increases were partially offset by payroll costs that were $2.7 million below last year, reflecting reduced headcount.

On May 26, 2005, we announced a CEO succession plan and entered into a letter agreement with our Chief Executive Officer, Steven J. Douglass, confirming certain matters with respect to Mr. Douglass’ separation from the Company when his successor commences employment. The letter agreement serves as Mr. Douglass’ notice of resignation upon his separation from all director, officer and employee positions that he holds with the Company, its subsidiaries and its affiliates. We expect to record a second quarter pre-tax charge that is currently estimated to be approximately $7 million in connection with our obligations under a previous employment agreement with the company. This charge will be reflected in selling, general and administrative expenses in the second quarter of 2005.

RESTRUCTURING CHARGES

The Company recorded $2.9 million in restructuring charges during the quarter ($0.7 million related to continuing operations) primarily due to contract termination costs in excess of original estimates.

INTEREST EXPENSE, NET

Interest expense decreased from $5.4 million in the first quarter of 2004 to $4.9 million in the first quarter of 2005 due primarily to a reduction in demand notes payable. Interest income increased from $1.0 million in the first quarter of 2004 to $1.7 million in the first quarter of 2005 due primarily to an increase in cash and cash equivalents.

EFFECTIVE INCOME TAX RATE

The Company’s effective income tax rate on continuing operations was 28.6 percent during the first quarter of 2005, including the benefit of released tax reserves relating to favorable income tax audit settlements of $2.7 million. In total for fiscal 2005, the effective income tax rate is expected to be approximately 35 percent, exclusive of the reserve release which was discreet to the first quarter. The Company’s effective income tax rate on continuing operations was 33.3 percent in the first quarter of 2004.

MINORITY INTEREST, NET OF TAX

Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations.

LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2005 with a cash and cash equivalents balance of $303.3 million, an increase of $182.0 million over the 2004 first quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.

Cash Flow Provided by Operating Activities

Cash flow provided by operations was $20.5 million in the 2005 first quarter, compared with $5.6 million in the 2004 first quarter. As a percentage of net sales, cash flow from operations was 2.9 percent in the 2005 first quarter, compared with 0.8 percent in the same period in 2004. The significant changes in cash flow during the 2005 first quarter as compared with the 2004 period are due to higher net earnings and changes in inventory and accrued expenses.

Cash Flow Used in Investing Activities

In the 2005 first quarter, our capital expenditures totaled $13.8 million, compared with $26.2 million for the same period in 2004. We estimate that capital expenditures for the remainder of the year will be approximately $56.2 million. Total capital expenditures for 2005 are expected to be approximately $70 million, compared to approximately $105 million in 2004. This reduction in capital expenditures compared with recent years is consistent with our focus on execution of merchandise authority in our core business. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance all of these expenditures.

Cash Flow Provided by Financing Activities

In January 2004, we replaced our $150 million senior secured revolving credit facility (the “Old Facility”) with a new $200 million senior secured revolving credit facility (the “New Facility”). Funds borrowed under the New Facility are secured by domestic merchandise inventory and receivables. We may borrow up to $200 million through the New Facility, subject to a sufficient borrowing base. The New Facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the agreement governing the New Facility. The margin on the New Facility varies based upon certain borrowing levels specified in the agreement governing the New Facility. The variable interest rate at April 30, 2005, was 4.5 percent. A monthly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The New Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at our option. No amounts were drawn on the New Facility as of April 30, 2005. Based on our borrowing base, we may borrow up to $200.0 million under the New Facility, less $19.7 million in outstanding letters of credit as of April 30, 2005.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. As of April 30, 2005, the fair value of the Notes was $206.0 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage
2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

We have entered into $2.0 million of demand notes payable to efficiently finance our subsidiaries in the Central American Region. We maintain cash balances of $2.0 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average 6.75 percent. The certificates of deposit earn interest at a weighted average of 6.00 percent and are reflected as restricted cash in the accompanying condensed consolidated balance sheet.

Financial Commitments

For a discussion of our contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 29, 2005. There have been no significant developments with respect to our contractual obligations since January 29, 2005.

FINANCIAL CONDITION RATIOS

A summary of key financial information for the periods indicated is as follows:

	April 30, 2005	May 1, 2004	January 29, 2005
Current Ratio	2.3	2.2	2.2
Debt-Capitalization Ratio*	25.0%	27.8%	25.9%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 66.1%, 68.1% and 67.3% respectively, for the periods referred to above.

STORE ACTIVITY

As of April 30, 2005, we operated 4,646 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, and the Central and South American Regions. The following table presents the change in store count for the entire company for the first quarter of 2005 and 2004. We consider a store relocation to be both a store opening and a store closing.

	First Quarter
	2005	2004
Beginning of period	4,640	5,042
Stores opened	39	80
Stores closed	(33)	(56)

Ending store count	4,646	5,066

As of the end of the 2004 first quarter, we operated 4,824 stores classified as continuing operations.

As of April 30, 2005, we operated 147 stores in the Central America Region, 31 stores in the South America Region and 310 stores in Canada. We have entered into a joint venture agreement to operate Payless ShoeSource stores in Japan. We own 60 percent of the Japanese joint venture and, therefore, have consolidated the results of such operations in our financial statements. We opened the first test store in Japan during the fourth quarter of 2004. We will continue to evaluate the performance of this test store before considering any additional locations in Japan. We have curtailed any other expansion into new international markets to focus on our core business.

CRITICAL ACCOUNTING POLICIES

In preparing the condensed consolidated financial statements included in this Form 10-Q, management makes estimates and assumptions that affect the amounts reported within the financial statements. Actual results could differ from these estimates. For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 29, 2005.

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

FOREIGN CURRENCY RISK

We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the quarters ended April 30, 2005, and May 1, 2004, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.

In the first quarter of 2005, approximately 92 percent of our footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the yuan, is currently not a freely convertible currency. The yuan may be made freely convertible or be revalued by the PRC government. If this occurs, the products we source from the PRC could become more expensive in dollar terms.

ITEM 4 — CONTROLS AND PROCEDURES

As of April 30, 2005, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities Exchange Commission.

In addition, there was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended April 30, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of		Publicly Announced	Purchased Under the Plans or
	Shares Purchased(1)	Average Price Paid	Plans or Programs(2)	Programs(3)
Period	(in Thousands)	per Share	(in Thousands)	(in Millions)
01/30/05 – 02/26/05	4	$12.06	0	$238.1
02/27/05 – 04/02/05	128	15.38	125	236.2
04/03/05 – 04/30/05	3	15.51	0	236.2
Total	135	$15.29	125	$236.2

(1) We repurchased an aggregate of 9,909 shares of our common stock in connection with our employee stock purchase and stock incentive plans.

(2) In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.

(3) The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareowners of the Registrant was held on May 26, 2005.

(b) At the annual meeting of shareowners of the Registrant held on May 26, 2005, action was taken with respect to the election of three directors of the Registrant: 60,046,607 shares were voted for Steven J. Douglass while authority was withheld with respect to 1,127,437 shares, 60,465,876 shares were voted for Howard E. Fricke while authority was withheld with respect to 708,168 shares, and 60,653,277 shares were voted for Judith K. Hofer while authority was withheld with respect to 520,767 shares. Other directors whose term of office continued after the meeting include: Daniel Boggan Jr., Michael A. George, Mylle H. Mangum , John F. McGovern, Michael E. Murphy, Michael A. Weiss and Robert C. Wheeler.

(c) Shareowners ratified the appointment of Deloitte & Touche LLP as the Company’s independent public accountants: 60,983,770 votes in favor, 130,487 votes against and 59,787 votes abstained.

ITEM 6 — EXHIBITS

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

PAYLESS SHOESOURCE, INC.

Date: June 8, 2005	By:	/s/ Steven J. Douglass

Steven J. Douglass

Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2005	By:	/s/ Ullrich E. Porzig

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