Form 10-Q
period 2005-07-30
PAYLESS SHOESOURCE INC /DE/
filed 2005-09-07
CIK 1060232

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 30, 2005
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
                                                  YES  ✓      NO
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                                                  YES  ✓      NO
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                                                  YES           NO  ✓
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
68,222,175 shares as of September 2, 2005

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Thirteen Weeks Ended July 30, 2005
Thirteen Weeks Ended July 31, 2004
Twenty-six Weeks Ended July 30, 2005
Twenty-Six Weeks Ended July 31, 2004
July 30, 2005
July 31, 2004
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED) As of July 30, 2005
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED) As of July 31, 2004
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED) As of January 29, 2005
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED) For the Thirteen Weeks Ended July 30, 2005
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED) For the Thirteen Weeks Ended July 31, 2004
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED) For the Twenty-six Weeks Ended July 30, 2005
CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED) For the Twenty-six Weeks Ended July 31, 2004
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) For the Twenty-six Weeks Ended July 30, 2005
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED) For the Twenty-six Weeks Ended July 31, 2004
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 — CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6 — EXHIBITS
SIGNATURES
Certification Pursuant to Rule 13a-14(a) of the CEO and President
Certification Pursuant to Rule 13a-14(a) of the Sr. VP, CFO and Treasurer
Certification Pursuant to 18 U.S.C. 1350 of the CEO and President
Certification Pursuant to 18 U.S.C. 1350 of the Sr. VP, CFO and Treasurer

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	July 30,	July 31,	January 29,
ASSETS	2005	2004	2005

Current Assets:
Cash and cash equivalents	$361.0	$175.0	$289.6
Marketable securities, available for sale	—	9.0	5.0
Restricted cash	2.0	33.5	3.0
Inventories	361.9	398.2	345.3
Current deferred income taxes	22.4	23.1	21.9
Other current assets	56.8	68.2	56.6
Current assets of discontinued operations	2.9	20.6	8.5

Total current assets	807.0	727.6	729.9

Property and Equipment:
Land	7.7	8.0	8.0
Buildings and leasehold improvements	654.4	670.5	673.3
Furniture, fixtures and equipment	531.1	523.4	509.8
Property under capital leases	3.7	4.6	3.8

Total property and equipment	1,196.9	1,206.5	1,194.9
Accumulated depreciation and amortization	(797.9)	(793.8)	(772.6)

Property and equipment, net	399.0	412.7	422.3

Favorable leases, net	19.9	24.3	21.7
Deferred income taxes	35.1	33.9	36.4
Goodwill, net	5.9	5.9	5.9
Other assets	22.5	26.5	23.5
Noncurrent assets of discontinued operations	—	12.0	0.1

Total Assets	$1,289.4	$1,242.9	$1,239.8

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of debt	$1.6	$0.8	$0.3
Notes payable	2.0	33.5	3.0
Accounts payable	147.9	126.5	160.3
Accrued expenses	163.8	151.9	159.7
Current liabilities of discontinued operations	6.2	4.9	15.0

Total current liabilities	321.5	317.6	338.3

Long-term debt	204.3	204.1	204.3
Other liabilities	98.0	81.4	93.6
Noncurrent liabilities of discontinued operations	—	9.9	—
Minority interest	8.4	8.0	8.6
Commitments and contingencies	—	—	—
Total shareowners’ equity	657.2	621.9	595.0

Total Liabilities and Shareowners’ Equity	$1,289.4	$1,242.9	$1,239.8

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$693.9	$695.6	$1,389.1	$1,387.9

Cost of sales	458.8	476.1	909.6	951.6

Gross margin	235.1	219.5	479.5	436.3

Selling, general and administrative expenses	200.9	181.5	397.6	369.9

Restructuring charges	—	13.7	0.7	13.7

Operating profit from continuing operations	34.2	24.3	81.2	52.7

Interest expense	5.0	5.8	9.9	11.2

Interest income	(2.6)	(1.3)	(4.3)	(2.3)

Earnings from continuing operations before income taxes and minority interest	31.8	19.8	75.6	43.8

Provision for income taxes	10.1	2.2	22.6	10.2

Earnings from continuing operations before minority interest	21.7	17.6	53.0	33.6

Minority interest, net of income taxes	0.1	2.2	0.5	4.1

Net earnings from continuing operations	21.8	19.8	53.5	37.7

Loss from discontinued operations, net of income taxes and minority interest	(1.9)	(16.0)	(3.4)	(19.8)

Net earnings	$19.9	$3.8	$50.1	$17.9

Diluted earnings per share:

Earnings from continuing operations	$0.32	$0.29	$0.79	$0.55
Loss from discontinued operations	(0.03)	(0.24)	(0.05)	(0.29)

Diluted earnings per share	$0.29	$0.05	$0.74	$0.26

Basic earnings per share:

Earnings from continuing operations	$0.32	$0.29	$0.79	$0.55
Loss from discontinued operations	(0.03)	(0.24)	(0.05)	(0.29)

Basic earnings per share	$0.29	$0.05	$0.74	$0.26

Diluted Weighted Average Shares Outstanding	68.0	68.1	67.4	68.0

Basic Weighted Average Shares Outstanding	67.5	68.0	67.3	68.0

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended
	July 30, 2005	July 31, 2004

Operating Activities:
Net earnings	$50.1	$17.9
Loss from discontinued operation, net of income taxes and minority interest	(3.4)	(19.8)

Net earnings from continuing operations	53.5	37.7

Adjustments for non-cash items included in net earnings from continuing operations:
Restructuring charges	—	13.7
Loss on impairment and disposal of assets	5.2	4.7
Depreciation and amortization	46.0	47.5
Amortization of deferred financing costs	0.6	0.5
Amortization of unearned restricted stock	0.3	0.4
Deferred income taxes	0.9	(7.2)
Minority interest, net of income taxes	(0.5)	(4.1)
Income tax benefit of stock option exercises	0.8	—
Changes in working capital:
Inventories	(16.6)	(23.5)
Other current assets	(0.1)	(7.9)
Accounts payable	(11.4)	(2.5)
Accrued expenses	10.5	30.4
Other assets and liabilities, net	4.7	0.9
Net cash (used in) provided by discontinued operations	(6.5)	1.1

Cash flow provided by operating activities	87.4	91.7

Investing Activities:
Payments for capital expenditures	(35.3)	(56.2)
Dispositions of property and equipment	0.8	—
Restricted cash	1.0	—
Purchases of marketable securities	—	(9.0)
Sales of marketable securities	5.0	10.0

Cash flow used in investing activities	(28.5)	(55.2)

Financing Activities:
Repayment of notes payable	(1.0)	—
Issuance of debt	1.3	1.6
Payment of deferred financing costs	—	(0.2)
Repayment of debt	—	(0.5)
Issuances of common stock	12.3	1.0
Purchases of common stock	(2.4)	(1.0)
Contributions by minority owners	0.5	1.5

Cash flow provided by financing activities	10.7	2.4

Effect of exchange rate changes on cash	1.8	(0.6)
Increase in cash and cash equivalents	71.4	38.3
Cash and cash equivalents, beginning of year	289.6	136.7

Cash and cash equivalents, end of period	$361.0	$175.0

Supplemental cash flow information:

Interest paid	$10.4	$11.1
Income taxes paid	$16.9	$0.3
Non-cash investing and operating activities:
Accrued capital additions	$7.5	$11.5
See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 36-66) in the Company’s 2004 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The reporting period for operations in the Central American and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The Company also has a 60-percent ownership interest in a Japanese joint venture. Japanese operations are reported on a December 31 year-end. The effects of the one-month lag for the operations in the Central and South American Regions and Japan are not significant to the Company’s financial position and results of operations. The results for the twenty-six week period ended July 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 28, 2006.
NOTE 2. RECLASSIFICATIONS. Certain reclassifications have been made to prior period balances to conform to the current presentation.
NOTE 3. RESTRUCTURING CHARGES. During the second quarter of 2004, the Company initiated a restructuring plan to build long-term shareowner value. The Company has substantially completed the restructuring, which included: 1) closing all Parade stores, 2) sale of Chile and Peru entities, 3) closing of 264 Payless ShoeSource stores, 4) ceasing all wholesale businesses with no significant growth opportunity and 5) eliminating approximately 200 management and administrative positions.
As part of the restructuring, during the second quarter of 2005 the Company recorded a charge to discontinued operations of $3.0 million primarily related to contract termination costs in excess of previous estimates.
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
The significant components of the restructuring charge incurred during the first six months of 2005, and the status of the restructuring-related liabilities, which are included in accrued expenses ($3.7 million) and current liabilities of discontinued operations ($6.2 million) in the condensed consolidated balance sheet, are summarized below:

		Accrual
		Balance as of	2005 Charges			Accrual
	Total Charges	January 29,	Costs	Accrual	Cash	Balance as of
(dollars in millions)	to Date	2005	Incurred	Adjustments	Payments	July 30, 2005

Asset impairments and net disposal losses	$35.1	$—	$0.4	$—	$—	$—
Employee severance costs	9.0	4.2	—	(0.3)	(2.1)	1.8
Contract termination costs	26.3	17.6	—	5.0	(14.5)	8.1
Other exit costs	3.7	—	1.1	—	(1.1)	—

Total	$74.1	$21.8	$1.5	$4.7	$(17.7)	$9.9

The Company expects that the payments of employee severance costs will be substantially completed by June 2007. The remaining contract termination obligations primarily relate to lease obligations for vacant space (certain lease terms extending through November 2013) resulting from the store closings.
The Payless and Parade stores located in Chile, Peru, Puerto Rico and Canada were components of the Payless International Segment. The Parade and Payless stores located in the United States were components of the Payless Domestic segment. The entire charge for the first six months of 2005 related to the Payless Domestic segment.
NOTE 4. DISCONTINUED OPERATIONS. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results for the thirteen and twenty-six weeks ended July 30, 2005 and July 31, 2004 of operations for Parade, Peru, Chile and 26 Payless closed stores are presented as discontinued operations. The following is a summary of these results by segment:
Thirteen Weeks Ended July 30, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Loss on disposal of discontinued operations before income taxes	$(3.0)	$—	$(3.0)

Benefit for income taxes	(1.1)	—	(1.1)

Loss from discontinued operations, net of income taxes	$(1.9)	$—	$(1.9)

Thirteen Weeks Ended July 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$29.8	$2.4	$32.2

Loss from discontinued operations before income taxes and minority interest	(1.2)	(2.2)	(3.4)

(Benefit) provision for income taxes	(0.6)	0.1	(0.5)

Loss from discontinued operations before minority interest	(0.6)	(2.3)	(2.9)

Minority interest, net of income taxes	—	0.9	0.9

Loss on disposal of discontinued operations, net of income taxes of $5.6 and $0.0, respectively, and minority interest
of $0.0 and $3.4, respectively	(8.9)	(5.1)	(14.0)

Loss from discontinued operations, net of income taxes and minority interest	$(9.5)	$(6.5)	$(16.0)

Twenty-six Weeks Ended July 30, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Loss on disposal of discontinued operations before income taxes	$(5.5)	—	—

Benefit for income taxes	(2.1)	—	(2.1)

Loss from discontinued operations, net of income taxes	$(3.4)	$—	$(3.4)

Twenty-Six Weeks Ended July 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$56.9	$4.9	$61.8

Loss from discontinued operations before income taxes and minority interest	(5.6)	(3.9)	(9.5)

(Benefit) provision for income taxes	(2.4)	0.3	(2.1)

Loss from discontinued operations before minority interest	(3.2)	(4.2)	(7.4)

Minority interest, net of income taxes	—	1.6	1.6

Loss on disposal of discontinued operations, net of income taxes of $5.6 and $0.0, respectively, and minority interest
of $0.0 and $3.4, respectively	(8.9)	(5.1)	(14.0)

Loss from discontinued operations, net of income taxes and minority interest	$(12.1)	$(7.7)	$(19.8)

Additionally, the condensed consolidated balance sheets include the assets of Parade, Peru, Chile and the 26 Payless closed stores presented as discontinued operations. As of July 30, 2005, July 31, 2004 and January 29, 2005, the current and non-current assets and liabilities of discontinued operations by financial reporting segment were as follows:
July 30, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Current deferred income taxes	$2.5	—	$2.5
Other current assets	0.4	—	0.4

Total current assets of discontinued operations	$2.9	$—	$2.9

Liabilities
Current liabilities:
Accrued expenses	6.2	—	6.2

Total current liabilities of discontinued operations	$6.2	$—	$6.2

July 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Cash and cash equivalents	$0.1	$1.6	$1.7
Inventories	14.2	2.0	16.2
Current deferred income taxes	0.2	—	0.2
Other current assets	2.5	—	2.5

Total current assets of discontinued operations	$17.0	$3.6	$20.6

Property and equipment, net	$2.5	$0.9	$3.4
Deferred income taxes	7.7	—	7.7
Other assets	0.1	0.8	0.9

Total non-current assets of discontinued operations	$10.3	$1.7	$12.0

Liabilities
Current liabilities:
Accounts payable	$3.0	$0.4	$3.4
Accrued expenses	1.1	0.4	1.5

Total current liabilities of discontinued operations	$4.1	$0.8	$4.9

Other liabilities	$9.8	$0.1	$9.9

Total non-current liabilities of discontinued operations	$9.8	$0.1	$9.9

January 29, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Current deferred income taxes	$5.6	$—	$5.6
Other current assets	2.9	—	2.9

Total current assets of discontinued operations	$8.5	$—	$8.5

Other assets	0.1	—	0.1

Total non-current assets of discontinued operations	$0.1	$—	$0.1

Liabilities
Current liabilities:
Accounts payable	$0.2	$—	$0.2
Accrued expenses	14.8	—	14.8

Total current liabilities of discontinued operations	$15.0	$—	$15.0

NOTE 5. STOCK-BASED COMPENSATION. The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant.
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
(dollars in millions, except per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net earnings:
As reported	$19.9	$3.8	$50.1	$17.9
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	2.4	0.1	3.2	0.6
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	3.5	0.9	4.6	2.0

Pro forma	$18.8	$3.0	$48.7	$16.5

Diluted earnings per share:
As reported	$0.29	$0.05	$0.74	$0.26
Pro forma	$0.27	$0.04	$0.72	$0.24
Basic earnings per share:
As reported	$0.29	$0.05	$0.74	$0.26
Pro forma	$0.27	$0.04	$0.72	$0.24
NOTE 6. INVENTORIES. Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $19.1 million, $16.8 million and $18.8 million are included in inventories in the condensed consolidated balance sheets at July 30, 2005, July 31, 2004, and January 29, 2005, respectively.
NOTE 7. INTANGIBLES. SFAS No. 142, “Goodwill and Other Intangible Assets” requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. No impairment loss was recorded during the first six months of 2005 or 2004 related to goodwill; however, as part of the restructuring charge discussed in Note 3, the Company reduced the carrying value of the favorable leases associated with the Payless stores to be closed by $1.9 million during the quarter ended July 31, 2004.
Favorable leases subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	July 30, 2005	July 31, 2004	January 29, 2005

Gross carrying amount	$76.6	$83.0	$78.2
Less: accumulated amortization	(56.7)	(58.7)	(56.5)

Carrying amount, end of period	$19.9	$24.3	$21.7

Amortization expense on favorable leases was as follows:

(dollars in millions)	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Amortization expense on favorable leases	$0.8	$1.0	$1.7	$2.1
The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount

Remainder of 2005	$1.7
2006	3.1
2007	2.7
2008	2.4
2009	2.1
NOTE 8. LONG-TERM DEBT AND LINE OF CREDIT. In January 2004, the Company entered into a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the Facility, subject to a sufficient borrowing base. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.25 percent to 2.0 percent, or the base rate as defined in the agreement governing the Facility. The margin on the Facility varies based upon certain borrowing levels specified in the agreement governing the Facility. The variable interest rate including the applicable variable margin at July 30, 2005, was 4.9 percent. A monthly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the Facility as of July 30, 2005. Based on its borrowing base, the Company may borrow up to $200.0 million under its Facility, less $21.5 million in outstanding letters of credit as of July 30, 2005.
In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of the Company’s previous facility. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of July 30, 2005, the Company was in compliance with all covenants. As of July 30, 2005, the fair value of the Notes was $212.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%
NOTE 9. PENSION PLAN. The Company has a nonqualified, supplementary defined benefit plan for certain management employees. The plan is an unfunded, noncontributory plan and provides for benefits based upon years of service and cash compensation during employment.
Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to management employees and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually for reasonableness.
The components of net periodic benefit costs for the plan were:
(dollars in millions)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Components of pension expense:
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.3	0.3	0.6	0.6
Amortization of prior service cost	0.1	0.1	0.1	0.2
Amortization of actuarial loss	—	0.1	0.1	0.2

Total	$0.6	$0.7	$1.2	$1.4

NOTE 10. INCOME TAXES. Our effective income tax rate on continuing operations was 31.8 percent during the second quarter of 2005, including the discrete benefit of released tax reserves relating to favorable settlements of income tax audits. Our effective income tax rate on continuing operations was 11.1 percent during the second quarter of 2004, including an adjustment to reflect a cumulative effective income tax rate of 23.3 percent for the first half of 2004. Our effective income tax rate on continuing operations was 29.9 percent for the first six months of 2005, including the benefit of released tax reserves relating to favorable income tax audit settlements in both the first and second quarters of 2005. For the second half of fiscal year 2005, our effective income tax rate is expected to be approximately 35 percent, excluding the effect of any discrete items in the second half of the year.
The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The FASB issued FASB Staff Position 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. On May 25, 2005, the Company repatriated $25 million pursuant to the act. As of July 30, 2005, the Company anticipates that it will repatriate an additional $20 million to $40 million pursuant to the Act.

NOTE 11. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:
(dollars in millions)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net earnings	$19.9	$3.8	$50.1	$17.9
Other comprehensive income (loss):
Foreign currency translation adjustments	1.2	2.4	1.1	(0.9)

Total other comprehensive income (loss)	1.2	2.4	1.1	(0.9)

Total comprehensive income	$21.1	$6.2	$51.2	$17.0

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.
NOTE 12. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and unearned restricted stock. The calculation of diluted earnings per share for the thirteen-week and twenty-six-week periods ended July 30, 2005 and July 31, 2004, excludes the impact of 1,582,668 and 7,659,303 stock options and 5,771,135 and 8,173,948 stock options, respectively, because to include them would be anti-dilutive.
The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations:
     (dollars and shares in millions, except per share)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Diluted Computation:
Net earnings from continuing operations	$21.8	$19.8	$53.5	$37.7
Weighted average common shares outstanding	67.5	68.0	67.3	68.0
Net effect of dilutive stock options and unearned restricted stock based on the treasury stock method	0.5	0.1	0.1	—

Outstanding shares for diluted earnings per share	68.0	68.1	67.4	68.0

Diluted earnings per share from continuing operations	$0.32	$0.29	$0.79	$0.55

Basic Computation:
Net earnings from continuing operations	$21.8	$19.8	$53.5	$37.7
Weighted average common shares outstanding	67.5	68.0	67.3	68.0

Basic earnings per share from continuing operations	$0.32	$0.29	$0.79	$0.55

NOTE 13. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands and operations in Japan. The Company’s operations in its Central American Region, its South American Region and Japan are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $5.0 million during the second quarter of 2005 and $5.9 million during the same period in 2004. For the first six months of 2005, these total costs and fees amounted to $9.4 million, compared with $9.5 million during the same period in 2004. The Company’s reporting period for its operations in the South American Region, the Central American Region and Japan is a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:
(dollars in millions)

	Payless Domestic	Payless International	Payless Consolidated
Thirteen weeks ended July 30, 2005:
Revenues from external customers	$602.2	$91.7	$693.9
Operating profit from continuing operations	25.4	8.8	34.2
Twenty-six weeks ended July 30, 2005:
Revenues from external customers	$1,217.2	$171.9	$1,389.1
Operating profit from continuing operations	69.0	12.2	81.2
Total assets	1,133.1	156.3	1,289.4
Thirteen weeks ended July 31, 2004:
Revenues from external customers	$609.8	$85.8	$695.6
Operating profit from continuing operations	19.8	4.5	24.3
Twenty-six weeks ended July 31, 2004:
Revenues from external customers	$1,232.0	$155.9	$1,387.9
Operating profit from continuing operations	45.5	7.2	52.7
Total assets	1,031.0	211.9	1,242.9
Total assets for the Payless Domestic segment include $5.9 million in goodwill as of July 30, 2005, and July 31, 2004.
NOTE 14. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for most foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income (loss) and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange.
For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. Dollar as their functional currency, net non-monetary assets are translated at historical rates and net monetary assets are translated at current rates. Translation adjustments are included in the determination of net income.
NOTE 15. COMMITMENTS AND CONTINGENCIES. On May 26, 2005, we announced a CEO succession plan and entered into a letter agreement with our former Chief Executive Officer, Steven J. Douglass, confirming certain matters with respect to Mr. Douglass’ separation from the Company when his successor commenced employment. On July 18, 2005, we completed the succession plan and announced that Matthew E. Rubel had been elected Chief Executive Officer and President of the Company. During the second quarter of 2005, the Company recorded a $7.9 million charge related to the management transition.
In addition, we have employment agreements with certain senior executives. These agreements could have required aggregate payments up to approximately $6.9 million if such executives had been terminated as of July 30, 2005.
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
NOTE 16. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN47”). FIN47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and addresses the diverse accounting practices that have developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. In addition, FIN47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN47 is effective no later than the end of fiscal year ending January 28, 2006. The Company is currently evaluating the impact of FIN47 on its financial statements.
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
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) provides accounting guidance for stock-based payments to employees. SFAS 123(R) revises SFAS 123 by eliminating the use of the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. SFAS 123(R) is effective for the first interim reporting period of the Company’s 2006 fiscal year. The Company is in the process of evaluating the statement’s impact on its consolidated financial statements.
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
NOTE 17. SUBSIDIARY GUARANTORS OF SENIOR NOTES — CONDENSED CONSOLIDATING FINANCIAL INFORMATION. The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings and cash flows for Payless ShoeSource, Inc., a Delaware corporation (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and the Company for the thirteen-week and twenty-six-

week periods ended July 30, 2005, and July 31, 2004, and the related condensed consolidating balanced sheets as of July 30, 2005, July 31, 2004, and January 29, 2005. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
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

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 30, 2005
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$267.7	$93.3	$—	$361.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	291.3	74.3	(3.7)	361.9
Current deferred income taxes	—	22.3	0.1	—	22.4
Other current assets	23.1	82.2	21.7	(70.2)	56.8
Current assets of discontinued operations	—	2.9	—	—	2.9

Total current assets	23.1	666.4	191.4	(73.9)	807.0
Property and Equipment:
Land	—	7.7	—	—	7.7
Buildings and leasehold improvements	—	577.6	76.8	—	654.4
Furniture, fixtures and equipment	—	469.6	61.5	—	531.1
Property under capital leases	—	3.7	—	—	3.7

Total property and equipment	—	1,058.6	138.3	—	1,196.9
Accumulated depreciation and amortization	—	(724.6)	(73.3)	—	(797.9)

Property and equipment, net	—	334.0	65.0	—	399.0
Favorable leases, net	—	19.9	—	—	19.9
Deferred income taxes	—	23.7	11.4	—	35.1
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,124.6	465.4	1.8	(1,569.3)	22.5

Total assets	$1,147.7	$1,515.3	$269.6	$(1,643.2)	$1,289.4

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$1.2	$—	$1.6
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	133.2	60.3	(45.6)	147.9
Accrued expenses	8.3	164.1	19.7	(28.3)	163.8
Current liabilities of discontinued operations	—	6.2	—	—	6.2

Total current liabilities	8.3	303.9	83.2	(73.9)	321.5

Long-term debt	480.3	0.7	6.4	(283.1)	204.3
Other liabilities	1.9	83.9	12.3	(0.1)	98.0
Minority interest	—	—	8.4	—	8.4
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	657.2	1,126.8	159.3	(1,286.1)	657.2

Total liabilities and shareowners’ equity	$1,147.7	$1,515.3	$269.6	$(1,643.2)	$1,289.4

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 31, 2004
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$125.1	$49.9	$—	$175.0
Marketable securities, available for sale	—	9.0	—	—	9.0
Restricted cash	—	—	33.5	—	33.5
Inventories	—	327.7	73.8	(3.3)	398.2
Current deferred income taxes	—	22.4	0.7	—	23.1
Other current assets	11.6	68.5	36.8	(48.7)	68.2
Current assets of discontinued operations	—	16.9	3.7	—	20.6

Total current assets	11.6	569.6	198.4	(52.0)	727.6

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	602.2	68.3	—	670.5
Furniture, fixtures and equipment	—	462.0	61.4	—	523.4
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,076.8	129.7	—	1,206.5
Accumulated depreciation and amortization	—	(733.3)	(60.5)	—	(793.8)

Property and equipment, net	—	343.5	69.2	—	412.7

Favorable leases, net	—	24.3	—	—	24.3
Deferred income taxes	—	25.4	8.5	—	33.9
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,097.7	439.6	0.9	(1,511.7)	26.5
Non-current assets of discontinued operations	—	10.4	1.6	—	12.0

Total assets	$1,109.3	$1,418.7	$278.6	$(1,563.7)	$1,242.9

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.8	$—	$—	$0.8
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	96.1	71.4	(41.0)	126.5
Accrued expenses	7.2	139.0	16.7	(11.0)	151.9
Current liabilities of discontinued operations	—	4.1	0.8	—	4.9

Total current liabilities	7.2	240.0	122.4	(52.0)	317.6

Long-term debt	479.9	1.6	5.6	(283.0)	204.1
Other liabilities	0.3	118.8	12.9	(50.6)	81.4
Non-current liabilities of discontinued operations	—	9.8	0.1	—	9.9
Minority interest	—	—	8.0	—	8.0
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	621.9	1,048.5	129.6	(1,178.1)	621.9

Total liabilities and shareowners’ equity	$1,109.3	$1,418.7	$278.6	$(1,563.7)	$1,242.9

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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended July 30, 2005
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$631.7	$193.3	$(131.1)	$693.9
Cost of sales	—	435.4	151.5	(128.1)	458.8

Gross Margin	—	196.3	41.8	(3.0)	235.1
Selling, general and administrative expense	1.7	174.2	28.0	(3.0)	200.9
Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(1.7)	22.1	13.8	—	34.2
Interest expense	7.9	0.4	0.2	(3.5)	5.0
Interest income	—	(5.8)	(0.3)	3.5	(2.6)
Equity in (earnings) loss of subsidiaries	(26.1)	(12.5)	—	38.6	—

Earnings from continuing operations before income taxes and minority interest	16.5	40.0	13.9	(38.6)	31.8
(Benefit) provision for income taxes	(3.4)	12.0	1.5	—	10.1

Earnings from continuing operations before minority interest	19.9	28.0	12.4	(38.6)	21.7
Minority interest, net of income tax	—	—	0.1	—	0.1

Net earnings from continuing operations	19.9	28.0	12.5	(38.6)	21.8
Loss from discontinued operations, net of income taxes and minority interest	—	(1.9)	—	—	(1.9)

Net earnings	$19.9	$26.1	$12.5	$(38.6)	$19.9

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended July 31, 2004
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$638.5	$166.6	$(109.5)	$695.6
Cost of sales	—	446.4	137.1	(107.4)	476.1

Gross Margin	—	192.1	29.5	(2.1)	219.5
Selling, general and administrative expense	0.5	151.0	32.1	(2.1)	181.5
Restructuring charges	—	13.1	0.6	—	13.7

Operating (loss) profit from continuing operations	(0.5)	28.0	(3.2)	—	24.3
Interest expense	6.5	—	1.6	(2.3)	5.8
Interest income	—	(2.7)	(0.9)	2.3	(1.3)
Equity in (loss) earnings of subsidiaries	(8.2)	3.5	—	4.7	—

Earnings (loss) from continuing operations before income taxes and minority interest	1.2	27.2	(3.9)	(4.7)	19.8
(Benefit) provision for income taxes	(2.6)	9.5	(4.7)	—	2.2

Earnings from continuing operations before minority interest	3.8	17.7	0.8	(4.7)	17.6
Minority interest, net of income tax	—	—	2.2	—	2.2

Net earnings from continuing operations	3.8	17.7	3.0	(4.7)	19.8
Loss from discontinued operations, net of income taxes and minority interest	—	(9.5)	(6.5)	—	(16.0)

Net earnings (loss)	$3.8	$8.2	$(3.5)	$(4.7)	$3.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Twenty-six Weeks Ended July 30, 2005
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,274.7	$357.9	$(243.5)	$1,389.1
Cost of sales	—	862.7	284.9	(238.0)	909.6

Gross Margin	—	412.0	73.0	(5.5)	479.5
Selling, general and administrative expense	2.3	347.6	53.2	(5.5)	397.6

Restructuring charges	—	0.7	—	—	0.7

Operating (loss) profit from continuing operations	(2.3)	63.7	19.8	—	81.2

Interest expense	15.2	0.7	0.7	(6.7)	9.9
Interest income	—	(10.2)	(0.8)	6.7	(4.3)
Equity in (earnings) loss of subsidiaries	(61.4)	(18.6)	—	80.0	—

Earnings from continuing operations before income taxes and minority interest	43.9	91.8	19.9	(80.0)	75.6

(Benefit) provision for income taxes	(6.2)	27.0	1.8	—	22.6

Earnings from continuing operations before minority interest	50.1	64.8	18.1	(80.0)	53.0
Minority interest, net of income tax	—	—	0.5	—	0.5

Net earnings from continuing operations	50.1	64.8	18.6	(80.0)	53.5

Loss from discontinued operations, net of income taxes and minority interest	—	(3.4)	—	—	(3.4)

Net earnings	$50.1	$61.4	$18.6	$(80.0)	$50.1

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Twenty-six Weeks Ended July 31, 2004
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,289.9	$328.1	$(230.1)	$1,387.9
Cost of sales	—	903.5	273.9	(225.8)	951.6

Gross Margin	—	386.4	54.2	(4.3)	436.3
Selling, general and administrative expense	1.0	318.9	54.3	(4.3)	369.9
Restructuring charges	—	13.1	0.6	—	13.7

Operating (loss) profit from continuing operations	(1.0)	54.4	(0.7)	—	52.7
Interest expense	12.7	0.3	2.7	(4.5)	11.2
Interest income	—	(5.0)	(1.8)	4.5	(2.3)
Equity in (loss) earnings of subsidiaries	(26.6)	0.3	—	26.3	—

Earnings (loss) from continuing operations before income taxes and minority interest	12.9	58.8	(1.6)	(26.3)	43.8

(Benefit) provision for income taxes	(5.0)	20.1	(4.9)	—	10.2

Earnings from continuing operations before minority interest	17.9	38.7	3.3	(26.3)	33.6

Minority interest, net of income tax	—	—	4.1	—	4.1

Net earnings from continuing operations	17.9	38.7	7.4	(26.3)	37.7

Loss from discontinued operations, net of income taxes and minority interest	—	(12.1)	(7.7)	—	(19.8)

Net earnings (loss)	$17.9	$26.6	$(0.3)	$(26.3)	$17.9

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Twenty-six Weeks Ended July 30, 2005
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:

Net earnings	$50.1	$61.4	$18.6	$(80.0)	$50.1
Loss from discontinued operations, net of income taxes and minority interest	—	(3.4)	—	—	(3.4)

Net earnings from continuing operations	50.1	64.8	18.6	(80.0)	53.5
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	5.0	0.2	—	5.2
Depreciation and amortization	—	41.6	4.4	—	46.0
Amortization of deferred financing costs	—	0.6	—	—	0.6
Amortization of unearned restricted stock	0.3	—	—	—	0.3
Deferred income taxes	—	1.0	(0.1)	—	0.9
Minority interest, net of income taxes	—	—	(0.5)	—	(0.5)
Income tax benefit of stock option exercises	0.8	—	—	—	0.8
Changes in working capital:
Inventories	—	(14.2)	(3.3)	0.9	(16.6)
Other current assets	(6.3)	(31.6)	28.5	9.3	(0.1)
Accounts payable	—	4.8	(9.7)	(6.5)	(11.4)
Accrued expenses	1.1	13.8	(0.7)	(3.7)	10.5
Other assets and liabilities, net	(55.9)	(18.3)	(1.1)	80.0	4.7
Net cash provided by (used in) discontinued operations	—	(6.5)	—	—	(6.5)

Cash flow (used in) provided by operating activities	(9.9)	61.0	36.3	—	87.4

Investing Activities:

Capital expenditures	—	(34.2)	(1.1)	—	(35.3)
Dispositions of property and equipment	—	0.8	—	—	0.8
Restricted cash	—	—	1.0	—	1.0
Sales of marketable securities	—	5.0	—	—	5.0
Investment in subsidiaries	—	24.2	—	(24.2)	—

Cash flow used in investing activities from continuing operations	—	(4.2)	(0.1)	(24.2)	(28.5)

Financing Activities:

Repayment on notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	0.1	1.2	—	1.3
Issuances of common stock	12.3	—	—	—	12.3
Purchases of common stock	(2.4)	—	—	—	(2.4)
Distributions to parents	—	—	(24.2)	24.2	—
Contributions by minority owners	—	—	0.5	—	0.5

Cash flow provided by (used in) financing activities from continuing operations	9.9	0.1	(23.5)	24.2	10.7

Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Increase in cash and cash equivalents	—	56.9	14.5	—	71.4
Cash and cash equivalents, beginning of period	—	210.8	78.8	—	289.6

Cash and cash equivalents, end of period	$—	$267.7	$93.3	$—	$361.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Twenty-six Weeks Ended July 31, 2004
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:

Net earnings (loss)	$17.9	$26.6	$(0.3)	$(26.3)	$17.9
Loss from discontinued operations, net of income taxes and minority interest	—	(12.1)	(7.7)	—	(19.8)

Net earnings from continuing operations	17.9	38.7	7.4	(26.3)	37.7
Adjustments for non-cash items included in earnings from continuing operations:
Non-cash component of restructuring charges	—	13.7	—	—	13.7
Loss on impairment of and disposal of assets	—	4.0	0.7	—	4.7
Depreciation and amortization	—	41.7	5.8	—	47.5
Amortization of deferred financing costs	—	0.5	—	—	0.5
Amortization of unearned restricted stock	0.4	—	—	—	0.4
Deferred income taxes	—	(3.1)	(4.1)	—	(7.2)
Minority interest, net of tax	—	—	(4.1)	—	(4.1)
Changes in working capital:
Inventories	—	(19.2)	(3.4)	(0.9)	(23.5)
Other current assets	(5.0)	3.4	0.3	(6.6)	(7.9)
Accounts payable	—	12.2	(25.7)	11.0	(2.5)
Accrued expenses	(0.3)	33.1	1.1	(3.5)	30.4
Other assets and liabilities, net	(13.0)	(16.3)	3.9	26.3	0.9
Cash flow provided by (used in) discontinued operations	—	3.1	(2.0)	—	1.1

Cash flow provided by (used in) operating activities	—	111.8	(20.1)	—	91.7

Investing Activities:

Capital expenditures	—	(52.1)	(4.1)	—	(56.2)
Purchases of marketable securities	—	(9.0)	—	—	(9.0)
Sale of marketable securities	—	10.0	—	—	10.0
Investment in subsidiaries	—	(2.3)	—	2.3	—

Cash flow used in investing activities from continuing operations	—	(53.4)	(4.1)	2.3	(55.2)

Financing Activities:
Issuance of debt	—	—	1.6	—	1.6
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.5)	—	—	(0.5)
Issuances of common stock	1.0	—	—	—	1.0
Purchases of common stock	(1.0)	—	—	—	(1.0)
Contributions by parents	—	—	2.3	(2.3)	—
Contributions by minority owners	—	—	1.5	—	1.5

Cash flow (used in) provided by financing activities from continuing operations	—	(0.7)	5.4	(2.3)	2.4

Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Increase (decrease) in cash and cash equivalents	—	57.7	(19.4)	—	38.3
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$125.1	$49.9	$—	$175.0

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
During 2004, we substantially completed a series of strategic initiatives as part of a restructuring plan designed to sharpen our focus on our core business strategy, reduce expenses, accelerate decision-making, increase profitability, improve our operating margin and build value for shareowners over the long-term. The strategic initiatives included 1) closing all Parade stores and related operations, 2) the sale of Chile and Peru entities, 3) closing of 264 Payless ShoeSource stores, 4) ceasing wholesale businesses with no significant growth opportunity and 5) eliminating approximately 200 management and administrative positions. As a result of the restructuring, we have reflected the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores as discontinued operations in the Condensed Consolidated Financial Statements. Unless otherwise noted, the amounts and discussions included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.
For the second quarter of 2005, total sales decreased 0.2 percent, or $1.7 million, to $693.9 million as compared to the second quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, increased 1.5 percent. Gross margin was 33.9 percent of sales in the current year’s second quarter, versus 31.6 percent in the prior year’s second quarter. For the first six months of 2005, total sales increased 0.1 percent, or $1.2 million, to $1,389.1 million as compared to the first six months of 2004. Same-store sales increased 2.1 percent. Gross margin was 34.5 percent of sales in the first six months of 2005, versus 31.4 percent in the same period in 2004. The improvement in gross margin resulted primarily from more favorable initial mark-on relative to last year and the positive leverage on occupancy costs due to increased same-store sales. As previously disclosed, during the first quarter of 2005, gross margin also was positively impacted by improvements in inventory condition in addition to other items relating to the costing of inventory. These items did not have a significant net impact on gross margin in the second quarter.
Our cash and cash equivalents balance at the end of the 2005 second quarter was $361.0 million, an increase of $71.4 million from the end of 2004 and $186.0 million over the 2004 second quarter. Total inventories at the end of the 2005 second quarter were $361.9 million, a reduction of $36.3 million from the 2004 second quarter. Inventory per store declined by 5.1 percent on a cost basis and 1.0 percent on a footwear unit basis over the same period.
We are committed to building on our unique and powerful platform as the largest specialty family footwear retailer in the Western hemisphere and to leveraging our strengths in sourcing and distribution. Going forward, we will focus on building stronger emotional connections with the consumer through enticing product, powerful brand communications and a compelling point of sale experience.
REVIEW OF OPERATIONS
The following discussion summarizes the significant factors affecting operating results for second quarter and first six months ended July 30, 2005 (2005) compared with July 31, 2004 (2004).
NET EARNINGS
We recorded net earnings of $19.9 million in the second quarter of 2005 compared with net earnings of $3.8 million in the second quarter of 2004. For the first six months of 2005, net earnings were $50.1 million compared with $17.9 million in the 2004 period.
The following table presents the components of costs and expenses, as a percent of revenues, for the second quarter and first six months of 2005 and 2004.

	Second Quarter		First Six Months
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1	68.4	65.5	68.6

Gross margin	33.9	31.6	34.5	31.4
Selling, general and administrative expense	29.0	26.1	28.6	26.6
Restructuring charges	0.0	2.0	0.1	1.0

Operating profit from continuing operations	4.9	3.5	5.8	3.8
Interest expense, net	0.3	0.6	0.4	0.6

Earnings from continuing operations before income taxes and minority interest	4.6	2.9	5.4	3.2
Effective income tax rate*	31.8%	11.1%	29.9%	23.3%

Earnings from continuing operations before minority interest	3.1	2.5	3.8	2.4
Minority interest	0.0	0.3	0.0	0.3

Earnings from continuing operations	3.1	2.8	3.8	2.7
Loss from discontinued operations, net of income taxes and minority interest	(0.2)	(2.3)	(0.2)	(1.4)

Net Earnings	2.9%	0.5%	3.6%	1.3%

          * Percent of pre-tax earnings
NET SALES
Net sales are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts, and exclude sales tax. Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its GAAP sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the second quarter and first six months of 2005 and 2004 exclude all stores in the South American and Central American Regions and Japan.

Sales percent increases (decreases) are as follows:

	Second Quarter		First Six Months
	2005	2004	2005	2004
Net Sales	(0.2)%	(0.3)%	0.1%	1.7%
Same-store Sales	1.5	(0.9)	2.1	1.0
Average selling price per unit	6.3	8.7	5.9	8.2
Unit volume	(6.4)	(8.1)	(5.4)	(6.0)
Footwear average selling price per unit	5.4	6.5	4.2	3.7
Footwear unit volume	(5.2)%	(6.1)%	(3.2)%	(2.2)%
Net sales for the 2005 second quarter totaled $693.9 million compared with $695.6 million in the 2004 second quarter. The quarter-to-quarter decrease in net sales is primarily due to the lower store count, as well as a slight decrease in unit sales per store, offset by an increase in average selling price per unit. Same-store sales increased in the second quarter of 2005 from 2004 primarily due to positive performance in women’s dress and women’s casual footwear, offset by men’s and accessories products which performed below expectations.
Net sales for the first six months of 2005 totaled $1,389.1 million compared with $1,387.9 million in the first six months of 2004. Net sales and same-store sales increased in the first six months of 2005 from 2004 primarily due to positive sales performance in women’s casuals, women’s sport casuals and women’s dress shoes.
COST OF SALES
Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $458.8 million in the 2005 second quarter, down 3.6 percent from $476.1 million in the 2004 second quarter. For the first six months of 2005, cost of sales was $909.6 million, down 4.4 percent from $951.6 million in the first six months of 2004.
As a percentage of net sales, cost of sales was 66.1 percent in the second quarter of 2005, compared with 68.4 percent in the second quarter of 2004. As a percentage of net sales, cost of sales was 65.5 percent in the first six months of 2005, compared with 68.6 percent in the first six months of 2004. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial mark-on relative to last year. We previously disclosed that, during the first quarter 2005, gross margin was also positively impacted by improvements in inventory condition in addition to other items relating to the costing of inventory. These items did not have a significant net impact on gross margin in the second quarter of 2005.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $200.9 million in the second quarter of 2005, an increase of 10.7 percent from $181.5 million in the second quarter of 2004. For the first six months of 2005, selling, general and administrative expenses were $397.6 million, an increase of 7.5 percent from $369.9 million in the 2004 period.
As a percentage of net sales, selling, general and administrative expenses were 29.0 percent during the second quarter of 2005 compared with 26.1 percent in the second quarter of 2004. For the first six months of 2005, selling, general and administrative expenses as a percentage of net sales were 28.6 percent compared with 26.7 percent in the 2004 period.
The increase in the second quarter of 2005 was primarily the result of $7.9 million in management transition costs, $6.4 million in increased advertising costs, and $5.1 million in additional costs for employee incentive programs. These increases were partially offset by a $3.8 million reduction in payroll, reflecting reduced store count and other restructuring actions. The increase in the first six months of 2005 was primarily the result of $11.9 million in additional costs for employee incentive programs, $9.1 million in increased advertising costs and $7.9 million in management transition costs. These increases were partially offset by a $6.5 million reduction in payroll and a $2.6 million reduction in insurance costs during the first six months of 2005.
RESTRUCTURING CHARGES
During the second quarter of 2004, we recorded a $13.7 million non-cash restructuring charge related to the impairment of long-lived assets associated with approximately 240 Payless stores that were closed. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.

INTEREST EXPENSE, NET
Interest expense decreased from $5.8 million in the second quarter of 2004 to $5.0 million in the second quarter of 2005 due primarily to a reduction in demand notes payable. Interest income increased from $1.3 million in the second quarter of 2004 to $2.6 million in the second quarter of 2005 due primarily to an increase in cash and cash equivalents, offset by a reduction in restricted cash. For the first six months of 2005 interest expense decreased from $11.2 million in the first six months of 2004 to $9.9 million in the first six months of 2005 due primarily to a reduction in demand notes payable. Interest income increased from $2.3 million in the first six months of 2004 to $4.3 million in the first six months of 2004 due primarily to an increase in cash and cash equivalents, offset by a reduction in restricted cash.
EFFECTIVE INCOME TAX RATE
Our effective income tax rate on continuing operations was 31.8 percent during the second quarter of 2005, including the discrete benefit of released tax reserves relating to favorable settlements on income tax audits. Our effective income tax rate on continuing operations was 11.1 percent during the second quarter of 2004, including an adjustment to reflect a cumulative effective income tax rate of 23.3 percent for the first half of 2004. Our effective income tax rate on continuing operations was 29.9 percent for the first six months of 2005, including the benefit of released tax reserves relating to favorable income tax audit settlements in both the first and second quarters of 2005. For the second half of fiscal year 2005, our effective income tax rate is expected to be approximately 35 percent, excluding the effect of any discrete items in the second half of the year.
MINORITY INTEREST, NET OF TAX
Minority interest represents our joint venture partners’ share of net earnings or losses on operations in the Central American Region, the South American Region and Japan.
DISCONTINUED OPERATIONS
Discontinued operations included Parade, Peru, Chile and 26 Payless stores in North America. The loss from discontinued operations of $16.0 million, net of income taxes and minority interest, during the second quarter of 2004 related to the performance of these operations during the quarter as well as to non-cash asset impairment costs related to exiting these operations. The loss from discontinued operations of $1.9 million, after income taxes, during the second quarter of 2005 primarily reflects contract termination costs in excess of previous estimates. We exited the discontinued operations during 2004.
LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2005 with a cash and cash equivalents balance of $361.0 million, an increase of $186.0 million over the 2004 second quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $87.4 million in the first six months of 2005, compared with $91.7 million in the 2004 period. As a percentage of net sales, cash flow from operations was 6.3 percent in the first six months of 2005, compared with 6.6 percent in the same period in 2004. The significant changes in cash flow during the first six months of 2005 as compared with the 2004 period are due to changes in inventory, accounts payable and accrued expenses.
Cash Flow Used in Investing Activities
In the first six months of 2005, cash used for capital expenditures totaled $35.3 million, compared with $56.2 million for the same period in 2004. We estimate that cash used for capital expenditures will be approximately $70 million in 2005, compared to approximately $103 million in 2004. We anticipate that internal cash flow will be sufficient to fund all investing activities for the remainder of the year.

Cash Flow Provided by Financing Activities
During the first six months of 2005, we repurchased 125,000 shares of common stock for approximately $2 million. With the exception of stock repurchases as part of our employee stock purchase and stock incentive plans, we did not repurchase stock in the second quarter of 2005. Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $52 million of common stock. This limit may increase based upon our earnings. We have approximately $236 million of remaining common stock repurchase authorization from our Board of Directors.
In January 2004, we entered into a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. We may borrow up to $200 million through the Facility, subject to a sufficient borrowing base. The Facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the agreement governing the Facility. The margin on the Facility varies based upon certain borrowing levels specified in the agreement governing the Facility. The variable interest rate at July 30, 2005, was 4.9 percent. A monthly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at our option. No amounts were drawn on the Facility as of July 30, 2005. Based on our borrowing base, we may borrow up to $200.0 million under the Facility, less $21.5 million in outstanding letters of credit as of July 30, 2005.
In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. As of July 30, 2005, the fair value of the Notes was $212.0 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%
We have entered into $2.0 million of demand notes payable to efficiently finance our subsidiaries in the Central American Region. We maintain cash balances of $2.0 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average 6.75 percent. The certificates of deposit earn interest at a weighted average of 6.0 percent and are reflected as restricted cash in the accompanying condensed consolidated balance sheet.
Financial Commitments
On May 26, 2005, we announced a CEO succession plan and entered into a letter agreement with our former Chief Executive Officer, Steven J. Douglass, confirming certain matters with respect to Mr. Douglass’ separation from the Company when his successor commenced employment. On July 18, 2005, we completed the succession plan and announced that Matthew E. Rubel had been elected Chief Executive Officer and President of the Company. As of July 30, 2005, our employment agreement and employee severance obligations, which have been updated to include obligations under Mr. Rubel’s employment agreement, obligations remaining under Mr. Douglass’ employment agreement and obligations arising from other management changes made during the first six months of 2005, are as follows:

	Payments Due by Period
		Remainder of			More than
(dollars in millions)	Total	Year	1-3 Years	3-5 Years	Five Years

Employment agreement obligations	$6.9	$2.8	$3.8	$0.3	—
Employee severance	7.3	2.0	5.3	—	—

	$14.2	$4.8	$9.1	$0.3	—

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 29, 2005. With the exception of the employment agreement and employee severance obligations previously discussed, there have been no significant changes with respect to our contractual obligations since January 29, 2005.

FINANCIAL CONDITION RATIOS
A summary of key financial information for the periods indicated is as follows:

	July 30, 2005	July 31, 2004	January 29, 2005

Current Ratio	2.5	2.3	2.2

Debt-Capitalization Ratio*	24.0%	27.7%	25.9%
*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 64.2%, 68.1% and 67.3% respectively, for the periods referred to above.
STORE ACTIVITY
As of July 30, 2005, we operated 4,625 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, Japan and the Central and South American Regions. The following table presents the change in store count for the entire company for the first quarter of 2005 and 2004. We consider a store relocation to be both a store opening and a store closing.

	Second Quarter		First Six Months
	2005	2004	2005	2004

Beginning of period	4,646	5,066	4,640	5,042
Stores opened	33	68	72	148
Stores closed	(54)	(62)	(87)	(118)

Ending store count	4,625	5,072	4,625	5,072

As of the end of the 2004 second quarter, we operated 4,830 stores classified as continuing operations.
As of July 30, 2005, we operated 147 stores in the Central America Region, 31 stores in the South America Region, 310 stores in Canada and one store in Japan.
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
FOREIGN CURRENCY RISK
We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the quarters ended July 30, 2005, and July 31, 2004, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies .
In the second quarter of 2005, approximately 93 percent of our footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the yuan, is currently not a freely convertible currency. The value of the yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 yuan per U.S. dollar. However, on July 21, 2005, the PRC’s government revalued the yuan by 2.1%, setting the exchange rate at 8.11 yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the valuation of the yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC.
ITEM 4 — CONTROLS AND PROCEDURES
As of July 30, 2005, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities Exchange Commission.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended July 30, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number	Value of
			of Shares	Shares that May
			Purchased as Part of	Yet Be Purchased
	Total Number of		Publicly Announced	Under the Plans or
	Shares Purchased(1)	Average Price Paid	Plans or Programs(2)	Programs(3)
Period	(in Thousands)	per Share	(in Thousands)	(in Millions)
05/01/05 — 05/28/05	10	$15.52	0	$236.2
05/29/05 — 07/02/05	9	17.11	0	236.2
07/03/05 — 07/30/05	2	19.36	0	236.2
Total	21	$16.59	0	$236.2
(1) We repurchased an aggregate of 20,501 shares of our common stock in connection with our employee stock purchase and stock incentive plans.
(2) In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.
(3) The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.

ITEM 6 — EXHIBITS

Number	Description

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Chief Executive Officer and President*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Senior Vice President, Chief Financial Officer and Treasurer*
32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President*
32.2	Certification Pursuant to 18 U.S.C. 1350 of the Senior Vice President, Chief Financial Officer and Treasurer*
     * Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYLESS SHOESOURCE, INC.

Date: September 7, 2005	By:	/s/ Matthew E. Rubel
Matthew E. Rubel
Chief Executive Officer and President (Principal Executive Officer)

Date: September 7, 2005	By:	/s/ Ullrich E. Porzig
Ullrich E. Porzig
Senior Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)