Form 10-Q
period 2005-10-29
PAYLESS SHOESOURCE INC /DE/
filed 2005-12-07
CIK 1060232

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 29, 2005
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
YES  ☐     NO  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
68,604,101 shares as of December 5, 2005

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(dollars in millions)	October 29,	October 30,	January 29,
	2005	2004	2005
ASSETS

Current Assets:
Cash and cash equivalents	$405.4	$216.2	$289.6
Marketable securities, available for sale	—	9.0	5.0
Restricted cash	2.0	18.5	3.0
Inventories	342.7	361.7	345.3
Current deferred income taxes	18.2	26.8	21.9
Other current assets	63.5	66.8	56.6
Current assets of discontinued operations	2.4	17.9	8.5

Total current assets	834.2	716.9	729.9

Property and Equipment:
Land	7.7	8.0	8.0
Property, buildings and equipment	1,192.8	1,216.9	1,186.9
Accumulated depreciation and amortization	(811.4)	(802.4)	(772.6)

Property and equipment, net	389.1	422.5	422.3

Favorable leases, net	19.0	22.7	21.7
Deferred income taxes	24.0	35.2	36.4
Goodwill, net	5.9	5.9	5.9
Other assets	21.0	25.7	23.5
Noncurrent assets of discontinued operations	—	8.1	0.1

Total Assets	$1,293.2	$1,237.0	$1,239.8

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of debt	$1.6	$3.5	$0.3
Notes payable	2.0	18.5	3.0
Accounts payable	140.2	106.0	160.3
Accrued expenses	160.8	164.6	159.7
Current liabilities of discontinued operations	5.0	5.9	15.0

Total current liabilities	309.6	298.5	338.3

Long-term debt	204.2	202.1	204.3
Other liabilities	99.5	87.4	93.6
Noncurrent liabilities of discontinued operations	—	8.5	—
Minority interest	9.5	7.5	8.6
Commitments and contingencies	—	—	—
Total shareowners’ equity	670.4	633.0	595.0

Total Liabilities and Shareowners’ Equity	$1,293.2	$1,237.0	$1,239.8

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

(dollars and shares in millions, except per share)	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$666.9	$661.4	$2,056.0	$2,049.3

Cost of sales	448.4	460.3	1,358.0	1,411.9

Gross margin	218.5	201.1	698.0	637.4

Selling, general and administrative expenses	183.8	175.7	581.4	545.6

Restructuring charges	1.2	3.9	1.9	17.6

Operating profit from continuing operations	33.5	21.5	114.7	74.2

Interest expense	4.7	5.5	14.6	16.7

Interest income	(3.2)	(1.2)	(7.5)	(3.5)

Earnings from continuing operations before income taxes and minority interest	32.0	17.2	107.6	61.0

Provision for income taxes	9.3	4.9	31.9	15.1

Earnings from continuing operations before minority interest	22.7	12.3	75.7	45.9

Minority interest, net of income taxes	(0.8)	0.2	(0.3)	4.3

Net earnings from continuing operations	21.9	12.5	75.4	50.2

Loss from discontinued operations, net of income taxes and minority interest	—	(5.9)	(3.4)	(25.7)

Net earnings	$21.9	$6.6	$72.0	$24.5

Basic earnings per share:
Earnings from continuing operations	$0.32	$0.19	$1.12	$0.74
Loss from discontinued operations	—	(0.09)	(0.05)	(0.38)

Basic earnings per share	$0.32	$0.10	$1.07	$0.36

Diluted earnings per share:
Earnings from continuing operations	$0.32	$0.19	$1.11	$0.74
Loss from discontinued operations	—	(0.09)	(0.05)	(0.38)

Diluted earnings per share	$0.32	$0.10	$1.06	$0.36

Basic Weighted Average Shares Outstanding	67.7	68.0	67.4	68.0

Diluted Weighted Average Shares Outstanding	68.1	68.0	67.6	68.0

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(dollars in millions)	39 Weeks Ended
	October 29, 2005	October 30, 2004
Operating Activities:
Net earnings	$72.0	$24.5
Loss from discontinued operation, net of income taxes and minority interest	(3.4)	(25.7)

Net earnings from continuing operations	75.4	50.2

Adjustments for non-cash items included in net earnings from continuing operations:
Restructuring charges	—	12.0
Loss on impairment and disposal of assets	6.8	6.6
Depreciation and amortization	68.3	71.2
Amortization of deferred financing costs	0.9	0.9
Amortization of unearned restricted stock	0.8	0.5
Deferred income taxes	16.4	(12.9)
Minority interest, net of income taxes	0.3	(4.3)
Income tax benefit (charge) of stock option exercises	1.2	(0.1)
Changes in working capital:
Inventories	3.3	15.7
Other current assets	(5.5)	(5.1)
Accounts payable	(17.5)	(23.7)
Accrued expenses	8.3	41.0
Other assets and liabilities, net	7.4	5.7
Net cash (used in) provided by discontinued operations	(7.2)	0.5

Cash flow provided by operating activities	158.9	158.2

Investing Activities:
Payments for capital expenditures	(49.6)	(82.0)
Dispositions of property and equipment	0.8	—
Restricted cash	1.0	15.0
Purchases of marketable securities	—	(13.0)
Sales of marketable securities	5.0	14.0

Cash flow used in investing activities	(42.8)	(66.0)

Financing Activities:
Repayment of notes payable	(1.0)	(15.0)
Issuance of debt	1.2	2.4
Payment of deferred financing costs	—	(0.2)
Repayment of debt	(0.2)	(0.7)
Issuances of common stock	14.6	1.5
Purchases of common stock	(16.8)	(2.3)
Contributions by minority owners	0.9	1.9

Cash flow used in financing activities	(1.3)	(12.4)

Effect of exchange rate changes on cash	1.0	(0.3)

Increase in cash and cash equivalents	115.8	79.5
Cash and cash equivalents, beginning of year	289.6	136.7

Cash and cash equivalents, end of period	$405.4	$216.2

Supplemental cash flow information:
Interest paid	$19.7	$20.8
Income taxes paid	$18.7	$1.6
Non-cash investing and operating activities:
Accrued capital additions	$5.1
See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 36-66) in the Company’s 2004 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The reporting period for operations in the Central American and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The Company's operations in the Central and South American Regions are operated as joint ventures in which the Company maintains 60-percent ownership. The Company also has a 60-percent ownership interest in a Japanese joint venture. Japanese operations also are reported on a December 31 year-end. The effects of the one-month lag for the operations in the Central and South American Regions and Japan are not significant to the Company’s financial position and results of operations. The results for the thirty-nine week period ended October 29, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 28, 2006.
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
During the third quarter of 2005, the Company recorded a $1.2 million restructuring charge related to the settlement of certain employment related matters, as discussed on Form 8-K, filed on November 7, 2005.
The significant components of the restructuring charge incurred during the first nine months of 2005, and the status of the restructuring-related liabilities, which are included in accrued expenses ($3.3 million) and current liabilities of discontinued operations ($4.8 million) in the condensed consolidated balance sheet, are summarized below:

		Accrual				Accrual
		Balance as of	2005 Charges			Balance as of
	Total Charges	January 29,	Costs	Accrual		October 29,
(dollars in millions)	to Date	2005	Incurred	Adjustments	Cash Payments	2005
Employee severance costs	$9.0	$4.2	$—	$(0.3)	$(2.9)	$1.0
Contract termination costs	26.3	17.6	—	5.0	(16.7)	5.9
Other exit costs	5.0	—	2.4	—	(1.2)	1.2

	40.3	$21.8	2.4	$4.7	$(20.8)	$8.1

Asset impairments and net disposal losses	35.0		0.3

Total Charges	$75.3		$2.7

The Company expects that the payments of employee severance costs will be substantially completed by June 2007. The remaining contract termination obligations primarily relate to lease obligations for vacant space (certain lease terms extending through November 2013) resulting from the store closings.
The Payless and Parade stores located in Chile, Peru, Puerto Rico and Canada were components of the Payless International Segment. The Parade and Payless stores located in the United States were components of the Payless Domestic segment. The entire charge for the first nine months of 2005 related to the Payless Domestic segment.
NOTE 4. DISCONTINUED OPERATIONS. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for Parade, Peru, Chile and 26 Payless closed stores are presented as discontinued operations. The following is a summary of these results by segment (there was no discontinued operations activity during the thirteen weeks ended October 29, 2005):
Thirteen Weeks Ended October 30, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated
Net sales	$23.7	$2.1	$25.8

Loss from discontinued operations before income taxes and minority interest	(5.4)	(1.1)	(6.5)

Benefit for income taxes	(2.1)	—	(2.1)

Loss from discontinued operations before minority interest	(3.3)	(1.1)	(4.4)

Minority interest, net of income taxes	—	0.5	0.5

Loss on disposal of discontinued operations, net of income taxes of $0.8 and $0.0, respectively, and minority interest of $0.0 and $0.6, respectively	(1.1)	(0.9)	(2.0)

Loss from discontinued operations, net of income taxes and minority interest	$(4.4)	$(1.5)	$(5.9)

Thirty-nine Weeks Ended October 29, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated
Loss on disposal of discontinued operations before income taxes	$(5.5)	$—	$(5.5)

Benefit for income taxes	(2.1)	—	(2.1)

Loss from discontinued operations, net of income taxes	$(3.4)	$—	$(3.4)

Thirty-nine Weeks Ended October 30, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated
Net sales	$80.6	$7.0	$87.6

Loss from discontinued operations before income taxes and minority interest	(11.0)	(5.0)	(16.0)

(Benefit) provision for income taxes	(4.5)	0.3	(4.2)

Loss from discontinued operations before minority interest	(6.5)	(5.3)	(11.8)

Minority interest, net of income taxes	—	2.1	2.1

Loss on disposal of discontinued operations, net of income taxes of $6.4 and $0.0, respectively, and minority interest of $0.0 and $4.0, respectively	(10.0)	(6.0)	(16.0)

Loss from discontinued operations, net of income taxes and minority interest	$(16.5)	$(9.2)	$(25.7)

Additionally, the condensed consolidated balance sheets include the assets of Parade, Peru, Chile and the 26 Payless closed stores presented as discontinued operations. As of October 29, 2005, October 30, 2004 and January 29, 2005, the current and non-current assets and liabilities of discontinued operations by financial reporting segment were as follows:
October 29, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated
Assets
Current assets:
Current deferred income taxes	$1.9	$—	$1.9
Other current assets	0.5	—	0.5

Total current assets of discontinued operations	$2.4	$—	$2.4

Liabilities
Current liabilities:
Accrued expenses	$5.0	$—	$5.0

Total current liabilities of discontinued operations	$5.0	$—	$5.0

October 30, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.2	$0.7	$0.9
Inventories	13.0	1.2	14.2
Current deferred income taxes	0.2	—	0.2
Other current assets	2.4	0.2	2.6

Total current assets of discontinued operations	$15.8	$2.1	$17.9

Property and equipment, net	$1.1	$—	$1.1
Deferred income taxes	6.5	—	6.5
Other assets	0.1	0.4	0.5

Total non-current assets of discontinued operations	$7.7	$0.4	$8.1

Liabilities
Current liabilities:
Accounts payable	$4.4	$0.3	$4.7
Accrued expenses	0.9	0.3	1.2

Total current liabilities of discontinued operations	$5.3	$0.6	$5.9

Other liabilities	$8.4	$0.1	$8.5

Total non-current liabilities of discontinued operations	$8.4	$0.1	$8.5

January 29, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated
Assets
Current assets:
Current deferred income taxes	$5.6	$—	$5.6
Other current assets	2.9	—	2.9

Total current assets of discontinued operations	$8.5	$—	$8.5

Other assets	0.1	—	0.1

Total non-current assets of discontinued operations	$0.1	$—	$0.1

Liabilities
Current liabilities:
Accounts payable	$0.2	$—	$0.2
Accrued expenses	14.8	—	14.8

Total current liabilities of discontinued operations	$15.0	$—	$15.0

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
SFAS 123, “Accounting for Stock-Based Compensation,” provides an alternative method of accounting for stock-based compensation, which establishes a fair value based method of accounting for employee stock options or similar equity instruments. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The fair value is recognized over the option vesting period. The assumptions used in estimating the pro forma fair value of stock options granted during the thirty-nine weeks ended October 29, 2005 did not change significantly from those used for the fiscal year ended January 29, 2005, with the exception of the expected option life. The expected option life for grants made during the thirty-nine weeks ended October 29, 2005 is approximately five years. The following table presents the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

(dollars in millions, except per share amounts)	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net earnings:
As reported	$21.9	$6.6	$72.0	$24.5
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	0.1	0.2	3.2	0.8
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	1.2	0.8	5.9	2.7

Pro forma	$20.8	$6.0	$69.3	$22.6

Diluted earnings per share:
As reported	$0.32	$0.10	$1.06	$0.36
Pro forma	$0.30	$0.09	$1.02	$0.33
Basic earnings per share:
As reported	$0.32	$0.10	$1.07	$0.36
Pro forma	$0.30	$0.09	$1.03	$0.33
NOTE 6. INVENTORIES. Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $9.9 million, $8.3 million and $18.8 million are included in inventories in the condensed consolidated balance sheets at October 29, 2005, October 30, 2004, and January 29, 2005, respectively.

NOTE 7. INTANGIBLES. SFAS No. 142, “Goodwill and Other Intangible Assets” requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. No impairment loss was recorded during the first nine months of 2005 or 2004 related to goodwill; however, as part of the restructuring charge discussed in Note 3, the Company reduced the carrying value of the favorable leases associated with the Payless stores to be closed by $1.9 million during the 39 weeks ended October 30, 2004.
Favorable leases subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	October 29, 2005	October 30, 2004	January 29, 2005
Gross carrying amount	$76.0	$80.4	$78.2
Less: accumulated amortization	(57.0)	(57.6)	(56.5)

Carrying amount, end of period	$19.0	$22.7	$21.7

Amortization expense on favorable leases was as follows:

(dollars in millions)	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Amortization expense on favorable leases	$0.8	$1.0	$2.6	$3.1
The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount

Remainder of 2005	$0.9
2006	3.1
2007	2.7
2008	2.4
2009	2.1
NOTE 8. LONG-TERM DEBT AND LINE OF CREDIT. In January 2004, the Company entered into a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the Facility, subject to a sufficient borrowing base. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.25 percent to 2.0 percent, or the base rate as defined in the agreement governing the Facility. The margin on the Facility varies based upon certain borrowing levels specified in the agreement governing the Facility. The variable interest rate, including the applicable variable margin at October 29, 2005, was 5.5 percent. A monthly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the Facility as of October 29, 2005. Based on its borrowing base, the Company may borrow up to $188.1 million under its Facility, less $23.3 million in outstanding letters of credit as of October 29, 2005.
In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of the Company’s previous facility. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of October 29, 2005, the Company was in compliance with all covenants. As of October 29, 2005, the fair value of the Notes was $202.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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
The components of net periodic benefit costs for the plan were:

(dollars in millions)	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Components of pension expense:

Service cost	$0.2	$0.3	$0.6	$0.7

Interest cost	0.2	0.4	0.8	1.0

Amortization of prior service cost	—	—	0.1	0.2

Amortization of actuarial loss	0.1	—	0.2	0.2

Total	$0.5	$0.7	$1.7	$2.1

NOTE 10. INCOME TAXES. Our effective income tax rate on continuing operations was 29.1 percent during the third quarter of 2005, including the discrete benefit of released tax reserves relating to favorable settlements of income tax audits and an adjustment to reflect a cumulative effective income tax rate of 29.6 percent for the first nine months of 2005, including discrete events. Our effective income tax rate on continuing operations was 28.5 percent during the third quarter of 2004. For the fourth quarter of fiscal year 2005, our effective income tax rate is expected to be approximately 34.0 percent, excluding the effect of any discrete items in the remaining three months of the year.
The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The FASB issued FASB Staff Position 109-2 in December 2004, which requires the recording of tax expense if and when an entity decides to repatriate foreign earnings subject to the Act. As of October 29, 2005, the Company had repatriated $25 million pursuant to the Act. The Company anticipates that it will repatriate an additional $20 million to $40 million prior to its fiscal year end.
NOTE 11. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

(dollars in millions)	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net earnings	$21.9	$6.6	$72.0	$24.5

Foreign currency translation adjustments	2.5	5.2	3.6	4.4

Total comprehensive income	$24.4	$11.8	$75.6	$28.9

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

NOTE 12. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and unearned restricted stock. The calculation of diluted earnings per share for the thirteen-week and thirty-nine-week periods ended October 29, 2005 and October 30, 2004, excludes the impact of 2,427,427 and 7,898,570 stock options and 3,673,635 and 8,048,796 stock options, respectively, because to include them would be anti-dilutive.
The following table presents a reconciliation of the numerators and denominators of basic and diluted earnings per share from continuing operations:

(dollars and shares in millions, except per share)	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Diluted Computation:

Net earnings from continuing operations	$21.9	$12.5	$75.4	$50.2

Weighted average common shares outstanding	67.7	68.0	67.4	68.0

Net effect of dilutive stock options and unearned restricted stock based on the treasury stock method	0.4	—	0.2	—

Outstanding shares for diluted earnings per share	68.1	68.0	67.6	68.0

Diluted earnings per share from continuing operations	$0.32	$0.19	$1.11	$0.74

Basic Computation:

Net earnings from continuing operations	$21.9	$12.5	$75.4	$50.2

Weighted average common shares outstanding	67.7	68.0	67.4	68.0

Basic earnings per share from continuing operations	$0.32	$0.19	$1.12	$0.74

NOTE 13. SEGMENT REPORTING (Restated). The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands and operations in Japan. The Company’s operations in its Central American Region, its South American Region and Japan are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $5.0 million during the third quarter of 2005 and $5.9 million during the same period in 2004. For the first nine months of 2005, these total costs and fees amounted to $14.4 million, compared with $15.3 million during the same period in 2004. In addition, during the third quarter of 2005 the Company recorded a $3.1 million reimbursement from the Payless Domestic segment to the Payless International segment. The Company’s reporting period for its operations in the South American Region, the Central American Region and Japan is a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
During the third quarter of 2005, the Company determined that certain 2004 eliminating journal entries were not recorded in the correct segment. The effect of these errors on previously reported segment information is as follows:

	Operating Profit from Continuing Operations
	As previously
(dollars in millions)	reported	Adjustment	As restated
Thirty-nine weeks ended October 30, 2004:

Payless Domestic	$62.0	$8.6	$70.6
Payless International	12.2	(8.6)	3.6

	$74.2	$—	$74.2

These classification errors did not affect the segment disclosures for the thirteen weeks ended October 30, 2004. Information on the segments is as follows:

(dollars in millions)	Payless Domestic	Payless International	Payless Consolidated
Thirteen weeks ended October 29, 2005:

Revenues from external customers	$576.3	$90.6	$666.9
Operating profit from continuing operations	23.5	10.0	33.5

Thirty-nine weeks ended October 29, 2005:

Revenues from external customers	$1,793.5	$262.5	$2,056.0
Operating profit from continuing operations	92.5	22.2	114.7
Total assets	1,128.7	164.5	1,293.2

Thirteen weeks ended October 30, 2004:

Revenues from external customers	$579.2	$82.2	$661.4
Operating profit from continuing operations	16.5	5.0	21.5

Thirty-nine weeks ended October 30, 2004 (as restated):

Revenues from external customers	$1,811.2	$238.1	$2,049.3
Operating profit from continuing operations	70.6	3.6	74.2
Total assets	1,056.0	181.0	1,237.0
As of January 29, 2005, total assets in the Payless Domestic and Payless International segments were $1,076.2 million and $163.6 million, respectively. Total assets for the Payless Domestic segment include $5.9 million in goodwill as of October 29, 2005, October 30, 2004 and January 29, 2005.
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
NOTE 15. COMMITMENTS AND CONTINGENCIES.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.

On or about January 20, 2000, a complaint was filed against the Company in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief, unspecified treble monetary damages, attorneys’ fees, interest and costs for patent infringement. The Company believes it has meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
NOTE 16. HURRICANES KATRINA, RITA, and WILMA. Hurricanes Katrina and Rita struck the Gulf Coast on August 29, 2005, and September 24, 2005, respectively. The Company closed approximately 130 stores in areas impacted by Hurricane Katrina. As of the end of the third quarter, 23 of those stores were not open for operations. Store closings related to Hurricane Rita peaked at approximately 139 stores and as of the end of the third quarter, five stores impacted by Rita were not open for operations. Hurricane Wilma struck Florida on October 24, 2005. The Company closed approximately 120 stores in areas impacted by Hurricane Wilma, and as of the end of the third quarter, 32 of those stores have not been reopened for operations. The Company maintains business interruption insurance. As a result of these Hurricanes, certain merchandise inventory was destroyed and written off. The Company is insured at the selling price of the inventory less a deductible and believes it will be reimbursed in excess of the net book value of the merchandise inventory. The Company also recorded asset impairments related to long-lived assets that were damaged by the Hurricanes, and continues to assess cost related to property loss, clean-up efforts and lost profits.
NOTE 17. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, to provide an alternate transition method for the implementation of SFAS No. 123(R). Some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS No. 123(R) for recognition purposes. This method comprises (a) a computational component that establishes a beginning balance of the additional paid-in capital (“APIC”) pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company will apply the principles set forth in this FSP upon its adoption of SFAS No. 123(R). SFAS No. 123(R) is effective for the first interim reporting period of the Company’s 2006 fiscal year.
In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements. Further, the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will apply the principles set forth in this FSP upon its adoption of SFAS No. 123(R). SFAS No. 123(R) is effective for the first interim reporting period of the Company’s 2006 fiscal year.
In October 2005, the FASB the issued FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires the rental costs recognized for ground or building operating leases during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company’s current accounting follows FSP 13-1 and therefore it is not expected to have an impact on the financial statements.
In September 2005, the FASB issued FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument, originally subject to SFAS No. 123(R), becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The Company will apply the principles set forth in this FSP upon its adoption of SFAS No. 123(R). SFAS No. 123(R) is effective for the first interim reporting period of the Company’s 2006 fiscal year.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and addresses the diverse accounting practices that have developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. In addition, FIN 47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when the tangible long-lived asset is obtained, if the liability’s fair value can be reasonably estimated. FIN 47 is effective no later than the end of fiscal year ending January 28, 2006. The Company is currently evaluating the impact of FIN 47 on its financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 was issued primarily to improve the comparability of accounting for exchanges of nonmonetary assets with the International Accounting Standards Board. SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. APB Opinion No. 29 included some exceptions to measuring exchanges at fair value. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, though early adoption is encouraged. The application of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) provides accounting guidance for stock-based payments to employees. SFAS 123(R) revises SFAS 123 by eliminating the use of the recognition and measurement provisions of APB No. 25 and requires all companies to use the fair value method of measuring stock compensation expense. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows.
SFAS 123(R) is effective for the first interim reporting period of the Company’s 2006 fiscal year. The Company is in the process of evaluating the statement’s impact on its consolidated financial statements.
NOTE 18. SUBSIDIARY GUARANTORS OF SENIOR NOTES — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Restated). The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
During the third quarter of 2005, the Company determined that certain 2004 eliminating journal entries were not recorded in the correct subsidiary. The errors overstated net earnings of the Non-guarantor Subsidiaries by $8.6 million for the thirty-nine weeks ended October 30, 2004. The errors did not impact the net earnings of the Guarantor Subsidiaries for any period. The errors also overstated total shareowners’ equity and understated total current liabilities of the Non-guarantor Subsidiaries, and overstated total assets and total current liabilities of the Guarantor Subsidiaries by $8.6 million as of October 30, 2004 and January 29, 2005. The errors did not impact the total shareowners’ equity of the Guarantor Subsidiaries for any period. These subsidiary-related errors did not affect the Consolidated Statements of Earnings, Balance Sheets, Statements of Cash Flows or Statements of Shareowners’ Equity for any period previously reported. Additionally, these errors did not affect historical net cash flows or compliance with any debt covenants.
The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings and cash flows for Payless ShoeSource, Inc., a Delaware corporation (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and the Company for the thirteen-week and thirty-nine-week periods ended October 29, 2005, and October 30, 2004, and the related condensed consolidating balanced sheets as of October 29, 2005, October 30, 2004, and January 29, 2005. With the exception of operations in the Central American Region, the South American Region and Japan in which the Company has a 60-percent ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
The Non-guarantor Subsidiaries are made up of the Company’s retail operations in the Central American and South American Regions, Canada, Saipan, Puerto Rico and Japan and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. The operations in the Central American, South American Regions and Japan use a December 31 year-end. Operations in the Central American Region, the South American Region and Japan are included in our results on a one-month lag relative to results from other regions. The effect of this one-month lag on our financial position and results of operations is not significant.
Under the indenture governing the Notes, the Company’s subsidiaries in Singapore and Japan are designated as unrestricted. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant.

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of October 29, 2005

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$285.6	$119.8	$—	$405.4
Restricted cash	—	—	2.0	—	2.0
Inventories	—	283.3	61.7	(2.3)	342.7
Current deferred income taxes	—	18.2	—	—	18.2
Other current assets	26.3	93.1	20.1	(76.0)	63.5
Current assets of discontinued operations	—	2.4	—	—	2.4

Total current assets	26.3	682.6	203.6	(78.3)	834.2

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,053.8	139.0	—	1,192.8
Accumulated depreciation and amortization	—	(736.3)	(75.1)	—	(811.4)

Property and equipment, net	—	325.2	63.9	—	389.1

Favorable leases, net	—	19.0	—	—	19.0
Deferred income taxes	—	13.6	10.4	—	24.0
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,148.8	445.4	1.7	(1,574.9)	21.0

Total assets	$1,175.1	$1,491.7	$279.6	$(1,653.2)	$1,293.2

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$1.2	$—	$1.6
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	131.4	73.2	(64.4)	140.2
Accrued expenses	22.5	138.3	13.9	(13.9)	160.8
Current liabilities of discontinued operations	—	5.0	—	—	5.0

Total current liabilities	22.5	275.1	90.3	(78.3)	309.6

Long-term debt	480.3	0.7	6.4	(283.2)	204.2
Other liabilities	1.9	85.3	12.3	—	99.5
Minority interest	—	—	9.5	—	9.5
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	670.4	1,130.6	161.1	(1,291.7)	670.4

Total liabilities and shareowners’ equity	$1,175.1	$1,491.7	$279.6	$(1,653.2)	$1,293.2

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of October 30, 2004 (As Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$158.2	$58.0	$—	$216.2
Marketable securities, available for sale	—	9.0	—	—	9.0
Restricted cash	—	—	18.5	—	18.5
Inventories	—	295.7	69.2	(3.2)	361.7
Current deferred income taxes	—	26.8	—	—	26.8
Other current assets	14.1	63.4	40.0	(50.7)	66.8
Current assets of discontinued operations	—	15.6	2.3	—	17.9

Total current assets	14.1	568.7	188.0	(53.9)	716.9

Property and Equipment:
Land	—	8.0	—	—	8.0
Property, buildings and equipment	—	1,081.0	135.9	—	1,216.9
Accumulated depreciation and amortization	—	(737.8)	(64.6)	—	(802.4)

Property and equipment, net	—	351.2	71.3	—	422.5

Favorable leases, net	—	22.7	—	—	22.7
Deferred income taxes	—	24.5	10.7	—	35.2
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,106.1	444.5	1.6	(1,526.5)	25.7
Non-current assets of discontinued operations	—	7.7	0.4	—	8.1

Total assets	$1,120.2	$1,425.2	$272.0	$(1,580.4)	$1,237.0

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$1.1	$2.4	$—	$3.5
Notes payable	—	—	18.5	—	18.5
Accounts payable	—	80.7	65.7	(40.4)	106.0
Accrued expenses	3.1	150.9	24.1	(13.5)	164.6
Current liabilities of discontinued operations	—	5.3	0.6	—	5.9

Total current liabilities	3.1	238.0	111.3	(53.9)	298.5

Long-term debt	480.0	1.1	4.0	(283.0)	202.1
Other liabilities	1.5	103.7	14.6	(32.4)	87.4
Non-current liabilities of discontinued operations	—	8.4	0.1	—	8.5
Minority interest	—	—	7.5	—	7.5
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	635.6	1,074.0	134.5	(1,211.1)	633.0

Total liabilities and shareowners’ equity	$1,120.2	$1,425.2	$272.0	$(1,580.4)	$1,237.0

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 29, 2005 (As Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$210.8	$78.8	$—	$289.6
Marketable securities, available for sale	—	5.0	—	—	5.0
Restricted cash	—	—	3.0	—	3.0
Inventories	—	277.1	71.0	(2.8)	345.3
Current deferred income taxes	—	21.9	—	—	21.9
Other current assets	16.8	50.6	50.1	(60.9)	56.6
Current assets of discontinued operations	—	8.5	—	—	8.5

Total current assets	16.8	573.9	202.9	(63.7)	729.9

Property and Equipment:
Land	—	8.0	—	—	8.0
Property, buildings and equipment	—	1,051.3	135.6	—	1,186.9
Accumulated depreciation and amortization	—	(705.7)	(66.9)	—	(772.6)

Property and equipment, net	—	353.6	68.7	—	422.3

Favorable leases, net	—	21.7	—	—	21.7
Deferred income taxes	—	25.1	11.3	—	36.4
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,067.1	439.9	1.9	(1,485.4)	23.5
Non-current assets of discontinued operations	—	0.1	—	—	0.1

Total assets	$1,083.9	$1,420.2	$284.8	$(1,549.1)	$1,239.8

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Notes payable	—	—	3.0	—	3.0
Accounts payable	—	122.0	77.4	(39.1)	160.3
Accrued expenses	7.2	156.9	20.2	(24.6)	159.7
Current liabilities of discontinued operations	—	15.0	—	—	15.0

Total current liabilities	7.2	294.2	100.6	(63.7)	338.3

Long-term debt	480.2	0.9	6.4	(283.2)	204.3
Other liabilities	1.5	82.8	13.7	(4.4)	93.6
Minority interest	—	—	8.6	—	8.6
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	595.0	1,042.3	155.5	(1,197.8)	595.0

Total liabilities and shareowners’ equity	$1,083.9	$1,420.2	$284.8	$(1,549.1)	$1,239.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended October 29, 2005

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$608.2	$188.7	$(130.0)	$666.9
Cost of sales	—	430.6	145.6	(127.8)	448.4

Gross Margin	—	177.6	43.1	(2.2)	218.5
Selling, general and administrative expense	1.1	159.9	25.0	(2.2)	183.8
Restructuring charges	—	1.2	—	—	1.2

Operating (loss) profit from continuing operations	(1.1)	16.5	18.1	—	33.5
Interest expense	8.1	0.2	0.3	(3.9)	4.7
Interest income	—	(6.8)	(0.3)	3.9	(3.2)
Equity in earnings of subsidiaries	(27.8)	(7.3)	—	35.1	—

Earnings from continuing operations before income taxes and minority interest	18.6	30.4	18.1	(35.1)	32.0
(Benefit) provision for income taxes	(3.3)	2.6	10.0	—	9.3

Earnings from continuing operations before minority interest	21.9	27.8	8.1	(35.1)	22.7
Minority interest, net of income tax	—	—	(0.8)	—	(0.8)

Net earnings from continuing operations	21.9	27.8	7.3	(35.1)	21.9
Loss from discontinued operations, net of income taxes and minority interest	—	—	—	—	—

Net earnings	$21.9	$27.8	$7.3	$(35.1)	$21.9

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended October 30, 2004

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$611.6	$163.9	$(114.1)	$661.4
Cost of sales	—	442.3	130.0	(112.0)	460.3

Gross Margin	—	169.3	33.9	(2.1)	201.1
Selling, general and administrative expense	0.8	145.1	31.9	(2.1)	175.7
Restructuring charges	—	3.9	—	—	3.9

Operating (loss) profit from continuing operations	(0.8)	20.3	2.0	—	21.5
Interest expense	6.9	0.1	0.8	(2.3)	5.5
Interest income	—	(2.9)	(0.6)	2.3	(1.2)
Equity in (earnings) loss of subsidiaries	(11.8)	3.2	—	8.6	—

Earnings (loss) from continuing operations before income taxes and minority interest	4.1	19.9	1.8	(8.6)	17.2
(Benefit) provision for income taxes	(2.5)	3.7	3.7	—	4.9

Earnings (loss) from continuing operations before minority interest	6.6	16.2	(1.9)	(8.6)	12.3
Minority interest, net of income tax	—	—	0.2	—	0.2

Net earnings (loss) from continuing operations	6.6	16.2	(1.7)	(8.6)	12.5
Loss from discontinued operations, net of income taxes and minority interest	—	(4.4)	(1.5)	—	(5.9)

Net earnings (loss)	$6.6	$11.8	$(3.2)	$(8.6)	$6.6

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirty-nine Weeks Ended October 29, 2005

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,882.9	$546.6	$(373.5)	$2,056.0
Cost of sales	—	1,293.3	430.5	(365.8)	1,358.0

Gross Margin	—	589.6	116.1	(7.7)	698.0
Selling, general and administrative expense	3.4	507.5	78.2	(7.7)	581.4
Restructuring charges	—	1.9	—	—	1.9

Operating (loss) profit from continuing operations	(3.4)	80.2	37.9	—	114.7
Interest expense	23.3	0.9	1.0	(10.6)	14.6
Interest income	—	(17.0)	(1.1)	10.6	(7.5)
Equity in earnings of subsidiaries	(89.2)	(25.9)	—	115.1	—

Earnings from continuing operations before income taxes and minority interest	62.5	122.2	38.0	(115.1)	107.6
(Benefit) provision for income taxes	(9.5)	29.6	11.8	—	31.9

Earnings from continuing operations before minority interest	72.0	92.6	26.2	(115.1)	75.7
Minority interest, net of income tax	—	—	(0.3)	—	(0.3)

Net earnings from continuing operations	72.0	92.6	25.9	(115.1)	75.4
Loss from discontinued operations, net of income taxes and minority interest	—	(3.4)	—	—	(3.4)

Net earnings	$72.0	$89.2	$25.9	$(115.1)	$72.0

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirty-nine Weeks Ended October 30, 2004 (As Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,901.5	$492.0	$(344.2)	$2,049.3
Cost of sales	—	1,345.8	403.9	(337.8)	1,411.9

Gross Margin	—	555.7	88.1	(6.4)	637.4
Selling, general and administrative expense	1.8	455.4	94.8	(6.4)	545.6
Restructuring charges	—	17.0	0.6	—	17.6

Operating (loss) profit from continuing operations	(1.8)	83.3	(7.3)	—	74.2
Interest expense	19.6	0.4	3.5	(6.8)	16.7
Interest income	—	(7.9)	(2.4)	6.8	(3.5)
Equity in (earnings) loss of subsidiaries	(38.4)	12.1	—	26.3	—

Earnings (loss) from continuing operations before income taxes and minority interest	17.0	78.7	(8.4)	(26.3)	61.0
(Benefit) provision for income taxes	(7.5)	23.8	(1.2)	—	15.1

Earnings from continuing operations before minority interest	24.5	54.9	(7.2)	(26.3)	45.9
Minority interest, net of income tax	—	—	4.3	—	4.3

Net earnings from continuing operations	24.5	54.9	(2.9)	(26.3)	50.2
Loss from discontinued operations, net of income taxes and minority interest	—	(16.5)	(9.2)	—	(25.7)

Net earnings (loss)	$24.5	$38.4	$(12.1)	$(26.3)	$24.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirty-nine Weeks Ended October 29, 2005

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$72.0	$89.2	$25.9	$(115.1)	$72.0
Loss from discontinued operations, net of income taxes and minority interest	—	(3.4)	—	—	(3.4)

Net earnings from continuing operations	72.0	92.6	25.9	(115.1)	75.4
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	6.5	0.3	—	6.8
Depreciation and amortization	—	60.9	7.4	—	68.3
Amortization of deferred financing costs	0.1	0.8	—	—	0.9
Amortization of unearned restricted stock	0.8	—	—	—	0.8
Deferred income taxes	—	15.2	1.2	—	16.4
Minority interest, net of income taxes	—	—	0.3	—	0.3
Income tax benefit of stock option exercises	1.2	—	—	—	1.2
Changes in working capital:
Inventories	—	(6.2)	10.0	(0.5)	3.3
Other current assets	(9.5)	(42.5)	31.4	15.1	(5.5)
Accounts payable	—	13.2	(5.4)	(25.3)	(17.5)
Accrued expenses	15.3	(11.2)	(6.5)	10.7	8.3
Other assets and liabilities, net	(77.7)	(29.5)	(0.5)	115.1	7.4

Net cash used in discontinued operations	—	(7.2)	—	—	(7.2)

Cash flow provided by operating activities	2.2	92.6	64.1	—	158.9

Investing Activities:

Capital expenditures	—	(47.0)	(2.6)	—	(49.6)
Dispositions of property and equipment	—	0.8	—	—	0.8
Restricted cash	—	—	1.0	—	1.0
Sales of marketable securities	—	5.0	—	—	5.0
Investment in subsidiaries	—	23.6	—	(23.6)	—

Cash flow used in investing activities from continuing operations	—	(17.6)	(1.6)	(23.6)	(42.8)

Financing Activities:

Issuance of notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	—	1.2	—	1.2
Repayment of debt		(0.2)			(0.2)
Issuances of common stock	14.6	—	—	—	14.6
Purchases of common stock	(16.8)	—	—	—	(16.8)
Distributions to parents	—	—	(23.6)	23.6	—
Contributions by minority owners	—	—	0.9	—	0.9

Cash flow used in financing activities from continuing operations	(2.2)	(0.2)	(22.5)	23.6	(1.3)

Effect of exchange rate changes on cash	—	—	1.0	—	1.0

Increase in cash and cash equivalents	—	74.8	41.0	—	115.8
Cash and cash equivalents, beginning of period	—	210.8	78.8	—	289.6

Cash and cash equivalents, end of period	$—	$285.6	$119.8	$—	$405.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirty-nine Weeks Ended October 30, 2004 (As Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings (loss)	$24.5	$38.4	$(12.1)	$(26.3)	$24.5
Loss from discontinued operations, net of income taxes and minority interest	—	(16.5)	(9.2)	—	(25.7)

Net earnings from continuing operations	24.5	54.9	(2.9)	(26.3)	50.2
Adjustments for non-cash items included in earnings from continuing operations:
Non-cash component of restructuring charges	—	12.0	—	—	12.0
Loss on impairment of and disposal of assets	—	5.5	1.1	—	6.6
Depreciation and amortization	—	62.6	8.6	—	71.2
Amortization of deferred financing costs	—	0.9	—	—	0.9
Amortization of unearned restricted stock	0.5	—	—	—	0.5
Deferred income taxes	—	(6.6)	(6.3)	—	(12.9)
Income tax charge of stock option exercises	(0.1)	—	—	—	(0.1)
Minority interest, net of tax	—	—	(4.3)	—	(4.3)
Changes in working capital:
Inventories	—	12.8	3.9	(1.0)	15.7
Other current assets	(7.5)	8.5	(1.5)	(4.6)	(5.1)
Accounts payable	—	(3.6)	(32.0)	11.6	(23.7)
Accrued expenses	(4.4)	42.8	8.1	(6.0)	41.0
Other assets and liabilities, net	(12.2)	(23.6)	15.2	26.3	5.7
Cash flow provided by (used in) discontinued operations	—	2.5	(2.0)	—	0.5

Cash flow provided by (used in) operating activities	0.8	168.7	(12.1)	—	158.2

Investing Activities:

Capital expenditures	—	(75.1)	(6.9)	—	(82.0)
Restricted cash	—	—	15.0	—	15.0
Purchases of marketable securities	—	(13.0)	—	—	(13.0)
Sale of marketable securities	—	14.0	—	—	14.0
Investment in subsidiaries	—	(2.9)	—	2.9	—

Cash flow (used in) provided by investing activities from continuing operations	—	(77.0)	8.1	2.9	(66.0)

Financing Activities:
Repayment on notes payable	—	—	(15.0)	—	(15.0)
Issuance of debt	—	—	2.4	—	2.4
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.7)	—	—	(0.7)
Issuances of common stock	1.5	—	—	—	1.5
Purchases of common stock	(2.3)	—	—	—	(2.3)
Contributions by parents	—	—	2.9	(2.9)	—
Contributions by minority owners	—	—	1.9	—	1.9

Cash flow used in financing activities from continuing operations	(0.8)	(0.9)	(7.8)	(2.9)	(12.4)

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Increase (decrease) in cash and cash equivalents	—	90.8	(11.3)	—	79.5
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$158.2	$58.0	$—	$216.2

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q and gives effect to the restatements discussed in Notes 13 and 18 to the Condensed Consolidated Financial Statements.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements relating to such matters as anticipated financial performance, international expansion opportunities, consumer spending patterns, capital expenditure plans, business prospects, products, future store openings and closings, possible strategic initiatives and similar matters. Forward looking statements are identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words. A variety of known and unknown risks and uncertainties and other factors could cause actual results and expectations to differ materially from the anticipated results or expectations which include, but are not limited to: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the Company’s suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company has retail locations or otherwise does business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in the value of the dollar relative to the Chinese yuan and other currencies. Please refer to the Company’s 2004 Annual Report on Form 10-K for the fiscal year ended January 29, 2005 for more information on these and other risk factors that could cause actual results to differ. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
OVERVIEW
We are the largest specialty family footwear retailer in the Western Hemisphere with retail stores in the United States, Canada, the Caribbean, the Central American and South American Regions, and Japan. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. Our stores offer fashionable, quality, private label and branded footwear and accessories for women, men and children at affordable prices in a self-selection shopping format.
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
For the third quarter of 2005, total sales increased 0.8 percent, or $5.5 million, to $666.9 million as compared to the third quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, increased 3.0 percent. Gross margin was 32.8 percent of sales in the current year’s third quarter, versus 30.4 percent in the prior year’s third quarter. For the first nine months of 2005, total sales increased 0.3 percent, or $6.7 million, to $2,056.0 million as compared to the first nine months of 2004. Same-store sales increased 2.4 percent. Gross margin was 33.9 percent of sales in the first nine months of 2005, versus 31.1 percent in the same period in 2004. The improvement in gross margin resulted primarily from more favorable initial mark-on relative to last year and the positive leverage on occupancy costs due to increased same-store sales.
Our cash and cash equivalents balance at the end of the 2005 third quarter was $405.4 million, an increase of $115.8 million from the end of 2004 and $189.2 million over the 2004 third quarter. Total inventories at the end of the 2005 third quarter were $342.7 million, a reduction of $19.0 million from the 2004 third quarter. Total inventory at cost per store declined by 1.6 percent.

We are committed to building on our unique and powerful platform as the largest specialty family footwear retailer in the Western hemisphere in order to inspire fun fashion possibilities for the family. We intend to accomplish this goal by leveraging our solid infrastructure in the areas of our distribution network, our supply chain in the sourcing area, our merchandising systems, and our scale. We intend to continue to build on these core competencies while working through the customer’s eyes to improve upon every facet of our business. Our objective is to have style, fashion and other aspirational brand attributes represent our value proposition, supported by compelling prices. In order to enhance our in-store customer experience, we are reallocating a portion of our capital and expanding our investments in technology, maintenance, and store design. We are currently testing new store formats, and have engaged a firm to help us evaluate enhancements to our overall store design. Going forward, we will focus on building stronger emotional connections with the consumer through enticing differentiated product, powerful brand communications and a compelling point of sale experience.
REVIEW OF OPERATIONS
The following discussion summarizes the significant factors affecting operating results for third quarter and nine months ended October 29, 2005 (2005) compared with October 30, 2004 (2004).
NET EARNINGS
We recorded net earnings of $21.9 million in the third quarter of 2005 compared with net earnings of $6.6 million in the third quarter of 2004. For the first nine months of 2005, net earnings were $72.0 million compared with $24.5 million in the 2004 period.
The following table presents the components of costs and expenses, as a percent of revenues, for the third quarter and first nine months of 2005 and 2004.

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	69.6	66.1	68.9

Gross margin	32.8	30.4	33.9	31.1
Selling, general and administrative expense	27.6	26.6	28.3	26.6
Restructuring charges	0.2	0.5	0.1	0.9

Operating profit from continuing operations	5.0	3.3	5.5	3.6
Interest expense	0.7	0.9	0.7	0.8
Interest income	(0.5)	(0.2)	(0.3)	(0.2)

Earnings from continuing operations before income taxes and minority interest	4.8	2.6	5.1	3.0
Effective income tax rate*	29.1%	28.5%	29.6%	24.8%

Earnings from continuing operations before minority interest	3.4	1.9	3.7	2.2
Minority interest, net of income taxes	(0.1)	—	—	0.2

Net earnings from continuing operations	3.3	1.9	3.7	2.4
Loss from discontinued operations, net of income taxes and minority interest	—	(0.9)	(0.2)	(1.3)

Net earnings	3.3%	1.0%	3.5%	1.2%

*	Percent of pre-tax earnings

NET SALES
Net sales are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts, and exclude sales and sales-related taxes. Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its GAAP sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the third quarter and first nine months of 2005 and 2004 exclude all stores in the South American and Central American Regions and Japan.
Sales percent increases (decreases) are as follows:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Net Sales	0.8%	(2.6)%	0.3%	0.2%
Same-store Sales	3.0	(2.8)	2.4	(0.3)
Average selling price per unit	8.6	9.0	6.7	8.4
Unit volume	(6.9)	(11.5)	(5.9)	(7.8)
Footwear average selling price per unit	3.8	9.9	4.1	5.4
Footwear unit volume	(1.4)%	(12.4)%	(2.7)%	(5.4)%
Net sales for the 2005 third quarter totaled $666.9 million compared with $661.4 million in the 2004 third quarter. The quarter-to-quarter increase in net sales is primarily due to increases in average selling price, offset by a decrease in footwear unit volume. The decrease in footwear unit volume reflects the lower store count, offset by an increase in unit sales per store. Same-store sales increased in the third quarter of 2005 from 2004 primarily due to positive performance in women’s dress, women’s casual, and children’s footwear, offset by weaker performances in men’s dress and casual shoes and women’s boots.
Net sales for the first nine months of 2005 totaled $2,056.0 million compared with $2,049.3 million in the first nine months of 2004. Year-to-date net sales increased due to increases in average selling price, offset by a decrease in footwear unit volume. The decrease in footwear unit volume reflects the lower store count, offset by an increase in unit sales per store. Same-store sales increased in the first nine months of 2005 from 2004 primarily due to women’s and children’s footwear, offset by weaker performances in men’s and accessories products. Within the women’s category, dress, athletics and casual had positive performances. Within the children’s category, girls’ and athletics had positive performances.
COST OF SALES
Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $448.4 million in the 2005 third quarter, down 2.6 percent from $460.3 million in the 2004 third quarter. For the first nine months of 2005, cost of sales was $1,358.0 million, down 3.8 percent from $1,411.9 million in the first nine months of 2004.
As a percentage of net sales, cost of sales was 67.2 percent in the third quarter of 2005, compared with 69.6 percent in the third quarter of 2004. As a percentage of net sales, cost of sales was 66.1 percent in the first nine months of 2005, compared with 68.9 percent in the first nine months of 2004. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial mark-on relative to last year.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $183.8 million in the third quarter of 2005, an increase of 4.6 percent from $175.7 million in the third quarter of 2004. For the first nine months of 2005, selling, general and administrative expenses were $581.4 million, an increase of 6.6 percent from $545.6 million in the 2004 period.
As a percentage of net sales, selling, general and administrative expenses were 27.6 percent during the third quarter of 2005 compared with 26.6 percent in the third quarter of 2004. For the first nine months of 2005, selling, general and administrative expenses as a percentage of net sales were 28.3 percent compared with 26.6 percent in the 2004 period.
The increase in the third quarter of 2005 was primarily the result of $5.2 million in additional costs for employee incentive programs, $1.6 million in increased supplies cost, $1.1 million in additional costs for professional services, and $0.7 million in additional costs for credit card usage. These increases were partially offset by a $3.6 million reduction in payroll, reflecting reduced store count. The increase in the first nine months of 2005 was primarily the result of $20.8 million in additional costs for employee incentive programs, $8.8 million in increased advertising costs, $7.8 million in management transition costs, $4.5 million in additional costs for professional services, $2.4 million in increased costs for credit card usage, and $1.9 million in increased supplies cost. These increases were partially offset by a $8.6 million reduction in payroll and a $2.9 million reduction in general insurance costs during the first nine months of 2005.
RESTRUCTURING CHARGES
During the third quarter of 2005, we recorded a $1.2 million restructuring charge related to the settlement of certain employment related matters, as discussed in our Form 8-K, filed on November 7, 2005. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
INTEREST EXPENSE (INCOME)
Interest expense decreased from $5.5 million in the third quarter of 2004 to $4.7 million in the third quarter of 2005 due primarily to a reduction in demand notes payable. Interest income increased from $1.2 million in the third quarter of 2004 to $3.2 million in the third quarter of 2005 due primarily to an increase in cash and cash equivalents and an increase in interest rates, partially offset by a reduction in restricted cash. For the first nine months of 2005 interest expense was $14.6 million compared to $16.7 million in the first nine months of 2004 due primarily to a reduction in demand notes payable. Interest income increased from $3.5 million in the first nine months of 2004 to $7.5 million in the first nine months of 2005 due primarily to an increase in cash and cash equivalents.
EFFECTIVE INCOME TAX RATE
Our effective income tax rate on continuing operations was 29.1 percent during the third quarter of 2005, including the discrete benefit of released tax reserves relating to favorable settlements on income tax audits and an adjustment to reflect a cumulative effective income tax rate of 29.6 percent for the first nine months of 2005. The difference between the statutory and effective rate is primarily due to a decrease in excess tax reserves as a result of audit settlements, rate differential on foreign earnings, and Federal employment tax credits. Our effective income tax rate on continuing operations was 28.5 percent during the third quarter of 2004, including an adjustment to reflect a cumulative effective income tax rate of 24.8 percent for the first nine months of 2004. Our effective income tax rate on continuing operations was 29.6 percent for the first nine months of 2005, including the benefit of released tax reserves relating to favorable income tax audit settlements. For the fourth quarter of fiscal year 2005, our effective income tax rate is expected to be approximately 34.0 percent, excluding the effect of any discrete items in the remaining three months of the year.
MINORITY INTEREST, NET OF TAX
Minority interest represents our joint venture partners’ share of net earnings or losses on operations in the Central American Region, the South American Region and Japan.
DISCONTINUED OPERATIONS
Discontinued operations included Parade, Peru, Chile and 26 Payless stores in North America. The loss from discontinued operations of $5.9 million, net of income taxes and minority interest, during the third quarter of 2004 relates to the performance of these operations during the quarter as well as disposal costs related to exiting these operations. We exited the discontinued operations during 2004.
HURRICANES KATRINA, RITA, and WILMA.
Hurricanes Katrina and Rita struck the Gulf Coast on August 29, 2005, and September 24, 2005, respectively. We closed approximately 130 stores in areas impacted by Hurricane Katrina. As of the end of the third quarter, 23 of those stores were not open for operations. Store closings related to Hurricane Rita peaked at approximately 139 stores and as of the end of the third quarter, five stores impacted by Rita were not open for operations. Hurricane Wilma struck Florida on October 24, 2005. We closed approximately 120 stores in areas impacted by Hurricane Wilma, and as of the end of the third quarter, 32 of those stores have not been reopened for operations. We maintain business interruption insurance. As a result of these Hurricanes, certain merchandise inventory was destroyed and written off. We are insured at the selling price of the inventory less a deductible and we believe we will be reimbursed in excess of the net book value of the merchandise inventory. We also recorded asset impairments related to long-lived assets that were damaged by the Hurricanes. We believe that we are insured at replacement costs less a deductible for these assets and that the impact from these Hurricanes is not material to our financial condition or statement of earnings for the third quarter and the first nine months of 2005. We continue to assess cost related to property loss, clean-up efforts and lost profits.

LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2005 with a cash and cash equivalents balance of $405.4 million, an increase of $189.2 million over the 2004 third quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.
Cash Flow Provided by Operating Activities
Cash flow provided by operating activities was $158.9 million in the first nine months of 2005, compared with $158.2 million in the 2004 period. As a percentage of net sales, cash flow from operations was 7.7 percent in the first nine months of both 2005 and 2004. The significant changes in cash flow during the first nine months of 2005 as compared with the 2004 period are due to changes in inventories and accrued expenses.
Cash Flow Used in Investing Activities
In the first nine months of 2005, cash used for capital expenditures totaled $49.6 million, compared with $82.0 million for the same period in 2004. We estimate that cash used for capital expenditures will be approximately $70 million in 2005, compared with $104.9 million in 2004. We anticipate that internal cash flow will be sufficient to fund all investing activities for the remainder of the year.
Cash Flow Used in Financing Activities
During the third quarter of 2005, we repurchased approximately 841,000 shares of common stock for approximately $14.4 million, which included the repurchase of approximately 832,000 shares of common stock for $14.3 million under our stock repurchase program. During the first nine months of 2005, we repurchased approximately 997,000 shares of common stock for approximately $16.8 million, which included the repurchase of approximately 957,000 share of common stock for $16.2 million under our stock repurchase program. Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $51 million of common stock plus an amount equal to the proceeds from the sale of equity interests (e.g. exercise of options). This limit may increase based upon our earnings. We have approximately $222 million of remaining common stock repurchase authorization from our Board of Directors.
In January 2004, we entered into a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. We may borrow up to $200 million through the Facility, subject to a sufficient borrowing base. The Facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the agreement governing the Facility. The margin on the Facility varies based upon certain borrowing levels specified in the agreement governing the Facility. The variable interest rate including the applicable variable margin at October 29, 2005, was 5.5 percent. A monthly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at our option. No amounts were drawn on the Facility as of October 29, 2005. Based on our borrowing base, we may borrow up to $188.1 million under the Facility, less $23.3 million in outstanding letters of credit as of October 29, 2005.
In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. As of October 29, 2005, the fair value of the Notes was $202.0 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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

Financial Commitments
For discussion of our contractual obligations, see the discussions of future commitments under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 in our Form 10-K for the fiscal year ended January 29, 2005 and Item 2 in our
Form 10-Q for the quarterly period ended July 30, 2005.
FINANCIAL CONDITION RATIOS
A summary of key financial information for the periods indicated is as follows:

	October 29, 2005	October 30, 2004	January 29, 2005
Current Ratio	2.7	2.4	2.2
Debt-Capitalization Ratio*	23.6%	26.1%	25.9%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 63.5%, 67.0% and 67.3% respectively, for the periods referred to above.
STORE ACTIVITY
As of October 29, 2005, we operated 4,626 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, Japan and the Central and South American Regions. The following table presents the change in store count for the entire company for the third quarter and first nine months of 2005 and 2004. We consider a store relocation to be both a store opening and a store closing.

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Beginning of period	4,625	5,072	4,640	5,042
Stores opened	38	78	110	226
Stores closed	(37)	(128)	(124)	(246)

Ending store count	4,626	5,022	4,626	5,022

The store count as of the end of the third quarter 2005 was 4,626, which included 60 stores not open for operations due to Hurricanes Katrina, Rita and Wilma. As of the end of the 2004 third quarter, we operated 4,804 stores classified as continuing operations.
As of October 29, 2005, we operated 149 stores in the Central America Region, 31 stores in the South America Region, 312 stores in Canada and one store in Japan.
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
FOREIGN CURRENCY RISK
We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the quarters ended October 29, 2005, and October 30, 2004, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
In the third quarter of 2005, approximately 94 percent of our footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the yuan, is currently not a freely convertible currency. The value of the yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 yuan per U.S. dollar. However, on July 21, 2005, the PRC’s government revalued the yuan by 2.1%, setting the exchange rate at 8.11 yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the valuation of the yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of October 28, 2005, the last day of trading in our quarter, the exchange rate was 8.08 yuan per U.S. dollar.
ITEM 4 — CONTROLS AND PROCEDURES
As of October 29, 2005, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the Securities Exchange Commission.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended October 29, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of		Publicly Announced	Purchased Under the Plans or
	Shares Purchased (1)	Average Price Paid	Plans or Programs (2)	Programs (3)
Period	(in Thousands)	per Share	(in Thousands)	(in Millions)
07/31/05 — 08/27/05	30	$18.60	27	$235.7
08/28/05 — 10/01/05	129	17.48	126	233.5
10/02/05 — 10/29/05	682	17.03	679	221.9

Total	841	$17.15	832	$221.9

(1)	We repurchased an aggregate of 8,809 shares of our common stock in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.

(3)	The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.

ITEM 5 — OTHER INFORMATION
During the third quarter of 2005, the Company determined that certain 2004 eliminating journal entries were not recorded in the correct subsidiary.
These errors did not affect our Consolidated Statements of Earnings, Balance Sheets, Statements of Cash Flows or Statements of Shareowners’ Equity for any period previously reported. Additionally, these errors did not affect historical net cash flows or compliance with any debt covenants. However, the errors did affect our previously reported condensed consolidating financial information disclosed in our 2005 quarterly reports on Form 10-Q filed on June 8, 2005, and September 7, 2005, and our consolidating financial information disclosed in our annual report filed on Form 10-K for the year ended January 29, 2005. The Company will not file amended Forms 10-Q/A or 10-K/A, but have restated the prior period segment and condensed consolidating financial information to correct these classification errors in this quarterly report on Form 10-Q and will restate the 2004 segment and condensed consolidating financial information prospectively in our fiscal year 2005 annual report to be filed on Form 10-K.
SEGMENT REPORTING FOOTNOTE
Following is a summary of the effect of the corrections to the segment disclosures for each of the 2004 quarters and for the fiscal year ended January 29, 2005 (the errors did not impact the segment information for the thirteen weeks ended October 30, 2004).

	Operating Profit from Continuing Operations
	As previously
(dollars in millions)	reported	Adjustment	As restated
Thirteen weeks ended May 1, 2004:

Payless Domestic	$25.2	$5.0	$30.2
Payless International	2.7	(5.0)	(2.3)

	$27.9	$—	$27.9

Thirteen weeks ended July 31, 2004:

Payless Domestic	$19.8	$3.6	$23.4
Payless International	4.5	(3.6)	0.9

	$24.3	$—	$24.3

Twenty-six weeks ended July 31, 2004:

Payless Domestic	$45.5	$8.6	$54.1
Payless International	7.2	(8.6)	(1.4)

	$52.7	$—	$52.7

Thirty-nine weeks ended October 30, 2004:

Payless Domestic	$62.0	$8.6	$70.6
Payless International	12.2	(8.6)	3.6

	$74.2	$—	$74.2

Fiscal year ended January 29, 2005:

Payless Domestic	$44.9	$8.6	$53.5
Payless International	16.6	(8.6)	8.0

	$61.5	$—	$61.5

GUARANTOR FOOTNOTE
Following is a summary of the effect of the corrections to the guarantor footnote consolidating financial information disclosures for each of the 2004 quarters, the fiscal year ended January 29, 2005, and the first and second quarters of 2005. The errors overstated net earnings of the Non-guarantor Subsidiaries by $5.0 million for the thirteen weeks ended May 1, 2004, and an additional $3.6 million for the thirteen weeks ended July 31, 2004, resulting in a cumulative overstatement of $8.6 million for the twenty-six weeks ended July 31, 2004, the thirty-nine weeks ended October 30, 2004, and the fiscal year ended January 29, 2005. The errors did not impact the net earnings of the Guarantor Subsidiaries for any period. The errors also overstated total shareowners’ equity and understated total current liabilities of the Non-guarantor Subsidiaries, and overstated total assets and total current liabilities of the Guarantor Subsidiaries by $5.0 million as of May 1, 2004, and by $8.6 million as of July 31, 2004, October 30, 2004, January 29, 2005, April 30, 2005, and July 30, 2005. The errors did not impact the total shareowners’ equity of the Guarantor Subsidiaries for any period.
Following is the May 1, 2004 Condensed Consolidating Financial Information:
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of May 1, 2004 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$88.2	$33.1	$—	$121.3
Marketable securities, available for sale	—	4.0	—	—	4.0
Restricted cash	—	—	33.5	—	33.5
Inventories	—	347.9	80.2	(5.9)	422.2
Current deferred income taxes	—	16.6	0.1	—	16.7
Other current assets	9.0	55.1	38.8	(38.0)	64.9
Current assets of discontinued operations	—	22.1	5.3	—	27.4

Total current assets	9.0	533.9	191.0	(43.9)	690.0

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	610.5	72.0	—	682.5
Furniture, fixtures and equipment	—	448.9	55.3	—	504.2
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,072.0	127.3	—	1,199.3
Accumulated depreciation and amortization	—	(721.2)	(56.2)	—	(777.4)

Property and equipment, net	—	350.8	71.1	—	421.9

Favorable leases, net	—	26.9	—	—	26.9
Deferred income taxes	—	26.7	7.0	—	33.7
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,091.5	434.5	0.7	(1,505.0)	21.7
Non-current assets of discontinued operations	—	18.6	9.6	—	28.2

Total assets	$1,100.5	$1,397.3	$279.4	$(1,548.9)	$1,228.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	88.4	66.2	(28.1)	126.5
Accrued expenses	2.9	134.8	18.2	(15.8)	140.1
Current liabilities of discontinued operations	—	4.4	1.6	—	6.0

Total current liabilities	2.9	228.5	119.5	(43.9)	307.0

Long-term debt	479.8	1.8	4.0	(283.0)	202.6
Other liabilities	—	128.7	13.4	(56.3)	85.8
Non-current liabilities of discontinued operations	—	4.6	0.1	—	4.7
Minority interest	—	—	13.1	—	13.1
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	617.8	1,033.7	129.3	(1,165.7)	615.1

Total liabilities and shareowners’ equity	$1,100.5	$1,397.3	$279.4	$(1,548.9)	$1,228.3

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended May 1, 2004 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$651.4	$161.5	$(120.6)	$692.3
Cost of sales	—	457.1	136.8	(118.4)	475.5

Gross Margin	—	194.3	24.7	(2.2)	216.8
Selling, general and administrative expense	0.5	162.9	27.2	(2.2)	188.4
Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(0.5)	31.4	(2.5)	—	28.4
Interest expense	6.2	0.3	1.1	(2.2)	5.4
Interest income	—	(2.3)	(0.9)	2.2	(1.0)
Equity in (earnings) loss of subsidiaries	(18.4)	1.8	—	16.6	—

Earnings (loss) from continuing operations before income taxes and minority interest	11.7	31.6	(2.7)	(16.6)	24.0
(Benefit) provision for income taxes	(2.4)	10.6	(0.2)	—	8.0

Earnings (loss) from continuing operations before minority interest	14.1	21.0	(2.5)	(16.6)	16.0
Minority interest, net of income tax	—	—	1.9	—	1.9

Net earnings (loss) from continuing operations	14.1	21.0	(0.6)	(16.6)	17.9
Loss from discontinued operations, net of income taxes and minority interest	—	(2.6)	(1.2)	—	(3.8)

Net earnings (loss)	$14.1	$18.4	$(1.8)	$(16.6)	$14.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirteen Weeks Ended May 1, 2004 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$14.1	$18.4	$(1.8)	$(16.6)	$14.1
Loss from discontinued operations, net of income taxes and minority interest	—	(2.6)	(1.2)	—	(3.8)

Net earnings from continuing operations	14.1	21.0	(0.6)	(16.6)	17.9
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	2.6	0.2	—	2.8
Depreciation and amortization	—	21.8	2.8	—	24.6
Amortization of deferred financing costs	—	0.2	—	—	0.2
Amortization of unearned restricted stock	0.2	—	—	—	0.2
Deferred income taxes	—	1.4	(2.2)	—	(0.8)
Minority interest, net of tax	—	—	(1.9)	—	(1.9)
Changes in working capital:
Inventories	—	(39.4)	(10.3)	1.7	(48.0)
Other current assets	(2.4)	16.8	(1.2)	(17.3)	(4.1)
Accounts payable	—	4.1	(31.0)	23.9	(3.0)
Accrued expenses	(4.6)	26.7	2.5	(8.3)	16.3
Other assets and liabilities, net	(6.8)	(10.6)	7.7	16.6	6.9
Cash flow (used in) provided by discontinued operations	—	(5.7)	0.2	—	(5.5)

Cash flow provided by (used in) operating activities	0.5	38.9	(33.8)	—	5.6

Investing Activities:

Capital expenditures	—	(23.8)	(2.4)	—	(26.2)
Purchase of marketable securities	—	(4.0)	—	—	(4.0)
Sales of marketable securities	—	10.0	—	—	10.0

Cash flow used in investing activities from continuing operations	—	(17.8)	(2.4)	—	(20.2)

Financing Activities:

Payment of deferred financing costs	(0.1)	—	—	—	(0.1)
Repayment of debt	—	(0.3)	—	—	(0.3)
Issuances of common stock	0.3	—	—	—	0.3
Purchases of common stock	(0.7)	—	—	—	(0.7)

Cash flow used in financing activities from continuing operations	(0.5)	(0.3)	—	—	(0.8)

Effect of exchange rate changes on cash	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	20.8	(36.2)	—	(15.4)
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$88.2	$33.1	$—	$121.3

Following is the July 31, 2004 Condensed Consolidating Financial Information:
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 31, 2004 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$125.1	$49.9	$—	$175.0
Marketable securities, available for sale	—	9.0	—	—	9.0
Restricted cash	—	—	33.5	—	33.5
Inventories	—	327.7	73.8	(3.3)	398.2
Current deferred income taxes	—	22.4	0.7	—	23.1
Other current assets	11.6	68.5	36.8	(48.7)	68.2
Current assets of discontinued operations	—	16.9	3.7	—	20.6

Total current assets	11.6	569.6	198.4	(52.0)	727.6

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	602.2	68.3	—	670.5
Furniture, fixtures and equipment	—	462.0	61.4	—	523.4
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,076.8	129.7	—	1,206.5
Accumulated depreciation and amortization	—	(733.3)	(60.5)	—	(793.8)

Property and equipment, net	—	343.5	69.2	—	412.7

Favorable leases, net	—	24.3	—	—	24.3
Deferred income taxes	—	25.4	8.5	—	33.9
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,097.7	431.0	0.9	(1,503.1)	26.5
Non-current assets of discontinued operations	—	10.4	1.6	—	12.0

Total assets	$1,109.3	$1,410.1	$278.6	$(1,555.1)	$1,242.9

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.8	$—	$—	$0.8
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	87.5	80.0	(41.0)	126.5
Accrued expenses	7.2	139.0	16.7	(11.0)	151.9
Current liabilities of discontinued operations	—	4.1	0.8	—	4.9

Total current liabilities	7.2	231.4	131.0	(52.0)	317.6

Long-term debt	479.9	1.6	5.6	(283.0)	204.1
Other liabilities	0.3	118.8	12.9	(50.6)	81.4
Non-current liabilities of discontinued operations	—	9.8	0.1	—	9.9
Minority interest	—	—	8.0	—	8.0
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	621.9	1,048.5	121.0	(1,169.5)	621.9

Total liabilities and shareowners’ equity	$1,109.3	$1,410.1	$278.6	$(1,555.1)	$1,242.9

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended July 31, 2004 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$638.5	$166.6	$(109.5)	$695.6
Cost of sales	—	446.4	137.1	(107.4)	476.1

Gross Margin	—	192.1	29.5	(2.1)	219.5
Selling, general and administrative expense	0.5	147.4	35.7	(2.1)	181.5
Restructuring charges	—	13.1	0.6	—	13.7

Operating (loss) profit from continuing operations	(0.5)	31.6	(6.8)	—	24.3
Interest expense	6.5	—	1.6	(2.3)	5.8
Interest income	—	(2.7)	(0.9)	2.3	(1.3)
Equity in (earnings) loss of subsidiaries	(8.2)	7.1	—	1.1	—

Earnings (loss) from continuing operations before income taxes and minority interest	1.2	27.2	(7.5)	(1.1)	19.8
(Benefit) provision for income taxes	(2.6)	9.5	(4.7)	—	2.2

Earnings (loss) from continuing operations before minority interest	3.8	17.7	(2.8)	(1.1)	17.6
Minority interest, net of income tax	—	—	2.2	—	2.2

Net earnings (loss) from continuing operations	3.8	17.7	(0.6)	(1.1)	19.8
Loss from discontinued operations, net of income taxes and minority interest	—	(9.5)	(6.5)	—	(16.0)

Net earnings (loss)	$3.8	$8.2	$(7.1)	$(1.1)	$3.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Twenty-six Weeks Ended July 31, 2004 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,289.9	$328.1	$(230.1)	$1,387.9
Cost of sales	—	903.5	273.9	(225.8)	951.6

Gross Margin	—	386.4	54.2	(4.3)	436.3
Selling, general and administrative expense	1.0	310.3	62.9	(4.3)	369.9
Restructuring charges	—	13.1	0.6	—	13.7

Operating (loss) profit from continuing operations	(1.0)	63.0	(9.3)	—	52.7
Interest expense	12.7	0.3	2.7	(4.5)	11.2
Interest income	—	(5.0)	(1.8)	4.5	(2.3)
Equity in (earnings) loss of subsidiaries	(26.6)	8.9	—	17.7	—

Earnings (loss) from continuing operations before income taxes and minority interest	12.9	58.8	(10.2)	(17.7)	43.8
(Benefit) provision for income taxes	(5.0)	20.1	(4.9)	—	10.2

Earnings (loss) from continuing operations before minority interest	17.9	38.7	(5.3)	(17.7)	33.6
Minority interest, net of income tax	—	—	4.1	—	4.1

Net earnings (loss) from continuing operations	17.9	38.7	(1.2)	(17.7)	37.7
Loss from discontinued operations, net of income taxes and minority interest	—	(12.1)	(7.7)	—	(19.8)

Net earnings (loss)	$17.9	$26.6	$(8.9)	$(17.7)	$17.9

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Twenty-six Weeks Ended July 31, 2004 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings (loss)	$17.9	$26.6	$(8.9)	$(17.7)	$17.9
Loss from discontinued operations, net of income taxes and minority interest	—	(12.1)	(7.7)	—	(19.8)

Net earnings from continuing operations	17.9	38.7	(1.2)	(17.7)	37.7
Adjustments for non-cash items included in earnings from continuing operations:
Non-cash component of restructuring charges	—	13.7	—	—	13.7
Loss on impairment of and disposal of assets	—	4.0	0.7	—	4.7
Depreciation and amortization	—	41.7	5.8	—	47.5
Amortization of deferred financing costs	—	0.5	—	—	0.5
Amortization of unearned restricted stock	0.4	—	—	—	0.4
Deferred income taxes	—	(3.1)	(4.1)	—	(7.2)
Minority interest, net of tax	—	—	(4.1)	—	(4.1)
Changes in working capital:
Inventories	—	(19.2)	(3.4)	(0.9)	(23.5)
Other current assets	(5.0)	3.4	0.3	(6.6)	(7.9)
Accounts payable	—	3.6	(17.1)	11.0	(2.5)
Accrued expenses	(0.3)	33.1	1.1	(3.5)	30.4
Other assets and liabilities, net	(13.0)	(7.7)	3.9	17.7	0.9
Cash flow provided by (used in) discontinued operations	—	3.1	(2.0)	—	1.1

Cash flow provided by (used in) operating activities	—	111.8	(20.1)	—	91.7

Investing Activities:

Capital expenditures	—	(52.1)	(4.1)	—	(56.2)
Purchases of marketable securities	—	(9.0)	—	—	(9.0)
Sale of marketable securities	—	10.0	—	—	10.0
Investment in subsidiaries	—	(2.3)	—	2.3	—

Cash flow used in investing activities from continuing operations	—	(53.4)	(4.1)	2.3	(55.2)

Financing Activities:
Issuance of debt	—	—	1.6	—	1.6
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.5)	—	—	(0.5)
Issuances of common stock	1.0	—	—	—	1.0
Purchases of common stock	(1.0)	—	—	—	(1.0)
Contributions by parents	—	—	2.3	(2.3)	—
Contributions by minority owners	—	—	1.5	—	1.5

Cash flow (used in) provided by financing activities from continuing operations	—	(0.7)	5.4	(2.3)	2.4

Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Increase (decrease) in cash and cash equivalents	—	57.7	(19.4)	—	38.3
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$125.1	$49.9	$—	$175.0

Following is the October 30, 2004 Condensed Consolidating Financial Information:
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of October 30, 2004 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$158.2	$58.0	$—	$216.2
Marketable securities, available for sale	—	9.0	—	—	9.0
Restricted cash	—	—	18.5	—	18.5
Inventories	—	295.7	69.2	(3.2)	361.7
Current deferred income taxes	—	26.8	—	—	26.8
Other current assets	14.1	63.4	40.0	(50.7)	66.8
Current assets of discontinued operations	—	15.6	2.3	—	17.9

Total current assets	14.1	568.7	188.0	(53.9)	716.9

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	607.3	76.0	—	683.3
Furniture, fixtures and equipment	—	469.1	59.9	—	529.0
Property under capital leases	—	4.6	—	—	4.6

Total property and equipment	—	1,089.0	135.9	—	1,224.9
Accumulated depreciation and amortization	—	(737.8)	(64.6)	—	(802.4)

Property and equipment, net	—	351.2	71.3	—	422.5

Favorable leases, net	—	22.7	—	—	22.7
Deferred income taxes	—	24.5	10.7	—	35.2
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,106.1	444.5	1.6	(1,526.5)	25.7
Non-current assets of discontinued operations	—	7.7	0.4	—	8.1

Total assets	$1,120.2	$1,425.2	$272.0	$(1,580.4)	$1,237.0

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$1.1	$2.4	$—	$3.5
Notes payable	—	—	18.5	—	18.5
Accounts payable	—	80.7	65.7	(40.4)	106.0
Accrued expenses	3.1	150.9	24.1	(13.5)	164.6
Current liabilities of discontinued operations	—	5.3	0.6	—	5.9

Total current liabilities	3.1	238.0	111.3	(53.9)	298.5

Long-term debt	480.0	1.1	4.0	(283.0)	202.1
Other liabilities	1.5	103.7	14.6	(32.4)	87.4
Non-current liabilities of discontinued operations		8.4	0.1	—	8.5
Minority interest	—	—	7.5	—	7.5
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	635.6	1,074.0	134.5	(1,211.1)	633.0

Total liabilities and shareowners’ equity	$1,120.2	$1,425.2	$272.0	$(1,580.4)	$1,237.0

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirty-nine Weeks Ended October 30, 2004 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,901.5	$492.0	$(344.2)	$2,049.3
Cost of sales	—	1,345.8	403.9	(337.8)	1,411.9

Gross Margin	—	555.7	88.1	(6.4)	637.4
Selling, general and administrative expense	1.8	455.4	94.8	(6.4)	545.6
Restructuring charges	—	17.0	0.6	—	17.6

Operating (loss) profit from continuing operations	(1.8)	83.3	(7.3)	—	74.2
Interest expense	19.6	0.4	3.5	(6.8)	16.7
Interest income	—	(7.9)	(2.4)	6.8	(3.5)
Equity in (earnings) loss of subsidiaries	(38.4)	12.1	—	26.3	—

Earnings (loss) from continuing operations before income taxes and minority interest	17.0	78.7	(8.4)	(26.3)	61.0
(Benefit) provision for income taxes	(7.5)	23.8	(1.2)	—	15.1

Earnings (loss) from continuing operations before minority interest	24.5	54.9	(7.2)	(26.3)	45.9
Minority interest, net of income tax	—	—	4.3	—	4.3

Net earnings (loss) from continuing operations	24.5	54.9	(2.9)	(26.3)	50.2
Loss from discontinued operations, net of income taxes and minority interest	—	(16.5)	(9.2)	—	(25.7)

Net earnings (loss)	$24.5	$38.4	$(12.1)	$(26.3)	$24.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirty-nine Weeks Ended October 30, 2004 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$24.5	$38.4	$(12.1)	$(26.3)	$24.5
Loss from discontinued operations, net of income taxes and minority interest	—	(16.5)	(9.2)	—	(25.7)

Net earnings from continuing operations	24.5	54.9	(2.9)	(26.3)	50.2
Adjustments for non-cash items included in earnings from continuing operations:
Non-cash component of restructuring charges	—	12.0	—	—	12.0
Loss on impairment of and disposal of assets	—	5.5	1.1	—	6.6
Depreciation and amortization	—	62.6	8.6	—	71.2
Amortization of deferred financing costs	—	0.9	—	—	0.9
Amortization of unearned restricted stock	0.5	—	—	—	0.5
Deferred income taxes	—	(6.6)	(6.3)	—	(12.9)
Income tax charge of stock option exercises	(0.1)	—	—	—	(0.1)
Minority interest, net of tax	—	—	(4.3)	—	(4.3)
Changes in working capital:
Inventories	—	12.8	3.9	(1.0)	15.7
Other current assets	(7.5)	8.5	(1.5)	(4.6)	(5.1)
Accounts payable	—	(3.6)	(31.7)	11.6	(23.7)
Accrued expenses	(4.4)	42.8	8.6	(6.0)	41.0
Other assets and liabilities, net	(12.2)	(23.6)	15.2	26.3	5.7
Cash flow provided by (used in) discontinued operations	—	2.5	(2.0)	—	0.5

Cash flow provided by (used in) operating activities from continuing operations	0.8	168.7	(11.3)	—	158.2

Investing Activities:

Capital expenditures	—	(75.1)	(6.9)	—	(82.0)
Restricted cash	—	—	15.0	—	15.0
Purchase of marketable securities	—	(13.0)	—	—	(13.0)
Sale of marketable securities	—	14.0	—	—	14.0
Investment in subsidiaries	—	(2.9)	—	2.9	—

Cash flow used in investing activities from continuing operations	—	(77.0)	8.1	2.9	(66.0)

Financing Activities:

Repayment on notes payable	—	—	(15.0)	—	(15.0)
Issuance of debt	—	—	2.4	—	2.4
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.7)	—	—	(0.7)
Issuances of common stock	1.5	—	—	—	1.5
Purchases of common stock	(2.3)	—	—	—	(2.3)
Contributions by parents	—	—	2.9	(2.9)	—
Contributions by minority owners	—	—	1.9	—	1.9

Cash flow (used in) provided by financing activities from continuing operations	(0.8)	(0.9)	(7.8)	(2.9)	(12.4)

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Increase (decrease) in cash and cash equivalents	—	90.8	(11.3)	—	79.5
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$158.2	$58.0	$—	$216.2

Following is the January 29, 2005 Condensed Consolidating Financial Information:
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 29, 2005 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$210.8	$78.8	$—	$289.6
Marketable securities	—	5.0	—	—	5.0
Restricted cash	—	—	3.0	—	3.0
Inventories	—	277.1	71.0	(2.8)	345.3
Current deferred income taxes	—	21.9	—	—	21.9
Other current assets	16.8	50.6	50.1	(60.9)	56.6
Current assets of discontinued operations	—	8.5	—	—	8.5

Total current assets	16.8	573.9	202.9	(63.7)	729.9

Property and Equipment:
Land	—	8.0	—	—	8.0
Buildings and leasehold improvements	—	597.1	76.2		673.3
Furniture, fixtures and equipment	—	450.4	59.4		509.8
Property under capital leases	—	3.8	—	—	3.8

Total property and equipment	—	1,059.3	135.6	—	1,194.9
Accumulated depreciation and amortization	—	(705.7)	(66.9)	—	(772.6)

Property and equipment, net	—	353.6	68.7	—	422.3

Favorable leases, net	—	21.7	—	—	21.7
Deferred income taxes	—	25.1	11.3	—	36.4
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,067.1	439.9	1.9	(1,485.4)	23.5
Non-current assets of discontinued operations	—	0.1	—	—	0.1

Total assets	$1,083.9	$1,420.2	$284.8	$(1,549.1)	$1,239.8

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Notes payable	—	—	3.0	—	3.0
Accounts payable	—	122.0	77.4	(39.1)	160.3
Accrued expenses	7.2	156.9	20.2	(24.6)	159.7
Current liabilities of discontinued operations	—	15.0	—	—	15.0

Total current liabilities	7.2	294.2	100.6	(63.7)	338.3

Long-term debt	480.2	0.9	6.4	(283.2)	204.3
Other liabilities	1.5	82.8	13.7	(4.4)	93.6
Minority interest	—	—	8.6	—	8.6
Commitments and contingencies	—	—	—	—	—
Total shareowners’ equity	595.0	1,042.3	155.5	(1,197.8)	595.0

Total liabilities and shareowners’ equity	$1,083.9	$1,420.2	$284.8	$(1,549.1)	$1,239.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Year Ended January 29, 2005 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,457.0	$652.5	$(453.0)	$2,656.5
Cost of sales	—	1,752.3	530.6	(446.0)	1,836.9

Gross Margin	—	704.7	121.9	(7.0)	819.6
Selling, general and administrative expense	2.4	639.0	98.8	(7.0)	733.2
Restructuring charges	—	24.4	0.5	—	24.9

Operating (loss) profit from continuing operations	(2.4)	41.3	22.6	—	61.5
Interest expense	26.9	0.6	4.1	(9.5)	22.1
Interest income	—	(11.8)	(3.0)	9.5	(5.3)
Equity in earnings of subsidiaries	(17.0)	(16.5)	—	33.5	—

(Loss) earnings from continuing operations before income taxes and minority interest	(12.3)	69.0	21.5	(33.5)	44.7
(Benefit) provision for income taxes	(10.3)	24.6	(1.1)	—	13.2

(Loss) earnings from continuing operations before minority interest	(2.0)	44.4	22.6	(33.5)	31.5
Minority interest, net of income tax	—	—	3.6	—	3.6

Net (loss) earnings from continuing operations	(2.0)	44.4	26.2	(33.5)	35.1
Loss from discontinued operations, net of income taxes and minority interest	—	(27.4)	(9.7)	—	(37.1)

Net (loss) earnings	$(2.0)	$17.0	$16.5	$(33.5)	$(2.0)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Year Ended January 29, 2005 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net (loss) earnings	$(2.0)	$17.0	$16.5	$(33.5)	$(2.0)
Loss from discontinued operations, net of income taxes and minority interest	—	(27.4)	(9.7)	—	(37.1)

Net earnings from continuing operations	(2.0)	44.4	26.2	(33.5)	35.1
Adjustments for non-cash items included in net (loss) earnings from continuing operations:
Non-cash component of restructuring charges	—	10.8	—	—	10.8
Loss on impairment of and disposal of assets	—	4.6	2.4	—	7.0
Depreciation and amortization	—	82.3	12.3	—	94.6
Amortization of deferred financing costs	0.6	0.3	—	—	0.9
Amortization of unearned restricted stock	—	0.7	—	—	0.7
Deferred income taxes	—	(2.3)	(4.1)	—	(6.4)
Minority interest, net of tax	—	—	(3.6)	—	(3.6)
Changes in working capital:
Inventories	—	31.4	1.0	(1.4)	31.0
Other current assets	(10.2)	21.3	(8.3)	5.6	8.4
Accounts payable	—	37.7	(19.9)	12.9	30.7
Accrued expenses	(0.3)	48.8	3.9	(17.1)	35.3
Other assets and liabilities, net	21.7	(60.0)	(0.1)	44.5	6.1
Cash flow provided by (used in) discontinued operations	—	7.6	(1.0)	—	6.6

Cash flow provided by operating activities from continuing operations	9.8	227.6	8.8	11.0	257.2

Investing Activities:

Capital expenditures	—	(96.0)	(8.9)	—	(104.9)
Dispositions of property and equipment	—	3.0	—	—	3.0
Restricted cash	—	—	30.5	—	30.5
Purchase of marketable securities	—	(13.0)	—	—	(13.0)
Sale of marketable securities	—	18.0	—	—	18.0
Investment in subsidiaries	—	5.5	—	(5.5)	—

Cash flow used in investing activities from continuing operations	—	(82.5)	21.6	(5.5)	(66.4)

Financing Activities:

Issuances of notes payable	—	—	(30.5)	—	(30.5)
Issuance of debt	—	—	2.4	—	2.4
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayments of debt	—	(1.5)	—	—	(1.5)
Issuances of common stock	1.6	—	—	—	1.6
Purchases of common stock	(11.4)	—	—	—	(11.4)
Contributions by parents	—	—	5.5	(5.5)	—
Contributions by minority owners	—	—	3.7	—	3.7

Cash flow (used in) provided by financing activities from continuing operations	(9.8)	(1.7)	(18.9)	(5.5)	(35.9)

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Increase in cash and cash equivalents	—	143.4	9.5	—	152.9
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$210.8	$78.8	$—	$289.6

Following is the April 30, 2005 Condensed Consolidating Financial Information:
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of April 30, 2005 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$229.9	$73.4	$—	$303.3
Restricted cash	—	—	2.0	—	2.0
Inventories	—	304.8	84.1	(5.0)	383.9
Current deferred income taxes	—	20.9	—	—	20.9
Other current assets	26.3	51.8	50.7	(71.9)	56.9
Current assets of discontinued operations	—	4.8	—	—	4.8

Total current assets	26.3	612.2	210.2	(76.9)	771.8

Property and Equipment:
Land	—	8.3	—	—	8.3
Buildings and leasehold improvements	—	586.3	76.5	—	662.8
Furniture, fixtures and equipment	—	461.7	61.1	—	522.8
Property under capital leases	—	3.8	—	—	3.8

Property, buildings and equipment	—	1,060.1	137.6	—	1,197.7
Accumulated depreciation and amortization	—	(715.8)	(70.0)	—	(785.8)

Property and equipment, net	—	344.3	67.6	—	411.9

Favorable leases, net	—	20.8	—	—	20.8
Deferred income taxes	—	24.4	11.2	—	35.6
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,090.1	459.6	1.8	(1,528.4)	23.1

Total assets	$1,116.4	$1,467.2	$290.8	$(1,605.3)	$1,269.1

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$1.2	$—	$1.5
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	143.0	70.4	(43.6)	169.8
Accrued expenses	10.8	159.9	20.8	(33.3)	158.2
Current liabilities of discontinued operations	—	5.0	—	—	5.0

Total current liabilities	10.8	308.2	94.4	(76.9)	336.5

Long-term debt	480.2	0.8	6.4	(283.1)	204.3
Other liabilities	1.5	82.2	19.9	(7.8)	95.8
Minority interest	—	—	8.6	—	8.6
Total shareowners’ equity	623.9	1,076.0	161.5	(1,237.5)	623.9

Total liabilities and shareowners’ equity	$1,116.4	$1,467.2	$290.8	$(1,605.3)	$1,269.1

Following is the July 30, 2005 Condensed Consolidating Financial Information:
CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 30, 2005 (Restated)

(dollars in millions)	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$267.7	$93.3	$—	$361.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	291.3	74.3	(3.7)	361.9
Current deferred income taxes	—	22.3	0.1	—	22.4
Other current assets	23.1	82.2	21.7	(70.2)	56.8
Current assets of discontinued operations	—	2.9	—	—	2.9

Total current assets	23.1	666.4	191.4	(73.9)	807.0

Property and Equipment:
Land	—	7.7	—	—	7.7
Buildings and leasehold improvements	—	577.6	76.8	—	654.4
Furniture, fixtures and equipment	—	469.6	61.5	—	531.1
Property under capital leases	—	3.7	—	—	3.7

Property, buildings and equipment	—	1,058.6	138.3	—	1,196.9
Accumulated depreciation and amortization	—	(724.6)	(73.3)	—	(797.9)

Property and equipment, net	—	334.0	65.0	—	399.0

Favorable leases, net	—	19.9	—	—	19.9
Deferred income taxes	—	23.7	11.4	—	35.1
Goodwill, net	—	5.9	—	—	5.9
Other assets	1,124.6	456.8	1.8	(1,560.7)	22.5

Total assets	$1,147.7	$1,506.7	$269.6	$(1,634.6)	$1,289.4

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$1.2	$—	$1.6
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	124.6	68.9	(45.6)	147.9
Accrued expenses	8.3	164.1	19.7	(28.3)	163.8
Current liabilities of discontinued operations	—	6.2	—	—	6.2

Total current liabilities	8.3	295.3	91.8	(73.9)	321.5

Long-term debt	480.3	0.7	6.4	(283.1)	204.3
Other liabilities	1.9	83.9	12.3	(0.1)	98.0
Minority interest	—	—	8.4	—	8.4
Commitments and contingencies
Total shareowners’ equity	657.2	1,126.8	150.7	(1277.5)	657.2

Total liabilities and shareowners’ equity	$1,147.7	$1,506.7	$269.6	$(1,634.6)	$1,289.4

ITEM 6 — EXHIBITS

Number	Description
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Chief Executive Officer and President*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President*

32.2	Certification Pursuant to 18 U.S.C. 1350 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYLESS SHOESOURCE, INC.

Date: December 7, 2005	By:	/s/ Matthew E. Rubel

Matthew E. Rubel

Chief Executive Officer and President
(Principal Executive Officer)

Date: December 7, 2005	By:	/s/ Ullrich E. Porzig

Ullrich E. Porzig

Senior Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)