Form 10-Q/A
period 2005-04-30
PAYLESS SHOESOURCE INC /DE/
filed 2006-02-21
CIK 1060232

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

YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.
Large Accelerated Filer ☑   Accelerated Filer ☐   Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
67,387,723 shares as of June 3, 2005

EXPLANATORY NOTE
This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the fiscal quarter ended April 30, 2005 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on June 8, 2005, to reflect the effects of the restatements described in Notes 2, 14 and 19 to the condensed consolidated financial statements.
This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I of the Original Filing. Except for the effects of the restatement, the foregoing items have not been updated to reflect other events that occurred after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	(as restated, See Note 2)
	April 30,	May 1,	January 29,
	2005	2004	2005
ASSETS

Current Assets:
Cash and cash equivalents	$245.8	$114.8	$273.3
Short-term investments	57.5	10.5	21.3
Restricted cash	2.0	33.5	3.0
Inventories	383.9	422.2	345.3
Current deferred income taxes	20.9	16.7	21.9
Other current assets	56.9	64.9	56.6
Current assets of discontinued operations	4.8	27.4	8.5

Total current assets	771.8	690.0	729.9

Property and Equipment:
Land	8.3	8.0	8.0
Property, buildings and equipment	1,189.4	1,191.3	1,186.9
Accumulated depreciation and amortization	(785.8)	(777.4)	(772.6)

Property and equipment, net	411.9	421.9	422.3

Favorable leases, net	20.8	26.9	21.7
Deferred income taxes	35.6	33.7	36.4
Goodwill	5.9	5.9	5.9
Other assets	23.1	21.7	23.5
Noncurrent assets of discontinued operations	—	28.2	0.1

Total Assets	$1,269.1	$1,228.3	$1,239.8

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of debt	$1.5	$0.9	$0.3
Notes payable	2.0	33.5	3.0
Accounts payable	169.8	126.5	160.3
Accrued expenses	158.2	140.1	159.7
Current liabilities of discontinued operations	5.0	6.0	15.0

Total current liabilities	336.5	307.0	338.3

Long-term debt	204.3	202.6	204.3
Other liabilities	95.8	85.8	93.6
Noncurrent liabilities of discontinued operations	—	4.7	—
Minority interest	8.6	13.1	8.6
Commitments and contingencies
Total shareowners’ equity	623.9	615.1	595.0

Total Liabilities and Shareowners’ Equity	$1,269.1	$1,228.3	$1,239.8

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

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	(as restated, see Note 2)
	13 Weeks Ended	13 Weeks Ended
	April 30, 2005	May 1, 2004
Operating Activities:
Net earnings	$30.2	$14.1
Loss from discontinued operation, net of income taxes and minority interest	(1.5)	(3.8)

Net earnings from continuing operations	31.7	17.9

Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	2.4	2.8
Depreciation and amortization	23.0	24.6
Amortization of deferred financing costs	0.3	0.2
Amortization of unearned restricted stock	0.2	0.2
Deferred income taxes	1.7	(0.8)
Minority interest, net of income taxes	(0.4)	(1.9)
Changes in working capital:
Inventories	(38.7)	(48.0)
Other current assets	(1.2)	(4.1)
Accounts payable	10.7	(3.2)
Accrued expenses	4.1	17.6
Other assets and liabilities, net	2.4	6.9
Net cash used in discontinued operations	(7.7)	(4.1)

Cash flow provided by operating activities	28.5	8.1

Investing Activities:
Capital expenditures	(21.8)	(27.3)
Restricted cash	1.0	—
Purchases of investments	(47.7)	(10.5)
Sales and maturities of investments	11.5	10.0
Cash used in discontinued operations	—	(1.4)

Cash flow used in investing activities	(57.0)	(29.2)

Financing Activities:
Repayment of notes payable	(1.0)	—
Issuance of debt	1.2	—
Payment of deferred financing costs	—	(0.1)
Repayment of debt	—	(0.3)
Issuances of common stock	0.7	0.3
Purchases of common stock	(2.1)	(0.7)
Contributions by minority owners	0.2	—

Cash flow used in financing activities	(1.0)	(0.8)

Effect of exchange rate changes on cash	2.0	—

Increase (decrease) in cash and cash equivalents	(27.5)	(21.9)
Cash and cash equivalents, beginning of year	273.3	136.7

Cash and cash equivalents, end of period	$245.8	$114.8

Supplemental cash flow information:

Interest paid	$9.3	$9.8
Income taxes paid (received)	$5.3	$(0.3)
Non-cash investing and operating activities:
Accrued capital additions	$8.4	$13.4
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
NOTE 2. RESTATEMENT. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the quarterly period ended April 30, 2005, the Company determined that certain investments with original maturities more than three months were misclassified as cash and cash equivalents on the condensed consolidated balance sheets. The investments should have been classified as short-term investments (see Note 3).
In addition to the above, the Company has made the following corrections to its condensed consolidated statements of cash flows:
•	Payments for capital expenditures have been corrected to exclude non-cash accrued capital additions.

•	Prior period discontinued operations cash flow activity has been reclassified to identify cash flows from discontinued operations within each category.

•	Changes in restricted cash were reclassified from financing activities to investing activities.
The errors did not affect our consolidated statements of earnings or statements of shareowners’ equity for any period previously reported and did not affect compliance with debt covenants.
The effect of the above corrections on the condensed consolidated balance sheets as of April 30, 2005, May 1, 2004, and January 29, 2005, and the condensed consolidated statements of cash flows for the 13 weeks ended April 30, 2005 and May 1, 2004, are indicated below.

	Condensed Consolidated Balance Sheets
	As previously
(dollars in millions)	reported	Adjustment	As restated

April 30, 2005:
Cash and cash equivalents	$303.3	$(57.5)	$245.8
Short-term investments	$—	$57.5	$57.5

May 1, 2004:
Cash and cash equivalents	$121.3	$(6.5)	$114.8
Short-term investments	$4.0	$6.5	$10.5

January 29, 2005:
Cash and cash equivalents	$289.6	$(16.3)	$273.3
Short-term investments	$5.0	$16.3	$21.3

	Condensed Consolidated Statements of Cash Flows
	As previously
(dollars in millions)	reported	Adjustment	As restated
Thirteen weeks ended April 30, 2005:
Changes in working capital — accounts payable	$8.3	$2.4	$10.7
Changes in working capital — accrued expenses	(1.5)	5.6	4.1
Cash flow provided by operating activities	20.5	8.0	28.5
Capital expenditures	(13.8)	(8.0)	(21.8)
Restricted cash	—	1.0	1.0
Purchases of investments	—	(47.7)	(47.7)
Sales and maturities of investments	5.0	6.5	11.5
Cash flow used in investing activities	(8.8)	(48.2)	(57.0)
Restricted cash	1.0	(1.0)	—
Cash flow used in financing activities	—	(1.0)	(1.0)
Increase (decrease) in cash and cash equivalents	13.7	(41.2)	(27.5)
Cash and cash equivalents, beginning of year	289.6	(16.3)	273.3
Cash and cash equivalents, end of period	303.3	(57.5)	245.8
Non-cash investing and operating activities:
Accrued capital additions	—	8.4	8.4

	Condensed Consolidated Statements of Cash Flows
	As previously
(dollars in millions)	reported	Adjustment	As restated
Thirteen weeks ended May 1, 2004:
Changes in working capital — accounts payable	$(3.0)	$(0.2)	$(3.2)
Changes in working capital — accrued expenses	16.3	1.3	17.6
Net cash used in discontinued operations	(5.5)	1.4	(4.1)
Cash flow provided by operating activities	5.6	2.5	8.1
Capital expenditures	(26.2)	(1.1)	(27.3)
Purchases of investments	(4.0)	(6.5)	(10.5)
Cash used in discontinued operations	—	(1.4)	(1.4)
Cash flow used in investing activities	(20.2)	(9.0)	(29.2)
Decrease in cash and cash equivalents	(15.4)	(6.5)	(21.9)
Cash and cash equivalents, end of period	121.3	(6.5)	114.8
Non-cash investing and operating activities:
Accrued capital additions	—	13.4	13.4
NOTE 3. SHORT-TERM INVESTMENTS.
The Company had short-term investments that consisted of the following:

	April 30,	May 1,	January 29,
(dollars in millions)	2005	2004	2005
Held-to-maturity securities:
Commercial paper	$30.4	$—	$6.5
Agency securities	16.0	—	3.3
Certificates of deposit	8.0	—	—
Corporate debt securities	1.8	6.5	6.5
Municipal obligations	1.3	—	—

Total held-to-maturity securities	57.5	6.5	16.3

Available-for-sale securities:
Auction rate securities	—	4.0	5.0

Total short-term investments	$57.5	$10.5	$21.3

Held-to-maturity securities are carried at amortized cost. As of April 30, 2005, the maturities for held-to-maturity securities were less than one year. As of April 30, 2005, May 1, 2004, and January 29, 2005, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.
As of May 1, 2004 and January 29, 2005, short-term investments included $4.0 million and $5.0 million, respectively, of auction rate securities. These investments were classified as available-for-sale securities and were recorded at fair value with unrealized gains or losses reported in other comprehensive income (loss). Due to the short term period between the reset dates of interest rates, there were no unrealized or realized gains or losses associated with these securities.
NOTE 4. RESTRUCTURING CHARGES. During the second quarter of 2004, the Company initiated a restructuring plan to build long-term shareowner value. The Company has substantially completed the restructuring, which included: 1) closing all Parade stores, 2) sale of Chile and Peru entities, 3) closing of 264 Payless ShoeSource stores, 4) ceasing all wholesale businesses with no significant growth opportunity and 5) eliminating approximately 200 management and administrative positions.
As part of the restructuring, during the first quarter of 2005 the Company recorded a charge of $3.2 million ($0.7 million relating to continuing operations and $2.5 million relating to discontinued operations) primarily related to contract termination costs in excess of original estimates.
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
The significant components of the restructuring charge incurred during the first quarter of 2005, and the status of the restructuring-related liabilities, which are included in accrued expenses ($4.9 million) and current liabilities of discontinued operations ($4.7 million) in the condensed consolidated balance sheets, are summarized below:

		Accrual
		Balance as of	2005 Charges			Accrual Balance as
	Total Charges	January 29,	Costs	Accrual		of
(dollars in millions)	to Date	2005	Incurred	Adjustments	Cash Payments	April 30, 2005

Asset impairments and net disposal losses	$34.7	$—	$—	$—	$—	$—
Employee severance costs	9.4	4.2	—	0.1	(1.8)	2.5
Contract termination costs	23.5	17.6	—	2.2	(12.7)	7.1
Other exit costs	3.5	—	0.9	—	(0.9)	—

Total	$71.1	$21.8	$0.9	$2.3	$(15.4)	$9.6
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

NOTE 5. DISCONTINUED OPERATIONS. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results for the thirteen weeks ended April 30, 2005 and May 1, 2004 of operations for Parade, Peru, Chile and 26 Payless closed stores are presented as discontinued operations. The following is a summary of these results by segment:
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

NOTE 6. STOCK-BASED COMPENSATION. The Company follows the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans are granted with an exercise price equal to the fair market value on the date of the grant.

SFAS 123, “Accounting for Stock-Based Compensation,” provides an alternative method of accounting for stock-based compensation, which establishes a fair value based method of accounting for employee stock options or similar equity instruments. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The fair value is recognized over the option vesting period. The assumptions used in estimating the pro forma fair value of stock options granted during the thirteen weeks ended April 30, 2005 did not change significantly from those used for fiscal year ended January 29, 2005, with the exception of the option life. The expected option life for grants made during the thirteen weeks ended April 30, 2005 is approximately five years. The following table presents the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”
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
NOTE 7. INVENTORIES. Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $17.1 million, $13.5 million and $18.8 million are included in inventories in the condensed consolidated balance sheets at April 30, 2005, May 1, 2004, and January 29, 2005, respectively.
NOTE 8. INTANGIBLES. SFAS No. 142, “Goodwill and Other Intangible Assets” requires that an intangible asset that is acquired other than by business combination shall be initially recognized and measured based on its fair value. This Statement also provides that goodwill and indefinitely-lived intangible assets should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Intangible assets with finite lives will continue to be amortized over their useful lives. No impairment loss was recorded during the first quarter of 2005 or 2004 related to goodwill.
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
NOTE 9. LONG-TERM DEBT AND LINE OF CREDIT. In January 2004, the Company replaced its $150 million senior secured revolving credit facility (the “Old Facility”) with a new $200 million senior secured revolving credit facility (the “New Facility”). Funds borrowed under the New Facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the New Facility, subject to a sufficient borrowing base. The New Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.25 percent to 2.0 percent, or the base rate as defined in the agreement governing the New Facility. The margin on the New Facility varies based upon certain borrowing levels specified in the agreement governing the New Facility. The variable interest rate including the applicable variable margin at April 30, 2005, was 4.5 percent. A monthly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The New Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the New Facility as of April 30, 2005. Based on its borrowing base, the Company may borrow up to $200.0 million under its New Facility, less $19.7 million in outstanding letters of credit as of April 30, 2005.
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
NOTE 10. PENSION PLAN. The Company has a nonqualified, supplementary defined benefit plan for certain management employees. The plan is an unfunded, noncontributory plan and provides for benefits based upon years of service and cash compensation during employment.
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

NOTE 11. INCOME TAXES. The Company’s effective income tax rate on continuing operations was 28.6 percent during the first quarter of 2005, including the benefit of released tax reserves relating to favorable income tax audit settlements of $2.7 million. In total for fiscal 2005, the effective income tax rate is expected to be approximately 35 percent, exclusive of the reserve release which was discreet to the first quarter. The Company’s effective income tax rate on continuing operations was 33.3 percent in the first quarter of 2004.
NOTE 12. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:
     (dollars in millions)

	13 Weeks Ended
	April 30, 2005	May 1, 2004
Net earnings	$30.2	$14.1

Foreign currency translation adjustments	(0.1)	(3.3)

Total comprehensive income	$30.1	$10.8

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.
NOTE 13. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and unearned restricted stock. The calculation of diluted earnings per share for the thirteen-weeks ended April 30, 2005, and May 1, 2004, excludes the impact of 7,078,924 and 7,777,763 stock options, respectively, because to include them would be anti-dilutive.

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

NOTE 14. SEGMENT REPORTING (Restated). The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands and operations in Japan. The Company’s operations in its Central American Region, its South American Region and Japan are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $4.4 million during the first quarter of 2005 and $3.6 million during the same period in 2004. The Company’s reporting period for its operations in the South American Region, the Central American Region and Japan is a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
Subsequent to the issuance of the 2005 first quarter Form 10-Q, the Company determined that certain 2004 eliminating journal entries were not recorded in the correct segment. The effect of these errors on previously reported segment information is as follows:

	Operating Profit (Loss) from
	Continuing Operations
	As previously
(dollars in millions)	reported	Adjustment	As restated

Thirteen weeks ended May 1, 2004:
Payless Domestic	$25.7	$5.0	$30.7
Payless International	2.7	(5.0)	(2.3)

	$28.4	$—	$28.4

Information on the segments is as follows:
     (dollars in millions)

	Payless Domestic	Payless International	Payless Consolidated
Thirteen weeks ended April 30, 2005

Revenues from external customers	$615.0	$80.2	$695.2
Operating profit from continuing operations	43.6	3.4	47.0
Total assets	1,111.3	157.8	1,269.1

Thirteen weeks ended May 1, 2004 (as restated)

Revenues from external customers	$622.2	$70.1	$692.3
Operating profit (loss) from continuing operations	30.7	(2.3)	28.4
Total assets	1,004.3	224.0	1,228.3
As of January 29, 2005, total assets in the Payless Domestic and Payless International segments were $1,076.2 million and $163.6 million, respectively. Total assets for the Payless Domestic segment include $5.9 million in goodwill as of April 30, 2005, May 1, 2004, and January 29, 2005.
NOTE 15. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for all subsidiaries. Accordingly, assets and liabilities of foreign subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income (loss) and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange.
NOTE 16. COMMITMENTS AND CONTINGENCIES. On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
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
NOTE 17. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143” (“FIN47”). FIN47 clarifies the term conditional asset retirement obligation as used in SFAS No. 143 and addresses the diverse accounting practices that have developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. In addition, FIN47 clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN47 is effective no later than the end of fiscal year ending January 28, 2006. The Company is currently evaluating the impact of FIN47 on its financial statements.
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
NOTE 18. SUBSEQUENT EVENT. On May 26, 2005, the Company announced a CEO succession plan and entered into a letter agreement with its Chief Executive Officer, Steven J. Douglass, confirming certain matters with respect to Mr. Douglass’ separation from the Company when his successor commences employment. The letter agreement serves as Mr. Douglass’ notice of resignation upon his separation from all director, officer and employee positions that he holds with the Company, its subsidiaries and its affiliates. The Company expects to record a second quarter pre-tax charge that is currently estimated to be approximately $7 million in connection with its obligations under a previous employment agreement with the Company.
NOTE 19. SUBSIDIARY GUARANTORS OF SENIOR NOTES – CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Restated). The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
Subsequent to the issuance of the 2005 first quarter Form 10-Q, the Company determined that certain 2004 eliminating journal entries were not recorded in the correct subsidiary. The errors overstated net earnings of the Non-guarantor Subsidiaries by $5.0 million for the thirteen weeks ended May 1, 2004. The errors did not impact the net earnings of the Guarantor Subsidiaries for any period. The errors also overstated total shareowners’ equity and understated total current liabilities of the Non-guarantor Subsidiaries, and overstated total assets and total current liabilities of the Guarantor Subsidiaries by $5.0 million as of May 1, 2004 and January 29, 2005. The errors did not impact the total shareowners’ equity of the Guarantor Subsidiaries for any period. The Company made additional corrections that impacted this footnote. Please refer to Notes 2 and 14 for further discussion of these restatements.

The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings (loss) and cash flows for Payless ShoeSource, Inc., a Delaware corporation (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and the Company for the thirteen-week periods ended April 30, 2005, and May 1, 2004, and the related condensed consolidating balanced sheets as of April 30, 2005, May 1, 2004, and January 29, 2005. With the exception of operations in the Central American and South American Regions and Japan in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
The Non-guarantor Subsidiaries are made up of the Company’s retail operations in the Central American Region, the South American Region, Canada, Saipan, Puerto Rico and Japan and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. The operations in the Central American and South American Regions use a December 31 year-end. Operations in the Central American Region, the South American Region and Japan are included in our results on a one-month lag relative to results from other regions. The effect of this one-month lag on our financial position and results of operations is not significant.
Under the indenture governing the Notes, the Company’s subsidiaries in Singapore and Japan are designated as unrestricted. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant.

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of April 30, 2005 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$172.4	$73.4	$—	$245.8
Short-term investments	—	57.5	—	—	57.5
Restricted cash	—	—	2.0	—	2.0
Inventories	—	304.8	84.1	(5.0)	383.9
Current deferred income taxes	—	20.9	—	—	20.9
Other current assets	26.3	51.8	50.7	(71.9)	56.9
Current assets of discontinued operations	—	4.8	—	—	4.8

Total current assets	26.3	612.2	210.2	(76.9)	771.8

Property and Equipment:
Land	—	8.3	—	—	8.3
Property, buildings and equipment	—	1,051.8	137.6	—	1,189.4
Accumulated depreciation and amortization	—	(715.8)	(70.0)	—	(785.8)

Property and equipment, net	—	344.3	67.6	—	411.9

Favorable leases, net	—	20.8	—	—	20.8
Deferred income taxes	—	24.4	11.2	—	35.6
Goodwill	—	5.9	—	—	5.9
Other assets	1,090.1	459.6	1.8	(1,528.4)	23.1

Total assets	$1,116.4	$1,467.2	$290.8	$(1,605.3)	$1,269.1

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$1.2	$—	$1.5
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	143.0	70.4	(43.6)	169.8
Accrued expenses	10.8	159.9	20.8	(33.3)	158.2
Current liabilities of discontinued operations	—	5.0	—	—	5.0

Total current liabilities	10.8	308.2	94.4	(76.9)	336.5

Long-term debt	480.2	0.8	6.4	(283.1)	204.3
Other liabilities	1.5	82.2	19.9	(7.8)	95.8
Minority interest	—	—	8.6	—	8.6
Commitments and contingencies
Total shareowners’ equity	623.9	1,076.0	161.5	(1,237.5)	623.9

Total liabilities and shareowners’ equity	$1,116.4	$1,467.2	$290.8	$(1,605.3)	$1,269.1

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of May 1, 2004 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$81.7	$33.1	$—	$114.8
Short-term investments	—	10.5	—	—	10.5
Restricted cash	—	—	33.5	—	33.5
Inventories	—	347.9	80.2	(5.9)	422.2
Current deferred income taxes	—	16.6	0.1	—	16.7
Other current assets	9.0	55.1	38.8	(38.0)	64.9
Current assets of discontinued operations	—	22.1	5.3	—	27.4

Total current assets	9.0	533.9	191.0	(43.9)	690.0

Property and Equipment:
Land	—	8.0	—	—	8.0
Property, buildings and equipment	—	1,064.0	127.3	—	1,191.3
Accumulated depreciation and amortization	—	(721.2)	(56.2)	—	(777.4)

Property and equipment, net	—	350.8	71.1	—	421.9

Favorable leases, net	—	26.9	—	—	26.9
Deferred income taxes	—	26.7	7.0	—	33.7
Goodwill	—	5.9	—	—	5.9
Other assets	1,091.5	434.5	0.7	(1,505.0)	21.7
Non-current assets of discontinued operations	—	18.6	9.6	—	28.2

Total assets	$1,100.5	$1,397.3	$279.4	$(1,548.9)	$1,228.3

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.9	$—	$—	$0.9
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	88.4	66.2	(28.1)	126.5
Accrued expenses	2.9	134.8	18.2	(15.8)	140.1
Current liabilities of discontinued operations	—	4.4	1.6	—	6.0

Total current liabilities	2.9	228.5	119.5	(43.9)	307.0

Long-term debt	479.8	1.8	4.0	(283.0)	202.6
Other liabilities	—	128.7	13.4	(56.3)	85.8
Non-current liabilities of discontinued operations	—	4.6	0.1	—	4.7
Minority interest	—	—	13.1	—	13.1
Commitments and contingencies
Total shareowners’ equity	617.8	1,033.7	129.3	(1,165.7)	615.1

Total liabilities and shareowners’ equity	$1,100.5	$1,397.3	$279.4	$(1,548.9)	$1,228.3

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 29, 2005(Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$194.5	$78.8	$—	$273.3
Short-term investments	—	21.3	—	—	21.3
Restricted cash	—	—	3.0	—	3.0
Inventories	—	277.1	71.0	(2.8)	345.3
Current deferred income taxes	—	21.9	—	—	21.9
Other current assets	16.8	50.6	50.1	(60.9)	56.6
Current assets of discontinued operations	—	8.5	—	—	8.5

Total current assets	16.8	573.9	202.9	(63.7)	729.9

Property and Equipment:
Land	—	8.0	—	—	8.0
Property, buildings and equipment	—	1,051.3	135.6	—	1,186.9
Accumulated depreciation and amortization	—	(705.7)	(66.9)	—	(772.6)

Property and equipment, net	—	353.6	68.7	—	422.3

Favorable leases, net	—	21.7	—	—	21.7
Deferred income taxes	—	25.1	11.3	—	36.4
Goodwill	—	5.9	—	—	5.9
Other assets	1,067.1	439.9	1.9	(1,485.4)	23.5
Non-current assets of discontinued operations	—	0.1	—	—	0.1

Total assets	$1,083.9	$1,420.2	$284.8	$(1,549.1)	$1,239.8

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Notes payable	—	—	3.0	—	3.0
Accounts payable	—	122.0	77.4	(39.1)	160.3
Accrued expenses	7.2	156.9	20.2	(24.6)	159.7
Current liabilities of discontinued operations	—	15.0	—	—	15.0

Total current liabilities	7.2	294.2	100.6	(63.7)	338.3

Long-term debt	480.2	0.9	6.4	(283.2)	204.3
Other liabilities	1.5	82.8	13.7	(4.4)	93.6
Minority interest	—	—	8.6	—	8.6
Commitments and contingencies
Total shareowners’ equity	595.0	1,042.3	155.5	(1,197.8)	595.0

Total liabilities and shareowners’ equity	$1,083.9	$1,420.2	$284.8	$(1,549.1)	$1,239.8

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
(UNAUDITED)
For the Thirteen Weeks Ended April 30, 2005
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$643.0	$164.6	$(112.4)	$695.2

Cost of sales	—	427.3	133.4	(109.9)	450.8

Gross Margin	—	215.7	31.2	(2.5)	244.4

Selling, general and administrative expense	0.6	173.4	25.2	(2.5)	196.7

Restructuring charges	—	0.7	—	—	0.7

Operating (loss) profit from continuing operations	(0.6)	41.6	6.0	—	47.0

Interest expense	7.3	0.3	0.5	(3.2)	4.9

Interest income	—	(4.4)	(0.5)	3.2	(1.7)

Equity in earnings of subsidiaries	(35.3)	(6.1)	—	41.4	—

Earnings from continuing operations before income taxes and minority interest	27.4	51.8	6.0	(41.4)	43.8

(Benefit) provision for income taxes	(2.8)	15.0	0.3	—	12.5

Earnings from continuing operations before minority interest	30.2	36.8	5.7	(41.4)	31.3

Minority interest, net of income tax	—	—	0.4	—	0.4

Net earnings from continuing operations	30.2	36.8	6.1	(41.4)	31.7

Loss from discontinued operations, net of income taxes and minority interest	—	(1.5)	—	—	(1.5)

Net earnings	$30.2	$35.3	$6.1	$(41.4)	$30.2

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirteen Weeks Ended April 30, 2005 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$30.2	$35.3	$6.1	$(41.4)	$30.2
Loss from discontinued operations, net of income taxes and minority interest	—	(1.5)	—	—	(1.5)

Net earnings from continuing operations	30.2	36.8	6.1	(41.4)	31.7
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	2.3	0.1	—	2.4
Depreciation and amortization	—	21.7	1.3	—	23.0
Amortization of deferred financing costs	—	0.3	—	—	0.3
Amortization of unearned restricted stock	0.2	—	—	—	0.2
Deferred income taxes	—	1.7	—	—	1.7
Minority interest, net of tax	—	—	(0.4)	—	(0.4)
Changes in working capital:
Inventories	—	(27.7)	(13.2)	2.2	(38.7)
Other current assets	(9.5)	(1.2)	(1.5)	11.0	(1.2)
Accounts payable	—	23.4	(8.2)	(4.5)	10.7
Accrued expenses	3.6	8.8	0.4	(8.7)	4.1
Other assets and liabilities, net	(23.1)	(22.3)	6.4	41.4	2.4
Net cash provided by (used in) discontinued operations	—	(7.7)	—	—	(7.7)

Cash flow provided by (used in) operating activities	1.4	36.1	(9.0)	—	28.5

Investing Activities:

Capital expenditures	—	(21.7)	(0.1)	—	(21.8)
Restricted cash	—	—	1.0	—	1.0
Purchases of investments	—	(47.7)	—	—	(47.7)
Sales and maturities of investments	—	11.5	—	—	11.5
Investment in subsidiaries	—	(0.3)	—	0.3	—

Cash flow used in investing activities from continuing operations	—	(58.2)	0.9	0.3	(57.0)

Financing Activities:

Repayment on notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	—	1.2	—	1.2
Issuances of common stock	0.7	—	—	—	0.7
Purchases of common stock	(2.1)	—	—	—	(2.1)
Contributions by parents	—	—	0.3	(0.3)	—
Contributions by minority owners	—	—	0.2	—	0.2

Cash flow (used in) provided by financing activities from continuing operations	(1.4)	—	0.7	(0.3)	(1.0)

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Decrease in cash and cash equivalents	—	(22.1)	(5.4)	—	(27.5)
Cash and cash equivalents, beginning of period	—	194.5	78.8	—	273.3

Cash and cash equivalents, end of period	$—	$172.4	$73.4	$—	$245.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirteen Weeks Ended May 1, 2004 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings (loss)	$14.1	$18.4	$(1.8)	$(16.6)	$14.1
Loss from discontinued operations, net of income taxes and minority interest	—	(2.6)	(1.2)	—	(3.8)

Net earnings from continuing operations	14.1	21.0	(0.6)	(16.6)	17.9
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	2.6	0.2	—	2.8
Depreciation and amortization	—	21.8	2.8	—	24.6
Amortization of deferred financing costs	—	0.2	—	—	0.2
Amortization of unearned restricted stock	0.2	—	—	—	0.2
Deferred income taxes	—	1.4	(2.2)	—	(0.8)
Minority interest, net of tax	—	—	(1.9)	—	(1.9)
Changes in working capital:
Inventories	—	(39.4)	(10.3)	1.7	(48.0)
Other current assets	(2.4)	16.8	(1.2)	(17.3)	(4.1)
Accounts payable	—	3.9	(31.0)	23.9	(3.2)
Accrued expenses	(4.6)	27.8	2.7	(8.3)	17.6
Other assets and liabilities, net	(6.8)	(10.6)	7.7	16.6	6.9
Net cash provided by (used in) discontinued operations	—	(4.3)	0.2	—	(4.1)

Cash flow provided by (used in) operating activities	0.5	41.2	(33.6)	—	8.1

Investing Activities:

Capital expenditures	—	(24.7)	(2.6)	—	(27.3)
Purchase of investments	—	(10.5)	—	—	(10.5)
Sales and maturities of investments	—	10.0	—	—	10.0
Cash used in discontinued operations	—	(1.4)	—	—	(1.4)

Cash flow used in investing activities	—	(26.6)	(2.6)	—	(29.2)

Financing Activities:
Payment of deferred financing costs	(0.1)	—	—	—	(0.1)
Repayment of debt	—	(0.3)	—	—	(0.3)
Issuances of common stock	0.3			—	0.3
Purchases of common stock	(0.7)	—	—	—	(0.7)

Cash flow used in financing activities	(0.5)	(0.3)	—	—	(0.8)

Effect of exchange rate changes on cash	—	—	—	—	—

Increase (decrease) in cash and cash equivalents	—	14.3	(36.2)	—	(21.9)
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$81.7	$33.1	$—	$114.8

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q/A and gives effect to the restatement described in Notes 2 and 14 to the condensed consolidated financial statements.
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

Our cash and cash equivalents balance at the end of the 2005 first quarter was $245.8 million, a decrease of $27.5 million from the end of 2004 and an increase of $131.0 million over the 2004 first quarter. Our short-term investments balance at the end of the 2005 first quarter was $57.5 million, an increase of $36.2 million from the end of 2004 and $47.0 million over the 2004 first quarter. Total inventories at the end of the 2005 first quarter were $383.9 million, a reduction of $38.3 million from the 2004 first quarter. Inventory per store declined by 5.6 percent on a cost basis and 6.3 percent on a footwear unit basis over the same period.
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
INTEREST EXPENSE, NET
Interest expense decreased from $5.4 million in the first quarter of 2004 to $4.9 million in the first quarter of 2005 due primarily to a reduction in demand notes payable. Interest income increased from $1.0 million in the first quarter of 2004 to $1.7 million in the first quarter of 2005 due primarily to an increase in cash and cash equivalents and short-term investments.
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
LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2005 with a cash and cash equivalents balance of $245.8 million, an increase of $131.0 million over the 2004 first quarter, and short-term investments of $57.5 million, an increase of $47.0 million over the 2004 first quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.

Cash Flow Provided by Operating Activities
Cash flow provided by operations was $28.5 million in the 2005 first quarter, compared with $8.1 million in the 2004 first quarter. As a percentage of net sales, cash flow from operations was 4.1 percent in the 2005 first quarter, compared with 1.2 percent in the same period in 2004. The significant changes in cash flow during the 2005 first quarter as compared with the 2004 period are due to higher net earnings and changes in inventory and accrued expenses.
Cash Flow Used in Investing Activities
In the 2005 first quarter, our capital expenditures totaled $21.8 million, compared with $27.3 million for the same period in 2004. We estimate that capital expenditures for the remainder of the year will be approximately $56.2 million. Total capital expenditures for 2005 are expected to be approximately $70 million. This reduction in capital expenditures compared with recent years is consistent with our focus on execution of merchandise authority in our core business. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance all of these expenditures.
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
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management is responsible for establishing disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s (SEC) rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As discussed in Note 2 to the condensed consolidated financial statements, included herein are amended condensed consolidated financial statements, which include the effects of the restatement for the three months ended April 30, 2005 and May 1, 2004. In addition, management of the Company has amended its Form 10-Q for the quarterly periods ended July 30, 2005 and October 29, 2005. The determination to restate these consolidated financial statements was made as a result of management’s identification of classification errors resulting in the overstatement of cash and cash equivalents and the understatement of short-term investments.
Management of the Company, under the direction of its Chief Executive Officer and its Chief Financial Officer, has reevaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of April 30, 2005. Based upon this evaluation, effective controls over the classification of investments were not maintained which resulted in a material weakness in internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were not effective as of April 30, 2005. Specifically, effective controls were not designed and in place to ensure investments with original maturities greater than three months were classified as short-term investments. The Company identified this issue subsequent to the filing of its original Form 10-Q for the quarterly period ended April 30, 2005.
As a result of the material weakness, the Company performed additional technical review and analysis to ensure its consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, notwithstanding the material weakness discussed above, the Company’s management has concluded that the financial statements included in this Form 10-Q/A fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
After identifying the material weakness subsequent to the filing of its Form 10-Q for the quarterly period ended April 30, 2005, management has made changes to remediate the material weakness described above. The remediation actions include:
•	Requiring the Accounting and Financial Reporting Department to review the investment portfolio on a quarterly basis for proper balance sheet classification.

•	Improving the understanding of relevant personnel in the Treasury Department of the requirements of FASB Statements No. 95, “Statement of Cash Flows” and No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

•	Developing a comprehensive listing of accounting and disclosure considerations for all investment-related transactions that will be reviewed on a quarterly basis with relevant personnel in the Treasury department who regularly record general ledger transactions to ensure all transactions are properly accounted for and reported.
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
ITEM 6 — EXHIBITS
(a) Exhibits:

Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYLESS SHOESOURCE, INC.

Date: February 21, 2006	By:	/s/ Matthew E. Rubel

Mathew E. Rubel

Chief Executive Officer
and President
(Principal Executive Officer)

Date: February 21, 2006	By:	/s/ Ullrich E. Porzig

Ullrich E. Porzig

Senior Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)