Form 10-Q/A
period 2005-07-30
PAYLESS SHOESOURCE INC /DE/
filed 2006-02-21
CIK 1060232

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

EXPLANATORY NOTE
This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the fiscal quarter ended July 30, 2005 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on September 7, 2005, to reflect the effects of the restatements described in Notes 2, 14 and 18 to the condensed consolidated financial statements.
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	(as restated, see Note 2)
	July 30,	July 31,	January 29,
	2005	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$307.8	$163.5	$273.3
Short-term investments	53.2	20.5	21.3
Restricted cash	2.0	33.5	3.0
Inventories	361.9	398.2	345.3
Current deferred income taxes	22.4	23.1	21.9
Other current assets	56.8	68.2	56.6
Current assets of discontinued operations	2.9	20.6	8.5

Total current assets	807.0	727.6	729.9

Property and Equipment:
Land	7.7	8.0	8.0
Property, buildings and equipment	1,189.2	1,198.5	1,186.9
Accumulated depreciation and amortization	(797.9)	(793.8)	(772.6)

Property and equipment, net	399.0	412.7	422.3

Favorable leases, net	19.9	24.3	21.7
Deferred income taxes	35.1	33.9	36.4
Goodwill	5.9	5.9	5.9
Other assets	22.5	26.5	23.5
Noncurrent assets of discontinued operations	—	12.0	0.1

Total Assets	$1,289.4	$1,242.9	$1,239.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of debt	$1.6	$0.8	$0.3
Notes payable	2.0	33.5	3.0
Accounts payable	147.9	126.5	160.3
Accrued expenses	163.8	151.9	159.7
Current liabilities of discontinued operations	6.2	4.9	15.0

Total current liabilities	321.5	317.6	338.3

Long-term debt	204.3	204.1	204.3
Other liabilities	98.0	81.4	93.6
Noncurrent liabilities of discontinued operations	—	9.9	—
Minority interest	8.4	8.0	8.6
Commitments and contingencies
Total shareowners’ equity	657.2	621.9	595.0

Total Liabilities and Shareowners’ Equity	$1,289.4	$1,242.9	$1,239.8

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

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	(as restated, see Note 2)
	26 Weeks Ended	26 Weeks Ended
	July 30, 2005	July 31, 2004
Operating Activities:
Net earnings	$50.1	$17.9
Loss from discontinued operation, net of income taxes and minority interest	(3.4)	(19.8)

Net earnings from continuing operations	53.5	37.7

Adjustments for non-cash items included in net earnings from continuing operations:
Restructuring charges	—	13.7
Loss on impairment and disposal of assets	5.2	4.7
Depreciation and amortization	46.0	47.5
Amortization of deferred financing costs	0.6	0.5
Amortization of unearned restricted stock	0.3	0.4
Deferred income taxes	0.9	(7.2)
Minority interest, net of income taxes	(0.5)	(4.1)
Income tax benefit of stock option exercises	0.8	—
Accretion of investments	(0.4)	—
Changes in working capital:
Inventories	(16.6)	(23.5)
Other current assets	(0.1)	(7.9)
Accounts payable	(11.4)	(2.5)
Accrued expenses	10.5	30.4
Other assets and liabilities, net	4.7	0.9
Net cash (used in) provided by discontinued operations	(6.5)	2.9

Cash flow provided by operating activities	87.0	93.5

Investing Activities:
Payments for capital expenditures	(35.3)	(56.2)
Dispositions of property and equipment	0.8	—
Restricted cash	1.0	—
Purchases of investments	(71.5)	(20.5)
Sales and maturities of investments	40.0	10.0
Cash used in discontinued operations	—	(1.8)

Cash flow used in investing activities	(65.0)	(68.5)

Financing Activities:
Repayment of notes payable	(1.0)	—
Issuance of debt	1.3	1.6
Payment of deferred financing costs	—	(0.2)
Repayment of debt	—	(0.5)
Issuances of common stock	12.3	1.0
Purchases of common stock	(2.4)	(1.0)
Contributions by minority owners	0.5	1.5

Cash flow provided by financing activities	10.7	2.4

Effect of exchange rate changes on cash	1.8	(0.6)

Increase in cash and cash equivalents	34.5	26.8
Cash and cash equivalents, beginning of year	273.3	136.7

Cash and cash equivalents, end of period	$307.8	$163.5

Supplemental cash flow information:
Interest paid	$10.4	$11.1
Income taxes paid	$16.9	$0.3
Non-cash investing and operating activities:
Accrued capital additions	$7.5	$11.5
See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 36-66) in the Company’s 2004 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The reporting period for operations in the Central American and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The Company also has a 60-percent ownership interest in a Japanese joint venture. Japanese operations are reported on a December 31 year-end. The effects of the one-month lag for the operations in the Central American Region, South American Regions and Japan are not significant to the Company’s financial position and results of operations. The results for the twenty-six week period ended July 30, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 28, 2006.
NOTE 2. RESTATEMENT. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the quarterly period ended July 30, 2005, the Company determined that certain investments with original maturities more than three months were misclassified as cash and cash equivalents on the condensed consolidated balance sheets. The investments should have been classified as short-term investments (see Note 3).
In addition to the above, the discontinued operations cash flow activity for the 26 weeks ended July 31, 2004, has been reclassified to identify cash flows from discontinued operations within each category.
The errors did not affect our consolidated statements of earnings or statements of shareowners’ equity for any period previously reported and did not affect compliance with debt covenants.
The effect of the above corrections on the condensed consolidated balance sheets as of July 30, 2005, July 31, 2004, January 29, 2005, and the condensed consolidated statements of cash flows for the 26 weeks ended July 30, 2005 and July 31, 2004, are indicated below.

	Condensed Consolidated Balance Sheets
	As previously
(dollars in millions)	reported	Adjustment	As restated

July 30, 2005:
Cash and cash equivalents	$361.0	$(53.2)	$307.8
Short-term investments	$—	$53.2	$53.2

July 31, 2004:
Cash and cash equivalents	$175.0	$(11.5)	$163.5
Short-term investments	$9.0	$11.5	$20.5

January 29, 2005:
Cash and cash equivalents	$289.6	$(16.3)	$273.3
Short-term investments	$5.0	$16.3	$21.3

	Condensed Consolidated Statements of Cash Flows
	As previously
(dollars in millions)	reported	Adjustment	As restated
Twenty-six weeks ended July 30, 2005:
Accretion of investments	$—	$(0.4)	$(0.4)
Cash flow provided by operating activities	87.4	(0.4)	87.0
Purchases of investments	—	(71.5)	(71.5)
Sales and maturities of investments	5.0	35.0	40.0
Cash flow used in investing activities	(28.5)	(36.5)	(65.0)
Increase in cash and cash equivalents	71.4	(36.9)	34.5
Cash and cash equivalents, beginning of year	289.6	(16.3)	273.3
Cash and cash equivalents, end of period	361.0	(53.2)	307.8

	Condensed Consolidated Statements of Cash Flows
	As previously
(dollars in millions)	reported	Adjustment	As restated
Twenty-six weeks ended July 31, 2004:
Net cash provided by discontinued operations	$1.1	$1.8	$2.9
Cash flow provided by operating activities	91.7	1.8	93.5
Purchases of investments	(9.0)	(11.5)	(20.5)
Net cash used in discontinued operations	—	(1.8)	(1.8)
Cash flow used in investing activities	(55.2)	(13.3)	(68.5)
Increase in cash and cash equivalents	38.3	(11.5)	26.8
Cash and cash equivalents, end of period	175.0	(11.5)	163.5
NOTE 3. SHORT-TERM INVESTMENTS.
The Company had short-term investments that consisted of the following:

	July 30,	July 31,	January 29,
(dollars in millions)	2005	2004	2005
Held-to-maturity securities:
Commercial paper	$31.4	$5.0	$6.5
Agency securities	15.6	—	3.3
Certificates of deposit	5.0	—	—
Corporate debt securities	—	6.5	6.5
Municipal obligations	1.2	—	—

Total held-to-maturity securities	53.2	11.5	16.3

Available-for-sale securities:
Auction rate securities	—	9.0	5.0

Total short-term investments	$53.2	$20.5	$21.3

Held-to-maturity securities are carried at amortized cost. As of July 30, 2005, original maturities for held-to-maturity securities were less than one year. As of July 30, 2005, July 31, 2004, and January 29, 2005, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.
As of July 31, 2004 and January 29, 2005, short-term investments included $9.0 million and $5.0 million, respectively, of auction rate securities. These investments were classified as available-for-sale securities and were recorded at fair value with unrealized gains or losses reported in other comprehensive income (loss). Due to the short term period between the reset dates of interest rates, there were no unrealized or realized gains or losses associated with these securities.

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
The significant components of the restructuring charge incurred during the first six months of 2005, and the status of the restructuring-related liabilities, which are included in accrued expenses ($3.7 million) and current liabilities of discontinued operations ($6.2 million) in the condensed consolidated balance sheet, are summarized below:

		Accrual
		Balance as of	2005 Charges			Accrual
	Total Charges	January 29,	Costs	Accrual		Balance as of
(dollars in millions)	to Date	2005	Incurred	Adjustments	Cash Payments	July 30, 2005

Asset impairments and net disposal losses	$35.1	$—	$0.4	$—	$—	$—
Employee severance costs	9.0	4.2	—	(0.3)	(2.1)	1.8
Contract termination costs	26.3	17.6	—	5.0	(14.5)	8.1
Other exit costs	3.7	—	1.1	—	(1.1)	—

Total	$74.1	$21.8	$1.5	$4.7	$(17.7)	$9.9
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
Thirteen Weeks Ended July 30, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Loss on disposal of discontinued operations before income taxes	$(3.0)	$—	$(3.0)

Benefit for income taxes	(1.1)	—	(1.1)

Loss from discontinued operations, net of income taxes	$(1.9)	$—	$(1.9)

Thirteen Weeks Ended July 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$29.8	$2.4	$32.2

Loss from discontinued operations before income taxes and minority interest	(1.2)	(2.2)	(3.4)

(Benefit) provision for income taxes	(0.6)	0.1	(0.5)

Loss from discontinued operations before minority interest	(0.6)	(2.3)	(2.9)

Minority interest, net of income taxes	—	0.9	0.9

Loss on disposal of discontinued operations, net of income taxes of $5.6 and $0.0, respectively, and minority interest of $0.0 and $3.4, respectively	(8.9)	(5.1)	(14.0)

Loss from discontinued operations, net of income taxes and minority interest	$(9.5)	$(6.5)	$(16.0)

Twenty-six Weeks Ended July 30, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Loss on disposal of discontinued operations before income taxes	$(5.5)	—	$(5.5)

Benefit for income taxes	(2.1)	—	(2.1)

Loss from discontinued operations, net of income taxes	$(3.4)	$—	$(3.4)

Twenty-Six Weeks Ended July 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$56.9	$4.9	$61.8

Loss from discontinued operations before income taxes and minority interest	(5.6)	(3.9)	(9.5)

(Benefit) provision for income taxes	(2.4)	0.3	(2.1)

Loss from discontinued operations before minority interest	(3.2)	(4.2)	(7.4)

Minority interest, net of income taxes	—	1.6	1.6

Loss on disposal of discontinued operations, net of income taxes of $5.6 and $0.0, respectively, and minority interest of $0.0 and $3.4, respectively	(8.9)	(5.1)	(14.0)

Loss from discontinued operations, net of income taxes and minority interest	$(12.1)	$(7.7)	$(19.8)

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
SFAS 123, “Accounting for Stock-Based Compensation,” provides an alternative method of accounting for stock-based compensation, which establishes a fair value based method of accounting for employee stock options or similar equity instruments. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The fair value is recognized over the option vesting period. The assumptions used in estimating the pro forma fair value of stock options granted during the twenty-six weeks ended July 30, 2005 did not change significantly from those used for the fiscal year ended January 29, 2005, with the exception of the expected option life. The expected option life for grants made during the twenty-six weeks ended July 30, 2005 is approximately five years. The following table presents the effect on net earnings and earnings per share had the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”
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

NOTE 11. INCOME TAXES. Our effective income tax rate on continuing operations was 31.8 percent during the second quarter of 2005, including the discrete benefit of released tax reserves relating to favorable settlements of income tax audits. Our effective income tax rate on continuing operations was 11.1 percent during the second quarter of 2004, including an adjustment to reflect a cumulative effective income tax rate of 23.3 percent for the first half of 2004. Our effective income tax rate on continuing operations was 29.9 percent for the first six months of 2005, including the benefit of released tax reserves relating to favorable income tax audit settlements in both the first and second quarters of 2005. For the second half of fiscal year 2005, our effective income tax rate is expected to be approximately 35 percent, excluding the effect of any discrete items in the second half of the year.
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

NOTE 12. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:
     (dollars in millions)

	13 Weeks Ended		26 Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net earnings	$19.9	$3.8	$50.1	$17.9
Foreign currency translation adjustments	1.2	2.4	1.1	(0.9)

Total comprehensive income	$21.1	$6.2	$51.2	$17.0

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
Subsequent to the issuance of the condensed consolidated financial statements for the second quarter of 2005, the Company determined that certain 2004 eliminating journal entries were not recorded in the correct segment. The effect of these errors on previously reported segment information is as follows:

	Operating Profit (Loss) from
	Continuing Operations
	As previously
(dollars in millions)	reported	Adjustment	As restated

Thirteen weeks ended July 31, 2004:
Payless Domestic	$19.8	$3.6	$23.4
Payless International	4.5	(3.6)	0.9

	$24.3	$—	$24.3

Twenty-six weeks ended July 31, 2004:
Payless Domestic	$45.5	$8.6	$54.1
Payless International	7.2	(8.6)	(1.4)

	$52.7	$—	$52.7

Information on the segments is as follows:
     (dollars in millions)

	Payless Domestic	Payless International	Payless Consolidated
Thirteen weeks ended July 30, 2005:

Revenues from external customers	$602.2	$91.7	$693.9
Operating profit from continuing operations	25.4	8.8	34.2

Twenty-six weeks ended July 30, 2005:

Revenues from external customers	$1,217.2	$171.9	$1,389.1
Operating profit from continuing operations	69.0	12.2	81.2
Total assets	1,133.1	156.3	1,289.4

Thirteen weeks ended July 31, 2004: (as restated)
Revenues from external customers	$609.8	$85.8	$695.6
Operating profit from continuing operations	23.4	0.9	24.3

Twenty-six weeks ended July 31, 2004: (as restated)
Revenues from external customers	$1,232.0	$155.9	$1,387.9
Operating profit (loss) from continuing operations	54.1	(1.4)	52.7
Total assets	1,031.0	211.9	1,242.9
As of January 29, 2005, total assets in the Payless Domestic and Payless International segments were $1,076.2 million and $163.6 million, respectively. Total assets for the Payless Domestic segment include $5.9 million in goodwill as of July 30, 2005, and July 31, 2004.

NOTE 15. FOREIGN CURRENCY TRANSLATION. Local currencies are the functional currencies for most foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income (loss) and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange.
For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. Dollar as their functional currency, net non-monetary assets are translated at historical rates and net monetary assets are translated at current rates. Translation adjustments are included in the determination of net income.
NOTE 16. COMMITMENTS AND CONTINGENCIES. On May 26, 2005, we announced a CEO succession plan and entered into a letter agreement with our former Chief Executive Officer, Steven J. Douglass, confirming certain matters with respect to Mr. Douglass’ separation from the Company when his successor commenced employment. On July 18, 2005, we completed the succession plan and announced that Matthew E. Rubel had been elected Chief Executive Officer and President of the Company. During the second quarter of 2005, the Company recorded a $7.9 million charge related to the management transition.
In addition, we have employment agreements with certain senior executives. These agreements could have required aggregate payments up to approximately $10.7 million if such executives had been terminated as of July 30, 2005.
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
Subsequent to the issuance of the 2005 second quarter Form 10-Q, the Company determined that certain 2004 eliminating journal entries were not recorded in the correct subsidiary. The errors overstated net earnings of the Non-guarantor Subsidiaries by $3.6 million and $8.6 million for the thirteen and twenty-six weeks ended July 31, 2004, respectively. The errors did not impact the net earnings of the Guarantor Subsidiaries for any period. The errors also overstated total shareowners’ equity and understated total current liabilities of the Non-guarantor Subsidiaries, and overstated total assets and total current liabilities of the Guarantor Subsidiaries by $8.6 million as of July 31, 2004 and January 29, 2005. The errors did not impact the total shareowners’ equity of the Guarantor Subsidiaries for any period. The Company made additional corrections that impacted this footnote. Please refer to Notes 2 and 14 for further discussion of these restatements.
The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings and cash flows for Payless ShoeSource, Inc., a Delaware corporation (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and the Company for the thirteen-week and twenty-six-week periods ended July 30, 2005, and July 31, 2004, and the related condensed consolidating balanced sheets as of July 30, 2005, July 31, 2004, and January 29, 2005. With the exception of operations in the Central American Region, the South American Region and Japan in which the Company has a 60% ownership interest, the Non-guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
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

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 30, 2005 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$214.5	$93.3	$—	$307.8
Short-term investments	—	53.2	—	—	53.2
Restricted cash	—	—	2.0	—	2.0
Inventories	—	291.3	74.3	(3.7)	361.9
Current deferred income taxes	—	22.3	0.1	—	22.4
Other current assets	23.1	82.2	21.7	(70.2)	56.8
Current assets of discontinued operations	—	2.9	—	—	2.9

Total current assets	23.1	666.4	191.4	(73.9)	807.0

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,050.9	138.3	—	1,189.2
Accumulated depreciation and amortization	—	(724.6)	(73.3)	—	(797.9)

Property and equipment, net	—	334.0	65.0	—	399.0

Favorable leases, net	—	19.9	—	—	19.9
Deferred income taxes	—	23.7	11.4	—	35.1
Goodwill	—	5.9	—	—	5.9
Other assets	1,124.6	456.8	1.8	(1,560.7)	22.5

Total assets	$1,147.7	$1,506.7	$269.6	$(1,634.6)	$1,289.4

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$1.2	$—	$1.6
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	124.6	68.9	(45.6)	147.9
Accrued expenses	8.3	164.1	19.7	(28.3)	163.8
Current liabilities of discontinued operations	—	6.2	—	—	6.2

Total current liabilities	8.3	295.3	91.8	(73.9)	321.5

Long-term debt	480.3	0.7	6.4	(283.1)	204.3
Other liabilities	1.9	83.9	12.3	(0.1)	98.0
Minority interest	—	—	8.4	—	8.4
Commitments and contingencies
Total shareowners’ equity	657.2	1,126.8	150.7	(1,277.5)	657.2

Total liabilities and shareowners’ equity	$1,147.7	$1,506.7	$269.6	$(1,634.6)	$1,289.4

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 31, 2004 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$113.6	$49.9	$—	$163.5
Short-term investments	—	20.5	—	—	20.5
Restricted cash	—	—	33.5	—	33.5
Inventories	—	327.7	73.8	(3.3)	398.2
Current deferred income taxes	—	22.4	0.7	—	23.1
Other current assets	11.6	68.5	36.8	(48.7)	68.2
Current assets of discontinued operations	—	16.9	3.7	—	20.6

Total current assets	11.6	569.6	198.4	(52.0)	727.6

Property and Equipment:
Land	—	8.0	—	—	8.0
Property, buildings and equipment	—	1,068.8	129.7	—	1,198.5
Accumulated depreciation and amortization	—	(733.3)	(60.5)	—	(793.8)

Property and equipment, net	—	343.5	69.2	—	412.7

Favorable leases, net	—	24.3	—	—	24.3
Deferred income taxes	—	25.4	8.5	—	33.9
Goodwill	—	5.9	—	—	5.9
Other assets	1,097.7	431.0	0.9	(1,503.1)	26.5
Non-current assets of discontinued operations	—	10.4	1.6	—	12.0

Total assets	$1,109.3	$1,410.1	$278.6	$(1,555.1)	$1,242.9

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.8	$—	$—	$0.8
Notes payable	—	—	33.5	—	33.5
Accounts payable	—	87.5	80.0	(41.0)	126.5
Accrued expenses	7.2	139.0	16.7	(11.0)	151.9
Current liabilities of discontinued operations	—	4.1	0.8	—	4.9

Total current liabilities	7.2	231.4	131.0	(52.0)	317.6

Long-term debt	479.9	1.6	5.6	(283.0)	204.1
Other liabilities	0.3	118.8	12.9	(50.6)	81.4
Non-current liabilities of discontinued operations	—	9.8	0.1	—	9.9
Minority interest	—	—	8.0	—	8.0
Commitments and contingencies
Total shareowners’ equity	621.9	1,048.5	121.0	(1,169.5)	621.9

Total liabilities and shareowners’ equity	$1,109.3	$1,410.1	$278.6	$(1,555.1)	$1,242.9

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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended July 30, 2005
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$631.7	$193.3	$(131.1)	$693.9

Cost of sales	—	435.4	151.5	(128.1)	458.8

Gross Margin	—	196.3	41.8	(3.0)	235.1

Selling, general and administrative expense	1.7	174.2	28.0	(3.0)	200.9

Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(1.7)	22.1	13.8	—	34.2

Interest expense	7.9	0.4	0.2	(3.5)	5.0

Interest income	—	(5.8)	(0.3)	3.5	(2.6)

Equity in earnings of subsidiaries	(26.1)	(12.5)	—	38.6	—

Earnings from continuing operations before income taxes and minority interest	16.5	40.0	13.9	(38.6)	31.8

(Benefit) provision for income taxes	(3.4)	12.0	1.5	—	10.1

Earnings from continuing operations before minority interest	19.9	28.0	12.4	(38.6)	21.7

Minority interest, net of income tax	—	—	0.1	—	0.1

Net earnings from continuing operations	19.9	28.0	12.5	(38.6)	21.8

Loss from discontinued operations, net of income taxes and minority interest	—	(1.9)	—	—	(1.9)

Net earnings	$19.9	$26.1	$12.5	$(38.6)	$19.9

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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Twenty-six Weeks Ended July 30, 2005
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,274.7	$357.9	$(243.5)	$1,389.1

Cost of sales	—	862.7	284.9	(238.0)	909.6

Gross Margin	—	412.0	73.0	(5.5)	479.5

Selling, general and administrative expense	2.3	347.6	53.2	(5.5)	397.6

Restructuring charges	—	0.7	—	—	0.7

Operating (loss) profit from continuing operations	(2.3)	63.7	19.8	—	81.2

Interest expense	15.2	0.7	0.7	(6.7)	9.9

Interest income	—	(10.2)	(0.8)	6.7	(4.3)

Equity in earnings of subsidiaries	(61.4)	(18.6)	—	80.0	—

Earnings from continuing operations before income taxes and minority interest	43.9	91.8	19.9	(80.0)	75.6

(Benefit) provision for income taxes	(6.2)	27.0	1.8	—	22.6

Earnings from continuing operations before minority interest	50.1	64.8	18.1	(80.0)	53.0

Minority interest, net of income tax	—	—	0.5	—	0.5

Net earnings from continuing operations	50.1	64.8	18.6	(80.0)	53.5

Loss from discontinued operations, net of income taxes and minority interest	—	(3.4)	—	—	(3.4)

Net earnings	$50.1	$61.4	$18.6	$(80.0)	$50.1

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Twenty-six Weeks Ended July 31, 2004 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,289.9	$328.1	$(230.1)	$1,387.9

Cost of sales	—	903.5	273.9	(225.8)	951.6

Gross Margin	—	386.4	54.2	(4.3)	436.3

Selling, general and administrative expense	1.0	310.3	62.9	(4.3)	369.9

Restructuring charges	—	13.1	0.6	—	13.7

Operating (loss) profit from continuing operations	(1.0)	63.0	(9.3)	—	52.7

Interest expense	12.7	0.3	2.7	(4.5)	11.2

Interest income	—	(5.0)	(1.8)	4.5	(2.3)

Equity in (earnings) loss of subsidiaries	(26.6)	8.9	—	17.7	—

Earnings (loss) from continuing operations before income taxes and minority interest	12.9	58.8	(10.2)	(17.7)	43.8

(Benefit) provision for income taxes	(5.0)	20.1	(4.9)	—	10.2

Earnings (loss) from continuing operations before minority interest	17.9	38.7	(5.3)	(17.7)	33.6

Minority interest, net of income tax	—	—	4.1	—	4.1

Net earnings from continuing operations	17.9	38.7	(1.2)	(17.7)	37.7

Loss from discontinued operations, net of income taxes and minority interest	—	(12.1)	(7.7)	—	(19.8)

Net earnings (loss)	$17.9	$26.6	$(8.9)	$(17.7)	$17.9

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Twenty-six Weeks Ended July 30, 2005 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$50.1	$61.4	$18.6	$(80.0)	$50.1
Loss from discontinued operations, net of income taxes and minority interest	—	(3.4)	—	—	(3.4)

Net earnings from continuing operations	50.1	64.8	18.6	(80.0)	53.5
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	5.0	0.2	—	5.2
Depreciation and amortization	—	41.6	4.4	—	46.0
Amortization of deferred financing costs	—	0.6	—	—	0.6
Amortization of unearned restricted stock	0.3	—	—	—	0.3
Deferred income taxes	—	1.0	(0.1)	—	0.9
Minority interest, net of income taxes	—	—	(0.5)	—	(0.5)
Income tax benefit of stock option exercises	0.8	—	—	—	0.8
Accretion of investments	—	(0.4)	—	—	(0.4)
Changes in working capital:
Inventories	—	(14.2)	(3.3)	0.9	(16.6)
Other current assets	(6.3)	(31.6)	28.5	9.3	(0.1)
Accounts payable	—	4.8	(9.7)	(6.5)	(11.4)
Accrued expenses	1.1	13.8	(0.7)	(3.7)	10.5
Other assets and liabilities, net	(55.9)	(18.3)	(1.1)	80.0	4.7

Net cash used in discontinued operations	—	(6.5)	—	—	(6.5)

Cash flow (used in) provided by operating activities	(9.9)	60.6	36.3	—	87.0

Investing Activities:

Capital expenditures	—	(34.2)	(1.1)	—	(35.3)
Dispositions of property and equipment	—	0.8	—	—	0.8
Restricted cash	—	—	1.0	—	1.0
Purchase of investments	—	(71.5)	—	—	(71.5)
Sales and maturities of investments	—	40.0	—	—	40.0
Investment in subsidiaries	—	24.2	—	(24.2)	—

Cash flow used in investing activities	—	(40.7)	(0.1)	(24.2)	(65.0)

Financing Activities:

Repayment on notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	0.1	1.2	—	1.3
Issuances of common stock	12.3	—	—	—	12.3
Purchases of common stock	(2.4)	—	—	—	(2.4)
Distributions to parents	—	—	(24.2)	24.2	—
Contributions by minority owners	—	—	0.5	—	0.5

Cash flow provided by (used in) financing activities	9.9	0.1	(23.5)	24.2	10.7

Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Increase in cash and cash equivalents	—	20.0	14.5	—	34.5
Cash and cash equivalents, beginning of period	—	194.5	78.8	—	273.3

Cash and cash equivalents, end of period	$—	$214.5	$93.3	$—	$307.8

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Twenty-six Weeks Ended July 31, 2004 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings (loss)	$17.9	$26.6	$(8.9)	$(17.7)	$17.9
Loss from discontinued operations, net of income taxes and minority interest	—	(12.1)	(7.7)	—	(19.8)

Net earnings (loss) from continuing operations	17.9	38.7	(1.2)	(17.7)	37.7
Adjustments for non-cash items included in earnings from continuing operations:
Non-cash component of restructuring charges	—	13.7	—	—	13.7
Loss on impairment of and disposal of assets	—	4.0	0.7	—	4.7
Depreciation and amortization	—	41.7	5.8	—	47.5
Amortization of deferred financing costs	—	0.5	—	—	0.5
Amortization of unearned restricted stock	0.4	—	—	—	0.4
Deferred income taxes	—	(3.1)	(4.1)	—	(7.2)
Minority interest, net of tax	—	—	(4.1)	—	(4.1)
Changes in working capital:
Inventories	—	(19.2)	(3.4)	(0.9)	(23.5)
Other current assets	(5.0)	3.4	0.3	(6.6)	(7.9)
Accounts payable	—	3.6	(17.1)	11.0	(2.5)
Accrued expenses	(0.3)	33.1	1.1	(3.5)	30.4
Other assets and liabilities, net	(13.0)	(7.7)	3.9	17.7	0.9
Cash flow provided by (used in) discontinued operations	—	4.8	(1.9)	—	2.9

Cash flow provided by (used in) operating activities	—	113.5	(20.0)	—	93.5

Investing Activities:

Capital expenditures	—	(52.1)	(4.1)	—	(56.2)
Purchases of investments	—	(20.5)	—	—	(20.5)
Sale and maturities of investments	—	10.0	—	—	10.0
Investment in subsidiaries	—	(2.3)	—	2.3	—
Cash flow used in discontinued operations	—	(1.7)	(0.1)	—	(1.8)

Cash flow used in investing activities	—	(66.6)	(4.2)	2.3	(68.5)

Financing Activities:
Issuance of debt	—	—	1.6	—	1.6
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.5)	—	—	(0.5)
Issuances of common stock	1.0	—	—	—	1.0
Purchases of common stock	(1.0)	—	—	—	(1.0)
Contributions by parents	—	—	2.3	(2.3)	—
Contributions by minority owners	—	—	1.5	—	1.5

Cash flow (used in) provided by financing activities	—	(0.7)	5.4	(2.3)	2.4

Effect of exchange rate changes on cash	—	—	(0.6)	—	(0.6)

Increase (decrease) in cash and cash equivalents	—	46.2	(19.4)	—	26.8
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$113.6	$49.9	$—	$163.5

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

Our cash and cash equivalents balance at the end of the 2005 second quarter was $307.8 million, an increase of $34.5 million from the end of 2004 and $144.3 million over the 2004 second quarter. Our short-term investments balance at the end of the 2005 second quarter was $53.2 million, an increase of $31.9 million from the end of 2004 and $32.7 million over the 2004 second quarter. Total inventories at the end of the 2005 second quarter were $361.9 million, a reduction of $36.3 million from the 2004 second quarter. Inventory per store declined by 5.1 percent on a cost basis and 1.0 percent on a footwear unit basis over the same period.
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
INTEREST EXPENSE, NET
Interest expense decreased from $5.8 million in the second quarter of 2004 to $5.0 million in the second quarter of 2005 due primarily to a reduction in demand notes payable. Interest income increased from $1.3 million in the second quarter of 2004 to $2.6 million in the second quarter of 2005 due primarily to an increase in cash and cash equivalents and short-term investments, offset by a reduction in restricted cash. For the first six months of 2005 interest expense decreased from $11.2 million in the first six months of 2004 to $9.9 million in the first six months of 2005 due primarily to a reduction in demand notes payable. Interest income increased from $2.3 million in the first six months of 2004 to $4.3 million in the first six months of 2005 due primarily to an increase in cash and cash equivalents and short-term investments, offset by a reduction in restricted cash.
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
LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2005 with a cash and cash equivalents balance of $307.8 million, an increase of $144.3 million over the 2004 second quarter, and with a short-term investments balance of $53.2 million, an increase of $32.7 million over the 2004 second quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $87.0 million in the first six months of 2005, compared with $93.5 million in the 2004 period. As a percentage of net sales, cash flow from operations was 6.3 percent in the first six months of 2005, compared with 6.7 percent in the same period in 2004. The significant changes in cash flow during the first six months of 2005 as compared with the 2004 period are due to net earnings, changes in inventory, accounts payable and accrued expenses.

Cash Flow Used in Investing Activities
In the first six months of 2005, cash used for capital expenditures totaled $35.3 million, compared with $56.2 million for the same period in 2004. We estimate that cash used for capital expenditures will be approximately $70 million in 2005. We anticipate that internal cash flow will be sufficient to fund all investing activities for the remainder of the year.
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

	Payments Due by Period
		Remainder of			More than
(dollars in millions)	Total	Year	1-3 Years	3-5 Years	Five Years

Employment agreement obligations	$10.7	$2.8	$7.6	$0.3	—
Employee severance	7.3	2.0	5.3	—	—

	$18.0	$4.8	$12.9	$0.3	—

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
As discussed in Note 2 to the condensed consolidated financial statements, included herein are amended condensed consolidated financial statements, which include the effects of the restatement for the six months ended July 30, 2005 and July 31, 2004. In addition, management of the Company has amended its Form 10-Q for the quarterly period ended October 29, 2005. The determination to restate these consolidated financial statements was made as a result of management’s identification of classification errors resulting in the overstatement of cash and cash equivalents and the understatement of short-term investments.
Management of the Company, under the direction of its Chief Executive Officer and its Chief Financial Officer, has reevaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of July 30, 2005. Based upon this evaluation, effective controls over the classification of investments were not maintained which resulted in a material weakness in internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were not effective as of July 30, 2005. Specifically, effective controls were not designed and in place to ensure investments with original maturities greater than three months were classified as short-term investments. The Company identified this issue subsequent to the filing of its original Form 10-Q for the quarterly period ended July 30, 2005.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
After identifying the material weakness subsequent to the filing of its Form 10-Q for the quarterly period ended July 30, 2005, management has made changes to remediate the material weakness described above. The remediation actions include:

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended July 30, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
				Value of
			Total Number of Shares	Shares that May Yet Be
			Purchased as Part of	Purchased Under the
	Total Number of		Publicly Announced	Plans or
	Shares Purchased (1)	Average Price Paid	Plans or Programs (2)	Programs (3)
Period	(in Thousands)	per Share	(in Thousands)	(in Millions)
05/01/05 – 05/28/05	10	$15.52	0	$236.2
05/29/05 – 07/02/05	9	17.11	0	236.2
07/03/05 – 07/30/05	2	19.36	0	236.2
Total	21	$16.59	0	$236.2

(1)	We repurchased an aggregate of 20,501 shares of our common stock in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.

(3)	The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.

ITEM 6 — EXHIBITS

Number	Description
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Chief Executive Officer and President*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President*

32.2	Certification Pursuant to 18 U.S.C. 1350 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

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