Form 10-Q/A
period 2005-10-29
PAYLESS SHOESOURCE INC /DE/
filed 2006-02-21
CIK 1060232

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

EXPLANATORY NOTE
This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the fiscal quarter ended October 29, 2005 (“Original Filing”), initially filed with the Securities and Exchange Commission (“SEC”) on December 7, 2005, to reflect the effect of the restatement described in Note 2 to the condensed consolidated financial statements.
This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Item 5 of Part II of the Original Filing. Except for the effects of the restatement, the foregoing items have not been updated to reflect other events that occurred after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.
Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	(as restated, see Note 2)
	October 29,	October 30,	January 29,
	2005	2004	2005
ASSETS

Current Assets:
Cash and cash equivalents	$304.2	$209.7	$273.3
Short-term investments	101.2	15.5	21.3
Restricted cash	2.0	18.5	3.0
Inventories	342.7	361.7	345.3
Current deferred income taxes	18.2	26.8	21.9
Other current assets	63.5	66.8	56.6
Current assets of discontinued operations	2.4	17.9	8.5

Total current assets	834.2	716.9	729.9

Property and Equipment:
Land	7.7	8.0	8.0
Property, buildings and equipment	1,192.8	1,216.9	1,186.9
Accumulated depreciation and amortization	(811.4)	(802.4)	(772.6)

Property and equipment, net	389.1	422.5	422.3

Favorable leases, net	19.0	22.7	21.7
Deferred income taxes	24.0	35.2	36.4
Goodwill	5.9	5.9	5.9
Other assets	21.0	25.7	23.5
Noncurrent assets of discontinued operations	—	8.1	0.1

Total Assets	$1,293.2	$1,237.0	$1,239.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of debt	$1.6	$3.5	$0.3
Notes payable	2.0	18.5	3.0
Accounts payable	140.2	106.0	160.3
Accrued expenses	160.8	164.6	159.7
Current liabilities of discontinued operations	5.0	5.9	15.0

Total current liabilities	309.6	298.5	338.3

Long-term debt	204.2	202.1	204.3
Other liabilities	99.5	87.4	93.6
Noncurrent liabilities of discontinued operations	—	8.5	—
Minority interest	9.5	7.5	8.6
Commitments and contingencies
Total shareowners’ equity	670.4	633.0	595.0

Total Liabilities and Shareowners’ Equity	$1,293.2	$1,237.0	$1,239.8

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

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	(as restated, see Note 2)
	39 Weeks Ended	39 Weeks Ended
	October 29, 2005	October 30, 2004
Operating Activities:
Net earnings	$72.0	$24.5
Loss from discontinued operation, net of income taxes and minority interest	(3.4)	(25.7)

Net earnings from continuing operations	75.4	50.2

Adjustments for non-cash items included in net earnings from continuing operations:
Restructuring charges	—	12.0
Loss on impairment and disposal of assets	6.8	6.6
Depreciation and amortization	68.3	71.2
Amortization of deferred financing costs	0.9	0.9
Amortization of unearned restricted stock	0.8	0.5
Deferred income taxes	16.4	(12.9)
Minority interest, net of income taxes	0.3	(4.3)
Income tax benefit (charge) of stock option exercises	1.2	(0.1)
Accretion of investments	(0.7)	—

Changes in working capital:
Inventories	3.3	15.7
Other current assets	(5.5)	(5.1)
Accounts payable	(17.5)	(24.1)
Accrued expenses	8.3	40.9
Other assets and liabilities, net	7.4	5.7
Net cash (used in) provided by discontinued operations	(7.2)	2.6

Cash flow provided by operating activities	158.2	159.8

Investing Activities:
Payments for capital expenditures	(49.6)	(81.5)
Dispositions of property and equipment	0.8	—
Restricted cash	1.0	15.0
Purchases of investments	(146.4)	(24.5)
Sales and maturities of investments	67.2	19.0
Cash used in discontinued operations	—	(2.1)

Cash flow used in investing activities	(127.0)	(74.1)

Financing Activities:
Repayment of notes payable	(1.0)	(15.0)
Issuance of debt	1.2	2.4
Payment of deferred financing costs	—	(0.2)
Repayment of debt	(0.2)	(0.7)
Issuances of common stock	14.6	1.5
Purchases of common stock	(16.8)	(2.3)
Contributions by minority owners	0.9	1.9

Cash flow used in financing activities	(1.3)	(12.4)

Effect of exchange rate changes on cash	1.0	(0.3)

Increase in cash and cash equivalents	30.9	73.0
Cash and cash equivalents, beginning of year	273.3	136.7

Cash and cash equivalents, end of period	$304.2	$209.7

Supplemental cash flow information:
Interest paid	$19.7	$20.8
Income taxes paid	$18.7	$1.6
Non-cash investing and operating activities:
Accrued capital additions	$5.1	$15.0
See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 36-66) in the Company’s 2004 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The reporting period for operations in the Central American and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The Company’s operations in the Central and South American Regions are operated as joint ventures in which the Company maintains 60-percent ownership. The Company also has a 60-percent ownership interest in a Japanese joint venture. Japanese operations also are reported on a December 31 year-end. The effects of the one-month lag for the operations in the Central and South American Regions and Japan are not significant to the Company’s financial position and results of operations. The results for the thirty-nine week period ended October 29, 2005, are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 28, 2006.
NOTE 2. RESTATEMENT. Subsequent to the issuance of the Company’s interim condensed consolidated financial statements for the quarterly period ended October 29, 2005, the Company determined that certain investments with original maturities more than three months were misclassified as cash and cash equivalents on the condensed consolidated balance sheets. The investments should have been classified as short-term investments (see Note 3).
In addition to the above, the Company has made the following corrections to its condensed consolidated statements of cash flows for the 39 weeks ended October 30, 2004:
•	Payments for capital expenditures have been corrected to exclude non-cash accrued capital additions.

•	Discontinued operations cash flow activity has been reclassified to identify cash flows from discontinued operations within each category.
The errors did not affect our consolidated statements of earnings or statements of shareowners’ equity for any period previously reported and did not affect compliance with debt covenants.
The effect of the above corrections on the condensed consolidated balance sheets as of October 29, 2005, October 30, 2004, and January 29, 2005, and the condensed consolidated statements of cash flows for the 39 weeks ended October 29, 2005 and October 30, 2004, are indicated below:

	Condensed Consolidated Balance Sheets
	As previously
(dollars in millions)	reported	Adjustment	As restated

October 29, 2005:
Cash and cash equivalents	$405.4	$(101.2)	$304.2
Short-term investments	$—	$101.2	$101.2

October 30, 2004:
Cash and cash equivalents	$216.2	$(6.5)	$209.7
Short-term investments	$9.0	$6.5	$15.5

January 29, 2005:
Cash and cash equivalents	$289.6	$(16.3)	$273.3
Short-term investments	$5.0	$16.3	$21.3

	Condensed Consolidated Statements of Cash Flows
	As previously
(dollars in millions)	reported	Adjustment	As restated
Thirty-nine weeks ended October 29, 2005:
Accretion of investments	$—	$(0.7)	$(0.7)
Cash flow provided by operating activities	158.9	(0.7)	158.2
Purchases of investments	—	(146.4)	(146.4)
Sales and maturities of investments	5.0	62.2	67.2
Cash flow used in investing activities	(42.8)	(84.2)	(127.0)
Increase in cash and cash equivalents	115.8	(84.9)	30.9
Cash and cash equivalents, beginning of year	289.6	(16.3)	273.3
Cash and cash equivalents, end of period	405.4	(101.2)	304.2

	Condensed Consolidated Statements of Cash Flows
	As previously
(dollars in millions)	reported	Adjustment	As restated
Thirty-nine weeks ended October 30, 2004:
Changes in working capital — accounts payable	$(23.7)	$(0.4)	$(24.1)
Changes in working capital — accrued expenses	41.0	(0.1)	40.9
Net cash provided by discontinued operations	0.5	2.1	2.6
Cash flow provided by operating activities	158.2	1.6	159.8
Payments for capital expenditures	(82.0)	0.5	(81.5)
Purchases of investments	(13.0)	(11.5)	(24.5)
Sales and maturities of investments	14.0	5.0	19.0
Cash used in discontinued operations	—	(2.1)	(2.1)
Cash flow used in investing activities	(66.0)	(8.1)	(74.1)
Increase in cash and cash equivalents	79.5	(6.5)	73.0
Cash and cash equivalents, end of period	216.2	(6.5)	209.7
Non-cash investing and operating activities:
Accrued capital additions	—	15.0	15.0
NOTE 3. SHORT-TERM INVESTMENTS.
The Company had short-term investments that consisted of the following:

	October 29,	October 30,	January 29,
(dollars in millions)	2005	2004	2005
Held-to-maturity securities:
Commercial paper	$86.5	$—	$6.5
Agency securities	14.2	—	3.3
Certificates of deposit	0.5	—	—
Corporate debt securities	—	6.5	6.5

Total held-to-maturity securities	101.2	6.5	16.3

Available-for-sale securities:
Auction rate securities	—	9.0	5.0

Total short-term investments	$101.2	$15.5	$21.3

Held-to-maturity securities are carried at amortized cost. As of October 29, 2005, the original maturities for held-to-maturity securities were less than one year. As of October 29, 2005, October 30, 2004, and January 29, 2005, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.
As of October 30, 2004 and January 29, 2005, short-term investments included $9.0 million and $5.0 million, respectively, of auction rate securities. These investments were classified as available-for-sale securities and were recorded at fair value with unrealized gains or losses reported in other comprehensive income (loss). Due to the short term period between the reset dates of interest rates, there were no unrealized or realized gains or losses associated with these securities.

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
During the third quarter of 2005, the Company recorded a $1.2 million restructuring charge related to the settlement of certain employment related matters.
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
Favorable leases subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	October 29, 2005	October 30, 2004	January 29, 2005

Gross carrying amount	$76.0	$80.3	$78.2
Less: accumulated amortization	(57.0)	(57.6)	(56.5)

Carrying amount, end of period	$19.0	$22.7	$21.7

Amortization expense on favorable leases was as follows:
(dollars in millions)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Amortization expense on favorable leases	$0.8	$1.0	$2.6	$3.1
The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount

Remainder of 2005	$0.9
2006	3.1
2007	2.7
2008	2.4
2009	2.1
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
NOTE 16. COMMITMENTS AND CONTINGENCIES. On May 26, 2005, we announced a CEO succession plan and entered into a letter agreement with our former Chief Executive Officer, Steven J. Douglass, confirming certain matters with respect to Mr. Douglass’ separation from the Company when his successor commenced employment. On July 18, 2005, we completed the succession plan and announced that Matthew E. Rubel had been elected Chief Executive Officer and President of the Company. For the thirty-nine weeks ended October 29, 2005, the Company recorded a $8.0 million charge related to the management transition.
In addition, we have employment agreements with certain senior executives. These agreements could have required aggregate payments up to approximately $9.4 million if such executives had been terminated as of October 29, 2005.
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
NOTE 17. HURRICANES KATRINA, RITA, and WILMA. Hurricanes Katrina and Rita struck the Gulf Coast on August 29, 2005, and September 24, 2005, respectively. The Company closed approximately 130 stores in areas impacted by Hurricane Katrina. As of the end of the third quarter, 23 of those stores were not open for operations. Store closings related to Hurricane Rita peaked at approximately 139 stores and as of the end of the third quarter, five stores impacted by Rita were not open for operations. Hurricane Wilma struck Florida on October 24, 2005. The Company closed approximately 120 stores in areas impacted by Hurricane Wilma, and as of the end of the third quarter, 32 of those stores have not been reopened for operations. The Company maintains business interruption insurance. As a result of these Hurricanes, certain merchandise inventory was destroyed and written off. The Company is insured at the selling price of the inventory less a deductible and believes it will be reimbursed in excess of the net book value of the merchandise inventory. The Company also recorded asset impairments related to long-lived assets that were damaged by the Hurricanes, and continues to assess costs related to property loss, clean-up efforts and lost profits.
NOTE 18. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”, to provide an alternate transition method for the implementation of SFAS No. 123(R). Some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS No. 123(R) for recognition purposes. This method comprises (a) a computational component that establishes a beginning balance of the additional paid-in capital (“APIC”) pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company will apply the principles set forth in this FSP upon its adoption of SFAS No. 123(R). SFAS No. 123(R) is effective for the first interim reporting period of the Company’s 2006 fiscal year.
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
NOTE 19. SUBSIDIARY GUARANTORS OF SENIOR NOTES — CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Restated). The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
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

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of October 29, 2005 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$184.9	$119.3	$—	$304.2
Short-term investments	—	100.7	0.5	—	101.2
Restricted cash	—	—	2.0	—	2.0
Inventories	—	283.3	61.7	(2.3)	342.7
Current deferred income taxes	—	18.2	—	—	18.2
Other current assets	26.3	93.1	20.1	(76.0)	63.5
Current assets of discontinued operations	—	2.4	—	—	2.4

Total current assets	26.3	682.6	203.6	(78.3)	834.2

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,053.8	139.0	—	1,192.8
Accumulated depreciation and amortization	—	(736.3)	(75.1)	—	(811.4)

Property and equipment, net	—	325.2	63.9	—	389.1

Favorable leases, net	—	19.0	—	—	19.0
Deferred income taxes	—	13.6	10.4	—	24.0
Goodwill	—	5.9	—	—	5.9
Other assets	1,148.8	445.4	1.7	(1,574.9)	21.0

Total assets	$1,175.1	$1,491.7	$279.6	$(1,653.2)	$1,293.2

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$1.2	$—	$1.6
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	131.4	73.2	(64.4)	140.2
Accrued expenses	22.5	138.3	13.9	(13.9)	160.8
Current liabilities of discontinued operations	—	5.0	—	—	5.0

Total current liabilities	22.5	275.1	90.3	(78.3)	309.6

Long-term debt	480.3	0.7	6.4	(283.2)	204.2
Other liabilities	1.9	85.3	12.3	—	99.5
Minority interest	—	—	9.5	—	9.5
Commitments and contingencies
Total shareowners’ equity	670.4	1,130.6	161.1	(1,291.7)	670.4

Total liabilities and shareowners’ equity	$1,175.1	$1,491.7	$279.6	$(1,653.2)	$1,293.2

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of October 30, 2004 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$151.7	$58.0	$—	$209.7
Short-term investments	—	15.5	—	—	15.5
Restricted cash	—	—	18.5	—	18.5
Inventories	—	295.7	69.2	(3.2)	361.7
Current deferred income taxes	—	26.8	—	—	26.8
Other current assets	14.1	63.4	40.0	(50.7)	66.8
Current assets of discontinued operations	—	15.6	2.3	—	17.9

Total current assets	14.1	568.7	188.0	(53.9)	716.9

Property and Equipment:
Land	—	8.0	—	—	8.0
Property, buildings and equipment	—	1,081.0	135.9	—	1,216.9
Accumulated depreciation and amortization	—	(737.8)	(64.6)	—	(802.4)

Property and equipment, net	—	351.2	71.3	—	422.5

Favorable leases, net	—	22.7	—	—	22.7
Deferred income taxes	—	24.5	10.7	—	35.2
Goodwill	—	5.9	—	—	5.9
Other assets	1,106.1	444.5	1.6	(1,526.5)	25.7
Non-current assets of discontinued operations	—	7.7	0.4	—	8.1

Total assets	$1,120.2	$1,425.2	$272.0	$(1,580.4)	$1,237.0

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$1.1	$2.4	$—	$3.5
Notes payable	—	—	18.5	—	18.5
Accounts payable	—	80.7	65.7	(40.4)	106.0
Accrued expenses	3.1	150.9	24.1	(13.5)	164.6
Current liabilities of discontinued operations	—	5.3	0.6	—	5.9

Total current liabilities	3.1	238.0	111.3	(53.9)	298.5

Long-term debt	480.0	1.1	4.0	(283.0)	202.1
Other liabilities	1.5	103.7	14.6	(32.4)	87.4
Non-current liabilities of discontinued operations	—	8.4	0.1	—	8.5
Minority interest	—	—	7.5	—	7.5
Commitments and contingencies
Total shareowners’ equity	635.6	1,074.0	134.5	(1,211.1)	633.0

Total liabilities and shareowners’ equity	$1,120.2	$1,425.2	$272.0	$(1,580.4)	$1,237.0

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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended October 30, 2004
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$611.6	$163.9	$(114.1)	$661.4

Cost of sales	—	442.3	130.0	(112.0)	460.3

Gross Margin	—	169.3	33.9	(2.1)	201.1

Selling, general and administrative expense	0.8	145.1	31.9	(2.1)	175.7

Restructuring charges	—	3.9	—	—	3.9

Operating (loss) profit from continuing operations	(0.8)	20.3	2.0	—	21.5

Interest expense	6.9	0.1	0.8	(2.3)	5.5

Interest income	—	(2.9)	(0.6)	2.3	(1.2)

Equity in (earnings) loss of subsidiaries	(11.8)	3.2	—	8.6	—

Earnings from continuing operations before income taxes and minority interest	4.1	19.9	1.8	(8.6)	17.2

(Benefit) provision for income taxes	(2.5)	3.7	3.7	—	4.9

Earnings (loss) from continuing operations before minority interest	6.6	16.2	(1.9)	(8.6)	12.3

Minority interest, net of income tax	—	—	0.2	—	0.2

Net earnings (loss) from continuing operations	6.6	16.2	(1.7)	(8.6)	12.5

Loss from discontinued operations, net of income taxes and minority interest	—	(4.4)	(1.5)	—	(5.9)

Net earnings (loss)	$6.6	$11.8	$(3.2)	$(8.6)	$6.6

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirty-nine Weeks Ended October 29, 2005 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$72.0	$89.2	$25.9	$(115.1)	$72.0
Loss from discontinued operations, net of income taxes and minority interest	—	(3.4)	—	—	(3.4)

Net earnings from continuing operations	72.0	92.6	25.9	(115.1)	75.4
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	6.5	0.3	—	6.8
Depreciation and amortization	—	60.9	7.4	—	68.3
Amortization of deferred financing costs	0.1	0.8	—	—	0.9
Amortization of unearned restricted stock	0.8	—	—	—	0.8
Deferred income taxes	—	15.2	1.2	—	16.4
Minority interest, net of income taxes	—	—	0.3	—	0.3
Income tax benefit of stock option exercises	1.2	—	—	—	1.2
Accretion of investments	—	(0.7)	—	—	(0.7)
Changes in working capital:
Inventories	—	(6.2)	10.0	(0.5)	3.3
Other current assets	(9.5)	(42.5)	31.4	15.1	(5.5)
Accounts payable	—	13.2	(5.4)	(25.3)	(17.5)
Accrued expenses	15.3	(11.2)	(6.5)	10.7	8.3
Other assets and liabilities, net	(77.7)	(29.5)	(0.5)	115.1	7.4

Net cash used in discontinued operations	—	(7.2)	—	—	(7.2)

Cash flow provided by operating activities	2.2	91.9	64.1	—	158.2

Investing Activities:

Capital expenditures	—	(47.0)	(2.6)	—	(49.6)
Dispositions of property and equipment	—	0.8	—	—	0.8
Restricted cash	—	—	1.0	—	1.0
Purchase of investments	—	(145.9)	(0.5)	—	(146.4)
Sales and maturities of investments	—	67.2	—	—	67.2
Investment in subsidiaries	—	23.6	—	(23.6)	—

Cash flow used in investing activities from continuing operations	—	(101.3)	(2.1)	(23.6)	(127.0)

Financing Activities:

Issuance of notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	—	1.2	—	1.2
Repayment of debt		(0.2)			(0.2)
Issuances of common stock	14.6	—	—	—	14.6
Purchases of common stock	(16.8)	—	—	—	(16.8)
Distributions to parents	—	—	(23.6)	23.6	—
Contributions by minority owners	—	—	0.9	—	0.9

Cash flow used in financing activities from continuing operations	(2.2)	(0.2)	(22.5)	23.6	(1.3)

Effect of exchange rate changes on cash	—	—	1.0	—	1.0

(Decrease) increase in cash and cash equivalents	—	(9.6)	40.5	—	30.9
Cash and cash equivalents, beginning of period	—	194.5	78.8	—	273.3

Cash and cash equivalents, end of period	$—	$184.9	$119.3	$—	$304.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirty-nine Weeks Ended October 30, 2004 (Restated)
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings (loss)	$24.5	$38.4	$(12.1)	$(26.3)	$24.5
Loss from discontinued operations, net of income taxes and minority interest	—	(16.5)	(9.2)	—	(25.7)

Net earnings from continuing operations	24.5	54.9	(2.9)	(26.3)	50.2
Adjustments for non-cash items included in earnings from continuing operations:
Non-cash component of restructuring charges	—	12.0	—	—	12.0
Loss on impairment of and disposal of assets	—	5.5	1.1	—	6.6
Depreciation and amortization	—	62.6	8.6	—	71.2
Amortization of deferred financing costs	—	0.9	—	—	0.9
Amortization of unearned restricted stock	0.5	—	—	—	0.5
Deferred income taxes	—	(6.6)	(6.3)	—	(12.9)
Income tax charge of stock option exercises	(0.1)	—	—	—	(0.1)
Minority interest, net of tax	—	—	(4.3)	—	(4.3)
Changes in working capital:
Inventories	—	12.8	3.9	(1.0)	15.7
Other current assets	(7.5)	8.5	(1.5)	(4.6)	(5.1)
Accounts payable	—	(3.8)	(31.9)	11.6	(24.1)
Accrued expenses	(4.4)	43.2	8.1	(6.0)	40.9
Other assets and liabilities, net	(12.2)	(23.6)	15.2	26.3	5.7
Cash flow provided by (used in) discontinued operations	—	4.4	(1.8)	—	2.6

Cash flow provided by (used in) operating activities	0.8	170.8	(11.8)	—	159.8

Investing Activities:

Capital expenditures	—	(75.3)	(6.2)	—	(81.5)
Restricted cash	—	—	15.0	—	15.0
Purchase of investments	—	(24.5)	—	—	(24.5)
Sale and maturities of investments	—	19.0	—	—	19.0
Investment in subsidiaries	—	(2.9)	—	2.9	—
Cash used in discontinued operations	—	(1.9)	(0.2)	—	(2.1)

Cash flow (used in) provided by investing activities from continuing operations	—	(85.6)	8.6	2.9	(74.1)

Financing Activities:
Repayment on notes payable	—	—	(15.0)	—	(15.0)
Issuance of debt	—	—	2.4	—	2.4
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.7)	—	—	(0.7)
Issuances of common stock	1.5	—	—	—	1.5
Purchases of common stock	(2.3)	—	—	—	(2.3)
Contributions by parents	—	—	2.9	(2.9)	—
Contributions by minority owners	—	—	1.9	—	1.9

Cash flow used in financing activities from continuing operations	(0.8)	(0.9)	(7.8)	(2.9)	(12.4)

Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)

Increase (decrease) in cash and cash equivalents	—	84.3	(11.3)	—	73.0
Cash and cash equivalents, beginning of period	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$151.7	$58.0	$—	$209.7

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q/A and gives effect to the restatement discussed in Note 2 to the Condensed Consolidated Financial Statements.
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

Our cash and cash equivalents balance at the end of the 2005 third quarter was $304.2 million, an increase of $30.9 million from the end of 2004 and $94.5 million over the 2004 third quarter. Our short-term investments balance at the end of the 2005 third quarter was $101.2 million, an increase of $79.9 million from the end of 2004 and $85.7 million over the 2004 third quarter. Total inventories at the end of the 2005 third quarter were $342.7 million, a reduction of $19.0 million from the 2004 third quarter. Total inventory at cost per store declined by 1.6 percent.
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
The increase in the third quarter of 2005 was primarily the result of $5.2 million in additional costs for employee incentive programs, $1.6 million in increased supplies cost, $1.1 million in additional costs for professional services, and $0.7 million in additional costs for credit card usage. These increases were partially offset by a $3.6 million reduction in payroll, reflecting reduced store count. The increase in the first nine months of 2005 was primarily the result of $20.8 million in additional costs for employee incentive programs, $8.8 million in increased advertising costs, $8.0 million in management transition costs, $4.5 million in additional costs for professional services, $2.4 million in increased costs for credit card usage, and $1.9 million in increased supplies cost. These increases were partially offset by a $8.6 million reduction in payroll and a $2.9 million reduction in general insurance costs during the first nine months of 2005.
RESTRUCTURING CHARGES
During the third quarter of 2005, we recorded a $1.2 million restructuring charge related to the settlement of certain employment related matters, as discussed in our Form 8-K, filed on November 7, 2005. See Note 3 of the Notes to Condensed Consolidated Financial Statements for further discussion of our restructuring activities.
INTEREST EXPENSE (INCOME)
Interest expense decreased from $5.5 million in the third quarter of 2004 to $4.7 million in the third quarter of 2005 due primarily to a reduction in demand notes payable. Interest income increased from $1.2 million in the third quarter of 2004 to $3.2 million in the third quarter of 2005 due primarily to an increase in cash and cash equivalents and short-term investments and an increase in interest rates, partially offset by a reduction in restricted cash. For the first nine months of 2005 interest expense was $14.6 million compared to $16.7 million in the first nine months of 2004 due primarily to a reduction in demand notes payable. Interest income increased from $3.5 million in the first nine months of 2004 to $7.5 million in the first nine months of 2005 due primarily to an increase in cash and cash equivalents and short-term investments.
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

LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2005 with a cash and cash equivalents balance of $304.2 million, an increase of $94.5 million over the 2004 third quarter, and a short-term investments balance of $101.2 million, an increase of $85.7 million over the 2004 third quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.
Cash Flow Provided by Operating Activities
Cash flow provided by operating activities was $158.2 million in the first nine months of 2005, compared with $159.8 million in the 2004 period. As a percentage of net sales, cash flow from operations was 7.7 percent and 7.8 percent in the first nine months of 2005 and 2004, respectively. The significant changes in cash flow during the first nine months of 2005 as compared with the 2004 period are due to net income and changes in inventories and accrued expenses.
Cash Flow Used in Investing Activities
In the first nine months of 2005, cash used for capital expenditures totaled $49.6 million, compared with $81.5 million for the same period in 2004. We estimate that cash used for capital expenditures will be approximately $70 million in 2005. We anticipate that internal cash flow will be sufficient to fund all investing activities for the remainder of the year.
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

Financial Commitments
On May 26, 2005, we announced a CEO succession plan and entered into a letter agreement with our former Chief Executive Officer, Steven J. Douglass, confirming certain matters with respect to Mr. Douglass’ separation from the Company when his successor commenced employment. On July 18, 2005, we completed the succession plan and announced that Matthew E. Rubel had been elected Chief Executive Officer and President of the Company. As of October 29, 2005, our employment agreement and employee severance obligations, which have been updated to include obligations under Mr. Rubel’s employment agreement, obligations remaining under Mr. Douglass’ employment agreement and obligations arising from other management changes made during the first nine months of 2005, are as follows:

	Payments Due by Period
		Remainder of			More than
(dollars in millions)	Total	Year	1-3 Years	3-5 Years	Five Years

Employment agreement obligations	$9.4	$1.3	$7.8	$0.3	—
Employee severance	7.1	2.0	5.1	—	—

	$16.5	$3.3	$12.9	$0.3	—

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
As discussed in Note 2 to the condensed consolidated financial statements, included herein are amended condensed consolidated financial statements, which include the effects of the restatement for the nine months ended October 29, 2005 and October 30, 2004. The determination to restate these consolidated financial statements was made as a result of management’s identification of classification errors resulting in the overstatement of cash and cash equivalents and the understatement of short-term investments.
Management of the Company, under the direction of its Chief Executive Officer and its Chief Financial Officer, has reevaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of October 29, 2005. Based upon this evaluation, effective controls over the classification of investments were not maintained which resulted in a material weakness in internal control over financial reporting. The Company’s management, including its Chief Executive Officer and Chief Financial Officer, concluded that its disclosure controls and procedures were not effective as of October 29, 2005. Specifically, effective controls were not designed and in place to ensure investments with original maturities greater than three months were classified as short-term investments. The Company identified this issue subsequent to the filing of its original Form 10-Q for the quarterly period ended October 29, 2005.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter of fiscal year 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
After identifying the material weakness subsequent to the filing of its Form 10-Q for the quarterly period ended October 29, 2005, management has made changes to remediate the material weakness described above. The remediation actions include:
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended October 29, 2005, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of		Publicly Announced	Purchased Under the Plans or
	Shares Purchased (1)	Average Price Paid	Plans or Programs (2)	Programs (3)
Period	(in Thousands)	per Share	(in Thousands)	(in Millions)
07/31/05 - 08/27/05	30	$18.60	27	$235.7
08/28/05 - 10/01/05	129	17.48	126	233.5
10/02/05 - 10/29/05	682	17.03	679	221.9

Total	841	$17.15	832	$221.9

(1)	We repurchased an aggregate of 8,809 shares of our common stock in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.

(3)	The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.
ITEM 5 — NONE
ITEM 6 — EXHIBITS

Number	Description
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Chief Executive Officer and President*

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President*

32.2	Certification Pursuant to 18 U.S.C. 1350 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

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