Form 10-K
period 2006-01-28
PAYLESS SHOESOURCE INC /DE/
filed 2006-04-07
CIK 1060232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 1-14770
PAYLESS SHOESOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	48-1813160 (I.R.S. Employer Identification No.)

3231 Southeast Sixth Avenue, Topeka, Kansas (Address of principal executive offices)	66607-2207 (Zip Code)
(785) 233-5171
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share Preferred stock purchase rights	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: [None]
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,284 million based on the closing price of $19.42 as reported on the New York Stock Exchange on July 29, 2005, the last trading day of the registrant’s second fiscal quarter.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 3, 2006

Common Stock, $.01 par value per share	66,553,965 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2006 (Proxy Statement)	Part III

Forward Looking Statements
This report contains, and from time to time we may publish, forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, future store openings, international expansion, possible strategic alternatives, new business concepts, capital expenditures, fashion trends and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers from whom we source our merchandise; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries; changes in relationships between Canada and foreign countries; economic and political instability in foreign countries or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source products are located or in which we operate stores; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on appropriate terms; the ability to hire, train and retain associates; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; the performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; and changes in commodity prices such as oil. See also “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or thereof or to reflect the occurrence of unanticipated events. See also “Risk Factors.”

PAYLESS SHOESOURCE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 28, 2006
INDEX

PART I
ITEM 1. BUSINESS
General
We are the largest family footwear specialty retailer in the Western Hemisphere with 4,605 retail stores as of fiscal year-end 2005, including 22 stores not open for operations at year-end as a result of the hurricanes Katrina, Rita and Wilma. Our Payless ShoeSource retail stores in the United States, Canada, the Caribbean, Central America, South America, and Japan sold over 182 million pairs of footwear during fiscal 2005. Payless ShoeSource stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. All references to years are to our fiscal year unless otherwise stated. All data is based on continuing operations unless otherwise specifically stated.
Our Payless ShoeSource® stores sell a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers and accessories, such as handbags and hosiery, at affordable prices. As of fiscal year-end 2005, each Payless ShoeSource store stocked on average 6,700 pairs of footwear. Over 50% of the footwear inventory found in a Payless ShoeSource store is generally stocked based on the demographics and customer profile of that store’s location. As part of our strategy to create an emotional connection with our customer, we intend to deliver consumer relevant on-trend fashion and design, at prices that are accessible to everyone.
We offer footwear and accessories for women, men and children of all ages, but we focus our marketing efforts on women consumers between the ages of 18 and 49 with household incomes of less than $75,000. We believe this group of consumers makes a disproportionately large share of household footwear purchasing decisions. We believe that approximately 40% of these target consumers purchased at least one pair of footwear from our stores last year.
We operate our stores in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers, and leased departments in other retailers. We generally lease our stores with initial terms of five to ten years and either one or two renewal options.
In 2005, we generated net sales from continuing operations of $2.67 billion, as compared with $2.66 billion in 2004.
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

Segments and Geographic Areas
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
For a more detailed discussion of our segments and geographic areas please see the discussion contained in Note 19 “Segment Reporting” in the Notes to Consolidated Financial Statements.
Leading Market Share and Brand Recognition
With over 4,600 stores, we have strong brand recognition. In 2005, we sold over 182 million pairs of footwear in our Payless ShoeSource stores, making Payless the largest family footwear specialty retailer in the Western Hemisphere. We average nearly 600 million customer visits per year.
We utilize extensive national and local advertising through multiple formats, including television, radio and print, to strengthen our established brand name, reinforce our broad consumer recognition and support our promotional events. Our new brand essence, “Inspiring fun fashion possibilities for the family-Payless,” will help define Payless as the fun fashion source for footwear and accessories for the family.
Flexible Real Estate Strategy
We believe that our real estate strategy provides us with the ability to optimally locate our stores in places that are convenient for large numbers of consumers, as well as the flexibility to react quickly to shifts in consumer demographics and competitive conditions. We strategically locate our stores in a variety of retail formats to maximize convenience and accessibility for our broad consumer base, including central business districts, shopping malls, free-standing buildings, strip centers, and leased departments within other retailers. To maintain flexibility, we generally enter into leases with initial terms of five to ten years and either one or two renewal options.
In 2005, it cost us approximately $200,000 in capital expenditures to open a new store. During 2006, we expect the average capital costs for a new store to increase to approximately $250,000. During 2005, we opened 46 new stores. During the same period, we closed 81 stores. In addition, we also relocated 75 stores.
Experienced Management Team
Our management team is composed of seasoned retail executives. Our 13 most senior executives have an average of 25 years of retail experience.
Strategy
Our mission is to become the first choice for style and value in footwear and accessories for our target customers. We plan to realize this goal by focusing on growing our core footwear and accessories businesses, while growing our profits in the mid-teen range. To achieve this goal, we must execute consistently on the fundamentals of our business.

Positioning Payless ShoeSource® as the leading Mass Specialty Footwear and Accessories Retailer
Our strategy is to position Payless ShoeSource as the leading mass specialty footwear and accessories retailer by executing against the following five strategic themes:
•	Establish an emotional connection with target customers by delivering compelling brand and product stories across categories, product types, and price-points communicated through aspirational messaging and imaging.

•	Provide product that is on-trend, differentiated and distinctive inspired by select popular fashion trends and pop culture for all target customers with a primary focus on expressive women and expressive moms.

•	Improve brand marketing effectiveness through a “house of brands” architecture with consistent positioning by customer segment and use occasion to build distinctiveness and focus in our assortment.

•	Provide a great shopping experience through improved customer engagement and leveraging real estate to support the repositioning of our brand.

•	Maintain efficient operations by building greater speed and flexibility into the supply chain to deliver the right product to the right store at the right time in the appropriate proportions across the 4,600 store network.
Our International Business
Since opening our first store in Canada in 1997, our international presence has grown substantially; however, future international expansion will be limited to opportunistic growth in proven international markets. As of year-end, we had 578 stores in 11 countries, Puerto Rico and the U.S. Virgin Islands. In September 2000, we entered into a joint venture to operate Payless ShoeSource stores in the Central American Region. In November 2001, we entered into a joint venture to operate Payless ShoeSource stores in South America. However, in 2004, as part of our strategic initiatives, we ceased all operations in Chile and Peru. In 2003, we entered into a joint venture with Nichimen Corporation (which has since become Sojitz Corporation) to test the Payless concept in Japan. Under this arrangement, we opened our first test store in Japan in November 2004.

Stores
As of January 28, 2006, we operated a total of 4,605 stores in a single retail format, Payless ShoeSource. The ten states or Canadian provinces with the largest concentration of our stores as of January 28, 2006, are identified below, along with the total number of stores for each international region in which we operate:

	No. of		No. of
Domestic Segment	Stores	International Segment	Stores
California	544	Ontario, Canada	139
Texas	395	All other Canadian locations	173

Florida	278
New York	259	Total Canada	312
Illinois	192	Central American Region	147
Pennsylvania	170	Puerto Rico and U.S. Virgin Islands	87
Ohio	145	South American Region	31
Michigan	137	Japan	1

New Jersey	131
All other	1,776	Total International Segment	578

Total Domestic Segment	4,027

Payless ShoeSource® Stores
The average size of our Payless ShoeSource stores in the United States and Canada is approximately 3,200 square feet. The average Payless ShoeSource store in the United States and Canada has between four and six associates, including a store manager. During 2005, each Payless store in the United States and Canada carried on average approximately 7,600 pairs of shoes. Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers, and leased departments in ShopKo stores. At year end, 500 locations incorporated a “Payless Kids” area which has approximately 975 additional square feet of selling space devoted to an expanded assortment of children’s shoes. The stores that include a “Payless Kids” area have wider aisles, children-friendly seating and an entertainment center for children. Stores incorporating a “Payless Kids” area are located throughout the United States.
In 1999, we entered a strategic alliance with ShopKo Stores, Inc., a discount retailer with stores primarily in the Midwest, Western Mountain, and Pacific Northwest regions, through which we operate Payless ShoeSource shoe departments within ShopKo® stores. This alliance provides an additional distribution channel for our products. As of year end, there were 135 of these locations.
Our Central American and South American Regions operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings and strip centers. The average size of our Payless ShoeSource stores in the Central American Region is approximately 2,500 square feet. The average size of our Payless ShoeSource stores in the South American Region is approximately 2,900 square feet. At year end, the average Payless ShoeSource store in the Central American Region and South American Region had approximately five and six associates, including a store manager, respectively.

Dyelights(SM)
We also operate one of the world’s largest shoe dyeing facilities through our Dyelights(SM) business. Currently, Dyelights shoes are exclusively offered through our Payless ShoeSource stores under the Dyelights® brand. Customers select the color they would like their shoes to be dyed from a color book. Once a shoe is ordered from a store, the shoe is dyed to order. The dyed shoes are generally available for pick-up at the store approximately ten days after the order is placed. The retail price for Dyelights shoes including the dyeing cost is currently $37.99.
Employees
As of January 28, 2006, we had approximately 27,550 employees, including approximately 11,600 United States and 1,400 Canadian full-time associates and 12,600 U.S. and 950 Canadian part-time associates, as well as approximately 800 primarily full-time associates in the Central American and South American Regions and approximately 200 in Asia. Approximately 465 of our distribution center general warehouse associates and 150 of our other associates are covered by collective bargaining agreements. Our management believes that we have a good relationship with our employees.
Store Management and Systems
All of our stores are equipped with electronic point of sale registers and a back office computer except the ShopKo locations which are equipped only with a back office computer. The store computer can provide price look-up, daily communications with our headquarters and other functions. Store associates receive frequent communications through the back office computer from our headquarters describing promotional events, price changes, and time-sensitive operational updates.
In general, each retail location is managed by a Store Manager and is assigned to a district. Store Managers report to District Managers who, in turn, report to Directors of Retail Operations who have full responsibility for the stores in their region. Human Resources, loss prevention, inventory control functions, accounting, logistics support, information technology, and other more general support services are generally coordinated from our Topeka, Kansas headquarters. In addition, we have accounting offices in Costa Rica, Guatemala, El Salvador, Honduras, Nicaragua, Ecuador, Panama, and the Dominican Republic that support the Central and South American Regions. We also have an accounting office in Japan.
Competition
The retail footwear and accessories market is highly competitive. The retail footwear and accessories industry can be divided into three segments: high, moderate and value-priced. The high-priced segment is comprised principally of department and specialty stores. The moderate-priced segment, which includes specialty shoe chains, mass-merchandisers and junior department stores, has no single dominant competitor. The value-priced segment includes Payless and other large national discount merchandisers.
With our breadth of assortment, we face a variety of competitive challenges from domestic and international footwear retailers, including traditional shoe stores, department stores, branded discount stores, sporting goods retailers, mail order retailers, and mass-market discount retailers. In addition, many retailers who have not traditionally carried footwear have added various footwear and accessories including seasonal, specialty and general footwear in their merchandise assortment.
The primary competitive levers to establish a point of differentiation in our industry are merchandise selection, flow and timing, pricing, fashion, product quality and aesthetics, convenience and in-store experience. We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters such as Wal-Mart, Target and Kmart and at the same time as department and specialty retailers such Kohl’s, J.C. Penney Company, Inc. and Nine West but at a more compelling value.
Seasonality
The domestic retail footwear market is characterized by four high volume seasons: Easter, early summer, back-to-school, and winter seasons. During each of these periods, we increase our inventory levels to support the increased demand for our products, as well as offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the winter season. The retail footwear market in Central and South America is also seasonal and is characterized by stronger sales in December and the back-to-school season.
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
In 2005, we continued the implementation of the SMILES initiative. This initiative was implemented as a result of productivity studies which identified several service related behaviors that, when properly executed by our associates, resulted in higher conversion rates. In 2004, we introduced SMILES to all store managers to educate and inform them about these service behaviors, and how these service behaviors assist in balancing customer engagement with store tasks. In 2005, we began rolling out this training program to all store associates to better engage customers and exhibit the SMILES behavior. In 2006, we will complete the SMILES initiative and will develop training for new hires. Our goal is to develop a long-term, sustainable philosophy focused on driving sales through customer engagement and conversion.
Purchasing and Distribution
Purchasing
We utilize a network of agents and factories in the United States and ten foreign countries to obtain our footwear products. These products are manufactured to meet our specifications and standards. The strength of our footwear relationships with agents and factories, some dating back over 40 years, has allowed us to revise our sourcing strategies to reflect changing political and economic environments. In order to increase quality control and to achieve other efficiencies, we have consolidated our factory base. We rely heavily on several large factory groups. Fifteen core factories accounted for approximately 57% of our footwear purchases in 2005. If any one of them were to be unable to supply our needs consistent with prior performance, we could experience disruptions in shoe deliveries. However, we believe that we could find alternate factories to produce our product and believe our relationships with our factory base to be good. The remainder of our footwear requirements in 2005 were obtained from approximately 133 additional factories. Factories in the People’s Republic of China are a direct source of approximately 93% of our footwear based on cost.

We do not purchase “seconds” or “overruns” and do not own any manufacturing facilities. We closely integrate our merchandise purchasing requirements with various manufacturers through our sourcing organization which has offices in Kansas, Taiwan, China, Brazil, Hong Kong, and Vietnam.
Approximately 58% of our merchandise (based on cost) is acquired through a network of third-party agents. A subsidiary in Hong Kong arranges directly with factories for the design, selection, production management, inspection and distribution of approximately 42% of the shoes purchased by us.
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
Our quality assurance organization sets standards and specifications for product manufacture, performance and appearance. We communicate those standards and specifications to our many factories through our proprietary Quality Works System.
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
We currently operate a single 807,000 square foot distribution center including office space and a 12,000 square foot dyeing facility in Topeka, Kansas. This distribution center is capable of replenishing domestic in-store product levels by style, color and size. Our Topeka distribution center handles substantially all of our replenishments and operates seven days a week, 12 to 24 hours per day. Our remaining domestic distribution needs are handled by a third-party facility in Los Angeles, California. We utilize third-party carriers to ship all products to and from our distribution centers. In February 2003, we began using a third-party distribution facility in Panama to service our stores in the Central and South American Regions. We are also currently planning to open a distribution center on the West Coast in 2007 to better service our stores west of the Rocky Mountains.

We regularly monitor the capacity of our distribution system and the distribution center. Stores generally receive new merchandise on average twice a week in an effort to maintain a constant flow of fresh and replenished merchandise.
Marketing
We have three primary marketing objectives which are to (i) effectively position the Payless brand, (ii) increase awareness and drive traffic and transactions into our stores through a planned promotional cadence; and (iii) create market excitement for our brand through select public relations events. This is achieved by our multi-dimensional marketing efforts that include nationally broadcast television, radio and magazine advertising. We regularly advertise on television, reaching households across the nation, as well as through free-standing inserts delivered to approximately 30 million homes periodically during the year, in order to support key promotional events. In addition to media support, we utilize in-store promotional materials, including posters, signs and point of sale items, as well as our store associates to convey our message to the customer.
In addition to our in-house marketing team, we collaborate with outside creative and media services. These alliances also take place between in-house and external Insights and Brand groups. In April of 2005 we announced the selection of Martin/Williams as our creative agency of record for all broadcast production in the U.S. general market and Canada.
Intellectual Property
Through our wholly-owned subsidiaries, we own certain copyrights, trademarks, patents and domain names which we use in our business and regard as valuable assets. The trademarks and service marks used in our business include Payless®, Payless ShoeSource®, Payless Kids®, Dyelights(SM), and the yellow and orange logo used in our Payless ShoeSource store signs and advertising. The domain names include Payless.com®, as well as derivatives of Payless ShoeSource.
As of January 28, 2006, in the United States, we had over 100 pending applications and registrations for our trademarks and service marks, as well as several common law marks, under which we market private label merchandise in our Payless ShoeSource stores. We also have over 1,100 pending applications and registrations for our trademarks in foreign countries. In addition, we have registrations or pending applications for the Payless ShoeSource mark in over 61 foreign registries.
Currently, we have agreements in place regarding Champion® and Airwalk® brands that expire on June 30, 2007 and January 31, 2009, respectively. We also currently have the exclusive right to use the Dunkman® brand, and the right to use the Spalding® brand through April 1, 2007. We, through agents, also utilizes various character marks from time-to-time.
Environment
Compliance with federal, state and local statutes, rules, ordinances, laws and other provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, have not had, and are not expected to have, a material effect on capital expenditures, earnings or our competitive position.

Payless Direct
In the fall of 1999, we launched payless.com to make Payless ShoeSource more accessible to our existing and new customers. In addition to eCommerce sales and on-line marketing, payless.com provides a multi-channel service to our stores by allowing stores to order product from payless.com in the event that shoe is not available in a given store. Our eCommerce strategy is evolving with the overall Payless strategy and brand positioning.
Available Information
We maintain an investor relations website at www.paylessinfo.com. On our investor relations website, you can access free of charge our reports that are filed with the Securities and Exchange Commission, the Guidelines for our Board of Directors, and the Charter for the Board of Directors and its standing committees, the Audit and Finance Committee and the Compensation, Nominating and Governance Committee. In addition, we maintain a website at www.payless.com where our customers can shop at their convenience. This website also provides a link to our investor relations website.
Directors of the Company
Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company’s Directors:

Name	Principal Occupation

Management Director
Matthew E. Rubel(2*)	Chief Executive Officer and President of the Company

Independent Directors
Howard R. Fricke(1)(2)(4)	Retired Chairman of the Board of the Security Benefit Group of Companies
Daniel Boggan Jr.(4)	Retired Senior Vice President of the National Collegiate Athletic Association
Michael A. George(3)	Chief Executive Officer of QVC, Inc.
Judith K. Hofer(3)	Retail Consultant
Mylle H. Mangum(2)(3*)	Chief Executive Officer of IBT Enterprises, LLC
John F. McGovern(4)	Founder and Partner of Aurora Capital LLC and former Executive Vice President/Chief Financial Officer of Georgia-Pacific Corporation
Michael E. Murphy(2)(4*)	Retired Vice Chairman and Chief Administrative Officer of Sara Lee Corporation
Michael A. Weiss(3)	Retired President and Chief Executive Officer of Express, a subsidiary of Limited Brands, Inc.
Robert C. Wheeler(3)	Chairman and Chief Executive Officer of Hill’s Pet Nutrition, Inc.

(1)	Non-Executive Chairman of the Board

(2)	Executive Committee member

(3)	Compensation, Nominating and Governance Committee member

(4)	Audit and Finance Committee member

*	Chairman

Executive Officers of the Company
Listed below are the names and ages of the executive officers of the Company as of April 1, 2006 and offices held by them with the Company.

Name	Age	Position and Title
Matthew E. Rubel	48	Chief Executive Officer and President
Jay A. Lentz	62	Senior Vice President
Michael J. Massey	41	Senior Vice President, General Counsel and Secretary
Darrel J. Pavelka	50	Senior Vice President
Ullrich E. Porzig	60	Senior Vice President, Chief Financial Officer and Treasurer
Matthew E. Rubel is 48 years old and has served as Chief Executive Officer and President of Payless since July 18, 2005. Prior to joining Payless, Mr. Rubel was Chairman and Chief Executive Officer for Cole Haan from 1999 to July 2005. He served as Executive Vice President, J. Crew Group and Chief Executive Officer of Popular Club Plan from 1994 to 1999, and in November 1998, led the sale of Popular from J. Crew to Fingerhut. While at J. Crew Group, Mr. Rubel was responsible for all licensing and international activities, as well as brand marketing and served on its Group Executive Committee. Mr. Rubel has also served as President and Chief Executive Officer of Pepe Jeans USA, and President of the Specialty Division of Revlon. Mr. Rubel has served as a Director of Payless since July 2005.
Jay A. Lentz is 62 years old and has served as Senior Vice President — Human Resources since May 2001. Prior to that he was Vice President of Organization Development from 1992 to 2001; and 1985 to 1990. From 1990 to 1992 he served as Senior Vice President of Human Resources for Payless Cashways Inc. He previously worked for Pizza Hut Inc., a division of PepsiCo, Inc., as Senior Director of Management Development, Arthur Young Co. as Manager, Organization Development Consulting, and The University of Missouri as a consulting psychologist.
Michael J. Massey is 41 years old and has served as Senior Vice President — General Counsel and Secretary since March 2004. Prior to that he served as Vice President of International Development during 2001, Vice President of Contract Manufacturing during 2000, Vice President, Group Counsel Intellectual Property from 1998 to 2000, and Senior Counsel from 1996 to 1998. Prior to joining Payless, Mr. Massey was an attorney for The May Department Stores Company from 1990 to 1996.
Darrel J. Pavelka is 50 years old and has served as Senior Vice President — Merchandise Distribution, Planning and Supply Chain since September 2004. Prior to that he was Senior Vice President — International Operations from March 2003 to September 2004. He also served as Senior Vice President — Merchandise Distribution from 1999 to 2003, Vice President of Retail Operations for Division R from 1997 to 1999, Vice President of Stores Merchandising from 1995 to 1997, Director of Stores Merchandising from 1990 to 1995, Director of Distribution for Women’s from 1987 to 1990, Manager of Stores Merchandising for Division R from 1983 to 1987, and Manager of the Northeast store expansion from 1980 to 1983.
Ullrich E. Porzig is 60 years old and has served as Senior Vice President — Chief Financial Officer and Treasurer since February, 1996 and from 1986 to 1988. Between 1993 and 1996, Mr. Porzig was Senior Vice President-Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993 he was employed by The May Department Stores Company in various capacities including Senior Vice President-Finance and Chief Financial Officer of Foley’s from 1988 to 1993.

ITEM 1A. RISK FACTORS
We May be Unable to Compete Effectively in the Competitive Worldwide Footwear Retailing Industry
We face a variety of competitive challenges from other domestic and international footwear retailers, including a number of competitors that have substantially greater financial and marketing resources than we do. These competitors include mass-market discount retailers such as Wal-Mart Stores, Inc., Target Corp. and Kmart Corporation, department stores such as Sears, Roebuck & Co., Kohl’s Corp. and J.C. Penney Company, Inc., specialty retailers such as Nine West, branded discount stores and sports outlets. We compete with these footwear retailers on the basis of:
•	developing fashionable, high-quality merchandise in an assortment of sizes, colors and styles that appeals to our target consumers;

•	anticipating and responding to changing consumer demands in a timely manner;

•	ensuring product availability and optimizing supply chain effectiveness;

•	the pricing of merchandise;

•	creating an acceptable value proposition for consumers;

•	providing an inviting, customer friendly shopping environment;

•	using a customer focused sales staff to provide attentive, product knowledgeable customer service; and

•	providing strong and effective marketing support.
Competition in the retail footwear industry has increased. Mass-market discount retailers such as Wal-Mart aggressively compete with us on the basis of price and have added significant numbers of locations, gaining market share as a result. Accordingly, there is substantial pressure on us to maintain the value proposition of our footwear. In addition, it is possible that mass-market discount retailers will increase their investment in their retail footwear operations, thereby achieving greater market penetration and placing additional competitive pressures on our business. If we are unable to respond effectively to these competitive pressures, our business, results of operations and financial condition could be adversely affected.
A Majority of our Operating Expenses are Fixed Costs that are not Dependent Upon our Sales Performance. As a result, Declines in our Operating Performance are Magnified because We are Largely Unable to Reduce Expenses in Response to a Potential Sales Shortfall
A majority of our operating expenses are fixed costs that are not dependent on our sales performance, as opposed to variable costs, which increase as sales performance increases. These fixed costs include the leasing costs of our stores, our interest expenses and the majority of our labor expenses. If our sales were to decline, we would be unable to reduce these fixed operating expenses in the short term. Accordingly, the effect of any sales decline is magnified because a larger percentage of our earnings is committed to paying these fixed costs. As a result, our earnings and cash flow would be disportionately negatively effected as a result of decline in sales.
We May be Unable to Maintain or Increase our Sales Volume and Margins
We have a substantial market presence in all 50 states and the District of Columbia and we currently derive approximately 86% of our revenue from our U.S. stores. Because of our substantial market presence, and because the U.S. footwear retailing industry is mature, for us to increase our sales volume on a unit basis and margins in the United States, we must capture market share from our competitors. Because many of our competitors have more financial and marketing resources than we do, it will be difficult for us to capture this additional market share. We have attempted to capture additional market share through a variety of strategies; however, if we are not successful we may be unable to increase or maintain our sales volumes and margins in the United States, adversely affecting our business, results of operations and financial condition.
We Must Provide Consumers with Seasonally Appropriate Merchandise, Making our Sales Highly Dependent on Seasonable Weather Conditions
The domestic retail footwear industry is characterized by four high volume seasons: Easter, early summer, back-to-school and the winter seasons. During each of these seasons, we increase our inventory levels to support the increased demand for our products, as well as offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the winter season. If the weather conditions for a particular season vary significantly from those typical for such season, such as an unusually cold early summer or an unusually warm winter, consumer demand for the seasonally appropriate merchandise that we have available in our stores could be adversely affected and negatively impact net sales and margins. Lower demand for seasonally appropriate merchandise may leave us with an excess inventory of our seasonally appropriate products and/or basic products, forcing us to sell both types of products at significantly discounted prices and adversely affect our net sales margins and operating cash flow. Consequently, our results of operations are highly dependent on favorable weather conditions.
We May be Unable to Adjust to Constantly Changing Fashion Trends
Our success depends, in large part, upon our ability to gauge the evolving fashion tastes of our consumers and to provide merchandise that satisfies such fashion tastes in a timely manner. The worldwide retailing footwear industry fluctuates according to changing fashion tastes and seasons, and merchandise usually must be ordered well in advance of the season, frequently before consumer fashion tastes are evidenced by consumer purchases. In addition, the cyclical nature of the worldwide footwear retailing industry also requires us to maintain substantial levels of inventory, especially prior to peak selling seasons when we build up our inventory levels. As a result, if we fail to properly gauge the fashion tastes of consumers, or to respond in a timely manner, this failure could adversely affect retail and consumer acceptance of our merchandise and leave us with substantial unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which would negatively impact financial results.
The Worldwide Footwear Retailing Industry is Heavily Influenced by General Economic Cycles
Footwear retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of footwear and related goods tend to be highly correlated with the cycles of the levels of disposable income of our consumers. As a result, any substantial deterioration in general economic conditions could adversely affect our net sales and results of operations.
We May be Unsuccessful in Opening New Stores or Relocating Existing Stores to New Locations, Adversely Affecting our Ability to Grow
Our growth is largely dependent upon our ability to expand our retail operations by opening and operating new stores, as well as relocating existing stores to new locations, on a profitable basis. In 2005, we opened 121 new Payless ShoeSource stores, of which 75 were relocations. In 2006, we intend to open approximately 210 new Payless ShoeSource stores, of which 130 are expected to be relocations.

Our ability to open new stores and relocate existing stores to new locations on a timely and profitable basis is subject to various contingencies, some of which are beyond our control. These contingencies include our ability to:
•	locate suitable store sites;

•	negotiate acceptable lease terms;

•	build-out or refurbish sites on a timely and cost effective basis;

•	hire, train and retain qualified managers and personnel;

•	obtain adequate capital resources; and

•	successfully integrate new stores into our existing operations.
In addition, the opening of stores outside of the United States is subject to a number of additional contingencies, including compliance with local laws and regulations and cultural issues and, because we operate a number of our international stores under joint ventures, issues may arise in our dealings with our joint venture partners or their compliance with the joint venture agreements.
We may be unsuccessful in opening new stores or relocating existing stores for any of these reasons. In addition, we cannot assure you that, even if we are successful in opening new stores or relocating existing stores, those stores will achieve levels of sales and profitability comparable to our existing stores.
We Rely on Third Parties to Manufacture and Distribute Our Products
We depend on contract manufacturers to manufacture the merchandise that we sell in our stores. If these contract manufacturers are unable to secure sufficient supplies of raw materials, or maintain adequate manufacturing and shipping capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if the prices charged by these contractors increases for reasons such as increases in the price of raw materials, increases in labor costs or currency fluctuations, our cost of manufacturing would increase, adversely affecting our results of operations. We also depend on third parties to transport and deliver our products. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our products for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.
We require our contract manufacturers to meet our standards in terms of working conditions and other matters before we are willing to contract with them to manufacture our merchandise. As a result, we may not be able to obtain the lowest possible manufacturing costs. In addition, any failure by our contract manufacturers to meet these standards, to adhere to labor or other laws or to diverge from our mandated labor practices, and the potential negative publicity relating to any of these events, could harm our business and reputation.
We do not have long-term agreements with any of our contract manufacturers, and any of these manufacturers may unilaterally terminate their relationship with us at any time. In 2005 we purchased merchandise for our stores from approximately 150 contract manufacturers. In 2005, we purchased 16% of our merchandise from one affiliated group of factories, and 15 factories accounted for approximately 57% of our footwear purchases in 2005. If any one or all of them terminate their relationships with us or are unable to manufacture our merchandise for any reason, we may have difficulty securing the services of alternative contract manufacturers to replace them. There is also substantial competition among footwear retailers for quality manufacturers. To the extent we are unable to secure or maintain relationships with quality manufacturers, our business could be harmed.
There are Risks Associated with Our Importation of Products
We import finished merchandise into the United States and the other countries in which we operate from the People’s Republic of China and 9 other countries. Substantially all of this imported merchandise is subject to:
-	customs duties and tariffs imposed by the governments of countries into which this merchandise is imported; and

-	penalties imposed for, or adverse publicity relating to, violations of labor and wage standards by foreign contractors.
The countries in which our merchandise is manufactured or imported may from time to time impose additional new quotas, tariffs, duties or other restrictions on our merchandise or adversely change existing restrictions. Any such changes could adversely affect our ability to import our products and the results of operations of our business.
Manufacturers in China are our major suppliers. China was a direct source of approximately 93% of our merchandise based on cost during 2005. In addition to the products we import directly, a significant amount of the products we purchase from other suppliers has been imported from China. Any deterioration in the trade relationship between the United States and China or any other disruption in our ability to import footwear, accessories, or other products from China could have a material adverse effect on our business, financial condition or results of operations.
In addition to the risks of foreign sourcing stemming from international trade laws, there are also operational risks of relying on such imported merchandise. Our ability to successfully import merchandise derived from foreign sources into the United States is dependent on stable labor conditions in the major ports of the United States. Any instability or deterioration of the domestic labor environment in these ports, such as the work stoppage at West Coast ports in 2002, could result in increased costs, delays or disruption in product deliveries that could cause loss of revenue, damage to customer relationships or materially affect our business.
If we are unable to maintain our current Customs-Trade Partnership Against Terrorism (“C-TPAT”) status, it would increase the time it takes to get products into our stores. Such delays could materially impact our ability to move the current product in our stores to meet customer demand.
Our International Operations are Subject to Political and Economic Risks
In 2005, approximately 14% of our sales were generated outside the United States and almost all of our merchandise was manufactured outside the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:
-	political and economic instability;

-	exchange controls and currency exchange rates;

-	language and other cultural barriers;

-	foreign tax treaties and policies; and

-	restrictions on the transfer of funds to and from foreign countries.
Our financial performance on a U.S. dollar denominated basis is also subject to fluctuations in currency exchange rates. These fluctuations could cause our results of operations to vary materially.
From time to time, we enter into agreements seeking to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in reducing our exposure to currency fluctuations or may not be available at a cost effective price.
We May be Unable to Effectively Protect Our Trademarks and Other Intellectual Property Rights
Our trademarks and other intellectual property rights are important to our success and competitive position. If we were to lose or were unable to effectively protect such intellectual property rights, our business could be adversely affected.
We are Subject to Liability if We Infringe the Trademarks or Other Intellectual Property Rights of Third Parties
We are subject to liability if we infringe the trademarks or other intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. If this were to happen, it could have a substantial adverse effect on our business. See also “Legal Proceedings,” included in this Form 10-K.
We Rely on Brands We Do Not Own
We are increasing our reliance on brands, some of which we do not own. During the last fiscal year, approximately 22% of our revenues were derived from brands that we do not own. Currently, we have agreements in place regarding Champion® and Airwalk® brands that expire on June 30, 2007 and January 31, 2009, respectively. We currently have the exclusive right to use Spalding® brand through April 1, 2007, and the right to use the Dunkman® brand. We, through our agents, also utilize various character marks from time-to-time. If we are unable to renew or replace any brand or character that accounts for a significant portion of its revenue, our results could be adversely affected.
Adverse Occurrences at Our Topeka Distribution Center Could Negatively Impact Our Business
We operate a distribution center in Topeka, Kansas, which serves as the main source of replenishment of inventory for our stores. In comparison to our total distribution network, the distribution needs of our stores are heavily dependent on products delivered through our Topeka distribution center. In 2005, our Topeka distribution center handled approximately 44% of our stores’ needs. If complications arise with our Topeka distribution center or our Topeka distribution center is severely damaged or destroyed, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of doing so. This may adversely affect our ability to deliver inventory to our stores on a timely basis, which could adversely affect our results of operations.

Integration Risks of New Distribution Facility Could Negatively Impact Our Business
We announced that we intend to open a new distribution facility on the West coast. If we are unable to smoothly transition product flow from one distribution facility in the United States to two facilities in the United States, there could be delays in shipping products to stores. If product arrives late in the selling cycle, we could be forced to mark down or use other promotions to liquidate such inventory which could adversely affect the net sales, margins and operating cash flow.
We May Be Unable to Attract and Retain Talented Personnel
Our success is dependent upon our ability to attract and retain qualified and talented individuals. If we are unable to attract or retain key executives, including senior management, marketing and merchandising personnel, it could adversely affect our business.
Prolonged Work Stoppages Could Adversely Affect our Results of Operations
As of January 28, 2006, approximately 600 of our employees, including substantially all of our non-management employees at our Topeka distribution center, are covered by four separate collective bargaining agreements that expire from June 6, 2006 through July 15, 2008. We cannot assure you that these agreements will be renewed on similar terms or renegotiated on acceptable terms. Any prolonged work stoppages in one or more of our facilities could materially adversely affect our results of operations. Although there have been no work stoppages or disruptions since the inception of these collective bargaining agreements, we cannot assure you that there will be no disruptions in the future.
If more of our employees unionize, it could result in demands that may increase our operating expenses and adversely affect our profitability. If any group of our employees were to unionize and we were unable to reach agreement on the terms of their collective bargaining agreement or we were to experience widespread employee dissatisfaction, we could be subject to work slowdowns or stoppages. In addition, we may be subject to disruptions by organized labor groups protesting the non-union status of the majority of our employees. Any of these events would be disruptive to our operations and could harm our business.
An Outbreak of Asian Flu or Other Similar Infectious Diseases May Have a Material Adverse Effect on Our Ability to Purchase Merchandise from Manufacturers and Our Operations Generally
An outbreak and spread of infectious diseases such as Asian flu in Southern China and other countries in which our manufacturers are located could impact the availability or timely delivery of merchandise. Although our ability to purchase and import our merchandise has not been negatively impacted to date, an outbreak of infectious diseases could prevent the manufacturers we use from manufacturing our merchandise or hinder our ability to import those goods to the countries in which our stores are located, either of which could have an adverse effect on our results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease substantially all of our stores. Our leases typically have an initial term of five or ten years, and either one or two renewal options. During 2006, approximately 889 of our leases are due to expire. This includes 249 leases that, as of January 28, 2006, were month-to-month tenancies or were lease modifications pending execution. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume.
Payless ShoeSource stores average 3,200, 2,500 and 2,900 square feet in the United States and Canada, the Central American Region, and the South American Region, respectively. We operate a 305,000 square foot world headquarters building, and 807,000 square foot distribution facility including office space and an adjacent 12,000 square foot dyeing facility, all of which are located in Topeka, Kansas. We also lease office space in Toronto, Ontario, Canada; Topeka, Kansas; and at various international locations to support our sourcing, store accounting and operations.
ITEM 3. LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business to which we or any of our subsidiaries are a party or of which any of our or our subsidiaries’ property is the subject of the litigation.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and has filed an answer. An estimate of the possible loss, if any, or the range of the loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
On or about December 20, 2001, a First Amended Complaint was filed against us in the U.S. District Court for the District of Oregon, captioned Adidas America, Inc. and Adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. We believe we have meritorious defenses to the claims asserted in the lawsuit and have filed an answer and a motion for summary judgment, which the court granted in part. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
On or about January 20, 2000, a complaint was filed against us in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The Complaint sought injunctive relief, unspecified treble monetary damages, attorneys’ fees, interest and costs for patent infringement. On March 30, 2006, the Court granted our motion for summary judgment of non-infringement and judgment favorable to us was entered by the Clerk that same day. Plaintiff is expected to appeal the judgment. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the 13 weeks ended January 28, 2006.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED SHAREOWNER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were approximately 12,700 registered holders of the Company’s Common Stock as of January 28, 2006, compared to approximately 13,350 registered holders as of January 29, 2005.
Common Stock and Market Prices
The Company’s common stock is listed on the New York Stock Exchange under the trading symbol PSS. The quarterly intraday price ranges of the common stock in 2005 and 2004 were:

	2005		2004
	Market Price		Market Price
Fiscal
Quarter	High	Low	High	Low

First	$16.09	$11.49	$14.87	$12.13
Second	21.71	13.37	17.72	12.20
Third	20.18	15.02	13.10	9.20
Fourth	25.74	17.50	13.35	9.34

Year	$25.74	$11.49	$17.72	$9.20

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
Recent Sales of Unregistered Securities
On May 27, 2004 and May 26, 2005, 2,215 shares and 2,075 shares, respectively, were credited to the accounts of our non-management directors under the Company’s Restricted Stock Plan for Non-Management Directors. In addition, during the past three years, non-management directors have deferred an aggregate of 70,086 shares under the Deferred Compensation Plan for Non-Management Directors. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transactions by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.

Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended January 28, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number of Shares	Approximate Dollar Value of
	Total Number of Shares		Purchased as Part of Publicly	Shares that May Yet Be Purchased
	Purchased(1)	Average Price Paid per	Announced Plans or Programs	Under the Plans or Programs
Period	(in Thousands)	Share	(in thousands)	(in Millions)(2)(3)

10/29/05 - 11/25/05	135	$22.50	133	$218.9
11/26/05 - 12/30/05	894	24.13	892	197.4
12/31/05 - 1/28/06	1,254	23.69	1,252	167.7

Total	2,283	$23.79	2,277	$167.7

(1)	Includes an aggregate of approximately six thousand shares of our common stock that was repurchased during the quarter ended January 28, 2006, in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate.

(3)	The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.
New York Stock Exchange Corporate Governance Matters
As a listed Company with the New York Stock Exchange, the Company is subject to certain Corporate Governance standards as required by the New York Stock Exchange and/or the Securities and Exchange Commission (“SEC”). The Certification of the Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listing Standards relating to the Company’s compliance with The New York Stock Exchange Corporate Governance Listing Standards was submitted to The New York Stock Exchange on June 24, 2005. Also, included as Exhibits to this Form 10-K are the required certifications by the Company’s CEO and CFO pursuant to Sarbanes-Oxley Act Sections 302 and 906.

ITEM 6. SELECTED FINANCIAL DATA
Our summary consolidated financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K.

(dollars in millions; except per			Fiscal Year(1)
share; shares in thousands)	2005	2004	2003	2002	2001

Statements of Earnings (Loss) Data:
Net sales	$2,667.3	$2,656.5	$2,662.4	$2,736.1	$2,744.7
Cost of sales	1,778.9	1,836.9	1,920.9	1,883.5	1,891.6
Gross margin	888.4	819.6	741.5	852.6	853.1
Selling, general and administrative expenses	770.8	733.2	715.7	663.0	672.7
Restructuring charges (benefits)(2)	3.8	24.9	(0.2)	2.1	27.3

Operating profit from continuing operations	113.8	61.5	26.0	187.5	153.1
Interest expense	19.7	22.1	20.7	23.5	30.6
Interest income	(12.3)	(5.3)	(3.9)	(4.3)	(2.5)

Earnings from continuing operations before income taxes and minority interest	106.4	44.7	9.2	168.3	125.0
Provision (benefit) for income taxes	30.8	13.2	(4.0)	60.8	48.0

Earnings from continuing operations before minority interest	75.6	31.5	13.2	107.5	77.0
Minority interest, net of income taxes	(1.4)	3.6	3.7	3.0	1.3

Net earnings from continuing operations	$74.2	$35.1	$16.9	$110.5	$78.3
Loss from discontinued operations, net of income taxes and minority interest	(3.7)	(37.1)	(17.0)	(4.6)	(33.1)

Net earnings (loss) before cumulative effect of change in accounting principle	$70.5	$(2.0)	$(0.1)	$105.9	$45.2
Cumulative effect of change in accounting principle, net of income taxes and minority interest(7)	(4.1)	—	—	—	—

Net earnings (loss)	$66.4	$(2.0)	$(0.1)	$105.9	$45.2
Diluted earnings (loss) per share:
Earnings from continuing operations	$1.09	$0.52	$0.25	$1.62	$1.16
Loss from discontinued operations	(0.05)	(0.55)	(0.25)	(0.07)	(0.49)
Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.04	$(0.03)	$(0.00)	$1.55	$0.67
Cumulative effect of change in accounting principle	(0.06)	—	—	—	—
Diluted earnings (loss) per share	$0.98	$(0.03)	$(0.00)	$1.55	$0.67
Average shares outstanding — diluted	67,854	68,020	68,031	68,383	67,775

Balance Sheet Data:
Working capital	$516.0	$391.6	$367.9	$291.0	$229.9
Property and equipment, net	386.1	422.3	423.5	408.1	420.7
Total assets	1,314.5	1,239.8	1,204.3	1,169.0	1,091.4
Total debt(3)	204.6	204.6	203.7	223.9	311.0
Total equity(4)	652.0	595.0	604.4	595.1	463.8

Other Financial Data:
Capital expenditures(5)	$64.4	$103.0	$107.7	$97.0	$114.4
Present value of operating leases	945.7	1,018.2	979.8	918.4	893.8
Net retail sales growth, continuing operations	0.4%	(0.2)%	(2.7)%	(0.3)%	(1.5)%
Same-store sales growth, continuing operations(6)	2.4%	(0.8)%	(3.3)%	(2.6)%	(2.7)%
Return on equity, including discontinued operations	11.2%	(0.3)%	(0.0)%	22.8%	11.1%
Return on net assets, including discontinued operations	9.9%	4.4%	4.4%	14.8%	11.1%
Return on invested capital, continuing operations	9.8%	5.4%	4.6%	15.0%	12.5%
Stores open (at year-end)	4,605	4,640	5,042	4,992	4,964

(1)	All years include 52 weeks. During 2003, we changed the reporting for our operations in the Central and South American Regions to use a December 31 year-end.

(2)	In 2005 and 2004, the restructuring activity relates to our decision to exit all Parade, Peru and Chile stores, as well as 264 Payless ShoeSource stores. We also eliminated approximately 200 management and administrative positions. In 2003 and 2002, the restructuring activity relates to changes in estimated net costs associated with the restructuring charge recorded in 2001. During 2001, the restructuring activity relates to our decision to close certain domestic division offices, as well as approximately 100 under-performing stores.

(3)	Excluded from total debt for all periods are demand notes payable entered into to finance our subsidiaries in the Central American Region, which totaled $2.0 million at January 28, 2006. We maintain certificates of deposit, which totaled $2.0 million at January 28, 2006, in amounts equal to those demand notes, as compensating balances to collateralize those notes payable. The certificates of deposit are reflected as restricted cash in our consolidated balance sheets found elsewhere in this Form 10-K.

(4)	During 2001, 2002, 2003, 2004 and 2005, we repurchased $4.1 million (210 thousand shares), $2.1 million (108 thousand shares), $1.7 million (117 thousand shares), $11.4 million (938 thousand shares) and $71.2 million (3.3 million shares), respectively, of common stock under our stock repurchase programs and in connection with our employee stock purchase, deferred compensation and stock incentive plans.

(5)	Capital expenditures for fiscal years 2004, 2003, 2002 and 2001 have been restated to reflect adjustments that are further discussed in Note 2 “Restatement of Financial Statements” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(6)	Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. The same-store sales calculation excludes the South American and Central American Regions and Japan.

(7)	As discussed in Note 22 “Change in Accounting Principle” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” during the fourth quarter of 2005.
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
During 2004, we substantially completed a series of strategic initiatives as part of a restructuring plan designed to sharpen our focus on our core business strategy, reduce expenses, accelerate decision-making, increase profitability, improve our operating margin and build value for stockholders over the long-term. The strategic initiatives included: 1) closing all Parade stores and related operations, 2) the sale of Chile and Peru entities, 3) closing of approximately 260 Payless ShoeSource stores, 4) ceasing wholesaling businesses with no significant growth opportunity, and 5) eliminating approximately 200 management and administrative positions. As a result of the restructuring, we have reflected the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores as discontinued operations in the consolidated financial statements. Unless otherwise noted, the amounts and discussions included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.
For the fiscal year 2005, total sales were $2.7 billion, slightly higher than the prior year. Same-store sales increased 2.4 percent from last year. We achieved four consecutive quarters of positive same-store sales growth, something that had not occurred since fiscal year 2000. During 2005, we sold approximately 2.9% less footwear units than the prior year, but our average selling price per unit was approximately 4.6% higher. Gross margin was 33.3 percent of sales in 2005 versus 30.9 percent in the prior year primarily due to a more favorable initial mark-on. The combination of modest sales growth with solid margin expansion and control of our expense structure contributed to an improvement of $52.3 million in operating profit from continuing operations between years.
We continue to maintain a strong balance sheet. Our cash and cash equivalents balance at the end of 2005 was $378.9 million, an increase of $105.6 million from 2004. Short-term investments at the end of 2005 were $59.0 million, an increase of $37.7 million from 2004. Total inventories at the end of 2005 were $333.0 million, a reduction of $12.3 million from the prior year. Inventory per store declined by 2.8 percent on a cost basis.
During 2005, we redefined our strategy, which provides the architecture and framework for key decisions we will make about our direction, including product creation, brand messaging, store experience, operations and company culture. Our mission is to become the first choice for style and value in footwear and accessories for our target consumers. Creating an emotional connection with our target consumers is the central core element of our overall strategy. Building brand loyalty does not happen overnight, but with a strong focus on relevant on-target product, we believe that becoming our customers’ first choice is an attainable goal.
The consumer segments we are targeting are driven primarily by product that allows them to express themselves through fashion. These customer segments not only purchase more shoes, but they also have less price sensitivity. A portion of our customers will continue to be driven more by price in making their purchasing decisions, but fashion is still a consideration. Through elements of promotion and pricing tiers, we plan to maintain market share with the budget-oriented shopper while driving the opportunity to increase market share with the expressive customers. A meaningful proportion of our product will be offered at opening price points that reflect historical pricing levels. However, we plan to inject higher price points for on-trend, higher quality, fashionable product that makes a great value statement with the expressive customer.
The next component of our strategy is brand marketing effectiveness. We intend to build, license or buy appropriate aspirational brands to cover all of our major customer segments. As we continue to increase the proportion of branded footwear in our assortment, we will have more pricing flexibility to increase average retails. This strategy will be implemented over a period of years.
We are working on two new store designs to improve our ability to showcase our merchandise, improve the in-store experience for our customers, and further support the Payless brand identity. We are testing a modified store format and, based on the results of these tests, the majority of our 2006 store openings will incorporate this design. We also continue to work on a completely new store design, which we will be testing in select locations in the Fall of 2006. This is a key part of our strategy, but we plan to approach investing in new store formats thoughtfully, before committing meaningful capital resources.
The last major component of our strategy is improving the efficiency of our operations. We are exploring all of the significant operational elements of our business model; whether that entails achieving more cost effective sourcing, improving the efficiency of our supply chain and physical distribution network, or identifying productivity improvements within the four walls of our stores. An example of this is our recent announcement to develop a West Coast replenishment facility. Where we can realize appropriate returns on capital, we will move quickly but prudently to enhance our overall return on invested capital.
Investing in our business will remain a top priority. These investments will take place on a variety of levels. We are increasing the rate of capital investments we are making for new store expansion, remodeling, technology and in our supply chain. We will continue to invest in all elements of our business that impact the customer experience, while ensuring that an efficient supporting infrastructure is in place.

Review of Operations
The following discussion summarizes the significant factors affecting operating results for the fiscal years ended January 28, 2006 (2005), January 29, 2005 (2004), and January 31, 2004 (2003). This discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years were as follows:

	2005		2004		2003
		% of		% of		% of
(dollars in millions, except per share)	$	Sales	$	Sales	$	Sales

Net sales	$2,667.3	100.0%	$2,656.5	100.0%	$2,662.4	100.0%

Cost of sales	1,778.9	66.7	1,836.9	69.1	1,920.9	72.1
Gross margin	888.4	33.3	819.6	30.9	741.5	27.9
Selling, general and administrative expenses	770.8	28.9	733.2	27.6	715.7	26.9
Restructuring charges (benefits)	3.8	0.1	24.9	1.0	(0.2)	—

Operating profit from continuing operations	113.8	4.3	61.5	2.3	26.0	1.0
Interest expense	19.7	0.7	22.1	0.8	20.7	0.8
Interest income	(12.3)	(0.4)	(5.3)	(0.2)	(3.9)	(0.1)

Earnings from continuing operations before income taxes and minority interest	106.4	4.0	44.7	1.7	9.2	0.3
Provision (benefit) for income taxes(1)	30.8	28.9	13.2	29.5	(4.0)	(43.5)

Earnings from continuing operations before minority interest	75.6	2.8	31.5	1.2	13.2	0.5
Minority interest, net of income taxes	(1.4)	(0.0)	3.6	0.1	3.7	0.1

Net earnings from continuing operations	$74.2	2.8%	$35.1	1.3%	$16.9	0.6%

Loss from discontinued operations, net of income taxes and minority interest	(3.7)	(0.1)	(37.1)	(1.4)	(17.0)	(0.6)

Net earnings (loss) before cumulative effect of change in accounting principle	$70.5	2.7%	$(2.0)	(0.1)%	$(0.1)	0.0%

Cumulative effect of change in accounting principle, net of income taxes and minority interest	(4.1)	(0.2)	—	0.0	—	0.0

Net earnings (loss)	$66.4	2.5%	$(2.0)	(0.1)%	$(0.1)	(0.0)%

Basic earnings (loss) per share:
Earnings from continuing operations	$1.09		$0.52		$0.25
Loss from discontinued operations	$(0.05)		$(0.55)		$(0.25)

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$1.04		$(0.03)		$(0.00)
Cumulative effect of change in accounting principle	$(0.06)		$—		$—

Basic earnings (loss) per share	$0.98		$(0.03)		$(0.00)

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.09		$0.52		$0.25
Loss from discontinued operations	$(0.05)		$(0.55)		$(0.25)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$1.04		$(0.03)		$(0.00)
Cumulative effect of change in accounting principle	$(0.06)		$—		$—

Diluted earnings (loss) per share	$0.98		$(0.03)		$(0.00)

Return on sales from continuing operations	2.8%		1.3%		0.6%

Return on equity(2)	11.2%		(0.3)%		(0.0)%

Return on net assets(3)	9.9%		4.4%		4.4%

Return on invested capital(4)	9.8%		5.4%		4.6%

(1)	Percent of sales columns for the provision (benefit) for income taxes represents effective income tax rates.

(2)	Return on equity is computed as net earnings (loss), including discontinued operations, divided by beginning shareowners’ equity and measures our ability to invest shareowners’ funds profitably. The increase in return on equity from 2004 to 2005 is primarily due to an increase in net earnings. Fiscal 2004 return on equity is flat as compared with the prior year, primarily due to flat net earnings.

(3)	Return on net assets is computed as pre-tax net earnings (loss), including discontinued operations, plus net interest expense and the interest component of operating leases, divided by beginning of year net assets, including present value of operating leases (“PVOL”), and represents performance independent of capital structure. The increase in return on net assets from 2004 to 2005 is primarily due to an increase in net earnings. Fiscal 2004 return on net assets is consistent when compared with the prior year, primarily due to flat net earnings.

(4)	Return on invested capital is computed as operating profit from continuing operations, adjusted for income taxes at the applicable effective rate, divided by the average amount of long-term debt and shareowners’ equity. The increase in return on invested capital from 2004 to 2005 and 2003 to 2004 is primarily due to an increase in operating profit from continuing operations.
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
Sales percent increases (decreases) are as follows:

	2005	2004	2003

Net sales	0.4%	(0.2)%	(2.7)%
Same-store sales	2.4	(0.8)	(3.3)
Footwear average selling price per unit	4.6	6.6	0.2
Footwear unit volume	(2.9)	(7.0)	(3.5)
Non-footwear average selling price per unit	12.2	16.4	24.6
Non-footwear unit volume	(17.2)%	(15.0)%	(9.9)%

Net sales for fiscal 2005 totaled $2.67 billion. During 2005, net sales and same-store sales increased over 2004 primarily due to positive sales performance in the women’s category (particularly in the casual and dress departments), and in the women’s athletics and children’s categories. Weaker categories during 2005 were men’s and accessories.
Net sales for fiscal 2004 totaled $2.66 billion. Net sales decreased in 2004 from 2003. During the first six months of 2004, net sales and same-store sales increased over 2003 primarily due to positive sales performance in women’s sandals and dress shoes, and accessories. During the second half of 2004, net sales and same-store sales decreased from 2003 primarily due to a competitive environment combined with our strategy to be less promotional than 2003 in order to protect our gross margins.
Cost of Sales
Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $1.78 billion in 2005 compared with $1.84 billion in 2004, a 3.2 percent decrease. As a percent of net sales, cost of sales was 66.7 percent in 2005, compared with 69.1 percent in 2004. Cost of sales, as a percentage of sales, has decreased primarily due to more favorable initial mark-ons relative to the same period last year.
Cost of sales was $1.84 billion in 2004 compared with $1.92 billion in 2003, a 4.2 percent decrease. As a percent of net sales, cost of sales was 69.1 percent in 2004, compared with 72.1 percent in 2003. Cost of sales, as a percentage of sales, decreased primarily due to more favorable initial mark-on and fewer markdowns relative to the same period last year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $770.8 million in 2005 compared with $733.2 million in 2004, a 5.1 percent increase. As a percent of net sales, selling, general and administrative expenses were 28.9 percent for 2005 compared with 27.6 percent in 2004. This increase, as a percentage of net sales, primarily reflects a 0.8 percent increase related to the cost of employee incentive programs, a 0.3 percent increase in advertising, and a 0.2 percent increase in professional services primarily related to our brand architecture and customer engagement training initiatives.
Selling, general and administrative expenses were $733.2 million in 2004 compared with $715.7 million in 2003, a 2.4 percent increase. As a percent of net sales, selling, general and administrative expenses were 27.6 percent for 2004 compared with 26.9 percent in 2004. This increase, as a percentage of net sales, primarily reflects a 0.5 percent increase related to the cost of employee incentive programs and a 0.2 percent increase in professional services related to a proxy contest and Sarbanes-Oxley compliance.
Restructuring Charges
In 2005, we incurred pre-tax restructuring charges of $9.7 million primarily relating to contract termination costs in excess of previous estimates and other exit costs associated with our strategic initiatives. The $9.7 million pre-tax charge was comprised of $3.8 million relating to continuing operations and $5.9 million relating to discontinued operations. The 2004 pre-tax restructuring charge of $67.9 million ($24.9 million related to continuing operations and $43.0 million related to discontinued operations) included $34.7 million for asset impairments and net disposal losses, $21.3 million for contract termination costs, $9.3 million for employee severance costs and $2.6 million for other exit costs. Employee severance costs include estimates regarding the amount of severance payments made to certain terminated associates, and contract termination costs include estimates regarding the length of time required to sublease vacant space and expected recovery rates. Actual results could vary from these estimates.
The significant components of the restructuring charge incurred as of January 28, 2006 are summarized as follows:

		Accrual Balance	2005 Charges			Accrual Balance
	Total Charges	as of January 29,	Costs	Accrual	Cash	as of January 28,
(dollars in millions)	to Date	2005	Incurred	Adjustments	Payments	2006

Employee severance costs	$9.0	$4.2	$—	$(0.3)	$(2.9)	$1.0
Contract termination costs	28.5	17.6	—	7.2	(19.3)	5.5
Other exit costs	5.1	—	2.5	—	(2.5)	—

	42.6	$21.8	2.5	$6.9	$(24.7)	$6.5

Asset impairments and net disposal losses	35.0		0.3

Total Charges	$77.6		$2.8

In 2003, the $0.2 million restructuring benefit relates to changes in estimated net costs associated with the restructuring charge recorded in 2001.

Interest Expense (Income)
Interest expense and income components were:

(dollars in millions)	2005	2004	2003

Interest expense	$19.7	$22.1	$20.7
Interest income	(12.3)	(5.3)	(3.9)

Interest expense, net	$7.4	$16.8	$16.8

The decrease in 2005 interest expense is a result of an average lower notes payable balance throughout 2005 versus 2004. The increase in 2005 interest income is a result of increased cash and short-term investment balances over 2004 and an increase in the rate of return earned on available funds. This is offset by a decrease in interest earned on certificates of deposit maintained to collateralize notes payable.
The increase in 2004 interest expense reflects the $200 million of 8.25% Senior Subordinated Notes being outstanding for the entire 2004 year as compared to the term loan that was in place the majority of the first half of 2003 that carried a lower interest rate. This increase in interest expense was partially offset by lower credit facility expense and reductions in demand notes payable during the current year. The increase in 2004 interest income resulted from increased cash and short-term investment balances over 2003, partially offset by a decrease in interest earned on certificates of deposit maintained to collateralize the demand notes payable.
Income Taxes
The effective tax rate from continuing operations was a 28.9 percent provision in 2005 versus a 29.5 percent provision in 2004. The effective tax rate was a 43.5 percent benefit in 2003.
Our effective tax rates for 2005 and 2004 differ from the U.S. statutory rate principally due to the impact of our operations conducted in jurisdictions with rates different than the U.S. statutory rate, the benefit of jurisdictional tax credits, a decrease in income tax reserves due primarily to favorable settlements of examinations by taxing authorities, the impact of repatriating earnings from offshore, and the on-going implementation of tax efficient business initiatives.
The total rate differential on foreign earnings in the rate reconciliation was a 78.3% benefit in 2003 and a 6.5% benefit in 2004. In 2003, 65.2% of the benefit relates to Asian sourcing activities conducted in low-tax jurisdictions. The remainder of the benefit relates to the tax impact of activities conducted in Latin America and Canada. In 2004, 11.6% of the total rate differential on foreign earnings benefit of 6.5% related to Asian sourcing. The 11.6% benefit on the Asian sourcing activities is offset primarily by the inability to provide tax benefit on certain losses generated in Latin America.
The majority of our 2003 foreign tax rate differential relates to our Asian sourcing activities, which are conducted in low-tax jurisdictions. The tax impact of these activities on the effective tax rate is driven largely by the relationship of the magnitude of the tax benefit to the level of pretax income (or loss). In fiscal 2003, the tax benefit of $6.0 million from the sourcing activities on pretax income of $9.2 million, was a 65.2% benefit in the effective tax rate reconciliation (within the foreign rate differential on foreign earnings component). In fiscal 2004, the tax benefit related to Asian sourcing was $5.2 million compared to pretax income of $44.7 million — an 11.6% benefit in the effective tax rate reconciliation. Because the amount of the tax benefit is relatively stable, it is the relationship to the magnitude of pretax income that drives volatility in the effective tax rate.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonable foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which our earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis due to discrete events.
At January 28, 2006, deferred tax assets for state and foreign net operating loss carryforwards are $11.9 million, less a valuation allowance of $6.6 million. The net operating losses related to recorded assets will expire as follows: $0.2 million in 2007, $2.3 million in 2010 through 2011, and $2.8 million by 2024. In addition, federal and state income tax credit carryforwards are $11.6 million, less a valuation allowance of $3.3 million. The remaining valuation allowance relates to other deferred tax assets in Latin American countries that do not have a history of earnings. The tax credit carryforwards related to the recorded assets expire as follows: $6.3 million by 2014, and $2.0 million may be carried forward indefinitely.
The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. During 2005, the Company’s Chief Executive Officer established domestic reinvestment plans which were approved by the Board of Directors. Pursuant to the plans, the Company repatriated $85.0 million from foreign subsidiaries during 2005. The repatriation resulted in recognition of income tax expense of $3.7 million, for which the Company provided $2.3 million in 2004 and $1.4 million in 2005. At the close of 2005, the Company has not provided tax on cumulative undistributed earnings of foreign subsidiaries, other than for Puerto Rico operations, because it is the Company’s intention to reinvest these earnings indefinitely.
Impact of Inflation
Inflation did not have a material impact on our sales growth or earnings for the three years ended January 28, 2006.
International Segment Operating Results
Our international segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands, and Japan. The following table summarizes the operating results of the international segment:

dollars in million(s)	2005	2004	2003

Revenues from external customers	$361.3	$330.0	$295.3

Operating profit from continuing operations	30.4	8.0	1.9
In general, 2005 gross margin percentages in our international segment are similar to those in the domestic segment. However, as a percent of revenue, our selling, general and administrative expenses in the international segment are lower than in the domestic segment primarily due to lower payroll-related expenses. Therefore, as a percentage of revenue, operating profits in our international segment exceed those in our domestic segment.

The increase in operating profit from continuing operations from 2004 to 2005 is primarily due to increased sales and improved gross margin percentages in Latin America. We believe that future increases in operating profits are unlikely to occur in this magnitude. The increase in operating profit from continuing operations from 2003 to 2004 is primarily due to improved sales in Canada and improved gross margin percentages in Puerto Rico.
Store Activity
During 2005, we had a net decrease of 35 stores (46 openings and 81 closings). We also relocated 75 stores. As of January 28, 2006, store count was 4,605 stores, including 4,027 stores in the domestic United States, 312 stores in Canada, 87 stores in Puerto Rico and U.S. Virgin Islands, 147 stores in the Central American region, 31 stores in the South American region and one store in Japan.
Our expansion plans for fiscal year 2006 include a net increase of approximately 20 stores. This includes approximately 80 new stores and 60 store closings. We also intend to relocate approximately 130 stores. The current expansion plans for 2006 through 2009 would not materially increase or decrease the net number of Payless ShoeSource stores. We review our expansion plans at least on an annual basis.
Liquidity and Capital Resources
We ended 2005 with a cash and cash equivalents balance of $378.9 million, an increase of $105.6 million over 2004, and short-term investments of $59.0 million, an increase of $37.7 million over 2004. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources. Sources and (uses) of cash are summarized below:

(dollars in millions)	2005	2004	2003

Net earnings from continuing operations	$74.2	$35.1	$16.9
Non-cash component of restructuring charges	—	10.8	—
Working capital increases	29.7	103.5	75.4
Other operating activities	30.9	13.8	16.8
Depreciation and amortization	90.5	94.6	96.2

Cash flow provided by operating activities	225.3	257.8	205.3

Payments for capital expenditures	(64.4)	(103.0)	(107.7)
Net purchases of investments	(36.4)	(11.3)	(10.0)
Other investing activities	2.2	31.0	(7.9)

Cash flow used in investing activities	(98.6)	(83.3)	(125.6)

Net purchases of common stock	(21.6)	(9.8)	(1.1)
Net payments of debt and deferred financing costs	(1.3)	(29.8)	(22.3)
Contributions by minority owners	0.9	3.7	4.4

Cash flow used in financing activities	(22.0)	(35.9)	(19.0)

Effect of exchange rate changes on cash	0.9	(2.0)	4.3

Increase in cash and cash equivalents	$105.6	$136.6	$65.0
Cash Flow Provided by Operating Activities
Cash flow from operations was $225.3 million in 2005 compared with $257.8 million in 2004 and $205.3 million in 2003. The significant changes in cash flow from operations in 2005 as compared to 2004 are due to changes in accrued expenses, accounts payable and inventory, offset by an increase in net earnings. The significant changes in cash flow from operations from 2004 compared with 2003 are due to increases in accrued expenses and net earnings, offset by a change in inventory.

Cash Flow Used in Investing Activities
In 2005, our capital expenditures totaled $64.4 million. The $64.4 million includes $24.1 million for new and relocated stores, $15.3 million to remodel existing stores, $10.2 million for information technology hardware and systems development and $14.8 million for other necessary improvements. We expect that 2006 capital expenditures will be approximately $120.0 million. We intend to use internal cash flow and available financing from our $200 million revolving credit agreement to finance all of these expenditures.
Cash Flow Used in Financing Activities
During 2005, we repurchased 3,279,498 shares of common stock for $71.2 million, which included the repurchase of 3,234,095 shares of common stock for $70.4 million under our stock repurchase program. Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $32.4 million of common stock. This limit may increase or decrease based upon our earnings. We have approximately $167.7 million of remaining common stock repurchase authorization from our Board of Directors. See Note 16 of the Notes to Consolidated Financial Statements for further discussion of common stock repurchases.
In January 2004, we replaced our $150 million senior secured revolving credit facility with a new senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. We may borrow up to $200 million through the Facility, subject to a sufficient borrowing base and other terms of the Facility. The Facility bears interest at the London Inter-Bank Offered Rate (“LIBOR”), plus a variable margin of 1.25 percent to 2.0 percent, or the base rate as defined in the Facility. The variable interest rate margin on the Facility varies based upon certain borrowing levels specified in the Facility. The variable interest rate at January 28, 2006, was 4.67 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at our option. No amounts were drawn under the Facility as of January 28, 2006. As of January 28, 2006, our borrowing base permits us to borrow up to $192.2 million under the Facility, less $25.2 million in outstanding letters of credit.
In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually, which began February 1, 2004. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 28, 2006, we are in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of our previous credit facility. As of January 28, 2006, the fair value of the Notes is $210.3 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

We have entered into $2.0 million of demand notes payable to efficiently finance our subsidiaries in the Central American Region. We maintain cash balances of $2.0 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average of 6.75%. The certificates of deposit earn interest at a weighted average of 6.00% and are reflected as restricted cash in the accompanying consolidated balance sheet. During 2005, we repaid $1.0 million of the $3.0 million balance outstanding as of the end of 2004.
Financial Commitments
As of January 28, 2006, no amounts were drawn against the $192.2 million borrowing base available under the $200.0 million Facility. However, the availability under the Facility is reduced by $25.2 million in outstanding letters of credit.
Our financial commitments as of January 28, 2006 are described below:

	Payments Due by Period
		Less than			More than
(dollars in millions)	Total	One Year	1-3 Years	3-5 Years	Five Years

Senior Subordinated Notes	$200.0	$—	$—	$—	$200.0
Capital lease obligations (including interest)	0.9	0.4	0.5	—	—
Operating lease obligations	1,154.2	246.1	401.2	273.2	233.7
Interest on notes payable and long-term debt	132.7	16.6	33.4	33.2	49.5
Royalty obligations	30.7	10.3	20.4	—	—
Service agreement obligations	14.4	9.1	3.3	2.0	—
Employment agreement obligations	8.1	5.3	2.8	—	—
Employee severance	4.3	1.8	2.5	—	—
Other long-term debt	6.4	—	2.4	—	4.0

	$1,551.7	$289.6	$466.5	$308.4	$487.2

We lease substantially all of our stores and are committed to making lease payments over varying lease terms. The operating lease obligations presented above represent the total lease obligations due to landlords, including obligations related to closed stores as well as our obligations related to leases that we have sublet. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of lease obligations includes renewal option periods. Our royalty obligations consist of minimum royalty payments for the purchase of branded merchandise. Our service agreement obligations consist of minimum payments for services that we cannot avoid without penalty. Our employment agreement obligations consist of minimum payments to certain of our executives. Employee severance obligations consist of contractually-specified payments associated with our restructuring initiatives and management transition.
Amounts not reflected in the table above:
•	We issue cancelable purchase orders to various vendors for the purchase of our merchandise. As of January 28, 2006, we had merchandise purchase obligations in the amount of $183.0 million for which we will likely take delivery.

•	As previously discussed, we also have demand notes payable of $2.0 million to efficiently finance our subsidiaries in the Central American Region.

•	We have entered into a joint venture agreement to operate Payless ShoeSource stores in Japan. We made a capital contribution of 181.5 million yen, or $1.7 million dollars, in 2005 to our Japanese joint venture. We have committed to making capital contributions to our Japanese joint venture in the amount of 356 million yen in 2006. Additionally, if the Japanese joint venture achieves certain performance targets, we will be committed to contribute an additional 57 million yen in 2007. In U.S. dollars, based on the exchange rate of

116.5 yen to 1 U.S. dollar as of January 28, 2006, the committed contributions are $3.1 million and $0.5 million for 2006 and 2007, respectively. We own 60% of the Japanese joint venture and, therefore, have consolidated the results of such operations in our financial statements.
Financial Condition Ratios
The debt-to-capitalization ratio was 24.0 percent, 25.9 percent, and 28.2 percent for 2005, 2004 and 2003, respectively. The 2005 debt-to-capitalization ratio decreased primarily due to the increase in net earnings, partially offset by a reduction in equity due to repurchase of common stock. For purposes of the debt-to-capitalization ratio, total debt is long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases (including certain option periods where failure to exercise such options would result in an economic penalty) as debt and as capitalization, would be 63.8 percent, 67.3 percent and 66.8 percent in 2005, 2004 and 2003, respectively.
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
Inventories
Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than a traditional FIFO cost basis.
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
Property and Equipment
Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for store remodels, refurbishments and improvements that significantly add to the product capacity or extend the useful life of an asset are capitalized. Projects in progress are stated at cost, which includes the cost of construction and other direct costs attributable to the project. No provision for depreciation is made on projects in progress until such time as the relevant assets are completed and put to use.
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
Accounting for Taxes
We are routinely under audit by the United States federal, state, local or international tax authorities in the areas of income taxes and sales and use taxes. In evaluating the potential exposures associated with our various tax filings, we accrue charges for possible exposures. Based on the quarterly evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for potential exposures. To the extent we were to prevail in income tax matters for which accruals have been established or be required to pay amounts in excess of reserves, our effective income tax rate in a given financial period might be impacted. We have various federal, state and foreign tax examinations currently in process.
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
Asset Retirement Obligations
We follow FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143,” which requires entities to record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. Our asset retirement obligation (“ARO”) liabilities are primarily associated with our personal property and trade fixtures which, at the end of a lease, we are contractually obligated to remove in order to restore the facility back to a condition specified in the lease agreement. We estimate the fair value of these liabilities based on current store closing costs and discount the removal costs back as if they were to be performed at the inception of the lease. At the inception of such a lease, we record the ARO as a liability and also record a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statement of earnings.
In future periods, we may make adjustments to the ARO liability as a result of the availability of new information, changes in labor costs and other factors. The estimate of the ARO liability is based on a number of assumptions requiring professional judgment, and we cannot predict what revisions to these assumptions will be required in future periods.
We adopted FIN 47 during the fourth quarter of 2005. The initial adoption resulted in a charge of $4.1 million (net of income taxes and minority interest), which was recorded as a cumulative effect of a change in accounting principle. The adoption increased net property and equipment by $1.7 million, increased asset retirement obligations by $8.5 million, and increased deferred tax assets by $2.7 million.
New Accounting Standards
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) provides accounting guidance for stock-based payments to employees. SFAS 123(R) revises SFAS 123 by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. SFAS 123(R) is effective for public companies with the first interim or annual period that begins after June 15, 2005. We plan to adopt SFAS 123(R) effective January 29, 2006, using the modified prospective application method. This method requires the recognition of compensation expense for previously granted awards that have not yet been vested and all future awards that are granted or modified after adoption of the standard. Upon adoption of SFAS 123(R), we plan to value future grants using a binomial option pricing model and amortize compensation expense over the applicable service period using the straight-line method. Previous grants were valued using the Black-Scholes option pricing model and amortized using tranche specific expense attribution as discussed in FASB Interpretation No. 28. We are in the process of evaluating SFAS 123(R)’s impact on our Consolidated Financial Statements.
In September 2005, the FASB issued FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument, originally subject to SFAS No. 123(R), becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The Company will apply the principles set forth in this FSP upon its adoption of SFAS No. 123(R). SFAS No. 123(R) is effective for the first quarter of the Company’s 2006 fiscal year.
In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements. Further, the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will apply the principles set forth in this FSP upon its adoption of SFAS No. 123(R). SFAS No. 123(R) is effective for the first quarter of the Company’s 2006 fiscal year.
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternate transition method for the implementation of SFAS No. 123(R). Some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS No. 123(R) for recognition purposes. This method comprises (a) a computational component that establishes a beginning balance of the additional paid-in capital (“APIC”) pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company will apply the principles set forth in this FSP upon its adoption of SFAS No. 123(R). SFAS No. 123(R) is effective for the first quarter of the Company’s 2006 fiscal year.
In October 2005, the FASB the issued FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires the rental costs recognized for ground or building operating leases during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company’s current accounting follows FSP 13-1 and therefore does not have an impact on the financial statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 1.25 percent to 2.0 percent, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at January 28, 2006; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR.
Foreign Currency Risk
We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the fiscal years ended January 28, 2006, January 29, 2005, and January 31, 2004, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.

In 2005, approximately 93 percent of our footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the yuan, is currently not a freely convertible currency. The value of the yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 yuan per U.S. dollar. However, on July 21, 2005, the PRC’s government revalued the yuan by 2.1%, setting the exchange rate at 8.11 yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the valuation of the yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of January 27, 2006, the last day of trading in our fiscal year, the exchange rate was 8.06 yuan per U.S. dollar.
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
Audit and Finance Committee of the Board of Directors
The Board of Directors, through the activities of its Audit and Finance Committee (the “Committee”), participates in the reporting of financial information by the Company. The Committee meets regularly with management, the internal auditors and the independent registered public accounting firm. The Committee reviewed the scope, timing and fees for the annual audit and the results of the audit examinations completed by the internal auditors and independent registered public accounting firm, including the recommendations to improve certain internal controls and the follow-up reports prepared by management. The independent registered public accounting firm and internal auditors have free access to the Committee and the Board of Directors and attend each regularly scheduled Committee meeting.
The Committee consists of four outside directors all of whom have accounting or financial management expertise. The members of the Committee are Daniel Boggan Jr., Howard R. Fricke, Michael E. Murphy and John F. McGovern. The Audit and Finance Committee regularly reports the results of its activities to the full Board of Directors.

Management’s Annual Report on Internal Control Over Financial Reporting
The management of Payless ShoeSource, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 28, 2006.
Payless ShoeSource, Inc.’s independent registered public accounting firm, Deloitte and Touche LLP, has issued an audit report dated March 31, 2006 on our management’s assessment of our internal control over financial reporting.

/s/ Matthew E. Rubel	/s/ Ullrich E. Porzig

Chief Executive Officer	Senior Vice President — Chief
and President	Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners
Payless ShoeSource, Inc.
Topeka, Kansas
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Payless ShoeSource, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and the financial statement schedule as of and for the year ended January 28, 2006 of the Company and our report dated March 31, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 31, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners
Payless ShoeSource, Inc.
Topeka, Kansas:
We have audited the accompanying consolidated balance sheets of Payless ShoeSource, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of earnings (loss), shareowners’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 22 to the consolidated financial statements, the Company changed its method of accounting for conditional asset retirement obligations in the fourth quarter of the fiscal year ended January 28, 2006.
DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 31, 2006

PAYLESS SHOESOURCE, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(dollars in millions, except per share)	2005	2004	2003

Net sales	$2,667.3	$2,656.5	$2,662.4

Cost of sales	1,778.9	1,836.9	1,920.9

Gross margin	888.4	819.6	741.5

Selling, general and administrative expenses	770.8	733.2	715.7

Restructuring charges (benefits)	3.8	24.9	(0.2)

Operating profit from continuing operations	113.8	61.5	26.0

Interest expense	19.7	22.1	20.7

Interest income	(12.3)	(5.3)	(3.9)

Earnings from continuing operations before income taxes and minority interest	106.4	44.7	9.2

Provision (benefit) for income taxes	30.8	13.2	(4.0)

Earnings from continuing operations before minority interest	75.6	31.5	13.2

Minority interest, net of income taxes	(1.4)	3.6	3.7

Net earnings from continuing operations	74.2	35.1	16.9

Loss from discontinued operations, net of income taxes and minority interest	(3.7)	(37.1)	(17.0)

Net earnings (loss) before cumulative effect of change in accounting principle	$70.5	$(2.0)	$(0.1)

Cumulative effect of change in accounting principle, net of income taxes and minority interest	(4.1)	—	—

Net earnings (loss)	$66.4	$(2.0)	$(0.1)

Basic earnings (loss) per share:

Earnings from continuing operations	$1.09	$0.52	$0.25

Loss from discontinued operations	(0.05)	(0.55)	(0.25)

Earnings (loss) per share before cumulative effect of change in accounting principle	$1.04	$(0.03)	$(0.00)

Cumulative effect of change in accounting principle	(0.06)	—	—

Basic earnings (loss) per share	$0.98	$(0.03)	$(0.00)

Diluted earnings (loss) per share:

Earnings from continuing operations	$1.09	$0.52	$0.25

Loss from discontinued operations	(0.05)	(0.55)	(0.25)

Earnings (loss) per share before cumulative effect of change in accounting principle	$1.04	$(0.03)	$(0.00)

Cumulative effect of change in accounting principle	(0.06)	—	—

Diluted earnings (loss) per share	$0.98	$(0.03)	$(0.00)

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.
CONSOLIDATED BALANCE SHEETS

		(as restated, see Note 2)
(dollars in millions)	January 28, 2006	January 29, 2005

Assets
Current assets:
Cash and cash equivalents	$378.9	$273.3
Short-term investments	59.0	21.3
Restricted cash	2.0	3.0
Inventories	333.0	345.3
Current deferred income taxes	20.2	21.9
Other current assets	59.8	56.6
Current assets of discontinued operations	1.6	8.5

Total current assets	854.5	729.9
Property and equipment:
Land	7.7	8.0
Property, buildings and equipment	1,186.3	1,186.9
Accumulated depreciation and amortization	(807.9)	(772.6)

Property and equipment, net	386.1	422.3
Favorable leases, net	18.2	21.7
Deferred income taxes	27.5	36.4
Goodwill	5.9	5.9
Other assets	22.3	23.5
Non-current assets of discontinued operations	—	0.1

Total assets	$1,314.5	$1,239.8

Liabilities and Shareowners’ Equity
Current liabilities:
Current maturities of long-term debt	$0.4	$0.3
Notes payable	2.0	3.0
Accounts payable	168.9	160.3
Accrued expenses	163.8	159.7
Current liabilities of discontinued operations	3.4	15.0

Total current liabilities	338.5	338.3
Long-term debt	204.2	204.3
Other liabilities	109.3	93.6
Minority interest	10.5	8.6
Commitments and contingencies (Notes 15 and 18)
Shareowners’ Equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 88,130,874 issued; 67,305,608 and 67,191,515 shares outstanding in 2005 and 2004, respectively	0.9	0.9
Treasury stock, $.01 par value; 20,825,266 and 20,939,359 shares in 2005 and 2004, respectively	(0.2)	(0.2)
Additional paid-in capital	15.3	25.6
Unearned restricted stock	(4.3)	(0.8)
Retained earnings	628.4	562.0
Accumulated other comprehensive income, net of income taxes	11.9	7.5

Total shareowners’ equity	652.0	595.0

Total liabilities and shareowners’ equity	$1,314.5	$1,239.8

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
AND COMPREHENSIVE INCOME

						Accumulated
	Outstanding		Additional	Unearned		Other	Total
(dollars in millions,	Common Stock		Paid-in	Restricted	Retained	Comprehensive	Shareowners’	Comprehensive
shares in thousands)	Shares	Dollars	Capital	Stock	Earnings	Income (Loss)	Equity	Income

Balance at February 1, 2003	67,946	$0.7	$35.9	$(0.6)	$564.1	$(5.0)	$595.1
Net loss		—	—	—	(0.1)	—	(0.1)	$(0.1)
Translation adjustments		—	—	—	—	7.9	7.9	7.9
Cash flow hedge adjustments		—	—	—	—	1.8	1.8	1.8
Issuances of common stock under stock plans	179	—	1.7	(1.1)	—	—	0.6
Purchases of common stock	(117)	—	(1.7)	—	—	—	(1.7)
Amortization of unearned restricted stock		—	—	0.8	—	—	0.8
Restricted stock cancellation	(16)	—	(0.2)	0.2	—	—	—

Comprehensive income								9.6

Balance at January 31, 2004	67,992	0.7	35.7	(0.7)	564.0	4.7	604.4

Net loss		—	—	—	(2.0)	—	(2.0)	(2.0)
Translation adjustments		—	—	—	—	2.8	2.8	2.8
Issuances of common stock under stock plans	228	—	2.8	(1.2)	—	—	1.6
Purchases of common stock	(938)	—	(11.4)	—	—	—	(11.4)
Amortization of unearned restricted stock		—	—	0.7	—	—	0.7
Restricted stock cancellation	(90)	—	(1.5)	0.4	—	—	(1.1)

Comprehensive income								0.8

Balance at January 29, 2005	67,192	0.7	25.6	(0.8)	562.0	7.5	595.0

Net earnings		—	—	—	66.4	—	66.4	66.4
Translation adjustments		—	—	—	—	4.9	4.9	4.9
Change in unrecognized pension liability		—	—	—	—	(0.5)	(0.5)	(0.5)
Issuances of common stock under stock plans	3,408	—	54.7	(5.1)	—	—	49.6
Purchases of common stock	(3,279)	—	(71.2)	—	—	—	(71.2)
Amortization of unearned restricted stock		—	—	1.3	—	—	1.3
Income tax benefit of stock option exercise		—	6.5	—	—	—	6.5
Restricted stock cancellation	(15)	—	(0.3)	0.3	—	—	—

Comprehensive income								$70.8

Balance at January 28, 2006	67,306	$0.7	$15.3	$(4.3)	$628.4	$11.9	$652.0

Outstanding common stock is net of shares held in treasury and is presented net of $0.2 million of treasury stock in 2005, 2004 and 2003, respectively. Treasury stock is accounted for using the par value method. Treasury share activity for the last three years is summarized below (in thousands):

	2005	2004	2003

Balance, beginning of year	20,939	20,139	20,185

Issuances of common stock:
Stock options and employee stock purchase plan	(3,145)	(147)	(76)
Deferred compensation plan	(6)	(5)	(7)
Net restricted stock (grants) cancellations	(242)	14	(80)

	(3,393)	(138)	(163)
Purchases of common stock	3,279	938	117

Balance, end of year	20,825	20,939	20,139

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		(as restated, see Note 2)
(dollars in millions)	2005	2004	2003

Operating activities:
Net earnings (loss)	$66.4	$(2.0)	$(0.1)
Loss from discontinued operations, net of income taxes and minority interest	3.7	37.1	17.0
Adjustments for non-cash items:
Cumulative effect of change in accounting principle, net of income taxes and minority interest	4.1	—	—
Restructuring charges	—	10.8	—
Loss on impairment and disposal of assets	9.8	7.0	10.9
Depreciation and amortization	90.5	94.6	96.2
Amortization of deferred financing costs	1.2	0.9	4.0
Amortization of unearned restricted stock	1.3	0.7	0.8
Deferred income taxes	13.7	(6.4)	1.3
Minority interest, net of income taxes	1.4	(3.6)	(3.7)
Income tax benefit of stock option exercises	6.5	—	—
Accretion of investments	(1.3)	—	—
Changes in working capital:
Inventories	13.4	31.0	60.8
Other current assets	(1.2)	8.4	(8.7)
Accounts payable	7.9	30.0	25.5
Accrued expenses	9.6	34.1	(2.2)
Other assets and liabilities, net	6.6	6.1	14.5
Net cash (used in) provided by discontinued operations	(8.3)	9.1	(11.0)

Cash flow provided by operating activities	225.3	257.8	205.3

Investing activities:
Payments for capital expenditures	(64.4)	(103.0)	(107.7)
Proceeds from the sale of property and equipment	1.2	3.0	1.0
Restricted cash	1.0	30.5	(5.0)
Purchases of investments	(146.4)	(34.3)	(10.0)
Sales and maturities of investments	110.0	23.0	—
Cash used in discontinued operations	—	(2.5)	(3.9)

Cash flow used in investing activities	(98.6)	(83.3)	(125.6)

Financing activities:
Repayment (issuance) of notes payable	(1.0)	(30.5)	5.0
Issuance of debt	1.2	2.4	196.7
Repayment of debt	(1.5)	(1.5)	(216.9)
Payment of deferred financing costs	—	(0.2)	(7.1)
Issuances of common stock	49.6	1.6	0.6
Purchases of common stock	(71.2)	(11.4)	(1.7)
Contributions by minority owners	0.9	3.7	4.4

Cash flow used in financing activities	(22.0)	(35.9)	(19.0)

Effect of exchange rate changes on cash	0.9	(2.0)	4.3
Increase in cash and cash equivalents	105.6	136.6	65.0
Cash and cash equivalents, beginning of year	273.3	136.7	71.7

Cash and cash equivalents, end of year	$378.9	$273.3	$136.7

Supplemental cash flow information:
Interest paid	$20.8	$23.3	$14.0
Income taxes paid (received)	$14.9	$(11.0)	$7.2
Non-cash investing and operating activities
Accrued capital additions	$9.4	$16.4	$14.5

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Payless ShoeSource, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is the largest family footwear specialty retailer in the Western Hemisphere.
As of January 28, 2006, the Company operated 4,605 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, the Central and South American Regions and Japan. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad and Tobago. The South American Region is composed of operations in Ecuador. The Company’s operations in the Central and South American Regions and Japan are operated as consolidated joint ventures in which the Company maintains a 60-percent ownership.
The Company utilizes a network of agents with factories in ten foreign countries and the United States to source its footwear products, which are manufactured to meet the Company’s specifications and standards. During 2005, factories in the People’s Republic of China were a direct source of approximately 93% of the Company’s footwear, based on merchandise cost.
The Consolidated Financial Statements include the accounts of the Company, all wholly-owned subsidiaries and all subsidiaries and joint ventures in which the Company owns a controlling interest. During 2003, the Company changed the reporting period for its operations in the Central American and South American Regions to use a December 31 year-end, primarily to match the local countries’ statutory reporting requirements. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Start-up activities in Japan were initiated in 2003 using a December 31 year-end. Significant inter-company transactions and balances have been eliminated in consolidation.
As a result of the restructuring, as discussed in Note 3 below, the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores has been classified as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2005, 2004 and 2003 ended on January 28, 2006, January 29, 2005, and January 31, 2004, respectively. References to years in these financial statements and notes relate to fiscal years rather than calendar years. The Company’s operations in the Central American and South American Regions and Japan are consolidated using a December 31 year-end.
Use of Estimates
Management makes estimates and assumptions that affect the amounts reported within the Consolidated Balance Sheets and the Statements of Earnings (Loss), Shareowners’ Equity and Comprehensive Income and Cash Flows, and the Notes to Consolidated Financial Statements. Actual results could differ from these estimates.

Net Sales
Net sales (“sales”) are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Third-party liquidation sales related to restructuring are recognized at the time the sale is made to the customer, are calculated based upon contractually guaranteed amounts pursuant to our agreements with liquidators and are net of associated fees. During fiscal year 2005, approximately 22% of the Company’s net sales were obtained from externally licensed branded product.
Gift Cards
The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale. The estimated value of gift cards expected to go unused is recognized ratably in proportion to actual redemptions as gift cards are redeemed.
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
Advertising Costs
Advertising costs and sales promotion costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising and sales promotion costs of $106.7 million, $107.3 million and $106.2 million in 2005, 2004 and 2003, respectively.
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
SFAS 123, “Accounting for Stock-Based Compensation,” provides an alternative method of accounting for stock based compensation, which establishes a fair value based method of accounting for employee stock options or similar equity instruments. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The fair value is recognized over the option vesting period using tranche specific expense attribution as discussed in FASB Interpretation No. 28. The following table presents the effect on net earnings (loss) and earnings (loss) per share had the Company adopted the fair value based method of accounting for stock-based compensation under SFAS No. 123, “Accounting for Stock-Based Compensation.”

(dollars in millions, except per share amounts)	2005	2004	2003

Net earnings (loss):
As reported	$66.4	$(2.0)	$(0.1)
Add: Total stock-based employee compensation expense included in net earnings (loss) as reported, net of related income taxes	3.2	1.2	1.7
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	$6.8	$3.0	$6.1

Pro forma	$62.8	$(3.8)	$(4.5)
Basic earnings (loss) per share:
As reported	$0.98	$(0.03)	$(0.00)
Pro forma	$0.93	$(0.06)	$(0.06)
Diluted earnings (loss) per share:
As reported	$0.98	$(0.03)	$(0.00)
Pro forma	$0.93	$(0.06)	$(0.06)

The average fair value of options granted (per option) was $7, $7 and $6 for 2005, 2004 and 2003, respectively, using the following assumptions:

	2005	2004	2003

Risk-free interest rate	3.88%	4.29%	3.40%
Expected dividend yield	0%	0%	0%
Expected option life	5.33 yrs	7.00 yrs	7.00 yrs
Expected volatility	34%	33%	31%

Stock Split
The Company completed a three-for-one stock split, effected in the form of a stock dividend, to shareholders of record on March 13, 2003, paid on March 27, 2003. The Company issued approximately 44.4 million shares of common stock as a result of the stock split. All references to the number of shares and per share amounts of common stock have been restated to reflect the stock split. The Company reclassified an amount equal to the par value of the number of shares issued to common stock from retained earnings.
Cash and Cash Equivalents
Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $14.4 million and $12.6 million for the settlement of credit card transactions are included in cash and cash equivalents as of January 28, 2006, and January 29, 2005, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

Short-Term Investments
As of January 28, 2006, and January 29, 2005, short-term investments consisted of the following:

(dollars in millions)	2005	2004

Held-to-maturity securities:
Commercial paper	$58.5	$6.5
Certificates of deposit	0.5	—
Corporate debt securities	—	6.5
Agency securities	—	3.3

Total held-to-maturity securities	59.0	16.3

Available-for-sale securities:
Auction rate securities	—	5.0

Total	$59.0	$21.3

Held-to-maturity securities are carried at amortized cost. As of January 28, 2006, the maturities for all held-to-maturity securities were less than one year. As of January 28, 2006, and January 29, 2005, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.
As of January 29, 2005, short-term investments included $5.0 million of auction rate securities. These investments were classified as available-for-sale securities and were recorded at fair value with unrealized gains or losses reported in other comprehensive income (loss). As of January 29, 2005, the maturities for auction rate securities were in excess of ten years. However, due to the short time period between the reset dates of interest rates, there were no unrealized or realized gains or losses associated with these securities.
Inventories
Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than a traditional FIFO cost basis.
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
The Company takes ownership of certain raw materials as the materials enter the production process. These raw materials are included in inventories and accounted for under the FIFO basis. Raw materials of $20.1 million and $18.8 million are held by third parties and included in inventories in the consolidated balance sheet at January 28, 2006, and January 29, 2005, respectively.

Property and Equipment
Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for store remodels, refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Projects in progress are stated at cost, which includes the cost of construction and other direct costs attributable to the project. No provision for depreciation is made on projects in progress until such time as the relevant assets are completed and put to use. The estimated useful life for each major class of property and equipment is as follows:

Buildings	10 to 30 years
Leasehold improvements	the lesser of 10 years or the remaining expected lease term that is reasonably assured (which may exceed the current non-cancelable term)
Furniture, fixtures and equipment	3 to 8 years
Property under capital lease	10 to 30 years
The following is a summary of the components of property, buildings and equipment:

(dollars in millions)	2005	2004
Buildings and leasehold improvements	$631.7	$618.4
Furniture, fixtures and equipment	524.5	509.8
Property under capital leases	0.9	3.8
Projects in progress	29.2	54.9

	$1,186.3	$1,186.9
Depreciation expense for 2005, 2004, and 2003 was $87.1 million, $90.5 million, and $91.3 million, respectively.
Property and equipment are reviewed for recoverability on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the assets is recoverable. Estimated future cash flows are used to determine if impairment exists. The Company uses current operating results and historical performance to estimate future cash flows on a store-by-store basis. Excluding restructuring charges as discussed in Note 3, total impairment charges related to assets held and used for 2005, 2004 and 2003 were $2.4 million, $1.5 million, and $5.4 million, respectively. These charges are included in cost of sales.
Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Favorable leases and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. During 2005, the Company performed the required annual impairment testing and no impairment losses were necessary.
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

Foreign Currency Translation
Local currencies are the functional currencies for most foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange. As of fiscal year-end 2005, 2004 and 2003, cumulative translation adjustments included in accumulated other comprehensive income (loss) were $12.4 million, $7.5 million and $4.7 million, respectively.
For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. Dollar as their functional currency, net non-monetary assets are translated at historical rates and net monetary assets are translated at current rates. Translation adjustments are included in the determination of net earnings.
Financial Derivatives
The Company has used derivative financial instruments to reduce its exposure to fluctuations in interest rates and foreign currencies and to minimize the risk associated with investments in foreign operations. Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” requires that all derivatives be reflected as either assets or liabilities on the balance sheet based on their fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative’s fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. As of January 28, 2006 and January 29, 2005, the Company had no derivative instruments in place.
Asset Retirement Obligations
The Company follows FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” which requires entities to record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. The Company’s asset retirement obligation (“ARO”) liabilities are primarily associated with the disposal of personal property and trade fixtures which, at the end of a lease, the Company is contractually obligated to remove in order to restore the facility back to a condition specified in the lease agreement. The Company estimates the fair value of these liabilities based on current store closing costs and discounts the costs back as if they were to be performed at the inception of the lease. At the inception of such a lease, the Company records the ARO as a liability and also records a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statement of earnings (loss).
In future periods, the Company may make adjustments to the ARO liability as a result of the availability of new information, changes in labor costs and other factors. The estimate of the ARO liability is based on a number of assumptions requiring professional judgment, including average store closing costs, inflation rates and asset re-use rates.

Note 2 — Restatement of Financial Statements
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended January 29, 2005, the Company determined that certain investments with original maturities more than three months were misclassified as cash and cash equivalents as of the end of 2004. The investments should have been classified as short-term investments.
In addition, the Company has made the following corrections to its consolidated statements of cash flows:
•	2004 and 2003 payments for capital expenditures have been corrected to exclude non-cash accrued capital additions.

•	2004 and 2003 discontinued operations cash flow activity has been reclassified to identify cash flows from discontinued operations within each category.

•	2004 and 2003 changes in restricted cash were reclassified from financing activities to investing activities.
Also, corrections were made to the Company’s segment and subsidiary guarantors of senior notes footnote disclosures. Please refer to Notes 19 and 25 for further discussion regarding these errors. The errors did not affect our consolidated statements of earnings (loss) or shareowners’ equity for any period previously reported and did not affect compliance with debt covenants.
Following is a summary of the effects of the corrections to the Company’s consolidated balance sheets as of January 29, 2005, and consolidated statements of cash flows for fiscal years 2004 and 2003:

	Consolidated Balance Sheets
	As previously
(dollars in millions)	Reported	Adjustments	As restated

January 29, 2005
Cash and cash equivalents	$289.6	$(16.3)	$273.3
Short-term investments	5.0	16.3	21.3

	Consolidated Statements of Cash Flows
	As previously
(dollars in millions)	reported	Adjustments	As restated

Fiscal year ended January 29, 2005
Changes in working capital — accounts payable	$30.7	$(0.7)	$30.0
Changes in working capital — accrued expenses	35.3	(1.2)	34.1
Net cash provided by discontinued operations	—	9.1	9.1
Cash flow provided by operating activities	250.6	7.2	257.8
Cash flow provided by discontinued operations	6.6	(6.6)	—
Capital expenditures	(104.9)	1.9	(103.0)
Restricted cash	—	30.5	30.5
Purchases of investments	(13.0)	(21.3)	(34.3)
Sales and maturities of investments	18.0	5.0	23.0
Cash used in discontinued operations	—	(2.5)	(2.5)
Cash flow used in investing activities	(96.9)	13.6	(83.3)
Restricted cash	30.5	(30.5)	—
Cash flow used in financing activities	(5.4)	(30.5)	(35.9)
Increase (decrease) in cash and cash equivalents	152.9	(16.3)	136.6
Cash and cash equivalents, end of year	289.6	(16.3)	273.3
Non-cash investing and operating activities:
Accrued capital additions	—	16.4	16.4

	Consolidated Statements of Cash Flows
	As previously
(dollars in millions)	reported	Adjustments	As restated

Fiscal year ended January 31, 2004
Changes in working capital — accounts payable	$27.7	$(2.2)	$25.5
Changes in working capital — accrued expenses	4.2	(6.4)	(2.2)
Net cash used in discontinued operations	—	(11.0)	(11.0)
Cash flow provided by operating activities	224.9	(19.6)	205.3
Cash flow used in discontinued operations	(14.9)	14.9	—
Capital expenditures	(116.3)	8.6	(107.7)
Restricted cash	—	(5.0)	(5.0)
Cash used in discontinued operations	—	(3.9)	(3.9)
Cash flow used in investing activities	(125.3)	(0.3)	(125.6)
Restricted cash	(5.0)	5.0	—
Cash flow used in financing activities	(24.0)	5.0	(19.0)
Non-cash investing and operating activities:
Accrued capital additions	—	14.5	14.5

Note 3 — Restructuring Charges
During 2004, the Company initiated a restructuring plan to build long-term shareowner value. The Company has substantially completed the restructuring, which included: 1) closing all Parade stores, 2) sale of Chile and Peru entities, 3) closing of 264 Payless ShoeSource stores, 4) ceasing all wholesale businesses with no significant growth opportunity and 5) eliminating approximately 200 management and administrative positions.
During 2005, the Company recorded $9.7 million in pre-tax restructuring charges primarily related to contract termination costs in excess of previous estimates and other exit costs associated with our strategic initiatives. The $9.7 million pre-tax charge was comprised of $3.8 million relating to continuing operations and $5.9 million relating to discontinued operations.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations of Parade, Peru, Chile and 26 Payless ShoeSource stores have been classified as discontinued operations in the Company’s consolidated statements of earnings.
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
The significant components of the restructuring charge incurred as of January 28, 2006 are summarized as follows:

	Total Charges to	Accrual Balance as	2005 Charges			Accrual Balance as
(dollars in millions)	Date	of January 29, 2005	Costs Incurred	Accrual Adjustments	Cash Payments	of January 28, 2006
Employee severance costs	$9.0	$4.2	$—	$(0.3)	$(2.9)	$1.0
Contract termination costs	28.5	17.6	—	7.2	(19.3)	5.5
Other exit costs	5.1	—	2.5	—	(2.5)	—

	42.6	$21.8	2.5	$6.9	$(24.7)	$6.5

Asset impairments and net disposal losses	35.0		0.3

Total Charges	$77.6		$2.8

The Company expects that the payments of employee severance costs will be substantially completed by June 2007. The remaining contract termination obligations primarily relate to lease obligations for vacant space (certain lease terms extend through November 2013) resulting from the store closings.

Note 4 — Discontinued Operations
In accordance with SFAS No. 144, the results of operations for Parade, Peru, Chile and 26 Payless closed stores are classified as discontinued operations. In the case of Parade, Peru and Chile, all stores were closed, and thus their operations and cash flows were eliminated from the Company’s ongoing operations. Payless stores are considered for discontinued operations disclosure if the nearest store is greater than 10 miles from the closed store. If the nearest store is greater than 10 miles from the store to be closed, the store is generally not expected to realize a migration of significant direct cash inflows as a result of the closure and, consequently, these stores are considered to be discontinued operations. If the nearest store is less than 10 miles from the closed store, the Company generally expects to realize a migration of significant direct cash inflows as a result of the closure and those stores are not reported as discontinued operations.
The following is a summary of these results by segment:
Fiscal Year Ended January 28, 2006

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Loss on disposal of discontinued operations before income taxes	$(5.9)	$—	$(5.9)

Benefit for income taxes	(2.2)	—	(2.2)

Loss from discontinued operations, net of income taxes	$(3.7)	$—	$(3.7)

Fiscal Year Ended January 29, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$100.8	$9.0	$109.8

Loss from discontinued operations before income taxes and minority interest	(11.5)	(6.1)	(17.6)

(Benefit) provision for income taxes	(4.5)	0.4	(4.1)

Loss from discontinued operations before minority interest	(7.0)	(6.5)	(13.5)

Minority interest, net of income taxes	—	2.6	2.6

Loss before disposal	(7.0)	(3.9)	(10.9)

Loss on disposal of discontinued operations, net of income taxes of $12.9 and $0.0, respectively, and minority interest of $0.0 and $3.9, respectively	(20.4)	(5.8)	(26.2)

Loss from discontinued operations, net of income taxes and minority interest	$(27.4)	$(9.7)	$(37.1)

Fiscal Year Ended January 31, 2004

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Net sales	$109.8	$11.1	$120.9

Loss from discontinued operations before income taxes and minority interest	(18.7)	(6.7)	(25.4)

(Benefit) provision for income taxes	(6.7)	1.7	(5.0)

Loss from discontinued operations before minority interest	(12.0)	(8.4)	(20.4)

Minority interest, net of income taxes	—	3.4	3.4

Loss from discontinued operations, net of income taxes and minority interest	$(12.0)	$(5.0)	$(17.0)

As of January 28, 2006, and January 29, 2005, the current and non-current assets and liabilities of discontinued operations by financial reporting segment were as follows:
Fiscal Year Ended January 28, 2006

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Current deferred income taxes	$1.3	$—	$1.3
Other current assets	0.3	—	0.3

Total current assets of discontinued operations	$1.6	$—	$1.6

Liabilities
Current liabilities:
Accrued expenses	$3.4	$—	$3.4

Total current liabilities of discontinued operations	$3.4	$—	$3.4

Fiscal Year Ended January 29, 2005

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Assets
Current assets:
Current deferred income taxes	$5.6	—	$5.6
Other current assets	2.9	—	2.9

Total current assets of discontinued operations	$8.5	$—	$8.5

Other assets	0.1	—	$0.1

Total non-current assets of discontinued operations	$0.1	$—	$0.1

Liabilities
Current liabilities:
Accounts payable	$0.2	$—	$0.2
Accrued expenses	14.8	—	14.8

Total current liabilities of discontinued operations	$15.0	$—	$15.0

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

(dollars in millions,
except per share)	2005
Quarter	First	Second	Third	Fourth	Year

Net sales	$695.2	$693.9	$666.9	$611.3	$2,667.3
Gross margin	244.4	235.1	218.5	190.4	888.4
Net earnings (loss) from continuing operations	31.7	21.8	21.9	(1.2)	74.2
Loss from discontinued operations, net of income taxes and minority interest	(1.5)	(1.9)	—	(0.3)	(3.7)
Cumulative effect of change in accounting principle, net(2)	—	—	—	(4.1)	(4.1)
Net earnings (loss)	$30.2	$19.9	$21.9	$(5.6)	$66.4

Basic (loss) earnings per share:
Earnings from continuing operations	$0.47	$0.32	$0.32	$(0.02)	$1.09
Loss from discontinued operations	(0.02)	(0.03)	—	(0.00)	(0.05)
Earnings per share before cumulative effect of change in accounting principle	$0.45	$0.29	$0.32	$(0.02)	$1.04
Cumulative effect of change in accounting principle(2)	—	—	—	(0.06)	(0.06)
Basic earnings (loss) per share:(1)	$0.45	$0.29	$0.32	$(0.08)	$0.98

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.47	$0.32	$0.32	$(0.02)	$1.09
Loss from discontinued operations	(0.02)	(0.03)	—	(0.00)	(0.05)
Earnings (loss) per share before cumulative effect of change in accounting principle	$0.45	$0.29	$0.32	$(0.02)	$1.04
Cumulative effect of change in accounting principle(2)	—	—	—	(0.06)	(0.06)
Diluted earnings (loss) per share:(1)	$0.45	$0.29	$0.32	$(0.08)	$0.98

(dollars in millions, except per share)	2004
Quarter	First	Second	Third	Fourth	Year

Net sales	$692.3	$695.6	$661.4	$607.2	$2,656.5
Gross margin	216.8	219.5	201.1	182.2	819.6
Net earnings (loss) from continuing operations	17.9	19.8	12.5	(15.1)	35.1
Loss from discontinued operations, net of income taxes and minority interest	(3.8)	(16.0)	(5.9)	(11.4)	(37.1)
Net earnings (loss)	$14.1	$3.8	$6.6	$(26.5)	$(2.0)

Basic (loss) earnings per share:
Earnings from continuing operations	$0.26	$0.29	$0.19	$(0.22)	$0.52
Loss from discontinued operations	(0.05)	(0.24)	(0.09)	(0.17)	(0.55)
Basic earnings (loss) per share(1)	$0.21	$0.05	$0.10	$(0.39)	$(0.03)

Diluted (loss) earnings per share:
Earnings from continuing operations	$0.26	$0.29	$0.19	$(0.22)	$0.52
Loss from discontinued operations	(0.05)	(0.24)	(0.09)	(0.17)	(0.55)
Diluted earnings (loss) per share(1)	$0.21	$0.05	$0.10	$(0.39)	$(0.03)

(1)	Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(2)	As discussed in Note 22, during the fourth quarter of 2005 the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.”

Note 6 — Profit Sharing Plan
The Company has two qualified profit sharing plans (“Payless Profit Sharing Plans”) that cover full-time associates who have worked for the Company for 60 days and have attained age 21 or part-time associates who work 1,000 hours or more in a year and have attained age 21. The Payless Profit Sharing Plans are defined contribution plans that provide for Company contributions related to the Company’s annual performance and are at the discretion of the Board of Directors. Beginning with the 2005 plan year, the Company will fund a minimum guaranteed Company matching contribution of $0.20 per $1.00 contributed by associates, up to 5% of their pay. The Company has historically contributed 2.5% of net profits as defined by the plans. At the discretion of the Board of Directors, the 2005 contribution was determined to be 2.5% of pre-tax earnings from continuing operations. Associates may voluntarily contribute to the Company’s profit sharing plans on both a pre-tax and after-tax basis. For 2005, the Company’s contribution is allocated to all associates participating in the Payless Profit Sharing Plans who have worked for the Company for at least one year as of December 31 before the match is paid. Total profit sharing contributions for 2005 and 2004 were $2.7 million and $1.3 million, respectively. There were no contributions for 2003.
Note 7 — Pension Plan
The Company has a nonqualified, supplementary defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan and provides for benefits based upon years of service and cash compensation during employment.
Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually for reasonableness.
The components of net periodic benefit costs and actuarial assumptions for the plan were:

(dollars in millions)	2005	2004	2003

Components of pension expense:
Service cost	$0.7	$0.8	$0.8
Interest cost	1.1	1.1	1.2
Amortization of prior service cost	0.2	0.2	0.1
Amortization of actuarial loss	0.1	0.2	0.2

Total	$2.1	$2.3	$2.3

The change in projected benefit obligation (PBO), accumulated benefit obligation (ABO), funded status of the plan and the actuarial assumptions used were:

(dollars in millions)	2005	2004

Change in PBO:
PBO at beginning of year	$20.8	$20.7
Service cost	0.7	0.8
Interest cost	1.1	1.1
Plan amendments	0.4	—
Actuarial gain	(0.7)	(1.1)
Benefits paid	(0.8)	(0.7)

PBO at end of year	$21.5	$20.8
Unrecognized net actuarial loss	(4.0)	(4.8)
Unrecognized prior service cost	(1.4)	(1.2)

Accrued benefit cost	$16.1	$14.8

Amounts recognized in the balance sheet:
Accrued benefit liability and ABO	$18.0	$15.5
Intangible asset	(1.4)	(0.7)
Accumulated other comprehensive loss	(0.5)	—

Net amount recognized	$16.1	$14.8

Actuarial assumptions:
Discount rate	5.5%	5.5%
Salary increases	3.0%	3.0%

Estimated future benefit payments for the next five years and the aggregate amount for the following five years are:

(dollars in millions)

2006	$1.2
2007	1.2
2008	1.3
2009	1.3
2010	6.4
2011- 2015	5.3

The expected contribution to be paid to the plan during fiscal year 2006 is $1.2 million.
Note 8 — Income Taxes
The provision (benefit) for income taxes from continuing operations consisted of the following:

(dollars in millions)	2005	2004	2003

Federal	$6.7	$15.9	$(9.2)
State and local	0.7	0.7	2.1
Foreign	9.7	3.0	1.8

Current tax provision (benefit)	17.1	19.6	(5.3)

Federal	10.2	(4.7)	0.2
State and local	0.8	(0.6)	0.4
Foreign	2.7	(1.1)	0.7

Deferred tax provision (benefit)	13.7	(6.4)	1.3

Total provision (benefit)	$30.8	$13.2	$(4.0)

The reconciliation between the statutory federal income tax rate and the effective income tax rate as applied to continuing operations was as follows:

		Percentage			Amount
(dollars in millions)	2005	2004	2003	2005	2004	2003

Statutory federal income tax rate	35.0%	35.0%	35.0%	$37.2	$15.6	$3.2
State and local income taxes, net of federal tax benefit	1.4	0.3	8.7	1.5	0.2	0.8
Rate differential on foreign earnings, net of valuation allowance	(1.3)	(6.5)	(78.3)	(1.4)	(2.9)	(7.2)
Canada statutory rate change	—	0.4	2.2	—	0.2	0.2
Repatriation of foreign earnings	1.3	5.1	—	1.4	2.3	—
Decrease in excess tax reserves	(5.5)	(4.0)	(12.0)	(5.9)	(1.8)	(1.1)
Federal employment tax credits	(1.0)	(1.8)	(10.9)	(1.1)	(0.8)	(1.0)
Other, net	(1.0)	1.0	11.8	(0.9)	0.4	1.1

Effective income tax rate	28.9%	29.5%	(43.5)%	$30.8	$13.2	$(4.0)

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonable foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which the Company’s earnings or deductions are realized may differ from current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis due to discrete events.

Because of the relatively low earnings from continuing operations in 2003, the impact of relatively modest amounts of tax benefits had a large percentage impact on the Company’s worldwide tax rate.
Major components of deferred income tax assets and (liabilities) were as follows:

(dollars in millions)	2005	2004

Deferred Tax Assets:
Accrued expenses and reserves	$42.9	$40.1
Tax net operating losses and tax credits	23.5	29.8
Other deferred income taxes, net	1.2	4.2

Gross deferred income tax assets	67.6	74.1
Depreciation/amortization and basis differences	(9.4)	(8.2)
Valuation allowance	(10.5)	(7.6)

Net deferred income tax assets	47.7	58.3
Less: Net current deferred income tax assets	(20.2)	(21.9)

Net noncurrent deferred income tax assets	27.5	36.4

Deferred Tax Liabilities:
Depreciation/amortization and basis differences	(0.8)	(0.9)
Less: Net current deferred income tax liabilities (included in accrued expenses on the consolidated balance sheets)	—	0.3

Net noncurrent deferred tax liabilities (included in other liabilities on the consolidated balance sheets)	$(0.8)	$(0.6)

The Company provides a valuation allowance against net deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company carries valuation allowances related primarily to realization of foreign net operating loss carryforwards and state income tax credits.
At January 28, 2006, deferred tax assets for state and foreign net operating loss carryforwards are $11.9 million, less a valuation allowance of $6.6 million. The net operating losses related to recorded assets will expire as follows: $0.2 million in 2007, $2.3 million in 2010 through 2011, and $2.8 million by 2024. In addition, federal and state income tax credit carryforwards are $11.6 million, less a valuation allowance of $3.3 million. The remaining valuation allowance relates to other deferred tax assets in Latin American countries that do not have a history of earnings. The tax credit carryforwards related to the recorded assets expire as follows: $6.3 million by 2014, and $2.0 million may be carried forward indefinitely.
The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. During 2005, the Company’s Chief Executive Officer established domestic reinvestment plans which were approved by the Board of Directors. Pursuant to the plans, the Company repatriated $85.0 million from foreign subsidiaries during 2005. The repatriation resulted in recognition of income tax expense of $3.7 million, for which the Company provided $2.3 million in 2004 and $1.4 million in 2005. At the close of 2005, the Company has not provided tax on cumulative undistributed earnings of foreign subsidiaries, other than for Puerto Rico operations, because it is the Company’s intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable. If earnings were distributed, the Company would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. The Company anticipates that earnings would not be repatriated unless it was tax efficient to do so.

Note 9 — Earnings (Loss) Per Share
Basic earnings per share from continuing operations were $1.09, $0.52 and $0.25 in 2005, 2004 and 2003, respectively. The per share amounts have been computed on the basis of the weighted average number of shares outstanding.
The calculation of diluted earnings per share from continuing operations for 2005, 2004 and 2003 excludes the impact of 1.4 million, 7.3 million and 7.8 million stock options, respectively, because to include them would be antidilutive. Diluted earnings per share have been computed as follows:

(dollars in millions, except per
share; shares in thousands)	2005	2004	2003

Net earnings from continuing operations	$74.2	$35.1	$16.9
Weighted average shares outstanding — basic	67,520	67,947	67,852
Stock options and unvested restricted stock	334	73	179

Weighted average shares outstanding — diluted	67,854	68,020	68,031

Diluted earnings per share from continuing operations	$1.09	$0.52	$0.25

Note 10 — Favorable Leases
Favorable lease rights subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	2005	2004

Gross carrying amount	$75.6	$78.2
Less: accumulated amortization	(57.4)	(56.5)

Carrying amount, end of year	$18.2	$21.7
Amortization expense on favorable lease rights was as follows:

(dollars in millions)	2005	2004	2003

Amortization expense on favorable lease rights	$3.4	$4.1	$4.9

The Company expects annual amortization expense for favorable lease rights for the next five years to be as follows (in millions):

Year	Amount

2006	$3.1
2007	2.7
2008	2.4
2009	2.1
2010	1.9

Note 11 — Notes Payable
The Company has entered into $2.0 million of demand notes payable to efficiently finance its subsidiaries in the Central American Region. The Company maintains balances of $2.0 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average rate of 6.75 percent. The certificates of deposit earn interest at a weighted average rate of 6.00 percent and are reflected as restricted cash in the accompanying consolidated balance sheet. During 2005, the Company repaid $1.0 million of the $3.0 million balance outstanding at the end of 2004.

Note 12 — Accrued Expenses and Other Liabilities
Major components of accrued expenses included:

(dollars in millions)	2005	2004

Income taxes	$23.9	$35.0
Profit sharing, bonus, retention and salaries	56.3	32.1
Sales, use and other taxes	30.2	28.1
Accrued restructuring costs	3.2	7.4
Other accrued expenses	50.2	57.1

Total	$163.8	$159.7

Major components of other liabilities included:

(dollars in millions)	2005	2004

Deferred tenant improvement allowances (net)	$25.0	$24.2
Accrued step rent	21.7	22.0
Workers’ compensation and general liability insurance reserves	18.9	15.9
Other	43.7	31.5

Total	$109.3	$93.6

Note 13 — Long-term Debt
Long-term debt and capital-lease obligations were:

(dollars in millions)	2005		2004

Senior Subordinated Notes	$197.3	*	$197.0	*
Capital-lease obligations	0.9		1.2
Other	6.4		6.4

Total debt	204.6		204.6
Less: current maturities of long-term debt	0.4		0.3

Long-term debt	$204.2		$204.3

Future debt maturities as of January 28, 2006, are as follows:

(dollars in millions)
Year	Senior Subordinated Notes		Capital Lease Obligations	Other	Total

2006	$—		$0.4	$—	$0.4
2007	—		0.4	2.4	2.8
2008	—		0.1	—	0.1
2009	—		—	—	—
2010	—		—	—	—
Thereafter	200.0	*	—	4.0	204.0

Total	$200.0		$0.9	$6.4	$207.3

*	At January 28, 2006, the $200 million of 8.25% Senior Subordinated Notes are recorded at $197.3 million (net of $2.7 million discount). At January 29, 2005, the notes were recorded at $197.0 million (net of $3.0 million discount).
In January 2004, the Company replaced its $150 million senior secured revolving credit facility with a new senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. The Company may borrow up to $200 million through the Facility, subject to a sufficient borrowing base. The Facility bears interest at the LIBOR rate, plus a variable margin of 1.25 percent to 2.0 percent, or the base rate defined in the Facility. The margin on the Facility varies based upon certain borrowing levels specified in the Facility. The variable interest rate at January 28, 2006, was 4.67 percent. A quarterly commitment fee of 0.30 percent per annum is payable on the unborrowed balance. The Facility is scheduled to expire in January 2008, with a one-year extension to January 2009 at the Company’s option. No amounts were drawn on the revolving credit facility as of January 28, 2006. As of January 28, 2006, our borrowing base permits us to borrow up to $192.2 million under the Facility, less $25.2 million in outstanding letters of credit.

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 28, 2006, the Company is in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of the Company’s previous credit facility. As of January 28, 2006, the fair value of the Notes is $210.3 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

Note 14 — Derivative Instruments
In order to mitigate the Company’s exposure to fluctuations in interest rates on the term loan portion of the prior credit facility, during 2003 the Company entered into a series of interest rate swap agreements whereby the Company received interest at the three-month LIBOR rate and paid a weighted average rate of 6.9 percent. The Company’s interest rate swap agreements were designated as cash flow hedging instruments under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). Such instruments are those that effectively convert variable interest payments on debt instruments into fixed payments. As the critical terms of the Company’s interest rate swap agreements match those of the related hedged obligations, the Company has concluded that there was virtually no ineffectiveness in its hedges.
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
The Company did not have any outstanding derivative instruments as of January 28, 2006 or January 29, 2005.
Note 15 — Lease Obligations
The Company leases substantially all of its stores. Rental expense for the Company’s operating leases consisted of:

(dollars in millions)	2005	2004	2003

Minimum rentals	$264.2	$266.5	$258.8
Contingent rentals based on sales	7.0	7.0	7.4

Real property rentals	271.2	273.5	266.2
Equipment rentals	0.3	0.7	0.6

Total	$271.5	$274.2	$266.8

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
Future minimum lease payments under non-cancelable lease obligations as of January 28, 2006, were as follows:

	Capital	Operating
(dollars in millions)	Leases	Leases	Total

2006	0.5	246.1	246.6
2007	0.4	215.8	216.2
2008	0.1	185.4	185.5
2009	—	154.3	154.3
2010	—	118.9	118.9
After 2010	—	233.7	233.7

Minimum lease payments	$1.0	$1,154.2	$1,155.2

Less imputed interest component	0.1

Present value of net minimum lease payments of which $0.4 million is included in current liabilities	$0.9

At January 28, 2006, the present value of future operating lease payments was $945.7 million, and the total amount of minimum rentals to be received in the future under non-cancelable subleases was $2.7 million.
Note 16 — Common Stock Repurchases
The Company repurchased $70.4 million (3.2 million shares) and $10.1 million (839 thousand shares) of common stock under its stock repurchase program during 2005 and 2004, respectively. The Company did not repurchase any common stock under stock repurchase programs during 2003. In addition, the Company repurchased $0.8 million (45 thousand shares), $1.3 million (99 thousand shares), and $1.7 million (117 thousand shares) during 2005, 2004 and 2003, respectively, of common stock in connection with its employee stock purchase, deferred compensation and stock incentive plans. Under the indenture governing the Company’s 8.25% Senior Subordinated Notes, the Company may repurchase approximately $32.4 million of common stock. This limit may increase or decrease based upon the Company’s earnings. As of January 28, 2006, the Company has approximately $167.7 million of remaining common stock repurchase authorization from its Board of Directors.
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

A summary of the status of the various stock option plans at the end of 2005, 2004, and 2003, and the changes within years are presented below:

2005
		Weighted
		Average
		Exercise
(shares in thousands)	Options	Price

Outstanding at beginning of year	7,383	$17
Granted	2,034	18
Exercised	(3,109)	16
Forfeited or expired	(570)	17

Outstanding at end of year	5,738	$18

Exercisable at end of year	3,460	$18

Average fair value of options granted (per option)	$7

2004
		Weighted
		Average
		Exercise
(shares in thousands)	Options	Price

Outstanding at beginning of year	8,026	$17
Granted	517	16
Exercised	(91)	12
Forfeited or expired	(1,069)	17

Outstanding at end of year	7,383	$17

Exercisable at end of year	6,410	$17

Average fair value of options granted (per option)	$7

2003
		Weighted
		Average
		Exercise
(shares in thousands)	Options	Price

Outstanding at beginning of year	8,376	$17
Granted	414	15
Exercised	(18)	16
Forfeited or expired	(746)	17

Outstanding at end of year	8,026	$17

Exercisable at end of year	5,956	$17

Average fair value of options granted (per option)	$6

The following table summarizes information about stock options outstanding and exercisable at January 28, 2006:

(shares in thousands)
Options Outstanding				Options Exercisable
		Years of
		Average	Weighted
Range of	Number	Remaining	Average Exercise	Average	Number
Exercise Prices	Outstanding	Contractual Life	Price	Exercise Price	Exercisable

$ 9-11	11	<1	$9	$9	11
12-15	651	3	15	15	570
16-18	3,312	6	17	17	1,920
19-25	1,764	7	22	22	959

Under the 1996 Stock Incentive Plan, the Company is authorized to grant a maximum of 1,200,000 shares of restricted stock to management associates. Associates who receive restricted stock pay no monetary consideration. Restricted stock can be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to ten years, as determined at the date of grant. Under the 1996 Stock Incentive Plan, the Company granted 39,106 shares of restricted stock in 2005. Separately, the Company granted 214,250 shares of restricted stock in connection with the management transition in 2005.
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
Note 18 — Commitments and Contingencies
As of January 28, 2006, the Company has $30.7 million of royalty obligations consisting of minimum royalty payments for the purchase of branded merchandise, $14.4 million of service agreement obligations relating to minimum payments for services that the Company cannot avoid without penalty and $8.1 million of employment agreement obligations related to minimum payments to certain of the Company’s executives. The Company has also committed to making capital contributions to our Japanese joint venture in the amount of 356 million yen in 2006. Additionally, if the Japanese joint venture achieves certain performance targets, the Company will be committed to contribute an additional 57 million yen in 2007. In U.S. dollars, based on the exchange rate of 116.5 yen to 1 U.S. dollar as of January 28, 2006, the committed contributions are $3.1 million and $0.5 million for 2006 and 2007, respectively.
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject. Legal fees associated with pending legal proceedings are expensed when incurred.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and has filed an answer. An estimate of the possible loss, if any, or the range of the loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
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

On or about January 20, 2000, a complaint was filed against the Company in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The Complaint sought injunctive relief, unspecified treble monetary damages, attorneys’ fees, interest and costs for patent infringement. On March 30, 2006, the Court granted the Company’s motion for summary judgment of non-infringement and judgment favorable to the Company was entered by the Clerk that same day. Plaintiff is expected to appeal the judgment. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
Note 19 — Segment Reporting (Restated)
The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands, and Japan. The Company’s operations in its Central American and South American Regions and Japan are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $18.1 million, $18.0 million and $16.7 million during 2005, 2004 and 2003, respectively.
During 2003, the Company changed the reporting period for its operations in the South American and Central American Regions to use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
Subsequent to the issuance of the consolidated financial statements for the year ended January 29, 2005, the Company determined that certain 2004 eliminating journal entries were not recorded in the correct segment. The effect of these errors on previously reported segment information is as follows:

	Operating Profit from Continuing Operations
	As previously
(dollars in millions)	reported	Adjustment	As restated
Fiscal year ended January 29, 2005:

Payless Domestic	$44.9	$8.6	$53.5
Payless International	16.6	(8.6)	8.0

	$61.5	$—	$61.5

	Net Earnings from Continuing Operations before Income
	Taxes and Minority Interest
	As previously
(dollars in millions)	reported	Adjustment	As restated
Fiscal year ended January 29, 2005:

Payless Domestic	$29.2	$8.6	$37.8
Payless International	15.5	(8.6)	6.9

	$44.7	$—	$44.7

Information on the segments is as follows:

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

Fiscal year ended January 28, 2006

Revenues from external customers	$2,306.0	$361.3	$2,667.3
Operating profit from continuing operations	83.4	30.4	113.8
Interest expense	18.6	1.1	19.7
Interest income	(10.9)	(1.4)	(12.3)
Net earnings from continuing operations before income taxes and minority interest	75.7	30.7	106.4
Depreciation and amortization	76.4	14.1	90.5
Total assets	1,157.5	157.0	1,314.5
Long-lived assets	368.0	64.5	432.5
Additions to long-lived assets	54.3	5.3	59.6

Fiscal year ended January 29, 2005 (Restated)

Revenues from external customers	$2,326.5	$330.0	$2,656.5
Operating profit from continuing operations	53.5	8.0	61.5
Interest expense	18.0	4.1	22.1
Interest income	(2.3)	(3.0)	(5.3)
Net earnings from continuing operations before income taxes and minority interest	37.8	6.9	44.7
Depreciation and amortization	80.3	14.3	94.6
Total assets	1,076.2	163.6	1,239.8
Long-lived assets	402.2	71.3	473.5
Additions to long-lived assets	98.6	12.0	110.6

Fiscal year ended January 31, 2004

Revenues from external customers	$2,367.1	$295.3	$2,662.4
Operating profit from continuing operations	24.1	1.9	26.0
Interest expense	16.9	3.8	20.7
Interest income	(0.8)	(3.1)	(3.9)
Net earnings from continuing operations before income taxes and minority interest	8.1	1.1	9.2
Depreciation and amortization	83.8	12.4	96.2
Total assets	999.7	204.6	1,204.3
Long-lived assets	423.5	82.4	505.9
Additions to long-lived assets	108.8	18.5	127.3

Note 20 — Shareowner Protection Rights Agreement
The Company has adopted a Stockholder Protection Rights Agreement (the “Plan”) which provides for a dividend of one right (“Right”) for each outstanding share of the Company’s common stock. The Rights are separated by and traded with the Company’s common stock. There are no separate certificates or markets for the Rights, and the Rights will expire on or before May 21, 2008. No Rights were exercised under the Plan in fiscal 2005.
The Rights do not become exercisable or trade separately from the common stock unless 15% or more of the common stock of the Company has been acquired, or after a tender or exchange offer is made for 15% or greater ownership of the Company’s common stock. Should the Rights become exercisable, each Right will entitle the holder thereof to buy 1/100th of a share of the Company’s Series A Preferred Stock at an exercise price of $83.33, as adjusted for the 3-for-1 split which occurred in March 2003.
Under certain circumstances, each Right “flips-in” and becomes a right to buy, for the exercise price, the Company’s common stock at a 50% discount. Under certain other circumstances, each Right “flips-over” and becomes a right to buy, for the exercise price, an acquirer’s common stock at a 50% discount.

The Rights may be redeemed by the Company for $0.01 per Right at any time on or prior to the first public announcement by the Company of the acquisition by any person of beneficial ownership of 15% or more of the Company’s stock (or a later date as determined by the Board of Directors).
Note 21 — Hurricanes Katrina, Rita, and Wilma
Hurricanes Katrina and Rita struck the Gulf Coast on August 29, 2005, and September 24, 2005, respectively. The Company closed approximately 130 stores in areas impacted by Hurricane Katrina. As of the end of the year, 14 of those stores were not open for operations. Store closings related to Hurricane Rita peaked at approximately 139 stores and as of the end of the year, five stores impacted by Rita were not open for operations. Hurricane Wilma struck Florida on October 24, 2005. The Company closed approximately 120 stores in areas impacted by Hurricane Wilma, and as of the end of the year, three of those stores have not been reopened for operations. The Company maintains business interruption insurance. As a result of these Hurricanes, certain merchandise inventory was destroyed and written off. The Company is insured at the selling price of the inventory less a deductible and believes it will be reimbursed in excess of the net book value of the merchandise inventory. The Company also recorded asset impairments related to long-lived assets that were damaged by the Hurricanes. These assets were insured at replacement cost less a deductible. Based on an analysis of the Company’s losses incurred and related insurance coverage, the Company recorded a net loss of $0.3 million in its 2005 consolidated statement of earnings. The Company also recorded a $4.3 million receivable in other current assets on the January 28, 2006 consolidated balance sheet for insurance recoveries related to the hurricane losses based on the determination that the realization of insurance claims sufficient to cover these losses is probable. The Company is unable to determine the amount and timing of any future insurance recoveries in excess of the receivable currently recorded.
Note 22 — Change in Accounting Principle
During the fourth quarter of 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarified the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN 47 also clarified that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when a tangible long-lived asset is obtained, if the liability’s fair value can be reasonably estimated. Please refer to Note 1 for further discussion regarding the Company’s accounting for asset retirement obligations. Prior to this change, the Company expensed such asset retirement costs when incurred. The initial adoption resulted in a charge of $4.1 million (net of income taxes and minority interest), which was recorded as a cumulative effect of a change in accounting principle. The adoption increased net property and equipment by $1.7 million, increased asset retirement obligations by $8.5 million, and increased deferred tax assets by $2.7 million.
As of the end of 2005, the ARO liability was $8.5 million, and had FIN 47 been applied during 2004 and 2003, the pro forma ARO liabilities would have been $8.5 million and $9.1 million, respectively.

Pro forma results of operations for 2004 and 2003 had the Company applied the provisions of FIN 47 in those periods are as follows (in millions, except per share amounts):

	2004	2003
Net earnings (loss) before cumulative effect of change in accounting principle:
As reported	$(2.0)	$(0.1)
Add: Total asset retirement expenses included in net earnings (loss) as reported, net of related income taxes and minority interest	0.8	0.4
Less: Total asset retirement expenses determined under FIN 47, net of related income taxes and minority interest	(0.4)	(0.4)

Pro form net loss	$(1.6)	$(0.1)

Diluted earnings (loss) per share:
As reported	$(0.03)	$(0.00)

Pro forma	$(0.02)	$(0.00)
Note 23 — New Accounting Standards
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) provides accounting guidance for stock-based payments to employees. SFAS 123(R) revises SFAS 123 by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the consolidated statements of cash flows. SFAS 123(R) is effective for public companies with the first interim or annual period that begins after June 15, 2005. The Company plans to adopt SFAS 123(R) effective January 29, 2006, using the modified prospective application method. This method requires the recognition of compensation expense for previously granted awards that have not yet been vested and all future awards that are granted or modified after adoption of the standard. Upon adoption of SFAS 123(R), the Company plans to value future grants using a binomial option pricing model and amortize compensation expense over the applicable service period using the straight-line method. Previous grants were valued using the Black-Scholes option pricing model and amortized using tranche specific expense attribution as discussed in FASB Interpretation No. 28. The Company is in the process of evaluating SFAS 123(R)’s impact on the Company’s consolidated financial statements.
In September 2005, the FASB issued FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R),” to defer the requirement of SFAS No. 123(R) that a freestanding financial instrument, originally subject to SFAS No. 123(R), becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The Company will apply the principles set forth in this FSP upon its adoption of SFAS No. 123(R). SFAS No. 123(R) is effective for the first quarter of the Company’s 2006 fiscal year.

In October 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that, assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements. Further, the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company will apply the principles set forth in this FSP upon its adoption of SFAS No. 123(R). SFAS No. 123(R) is effective for the first quarter of the Company’s 2006 fiscal year.
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternate transition method for the implementation of SFAS No. 123(R). Some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS No. 123(R) for recognition purposes. This method comprises (a) a computational component that establishes a beginning balance of the additional paid-in capital (“APIC”) pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). The Company will apply the principles set forth in this FSP upon its adoption of SFAS No. 123(R). SFAS No. 123(R) is effective for the first quarter of the Company’s 2006 fiscal year.
In October 2005, the FASB the issued FSP No. 13-1, “Accounting for Rental Costs Incurred during a Construction Period.” The guidance requires the rental costs recognized for ground or building operating leases during the construction period be recognized as rental expense. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company’s current accounting follows FSP 13-1 and therefore does not have an impact on the financial statements.
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
Note 24 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions at end of 2005, 2004 and 2003 were $9.3 million, $5.6 million and $7.4 million, respectively. Total borrowings from the Company’s Latin American partners were $6.4 million, $6.4 million and $4.0 million as of the end of 2005, 2004 and 2003, respectively. In addition, the Company recorded interest expense of $0.3 million, $0.2 million and $0.1 million during 2005, 2004 and 2003, respectively, related to these borrowings.

Note 25 — Subsidiary Guarantors of Senior Notes — Consolidating Financial Information (Restated)
The Company has issued Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
Subsequent to the issuance of the 2004 consolidated financial statements, the Company determined that certain 2004 eliminating journal entries were not recorded in the correct subsidiary. The errors overstated net earnings of the non-guarantor Subsidiaries by $8.6 million for the fiscal year ended January 29, 2005. The errors did not impact the net earnings of the Guarantor Subsidiaries for any period. The errors also overstated total shareowners’ equity and understated total current liabilities of the Non-guarantor Subsidiaries, and overstated total assets and total current liabilities of the Guarantor Subsidiaries by $8.6 million as of January 29, 2005. The errors did not impact the total shareowners’ equity of the Guarantor Subsidiaries for any period. The Company made additional corrections that impacted this footnote. Please refer to Notes 2 and 19 for further discussion of these restatements.
The following supplemental financial information sets forth, on a consolidating basis, the statements of earnings (loss) and cash flows for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Payless ShoeSource, Inc. and subsidiaries for the fifty-two week periods ended January 28, 2006, January 29, 2005 (restated) and January 31, 2004, and the related condensed consolidating balanced sheets as of January 28, 2006, and January 29, 2005 (restated). With the exception of operations in the Central American and South American Regions and Japan in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
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

Condensed Consolidated Statement of Earnings
For the year ended January 28, 2006

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Net sales	$—	$2,424.0	$724.1	$(480.8)	$2,667.3

Cost of sales	—	1,687.4	562.2	(470.7)	1,778.9

Gross margin	—	736.6	161.9	(10.1)	888.4

Selling, general and administrative expenses	4.6	673.5	102.8	(10.1)	770.8

Restructuring charges	—	4.1	(0.3)	—	3.8

Operating (loss) profit from continuing operations	(4.6)	59.0	59.4	—	113.8

Interest expense	32.0	1.5	1.1	(14.9)	19.7
Interest income	—	(24.7)	(2.5)	14.9	(12.3)
Equity in earnings of subsidiaries	(91.1)	(44.4)	—	135.5	—
Earnings from continuing operations before income taxes and minority interest	54.5	126.6	60.8	(135.5)	106.4
Benefit (provision) for income taxes	(11.9)	28.0	14.7	—	30.8
Earnings from continuing operations before minority interest	66.4	98.6	46.1	(135.5)	75.6
Minority interest, net of income taxes	—	—	(1.4)	—	(1.4)

Net earnings from continuing operations	$66.4	$98.6	$44.7	$(135.5)	$74.2

Loss from discontinued operations, net of income taxes and minority interest	—	(3.7)	—	—	(3.7)

Net earnings before cumulative effect of accounting change	$66.4	$94.9	$44.7	$(135.5)	$70.5

Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	(3.8)	(0.3)	—	(4.1)

Net earnings	$66.4	$91.1	$44.4	$(135.5)	$66.4

Condensed Consolidated Statement of Earnings (Loss)
For the year ended January 29, 2005 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Net sales	$—	$2,457.0	$652.5	$(453.0)	$2,656.5

Cost of sales	—	1,752.3	530.6	(446.0)	1,836.9

Gross margin	—	704.7	121.9	(7.0)	819.6

Selling, general and administrative expenses	2.4	639.0	98.8	(7.0)	733.2

Restructuring charges	—	24.4	0.5	—	24.9

Operating (loss) profit from continuing operations	(2.4)	41.3	22.6	—	61.5

Interest expense	26.9	0.6	4.1	(9.5)	22.1
Interest income	—	(11.8)	(3.0)	9.5	(5.3)
Equity in earnings of subsidiaries	(17.0)	(16.5)	—	33.5	—
(Loss) earnings from continuing operations before income taxes and minority interest	(12.3)	69.0	21.5	(33.5)	44.7
(Benefit) provision for income taxes	(10.3)	24.6	(1.1)	—	13.2
(Loss) earnings from continuing operations before minority interest	(2.0)	44.4	22.6	(33.5)	31.5
Minority interest, net of income taxes	—	—	3.6	—	3.6

Net (loss) earnings from continuing operations	$(2.0)	$44.4	$26.2	$(33.5)	$35.1

Loss from discontinued operations, net of income taxes and minority interest	—	(27.4)	(9.7)	—	(37.1)

Net (loss) earnings	$(2.0)	$17.0	$16.5	$(33.5)	$(2.0)

Condensed Consolidated Statement of Earnings (Loss)
For the year ended January 31, 2004

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Net sales	$—	$2,493.4	$689.4	$(520.4)	$2,662.4

Cost of sales	—	1,858.3	574.6	(512.0)	1,920.9

Gross margin	—	635.1	114.8	(8.4)	741.5

Selling, general and administrative expenses	1.7	634.7	87.7	(8.4)	715.7

Restructuring benefit	—	(0.2)	—	—	(0.2)

Operating (loss) profit from continuing operations	(1.7)	0.6	27.1	—	26.0

Interest expense	15.6	9.3	4.2	(8.4)	20.7
Interest income	—	(9.2)	(3.1)	8.4	(3.9)
Equity in earnings of subsidiaries	(10.9)	(22.1)	—	33.0	—
(Loss) earnings from continuing operations before income taxes and minority interest	(6.4)	22.6	26.0	(33.0)	9.2
(Benefit) provision for income taxes	(6.3)	(0.3)	2.6	—	(4.0)
(Loss) earnings from continuing operations before minority interest	(0.1)	22.9	23.4	(33.0)	13.2
Minority interest, net of income taxes	—	—	3.7	—	3.7

Net (loss) earnings from continuing operations	$(0.1)	$22.9	$27.1	$(33.0)	$16.9

Loss from discontinued operations, net of income taxes and minority interest	—	(12.0)	(5.0)	—	(17.0)

Net (loss) earnings	$(0.1)	$10.9	$22.1	$(33.0)	$(0.1)

Condensed Consolidated Balance Sheet
As of January 28, 2006

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Assets
Current assets:
Cash and cash equivalents	$—	$310.5	$68.4	$—	$378.9
Short-term investments	—	58.5	0.5	—	59.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	271.3	64.3	(2.6)	333.0
Current deferred income taxes	—	19.3	0.9	—	20.2
Other current assets	28.7	82.7	31.7	(83.3)	59.8
Current assets of discontinued operations	—	1.6	—	—	1.6

Total current assets	28.7	743.9	167.8	(85.9)	854.5

Property and equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,044.3	142.0	—	1,186.3
Accumulated depreciation and amortization	—	(728.8)	(79.1)	—	(807.9)

Property and equipment, net	—	323.2	62.9	—	386.1

Favorable leases, net	—	18.2	—	—	18.2
Deferred income taxes	—	18.5	9.0	—	27.5
Goodwill	—	5.9	—	—	5.9
Other assets	1,157.1	405.5	1.7	(1,542.0)	22.3
Non-current assets of discontinued operations	—	—	—	—	—

Total assets	$1,185.8	$1,515.2	$241.4	$(1,627.9)	$1,314.5

Liabilities and Shareowners’ Equity
Current liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	159.4	66.3	(56.8)	168.9
Accrued expenses	51.5	127.4	14.0	(29.1)	163.8
Current liabilities of discontinued operations	—	3.4	—	—	3.4

Total current liabilities	51.5	290.6	82.3	(85.9)	338.5

Long-term debt	480.4	0.6	6.4	(283.2)	204.2
Other liabilities	1.9	94.9	12.5	—	109.3
Minority interest	—	—	10.5	—	10.5
Commitments and contingencies

Total shareowners’ equity	652.0	1,129.1	129.7	(1,258.8)	652.0

Total liabilities and shareowners’ equity	$1,185.8	$1,515.2	$241.4	$(1,627.9)	$1,314.5

Condensed Consolidated Balance Sheet
As of January 29, 2005 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Assets
Current assets:
Cash and cash equivalents	$—	$194.5	$78.8	$—	$273.3
Short-term investments	—	21.3	—	—	21.3
Restricted cash	—	—	3.0	—	3.0
Inventories	—	277.1	71.0	(2.8)	345.3
Current deferred income taxes	—	21.9	—	—	21.9
Other current assets	16.8	50.6	50.1	(60.9)	56.6
Current assets of discontinued operations	—	8.5	—	—	8.5

Total current assets	16.8	573.9	202.9	(63.7)	729.9

Property and equipment:
Land	—	8.0	—	—	8.0
Property, buildings and equipment	—	1,051.3	135.6	—	1,186.9
Accumulated depreciation and amortization	—	(705.7)	(66.9)	—	(772.6)

Property and equipment, net	—	353.6	68.7	—	422.3

Favorable leases, net	—	21.7	—	—	21.7
Deferred income taxes	—	25.1	11.3	—	36.4
Goodwill	—	5.9	—	—	5.9
Other assets	1,067.1	439.9	1.9	(1,485.4)	23.5
Non-current assets of discontinued operations	—	0.1	—	—	0.1

Total assets	$1,083.9	$1,420.2	$284.8	$(1,549.1)	$1,239.8

Liabilities and Shareowners’ Equity
Current liabilities
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Notes payable	—	—	3.0	—	3.0
Accounts payable	—	122.0	77.4	(39.1)	160.3
Accrued expenses	7.2	156.9	20.2	(24.6)	159.7
Current liabilities of discontinued operations	—	15.0	—	—	15.0

Total current liabilities	7.2	294.2	100.6	(63.7)	338.3

Long-term debt	480.2	0.9	6.4	(283.2)	204.3
Other liabilities	1.5	82.8	13.7	(4.4)	93.6
Minority interest	—	—	8.6	—	8.6
Commitments and contingencies

Total shareowners’ equity	595.0	1,042.3	155.5	(1,197.8)	595.0

Total liabilities and shareowners’ equity	$1,083.9	$1,420.2	$284.8	$(1,549.1)	$1,239.8

Condensed Consolidated Statement of Cash Flows
For the year ended January 28, 2006

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Operating activities:
Net earnings	$66.4	$91.1	$44.4	$(135.5)	$66.4
Loss from discontinued operations, net of tax and minority interest	—	3.7	—	—	3.7
Adjustments for non-cash items included in net earnings:
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	3.8	0.3	—	4.1
Loss on impairment and disposal of assets	—	7.9	1.9	—	9.8
Depreciation and amortization	—	80.7	9.8	—	90.5
Amortization of deferred financing costs	0.2	1.0	—	—	1.2
Amortization of unearned restricted stock	1.3	—	—	—	1.3
Deferred income taxes	—	11.7	2.0	—	13.7
Minority interest, net of income tax	—	—	1.4	—	1.4
Income tax benefit of stock option exercises	6.5	—	—	—	6.5
Accretion of investments	—	(1.3)	—	—	(1.3)
Changes in working capital:
Inventories	—	5.8	7.8	(0.2)	13.4
Other current assets	(11.9)	(32.1)	20.4	22.4	(1.2)
Accounts payable	—	29.4	(3.8)	(17.7)	7.9
Accrued expenses	44.3	(23.3)	(6.9)	(4.5)	9.6
Other assets and liabilities, net	(85.2)	(42.7)	(1.0)	135.5	6.6
Net cash used in discontinued operations	—	(8.3)	—	—	(8.3)

Cash flow provided by operating activities	21.6	127.4	76.3	—	225.3

Investing activities:
Payments for capital expenditures	—	(59.8)	(4.6)	—	(64.4)
Proceeds from the sale of property and equipment	—	1.2	—	—	1.2
Restricted cash	—	—	1.0	—	1.0
Purchases of investments	—	(145.9)	(0.5)	—	(146.4)
Sales and maturities of investments	—	110.0	—	—	110.0
Investment in subsidiaries	—	(1.7)	—	1.7	—
Dividends from subsidiaries	—	85.1	—	(85.1)	—

Cash flow used in investing activities	—	(11.1)	(4.1)	(83.4)	(98.6)

Financing activities:
Repayment of notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	—	1.2	—	1.2
Repayments of debt	—	(0.3)	(1.2)	—	(1.5)
Issuances of common stock	49.6	—	—	—	49.6
Purchases of common stock	(71.2)	—	—	—	(71.2)
Contributions by parent	—	—	1.7	(1.7)	—
Dividends to parent	—	—	(85.1)	85.1	—
Contributions by minority owners	—	—	0.9	—	0.9

Cash flow used in financing activities	(21.6)	(0.3)	(83.5)	83.4	(22.0)

Effect of exchange rate changes on cash	—	—	0.9	—	0.9
Increase in cash and cash equivalents	—	116.0	(10.4)	—	105.6
Cash and cash equivalents, beginning of year	—	194.5	78.8	—	273.3

Cash and cash equivalents, end of year	$—	$310.5	$68.4	$—	$378.9

Condensed Consolidated Statement of Cash Flows
For the year ended January 29, 2005 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Operating activities:
Net (loss) earnings	$(2.0)	$17.0	$16.5	$(33.5)	$(2.0)
Loss from discontinued operations, net of tax and minority interest	—	27.4	9.7	—	37.1
Adjustments for non-cash items included in net (loss) earnings:
Restructuring charges	—	10.8	—	—	10.8
Loss on impairment and disposal of assets	—	4.6	2.4	—	7.0
Depreciation and amortization	—	82.3	12.3	—	94.6
Amortization of deferred financing costs	0.6	0.3	—	—	0.9
Amortization of unearned restricted stock	—	0.7	—	—	0.7
Deferred income taxes	—	(2.3)	(4.1)	—	(6.4)
Minority interest, net of income taxes	—	—	(3.6)	—	(3.6)
Changes in working capital:
Inventories	—	31.4	1.0	(1.4)	31.0
Other current assets	(10.2)	21.3	(8.3)	5.6	8.4
Accounts payable	—	37.0	(19.9)	12.9	30.0
Accrued expenses	(0.3)	47.4	4.1	(17.1)	34.1
Other assets and liabilities, net	21.7	(60.0)	(0.1)	44.5	6.1
Net cash provided by (used in) discontinued operations	—	9.9	(0.8)	—	9.1

Cash flow provided by operating activities	9.8	227.8	9.2	11.0	257.8
Investing activities:
Capital expenditures	—	(93.9)	(9.1)	—	(103.0)
Dispositions of property and equipment	—	3.0	—	—	3.0
Restricted cash	—	—	30.5	—	30.5
Purchases of investments	—	(34.3)	—	—	(34.3)
Sales and maturities of investments	—	23.0	—	—	23.0
Investment in subsidiaries	—	5.5	—	(5.5)	—
Cash used in discontinued operations	—	(2.3)	(0.2)	—	(2.5)

Cash flow used in investing activities	—	(99.0)	21.2	(5.5)	(83.3)

Financing activities:
Issuance of notes payable	—	—	(30.5)	—	(30.5)
Issuance of debt	—	—	2.4	—	2.4
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayments of debt	—	(1.5)	—	—	(1.5)
Issuances of common stock	1.6	—	—	—	1.6
Purchases of common stock	(11.4)	—	—	—	(11.4)
Contributions by parent	—	—	5.5	(5.5)	—
Contributions by minority owners	—	—	3.7	—	3.7

Cash flow used in financing activities	(9.8)	(1.7)	(18.9)	(5.5)	(35.9)

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)
Increase in cash	—	127.1	9.5	—	136.6
Cash and cash equivalents, beginning of year	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of year	$—	$194.5	$78.8	$—	$273.3

Condensed Consolidated Statement of Cash Flows
For the year ended January 31, 2004 (Restated)

	Parent	Guarantor	Non-guarantor
(dollars in thousands)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidation

Operating activities:
Net (loss) earnings	$(0.1)	$10.9	$22.1	$(33.0)	$(0.1)
Loss from discontinued operations, net of tax and minority interest	—	12.0	5.0	—	17.0
Adjustments for non-cash items included in net (loss) earnings:
Loss on impairment and disposal of assets	—	9.9	1.0	—	10.9
Depreciation and amortization	—	83.5	12.7	—	96.2
Amortization of deferred financing costs	—	4.0	—	—	4.0
Amortization of unearned restricted stock	—	0.8	—	—	0.8
Deferred income taxes	—	0.4	0.9	—	1.3
Minority interest, net of tax	—	—	(3.7)	—	(3.7)
Changes in working capital:
Inventories	—	44.0	18.3	(1.5)	60.8
Other current assets	—	94.2	(24.4)	(78.5)	(8.7)
Accounts payable	—	17.5	26.1	(18.1)	25.5
Accrued expenses	(62.5)	(3.9)	(3.9)	68.1	(2.2)
Other assets and liabilities, net	(9.0)	(60.3)	20.8	63.0	14.5
Net cash used in discontinued operations	—	(2.5)	(8.5)	—	(11.0)

Cash flow (used in) provided by operating activities	(71.6)	210.5	66.4	—	205.3
Investing activities:
Capital expenditures	—	(88.8)	(18.9)	—	(107.7)
Dispositions of property and equipment	—	1.0	—	—	1.0
Restricted cash	—	—	(5.0)	—	(5.0)
Purchases of investments	—	(10.0)	—	—	(10.0)
Investment in subsidiaries	—	(6.6)	—	6.6	—
Repayment of loan to parent/subsidiary	—	146.9	—	(146.9)	—
Cash used in discontinued operations	—	(1.3)	(2.6)	—	(3.9)

Cash flow provided (used in) by investing activities	—	41.2	(26.5)	(140.3)	(125.6)

Financing activities:
Issuance of notes payable	—	—	5.0	—	5.0
Issuance of debt	196.7	—	—	—	196.7
Payment of deferred financing costs	(7.1)	—	—	—	(7.1)
Repayments of debt	—	(216.9)	—	—	(216.9)
Loan from parent/subsidiary	(116.9)	—	(30.0)	146.9	—
Issuances of common stock	0.6	—	—	—	0.6
Purchases of common stock	(1.7)	—	—	—	(1.7)
Contributions by parent	—	—	6.6	(6.6)	—
Contributions by minority owners	—	—	4.4	—	4.4

Cash flow provided by (used in) financing activities	71.6	(216.9)	(14.0)	140.3	(19.0)

Effect of exchange rate changes on cash	—	—	4.3	—	4.3
Increase in cash	—	34.8	30.2	—	65.0
Cash and cash equivalents, beginning of year	—	32.6	39.1	—	71.7

Cash and cash equivalents, end of year	$—	$67.4	$69.3	$—	$136.7

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K for fiscal 2005, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm
Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to pages 37 and 38 of Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
The following changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal year 2005 have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The management of the Company, including the Chief Executive Officer and Chief Financial Officer, believe that the material weakness in the Company’s internal controls over financial reporting with respect to classification of investments, discussed in the Company’s Form 10-Q/A’s for the periods ended April 30, 2005, July 29, 2005 and October 28, 2005, was remediated during the fourth quarter ended January 28, 2006. The remediation actions included:
•	Requiring the Accounting and Financial Reporting Department to review the investment portfolio on a quarterly basis for proper balance sheet classification.

•	Improving the understanding of relevant personnel in the Treasury Department of the requirements of FASB Statement No. 95, “Statement of Cash Flows” and No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

•	Developing a comprehensive listing of accounting and disclosure considerations for all investment-related transactions that will be reviewed on a quarterly basis with relevant personnel in the Treasury Department who regularly record general ledger transactions to ensure all transactions are properly accounted for and reported.
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
a) Directors — The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 25, 2006, under the captions “Election of Directors — Directors and Nominees for Director” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
b) Executive Officers — Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption “Executive Officers of the Company.” The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 25, 2006, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 25, 2006, under the captions “Election of Directors — The Board and Committees of the Board — Compensation of Directors,” and “ — Annual Lump Sum Merit Awards,” and “Executive Compensation” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 25, 2006, under the caption “Beneficial Stock Ownership of Directors, Nominees, Executive Officers and Persons Owning More Than Five Percent of Common Stock” is incorporated herein by reference.

The following table summarizes information with respect to the Company’s equity compensation plans at January 28, 2006:

(in thousands, except per
share amounts)
	(a)	(b)	(c)
			Number of Securities
	Number of Securities		Remaining Available
	to be Issued Upon	Weighted-Average	for Future Issuance Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	5,018	$17.58	2,955 (1)

Equity compensation plans not approved by security holders	720	20.65	—

Total	5,738	$17.97	2,955

(1)	Includes up to 80 thousand shares of restricted stock that may be issued under the Company’s 1996 Stock Incentive Plan, and up to 712 thousand shares that can be issued under the Company’s Restricted Stock Plan for Non-Management Directors. The amount does not include up to 4,829 thousand shares that may be purchased under the Payless Stock Ownership Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Principal Accounting Fees and Services” of the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 25, 2006.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Other than as set forth below, financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

		Charged to
	Balance at	costs and		Balance at end of
(dollars in millions)	beginning of period	expenses	Deductions(1)	period

Year ended January 31, 2004

Allowance for doubtful accounts	$1.4	$1.5	$(0.9)	$2.0
Deferred tax valuation allowance	6.3	7.2	—	13.5
Sales return reserve	1.2	10.1	(10.0)	1.3

Year ended January 29, 2005

Allowance for doubtful accounts	$2.0	$0.5	$(1.6)	$0.9
Deferred tax valuation allowance	13.5	4.0	(9.9)	7.6
Sales return reserve	1.3	10.3	(10.4)	1.2

Year ended January 28, 2006

Allowance for doubtful accounts	$0.9	$0.8	$(0.8)	$0.9
Deferred tax valuation allowance	7.6	3.4	(0.5)	10.5
Sales return reserve	1.2	9.5	(9.3)	1.4

(1)	With regard to allowances for doubtful accounts, deductions relate to uncollectible receivables that have been written off, net of recoveries. For the deferred tax valuation allowance, deductions relate to deferred tax assets that have been written off. For sales returns, deductions related to actual returns.
(b)	Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Payless ShoeSource, Inc., a Delaware corporation (the “Company”). (1)

3.2	Amended and Restated Bylaws of the Company. (2)

4.1	Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and UMB Bank, N.A. (1)

4.2	Indenture, dated as of July 28, 2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Wells-Fargo Bank Minnesota, National Association as Trustee, related to the 8.25% Senior Subordinated Notes Due 2013. (3)

4.3	Exchange and Registration Rights Agreement, Dated July 28, 2003, among Payless ShoeSource, Inc. and each of Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers. (3)

10.1	Amended and Restated Tax Sharing Agreement, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (4)

10.2	Sublease, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (5)

10.3	Payless ShoeSource, Inc., Stock 1996 Stock Incentive Plan, as amended September 18, 2003. (6)

Number	Description
10.4	Spin-Off Stock Plan of Payless ShoeSource, Inc. (5)

10.5	Restricted Stock Plan for Non-Management Directors, as amended April 20, 1998. (1)

10.6	Form of Employment Agreement between Payless ShoeSource, Inc., and certain of its executives. (7)

10.7	Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended September 18, 2003. (6)

10.8	Payless ShoeSource, Inc., 401(k) Profit Sharing Plan, as amended effective November 10, 2005.*

10.9	Executive Incentive Compensation Plan of Payless ShoeSource, Inc., as amended November 16, 2000. (8)

10.10	Form of Change of Control Agreement between Payless ShoeSource, Inc., and certain of its executives. (11)

10.11	Form of Directors’ Indemnification Agreement. (7)

10.12	Form of Officers’ Indemnification Agreement. (11)

10.13	Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended September 18, 2003. (6)

10.14	The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended September 18, 2003. (6)

10.15	Payless ShoeSource, Inc. Stock Ownership Plan, as amended effective January 1, 2006.*

10.16	Assumption Agreement, dated as of May 22, 1998, by and between Payless ShoeSource, Inc. (Missouri) and Payless ShoeSource Holdings, Inc. (1)

10.17	Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan, as amended September 18, 2003. (6)

10.18	Payless ShoeSource, Inc. Incentive Compensation Plan. (9)

10.19	Amended and Restated Employment Agreement, dated as of October 1, 2003, by and between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.20	Amended and Restated Change of Control Agreement, dated as of October 1, 2003, by and between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.21	Indemnification Agreement dated as of October 1, 2003, between Payless ShoeSource, Inc. and Steven J. Douglass. (6)

10.22	Loan, Guaranty and Security Agreement by and among Payless ShoeSource Finance, Inc., as Borrower, the Guarantors signatory thereto, the Lenders signatory thereto and Wells Fargo Retail Finance, as Arranger and Administrative Agent, dated as of January 15, 2004. (10)

10.23	Letter Agreement between Payless ShoeSource, Inc. and Steven J. Douglass dated May 26, 2005. (12)

10.24	Employment Agreement between Payless ShoeSource, Inc. and Matthew E. Rubel accepted and agreed to June 17, 2005. (13)

10.25	Mutual Waiver and Release executed August 1, 2005 between Steven J. Douglass and the Company. (14)

10.26	Settlement Agreement between and among Duane Cantrell, Mark Willoughby and Payless ShoeSource, Inc. dated October 20, 2005, executed November 7, 2005. (15)

11.1	Computation of Net Earnings Per Share.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Deloitte & Touche LLP.*

Number	Description
31.1	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Executive Officer and President.*

31.2	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Senior Vice President, Chief Financial Officer and Treasurer.*

32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President.*

32.2	Certification Pursuant to 18 U.S.C. 1350 of the Senior Vice President, Chief Financial Officer and Treasurer.*

*    Filed herewith

1.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 1998.

2.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999, filed with the SEC on April 12, 1999.

3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-4770) for the quarter ended August 2, 2003, filed with the SEC on September 12, 2003.

4.	Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q (File Number 1-1633) for the quarter ended May 4, 1996.

5.	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996, as amended through April 15, 1996.

6.	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File Number 333-109388) filed with the SEC on October 2, 2003, as amended.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-4770) for the year ended February 1, 2003, filed with the SEC on April 18, 2003.

8.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 3, 2001, filed with the SEC on April 19, 2001.

9.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 2, 2002, filed with the SEC on April 16, 2002.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-4770) filed with the SEC on January 22, 2004.

11.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-4770) for the year ended January 31, 2004, filed with the SEC on April 9, 2004.

12.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-4770) filed with the SEC on May 31, 2005.

13.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-4770) filed with the SEC on June 22, 2005.

14.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-4770) for the year ended January 29, 2005, filed with the SEC on August 4, 2005.

15.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-4770) filed with the SEC on November 11, 2005.
The Company will furnish to shareowners upon request, and without charge, a copy of the 2005 Annual Report and the 2006 Proxy Statement, portions of which are incorporated by reference in the Form 10-K. The Company will furnish any other Exhibit at cost.

(c)	Financial Statement Schedules have been either omitted due to inapplicability or because required information is shown in the Consolidated Financial Statements, Notes thereto, or Item 15(a).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAYLESS SHOESOURCE, INC.

Date: April 7, 2006	By:	/s/ Ullrich E. Porzig

Ullrich E. Porzig
Senior Vice President — Chief Financial
Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew E. Rubel	Date: April 7, 2006	/s/ Ullrich E. Porzig	Date: April 7, 2006

Chief Executive Officer,		Senior Vice President — Chief
President and Director		Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

/s/ Howard R. Fricke	Date: April 7, 2006	/s/ Daniel Boggan Jr	Date: April 7, 2006

Chairman of the Board and Director		Director

/s/ Michael E. Murphy	Date: April 7, 2006	/s/ Mylle H. Mangum	Date: April 7, 2006

Director		Director

/s/ Robert C. Wheeler	Date: April 7, 2006	/s/ John F. McGovern	Date: April 7, 2006

Director		Director

/s/ Michael A. Weiss	Date: April 7, 2006	/s/ Michael A. George	Date: April 7, 2006

Director		Director

/s/ Judith K. Hofer	Date: April 7, 2006

Director