Form 10-Q
period 2006-04-29
PAYLESS SHOESOURCE INC /DE/
filed 2006-06-06
CIK 1060232

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 29, 2006
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
Common Stock, $.01 par value
67,363,002 shares as of June 1, 2006

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 29,	April 30,	January 28,
(dollars in millions)	2006	2005	2006
ASSETS

Current Assets:
Cash and cash equivalents	$335.9	$245.8	$378.9
Short-term investments	75.1	57.5	59.0
Restricted cash	2.0	2.0	2.0
Inventories	378.0	383.9	333.0
Current deferred income taxes	19.3	20.9	20.2
Other current assets	59.6	56.9	59.8
Current assets of discontinued operations	1.3	4.8	1.6

Total current assets	871.2	771.8	854.5

Property and Equipment:
Land	7.7	8.3	7.7
Property, buildings and equipment	1,202.9	1,189.4	1,186.3
Accumulated depreciation and amortization	(822.1)	(785.8)	(807.9)

Property and equipment, net	388.5	411.9	386.1

Favorable leases, net	17.0	20.8	18.2
Deferred income taxes	28.9	35.6	27.5
Goodwill	5.9	5.9	5.9
Other assets	22.9	23.1	22.3

Total Assets	$1,334.4	$1,269.1	$1,314.5

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$0.4	$1.5	$0.4
Notes payable	2.0	2.0	2.0
Accounts payable	175.4	169.8	168.9
Accrued expenses	160.8	158.2	163.8
Current liabilities of discontinued operations	2.8	5.0	3.4

Total current liabilities	341.4	336.5	338.5

Long-term debt	202.9	204.3	204.2
Other liabilities	111.0	95.8	109.3
Minority interest	11.0	8.6	10.5
Commitments and contingencies
Total shareowners’ equity	668.1	623.9	652.0

Total Liabilities and Shareowners’ Equity	$1,334.4	$1,269.1	$1,314.5

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	13 Weeks Ended
(dollars and shares in millions, except per share)	April 29, 2006	April 30, 2005
Net sales	$694.8	$695.2

Cost of sales	439.1	450.8

Gross margin	255.7	244.4

Selling, general and administrative expenses	199.7	196.7

Restructuring charges	—	0.7

Operating profit from continuing operations	56.0	47.0

Interest expense	4.9	4.9

Interest income	(4.8)	(1.7)

Earnings from continuing operations before income taxes and minority interest	55.9	43.8

Provision for income taxes	19.5	12.5

Earnings from continuing operations before minority interest	36.4	31.3

Minority interest, net of income taxes	—	0.4

Net earnings from continuing operations	36.4	31.7

Loss from discontinued operations, net of income taxes and minority interest	(0.4)	(1.5)

Net earnings	$36.0	$30.2

Basic earnings per share:
Earnings from continuing operations	$0.55	$0.47
Loss from discontinued operations	(0.01)	(0.02)

Basic earnings per share	$0.54	$0.45

Diluted earnings per share:
Earnings from continuing operations	$0.54	$0.47
Loss from discontinued operations	(0.01)	(0.02)

Diluted earnings per share	$0.53	$0.45

Basic Weighted Average Shares Outstanding	66.6	67.1

Diluted Weighted Average Shares Outstanding	67.6	67.2

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	13 Weeks Ended
(dollars in millions)	April 29, 2006	April 30, 2005
Operating Activities:
Net earnings	$36.0	$30.2
Loss from discontinued operations, net of income taxes and minority interest	(0.4)	(1.5)

Net earnings from continuing operations	36.4	31.7

Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	1.7	2.4
Depreciation and amortization	22.6	23.0
Amortization of deferred financing costs	0.3	0.3
Share-based compensation expense	2.8	0.2
Deferred income taxes	0.4	1.7
Minority interest, net of income taxes	—	(0.4)
Income tax benefit of stock option exercises	0.4	—
Accretion of investments	(0.7)	—
Changes in working capital:
Inventories	(44.5)	(38.7)
Other current assets	(0.8)	(1.2)
Accounts payable	6.6	10.7
Accrued expenses	(5.5)	4.1
Other assets and liabilities, net	(0.1)	2.4
Net cash used in discontinued operations	(0.7)	(7.7)

Cash flow provided by operating activities	18.9	28.5

Investing Activities:
Capital expenditures	(23.0)	(21.8)
Proceeds from sale of property and equipment	1.0	—
Restricted cash	—	1.0
Purchases of investments	(74.8)	(47.7)
Sales and maturities of investments	59.4	11.5

Cash flow used in investing activities	(37.4)	(57.0)

Financing Activities:
Repayment of notes payable	—	(1.0)
Issuance of debt	—	1.2
Payment of deferred financing costs	0.2	—
Repayment of debt	(1.4)	—
Issuances of common stock	2.4	0.7
Purchases of common stock	(26.6)	(2.1)
Distributions to minority owners	(0.6)	—
Contributions by minority owners	1.0	0.2

Cash flow used in financing activities	(25.0)	(1.0)

Effect of exchange rate changes on cash	0.5	2.0

Decrease in cash and cash equivalents	(43.0)	(27.5)
Cash and cash equivalents, beginning of year	378.9	273.3

Cash and cash equivalents, end of period	$335.9	$245.8

Supplemental cash flow information:

Interest paid	$9.3	$9.3
Income taxes paid	$6.3	$5.3
Non-cash investing and operating activities:
Accrued capital additions	$11.3	$8.4
See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. INTERIM RESULTS. These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 43-76) in the Company’s 2005 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in its Central American Region, its South American Region and Japan are operated as joint ventures in which the Company maintains a 60-percent ownership interest. The reporting period for operations in the Central American and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. Japanese operations are reported on a December 31 year-end. The effects of the one-month lag for the operations in the Central and South American Regions and Japan are not significant to the Company’s financial position and results of operations. The results for the thirteen week period ended April 29, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 3, 2007.
NOTE 2. SHARE-BASED COMPENSATION
Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified prospective transition method and therefore has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the first quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
Prior to the adoption of SFAS 123(R), the Company followed the disclosure provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement required prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Prior to fiscal year 2006, the Company accounted for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 required compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans were granted with an exercise price equal to the fair market value on the date of the grant.
SFAS 123 established a fair value based method of accounting for employee stock options or similar equity instruments. In order to calculate fair value under SFAS 123, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of its 1996 and later option grants. The fair value was recognized over the option vesting period using tranche specific expense attribution as discussed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — An Interpretation of APB Opinions No. 15 and 25.”
The following table presents the effect on net earnings and earnings per share had share-based compensation expense been recorded for the first quarter of fiscal year 2005 based on the fair-value method under SFAS 123.

13 Weeks Ended
(dollars in millions, except per share amounts)	April 30, 2005

Net earnings:
As reported	$30.2
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	0.8
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	1.1

Pro forma	$29.9

Basic earnings per share:
As reported	$0.45
Pro forma	$0.45

Diluted earnings per share:
As reported	$0.45
Pro forma	$0.45
Equity Incentive Plans
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“SAR’s”) and cash-settled stock appreciation rights, as well as full value vehicles consisting of nonvested shares and phantom stock units. Appreciation vehicles are granted at the average of the high and low trading price on the date of grant and may be exercised only after stated vesting dates. Generally, vesting of appreciation vehicles is conditioned upon continued employment with the Company, although appreciation vehicles may be exercised during certain periods following retirement, disability or death. Historically, the Company has used treasury shares for settlement of share-based compensation.
Under the 1996 Stock Incentive Plan, the Company was authorized to grant a maximum of 15,600,000 shares (adjusted for a three-for-one stock split on March 13, 2003), of which no more than 1,200,000 (adjusted for a three-for-one stock split) could be issued pursuant to nonvested share grants. Appreciation vehicles granted under the plan had a maximum term of 10 years and could vest on a graded schedule or on a cliff basis. Nonvested shares granted under the plan could be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to ten years, as determined at the date of grant. Associates who received nonvested shares paid no monetary consideration.
During the first quarter of 2006, the Company granted a total of 1,333,290 share-based units under the 1996 Stock Incentive Plan. The Company granted 205,060 stock options that will vest in installments over three years. Additionally, 264,500 stock options were granted that cliff vest after three years. Neither of these stock option grants contain any performance vesting conditions. The Company also granted 802,630 stock-settled SAR’s, of which 202,680 are subject to a performance condition for vesting purposes (“the performance grant”). The performance grant will vest only if the performance condition is met. If the condition is satisfied, the performance grant will vest ratably over three years from the date of grant. As of April 29, 2006, the Company believes it is probable that the performance conditions will be met, and therefore the Company is recording the related expense ratably over the service period. The remaining 599,950 SAR’s are subject to a three-year graded vesting schedule which is not based on any performance vesting conditions. The final component of the grant in the first quarter of 2006 consisted of 61,100 nonvested shares for certain associates. The nonvested shares are subject to a three-year graded vesting schedule and are not subject to any performance vesting conditions.
In addition to the above grants made under the 1996 Stock Incentive Plan, the Company granted cash-settled SAR’s and phantom stock units to a number of international associates. During the first quarter of 2006, the Company issued 98,230 shares of cash-settled SAR’s and 3,600 phantom stock units.
Subsequent to April 29, 2006, the Company’s shareowners approved the 2006 Stock Incentive Plan. Under the 2006 Stock Incentive Plan, the Company is authorized to grant a maximum of 2,500,000 shares. Appreciation vehicles to be granted under the plan have a maximum term of seven years and can vest on a graded schedule on a cliff basis. The exercise price of an appreciation vehicle may not be less than the average of the high and low trading prices of the Company’s stock on the grant date. Associates who receive full value vehicles pay no monetary consideration. Awards under the 2006 Stock Incentive Plan can be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to seven years, as determined at the date of grant.
Subsequent to April 29, 2006, the Company’s shareowners approved amendments to and restatement of the Stock Plan for Non-Management Directors (the “Director Plan”). Under the Company’s amended and restated Director Plan, each Director who is not an officer of the Company is eligible to receive share-based compensation in the form of non-qualified stock options and/or stock awards, including, but not limited to, restricted and unrestricted stock awards. All shares of common stock issued under the Director Plan are subject to restrictions on transferability and to forfeiture during a specified restricted period. The Director Plan provides for the issuance of not more than 350,000 shares of common stock, subject to adjustment for changes in the Company’s capital structure. The Company may not, without stockholder approval, amend the Director Plan in a manner that would increase the number of shares of common stock available for awards, decrease the exercise price of any award or otherwise materially increase benefits or modify eligibility requirements. The material differences between the amended and prior Director Plans are: (1) participants may, if certain conditions are met, transfer or otherwise dispose of shares of stock received pursuant to the amended plan prior to their termination from the board, and (2) the maximum number of shares of common stock available for issuance under the Director Plan was reduced from 900,000 (adjusted for a three-for-one stock split on March 13, 2003).
Under the Company’s Amended Stock Ownership Plan, a maximum of 6,000,000 shares (adjusted for a three-for-one stock split on March 13, 2003) of the Company’s common stock may be purchased by employees at a 5% discount. The terms of the Stock Ownership plan are such that the plan is noncompensatory. As a result, the purchase of shares by employees does not give rise to compensation cost.
A summary of the status of the various share-based compensation vehicles as of the thirteen weeks ended April 29, 2006 and April 30, 2005, and the changes within periods is presented below:

Stock Options and Stock-Settled SAR’s	13 Weeks Ended April 29, 2006
			Stock-Settled	Weighted
		Weighted	Stock	Average
		Average	Appreciation	Exercise
(units in thousands)	Options	Exercise Price	Rights	Price

Outstanding at beginning of quarter	5,738	$18	—	$—
Granted	470	22	803	22
Exercised	(149)	15	—	—
Forfeited or expired	(50)	17	—	—

Outstanding at end of quarter	6,009	$18	803	$22

Exercisable or convertible at end of quarter	3,315	$18	—	$—

Weighted average fair value of units granted (per unit)	$10		$9

Stock Options	13 Weeks Ended April 30, 2005
		Weighted
		Average Exercise
(shares in thousands)	Options	Price

Outstanding at beginning of quarter	7,383	$17
Granted	—	—
Exercised	(55)	9
Forfeited or expired	(222)	16

Outstanding at end of quarter	7,106	$17

Exercisable or convertible at end of quarter	6,147	$17

	13 Weeks Ended
Nonvested Shares	April 29, 2006		April 30, 2005
				Weighted
		Weighted		Average
		Average Grant		Grant Dat
(shares in thousands)	Nonvested Shares	Date Fair Value	Nonvested Shares	Fair Value

Nonvested at beginning of quarter	297	$19	97	$15
Granted	61	22	—	—
Vested	(1)	22	—	—
Forfeited	(1)	16	(2)	15

Nonvested at end of quarter	356	$20	95	$15

	13 Weeks Ended
Cash-Settled Stock Appreciation Rights	April 29, 2006		April 30, 2005
			Cash-Settled	Weighted
	Cash-Settled Stock	Weighted	Stock	Average
	Appreciation	Average	Appreciation	Exercise
(shares in thousands)	Rights	Exercise Price	Rights	Price

Outstanding at beginning of quarter	108	$17	158	$17
Granted	98	22	—	—
Exercised	(2)	15	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of quarter	204	$20	158	$17

Exercisable or convertible at end of quarter	105	$17	153	$17

Weighted average fair value of units granted (per unit)	$10		$—

The following table summarizes information about stock options and stock-settled stock appreciation rights outstanding and exercisable at April 29, 2006:

(units in thousands)
Options Outstanding					Options Exercisable
		Weighted Average
		Remaining	Aggregate				Aggregate
Range of	Number of	Contractual Life	Intrinsic Value	Weighted Average	Average Exercise	Number	Intrinsic Value
Exercise Prices	Outstanding	(in years)	(in thousands)	Exercise Price	Price	Exercisable	(in thousands)

$9-11	2	<1	$28	$10	$10	2	$28
12-15	592	3	4,778	15	15	514	4,107
16-18	3,187	5	20,138	17	17	1,845	11,831
19-25	2,228	6	2,823	22	22	954	786

Stock-settled SAR’s Outstanding					Stock-settled SAR’s Exercisable
		Weighted Average
		Remaining	Aggregate				Aggregate
Range of	Number of	Contractual Life	Intrinsic Value	Weighted Average	Average Exercise	Number	Intrinsic Value
Exercise Prices	Outstanding	(in years)	(in thousands)	Exercise Price	Price	Exercisable	(in thousands)

$21-23	803	7	$400	$22	$—	—	$—

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.
The total intrinsic value of options exercised during the thirteen weeks ended April 29, 2006 and April 30, 2005, was $1.0 million and $0.3 million, respectively. Cash received from option exercises for the thirteen weeks ended April 29, 2006 and April 30, 2005, was $2.3 million and $0.5 million, respectively. The tax benefit realized for the deductions from options exercised during the thirteen weeks ended April 29, 2006 and April 30, 2005, was $0.4 million and $0.1 million, respectively.
As of April 29, 2006, the Company had unrecognized compensation expense related to nonvested awards of approximately $21.3 million, which is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the thirteen weeks ended April 29, 2006 and April 30, 2005, was immaterial.
Grant Date Fair Value
Effective January 29, 2006, grants under the Company’s equity incentive plans are accounted for as provided by SFAS 123(R). Compensation expense for appreciation vehicles is based on the fair market value as of the grant date. For nonvested share grants, compensation expense is based upon the grant date average market price.
Beginning in fiscal year 2006, the Company changed its method of determining the fair value of share-based awards from the Black-Scholes model to a binomial model. The binomial model considers a range of assumptions relative to volatility, risk-free interest rates and employee exercise behavior, which more accurately models actual employee behaviors. The Company believes the binomial model provides a fair value that is more representative of actual and future experience.

The fair value of options and stock-settled SAR’s granted during the thirteen weeks ended April 29, 2006 was calculated using the following assumptions (there were no grants of options or stock-settled SAR’s during the thirteen weeks ended April 30, 2005):

13 Weeks Ended
April 29, 2006

Risk-free interest rate	4.9%
Expected dividend yield	0%
Expected appreciation vehicle life (in years)	6
Weighted-average expected volatility	35%

Risk-free interest rate – The rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant, utilizing separate rates for each whole year up to the contractual term of the appreciation vehicle and interpolating for time periods between those not listed.
Expected dividend yield – the Company has not historically paid dividends and has no immediate plans to do so; as a result, the dividend yield is assumed to be zero.
Expected appreciation vehicle life – The expected life is derived from the output of the binomial lattice model and represents the period of time that the appreciation vehicles are expected to be outstanding. This model incorporates time-based early exercise assumptions based on an analysis of historical exercise patterns.
Expected Volatility –The rate used in the binomial model is based on an analysis of historical prices of the Company’s stock. The Company currently believes that historical volatility is a good indicator of future volatility.
Compensation Expense
SFAS 123(R) requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the award’s stated vesting term.
The Company has elected to use the straight-line attribution method to recognize expense for all awards with graded or cliff vesting. The Company used the tranche specific attribution method for stock option and nonvested share awards with graded vesting issued prior to the adoption of SFAS 123(R). All share-based awards issued after the adoption of SFAS 123(R) will be expensed under the straight-line attribution method.
The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis will be evaluated quarterly and the forfeiture rate will be adjusted as necessary. For performance-based stock-settled SAR’s, compensation expense is recorded over the vesting period based on estimates of achieving the performance goal. Ultimately, the actual expense recognized over the vesting period will be based on only those shares that vest.
Total share-based compensation expense of $2.8 million has been included in the Company’s Consolidated Statement of Earnings for the thirteen weeks ended April 29, 2006. Included in this amount is $2.0 million of appreciation vehicle expense that was recognized as a result of adopting SFAS 123(R). No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended	13 Weeks Ended
(dollars in millions, except per share amounts)	April 29, 2006	April 30, 2005

Cost of Sales	$0.7	$0.1
Selling, general and administrative expenses	2.1	1.1
Share-based compensation expense before income taxes	2.8	1.2
Tax benefit	1.0	0.4
Share-based compensation expense after income taxes	$1.8	$0.8

Effect on:
Earnings per share — Basic	$0.03	$0.00
Earnings per share — Diluted	$0.03	$0.00

NOTE 3. SHORT-TERM INVESTMENTS.
The Company had short-term investments that consisted of the following:

	April 29,	April 30,	January 28,
(dollars in millions)	2006	2005	2006
Held-to-maturity securities:
Commercial paper	$74.4	$30.4	$58.5
Agency securities	—	16.0	—
Certificates of deposit	0.7	8.0	0.5
Corporate debt securities	—	1.8	—
Municipal obligations	—	1.3	—

Total short-term investments	$75.1	$57.5	$59.0

Held-to-maturity securities are carried at amortized cost. As of April 29, 2006, the maturities for held-to-maturity securities were less than one year. As of April 29, 2006, April 30, 2005, and January 28, 2006, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of Parade, Peru, Chile and 26 Payless ShoeSource stores have been classified as discontinued operations in the Company’s 2005 condensed consolidated statements of earnings.
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
The significant components of the restructuring charge incurred during the first quarter of 2006, and the status of the restructuring-related liabilities, which are included in accrued expenses ($2.1 million) and current liabilities of discontinued operations ($2.7 million) in the April 29, 2006 condensed consolidated balance sheets, are summarized below:

			2006 Charges
		Accrual Balance				Accrual Balance
	Total Charges	as of January 28,	Costs	Accrual	Cash	as of April 29,
(dollars in millions)	to Date	2006	Incurred	Adjustments	Payments	2006

Employee severance costs	$9.0	$1.0	$—	$—	$(0.3)	$0.7
Contract termination costs	29.1	5.5	—	0.6	(2.0)	4.1
Other exit costs	5.1	—	—	—	—	—

	43.2	$6.5	—	$0.6	$(2.3)	$4.8

Asset impairments and net disposal losses	35.0

Total Charges	$78.2

The Company expects that the payments of employee severance costs will be substantially completed by June 2007. The remaining contract termination obligations primarily relate to lease obligations for vacant space (certain lease terms extending through November 2013) resulting from the store closings.
The Payless and Parade stores located in Chile, Peru, Puerto Rico and Canada are components of the Payless International Segment. The Parade and Payless stores located in the United States are components of the Payless Domestic segment. The entire 2006 first quarter charge related to the Payless Domestic segment.
NOTE 5. DISCONTINUED OPERATIONS. In accordance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results for the thirteen weeks ended April 29, 2006 and April 30, 2005 of operations for Parade, Peru, Chile and 26 Payless closed stores are presented as discontinued operations. The following is a summary of these results (all activity occurred within the Payless Domestic segment):

	13 Weeks Ended	13 Weeks Ended
(dollars in millions)	April 29, 2006	April 30, 2005

Net sales	$—	$—
Loss from discontinued operations before income taxes	(0.6)	(2.5)
Benefit for income taxes	(0.2)	(1.0)

Loss from discontinued operations, net of income taxes	$(0.4)	$(1.5)

Additionally, the condensed consolidated balance sheets include the assets of Parade, Peru, Chile and the 26 Payless closed stores presented as discontinued operations. As of April 29, 2006, April 30, 2005 and January 28, 2006, the current and non-current assets and liabilities of discontinued operations (all balances are components of the Payless Domestic segment) were as follows:

(dollars in millions)	April 29, 2006	April 30, 2005	January 28, 2006

Assets
Current assets:
Current deferred income taxes	$1.1	$4.2	$1.3
Other current assets	0.2	0.6	0.3

Total current assets of discontinued operations	$1.3	$4.8	$1.6

Liabilities
Current liabilities:
Accounts payable	$—	$0.3	$—
Accrued expenses	2.8	4.7	3.4

Total current liabilities of discontinued operations	$2.8	$5.0	$3.4

NOTE 6. INVENTORIES. Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (FIFO) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $24.3 million, $17.1 million and $20.1 million are included in inventories in the condensed consolidated balance sheets at April 29, 2006, April 30, 2005, and January 28, 2006, respectively.
NOTE 7. FAVORABLE LEASES.
Favorable leases subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	April 29, 2006	April 30, 2005	January 28, 2006

Gross carrying amount	$74.5	$77.4	$75.6
Less: accumulated amortization	(57.5)	(56.6)	(57.4)

Carrying amount, end of period	$17.0	$20.8	$18.2

Amortization expense on favorable leases was as follows:

	13 Weeks Ended
(dollars in millions)	April 29, 2006	April 30, 2005
Amortization expense on favorable leases	$0.8	$0.9
The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount

Remainder of 2006	$2.4
2007	2.7
2008	2.4
2009	2.0
2010	1.8
NOTE 8. LONG-TERM DEBT AND LINE OF CREDIT. The Company maintains a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. In April 2006, the Company entered into its First Amendment to the Facility. Among other things, the amendment extends the term of the Facility until January 15, 2011, allows the Company to increase the maximum borrowing amount up to $250 million from $200 million prior to expiration of the Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0 percent to 1.5 percent, or the base rate as defined in the agreement governing the Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at April 29, 2006, was 6.13 percent. No amounts were drawn on the Facility as of April 29, 2006. Based on its current borrowing base, the Company may borrow up to $200.0 million under its Facility, less $25.2 million in outstanding letters of credit.
In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of April 29, 2006, the Company was in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of the Company’s previous credit facility. As of April 29, 2006, the fair value of the Notes was $209.9 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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
Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to management employees and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually for reasonableness. The components of net periodic benefit costs for the plan were:

	13 Weeks Ended
(dollars in millions)	April 29, 2006	April 30, 2005
Components of pension expense:

Service cost	$0.2	$0.2

Interest cost	0.4	0.3

Amortization of prior service cost	0.1	—

Amortization of actuarial loss	—	0.1

Total	$0.7	$0.6

NOTE 10. INCOME TAXES. The Company’s effective income tax rate on continuing operations was 34.9 percent during the first quarter of 2006. In total for fiscal 2006, the effective income tax rate is expected to be approximately 35.0 percent, exclusive of any discreet events. The Company’s effective income tax rate on continuing operations was 28.6 percent in the first quarter of 2005, inclusive of the benefit of released tax reserves relating to favorable income tax audit settlements of $2.7 million, which were discreet to the quarter. The difference in the overall effective tax rate for first quarter, 2006, compared to first quarter, 2005, relates primarily to discreet events recorded in 2005.
NOTE 11. COMPREHENSIVE INCOME. The following table shows the computation of comprehensive income:

	13 Weeks Ended
(dollars in millions)	April 29, 2006	April 30, 2005
Net earnings	$36.0	$30.2

Foreign currency translation adjustments	1.5	(0.1)

Total comprehensive income	$37.5	$30.1

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.
NOTE 12. EARNINGS PER SHARE. Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled stock appreciation rights and unearned restricted stock. The calculation of diluted earnings per share for the thirteen-weeks ended April 29, 2006, and April 30, 2005, excludes the impact of 1.0 million stock options and stock-settled stock appreciation rights and 7.1 million stock options, respectively, because to include them would be anti-dilutive. Diluted earnings per share has been computed as follows:

	13 Weeks Ended
(dollars in millions, except per share; shares in thousands)	April 29, 2006	April 30, 2005
Net earnings from continuing operations	$36.4	$31.7

Weighted average common shares outstanding — basic	66,594	67,107

Net effect of dilutive stock options and unearned nonvested shared based on the treasury stock method	987	84

Outstanding shares for diluted earnings per share	67,581	67,191

Diluted earnings per share from continuing operations	$0.54	$0.47

NOTE 13. SEGMENT REPORTING. The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands and operations in Japan. The Company’s operations in its Central American Region, its South American Region and Japan are operated as joint ventures in which the Company maintains a 60-percent ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $5.0 million during the first quarter of 2006 and $4.4 million during the same period in 2005. The Company’s reporting period for its operations in the South American Region, the Central American Region and Japan is a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
Information on the segments is as follows:

(dollars in millions)	Payless Domestic	Payless International	Payless Consolidated
Thirteen weeks ended April 29, 2006

Revenues from external customers	$613.1	$81.7	$694.8
Operating profit from continuing operations	52.1	3.9	56.0
Total assets	1,169.9	164.5	1,334.4

Thirteen weeks ended April 30, 2005

Revenues from external customers	$615.0	$80.2	$695.2
Operating profit from continuing operations	43.6	3.4	47.0
Total assets	1,111.3	157.8	1,269.1
As of January 28, 2006, total assets in the Payless Domestic and Payless International segments were $1,157.5 million and $157.0 million, respectively. Total assets for the Payless Domestic segment include $5.9 million in goodwill as of April 29, 2006, April 30, 2005, and January 28, 2006.
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
NOTE 15. COMMITMENTS AND CONTINGENCIES.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and has filed an answer. A pre-trial conference is scheduled for June 15, 2006 at which time a trial date should be scheduled. An estimate of the possible loss, if any, or the range of the loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered its order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. The Company has until June 29, 2006 to file its petition for writ of certiorari to the United States Supreme Court. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
On or about January 20, 2000, a complaint was filed against the Company in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The Complaint sought injunctive relief, unspecified treble monetary damages, attorneys’ fees, interest and costs for patent infringement. On March 30, 2006, the Court granted the Company’s motion for summary judgment of non-infringement and judgment favorable to the Company was entered by the Clerk that same day. Plaintiff filed a notice of appeal on April 5, 2006. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. Collective Licensing International LLC (“Collective”), who licenses Airwalk® brand to the Company, was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The Company has not been named in either matter, however, the Company owes certain indemnity obligations to Collective under the Company’s licensing agreement. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. No firm trial date has been set, but the Administrative Law Judge assigned to the ITC investigation has tentatively set an expected trial date in November 2006. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and has filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
NOTE 16. HURRICANES KATRINA, RITA, and WILMA. As of April 29, 2006, the Company has ten stores not open for operations as a result of damages sustained from Hurricanes Katrina, Rita and Wilma. In February 2006, the Company received a partial claim payment from its insurance company in the amount of $3.0 million. The Company has also recorded a $1.5 million receivable in other current assets on the April 29, 2006 consolidated balance sheet for insurance recoveries related to the hurricane losses based on the determination that the realization of insurance claims sufficient to cover these losses is probable. The Company is unable to determine the amount and timing of any future insurance recoveries in excess of the receivable currently recorded.
NOTE 17. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections”, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes APB Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on the Company’s consolidated financial statements.
In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This Issue will not have an impact on the Company’s consolidated financial statements.
NOTE 18. RELATED PARTY TRANSACTIONS. The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of April 29, 2006, April 30, 2005, and January 28, 2006, were $6.8 million, $2.8 million and $9.3 million, respectively. Total borrowings from the Company’s Latin American partners were $5.1 million, $7.6 million and $6.4 million as of April 29, 2006, April 30, 2005, and January 28, 2006, respectively. In addition, the Company recorded interest expense of $0.1 million and $0.1 million during the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively, related to these borrowings.
NOTE 19. SUBSIDIARY GUARANTORS OF SENIOR NOTES – CONDENSED CONSOLIDATING FINANCIAL INFORMATION. The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings and cash flows for Payless ShoeSource, Inc., a Delaware corporation (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and the Company for the thirteen-week periods ended April 29, 2006, and April 30, 2005, and the related condensed consolidating balanced sheets as of April 29, 2006, April 30, 2005, and January 28, 2006. With the exception of operations in the Central American and South American Regions and Japan in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
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

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of April 29, 2006

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$264.2	$71.7	$—	$335.9
Short-term investments	—	74.4	0.7	—	75.1
Restricted cash	—	—	2.0	—	2.0
Inventories	—	314.4	71.2	(7.6)	378.0
Current deferred income taxes	—	19.1	0.2	—	19.3
Other current assets	32.3	82.5	46.9	(102.1)	59.6
Current assets of discontinued operations	—	1.3	—	—	1.3

Total current assets	32.3	755.9	192.7	(109.7)	871.2

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,057.1	145.8	—	1,202.9
Accumulated depreciation and amortization	—	(738.7)	(83.4)	—	(822.1)

Property and equipment, net	—	326.1	62.4	—	388.5

Favorable leases, net	—	17.0	—	—	17.0
Deferred income taxes	—	19.8	9.1	—	28.9
Goodwill	—	5.9	—	—	5.9
Other assets	1,202.4	412.0	1.7	(1,593.2)	22.9

Total assets	$1,234.7	$1,536.7	$265.9	$(1,702.9)	$1,334.4

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	161.1	78.8	(64.5)	175.4
Accrued expenses	84.2	106.0	15.8	(45.2)	160.8
Current liabilities of discontinued operations	—	2.8	—	—	2.8

Total current liabilities	84.2	270.3	96.6	(109.7)	341.4

Long-term debt	480.5	0.5	5.1	(283.2)	202.9
Other liabilities	1.9	95.7	13.4	—	111.0
Minority interest	—	—	11.0	—	11.0
Commitments and contingencies
Total shareowners’ equity	668.1	1,170.2	139.8	(1,310.0)	668.1

Total liabilities and shareowners’ equity	$1,234.7	$1,536.7	$265.9	$(1,702.9)	$1,334.4

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of April 30, 2005

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$172.4	$73.4	$—	$245.8
Short-term investments	—	57.5	—	—	57.5
Restricted cash	—	—	2.0	—	2.0
Inventories	—	304.8	84.1	(5.0)	383.9
Current deferred income taxes	—	20.9	—	—	20.9
Other current assets	26.3	51.8	50.7	(71.9)	56.9
Current assets of discontinued operations	—	4.8	—	—	4.8

Total current assets	26.3	612.2	210.2	(76.9)	771.8

Property and Equipment:
Land	—	8.3	—	—	8.3
Property, buildings and equipment	—	1,051.8	137.6	—	1,189.4
Accumulated depreciation and amortization	—	(715.8)	(70.0)	—	(785.8)

Property and equipment, net	—	344.3	67.6	—	411.9

Favorable leases, net	—	20.8	—	—	20.8
Deferred income taxes	—	24.4	11.2	—	35.6
Goodwill	—	5.9	—	—	5.9
Other assets	1,090.1	459.6	1.8	(1,528.4)	23.1

Total assets	$1,116.4	$1,467.2	$290.8	$(1,605.3)	$1,269.1

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$1.2	$—	$1.5
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	143.0	70.4	(43.6)	169.8
Accrued expenses	10.8	159.9	20.8	(33.3)	158.2
Current liabilities of discontinued operations	—	5.0	—	—	5.0

Total current liabilities	10.8	308.2	94.4	(76.9)	336.5

Long-term debt	480.2	0.8	6.4	(283.1)	204.3
Other liabilities	1.5	82.2	19.9	(7.8)	95.8
Minority interest	—	—	8.6	—	8.6
Commitments and contingencies
Total shareowners’ equity	623.9	1,076.0	161.5	(1,237.5)	623.9

Total liabilities and shareowners’ equity	$1,116.4	$1,467.2	$290.8	$(1,605.3)	$1,269.1

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 28, 2006

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and cash equivalents	$—	$310.5	$68.4	$—	$378.9
Short-term investments	—	58.5	0.5	—	59.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	271.3	64.3	(2.6)	333.0
Current deferred income taxes	—	19.3	0.9	—	20.2
Other current assets	28.7	82.7	31.7	(83.3)	59.8
Current assets of discontinued operations	—	1.6	—	—	1.6

Total current assets	28.7	743.9	167.8	(85.9)	854.5

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,044.3	142.0	—	1,186.3
Accumulated depreciation and amortization	—	(728.8)	(79.1)	—	(807.9)

Property and equipment, net	—	323.2	62.9	—	386.1

Favorable leases, net	—	18.2	—	—	18.2
Deferred income taxes	—	18.5	9.0	—	27.5
Goodwill	—	5.9	—	—	5.9
Other assets	1,157.1	405.5	1.7	(1,542.0)	22.3

Total assets	$1,185.8	$1,515.2	$241.4	$(1,627.9)	$1,314.5

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	159.4	66.3	(56.8)	168.9
Accrued expenses	51.5	127.4	14.0	(29.1)	163.8
Current liabilities of discontinued operations	—	3.4	—	—	3.4

Total current liabilities	51.5	290.6	82.3	(85.9)	338.5

Long-term debt	480.4	0.6	6.4	(283.2)	204.2
Other liabilities	1.9	94.9	12.5	—	109.3
Minority interest	—	—	10.5	—	10.5
Commitments and contingencies
Total shareowners’ equity	652.0	1,129.1	129.7	(1,258.8)	652.0

Total liabilities and shareowners’ equity	$1,185.8	$1,515.2	$241.4	$(1,627.9)	$1,314.5

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended April 29, 2006

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$642.3	$203.5	$(151.0)	$694.8
Cost of sales	—	418.0	168.6	(147.5)	439.1

Gross Margin	—	224.3	34.9	(3.5)	255.7
Selling, general and administrative expense	1.1	176.8	25.3	(3.5)	199.7
Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(1.1)	47.5	9.6	—	56.0
Interest expense	8.9	0.6	—	(4.6)	4.9
Interest income	—	(8.9)	(0.5)	4.6	(4.8)
Equity in earnings of subsidiaries	(42.4)	(7.1)	—	49.5	—

Earnings from continuing operations before income
taxes and minority interest	32.4	62.9	10.1	(49.5)	55.9
(Benefit) provision for income taxes	(3.6)	20.1	3.0	—	19.5

Earnings from continuing operations before minority interest	36.0	42.8	7.1	(49.5)	36.4
Minority interest, net of income tax	—	—	—	—	—

Net earnings from continuing operations	36.0	42.8	7.1	(49.5)	36.4
Loss from discontinued operations, net of income taxes and minority interest	—	(0.4)	—	—	(0.4)

Net earnings	$36.0	$42.4	$7.1	$(49.5)	$36.0

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
(UNAUDITED)
For the Thirteen Weeks Ended April 30, 2005

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$643.0	$164.6	$(112.4)	$695.2
Cost of sales	—	427.3	133.4	(109.9)	450.8

Gross margin	—	215.7	31.2	(2.5)	244.4
Selling, general and administrative expense	0.6	173.4	25.2	(2.5)	196.7
Restructuring charges	—	0.7	—	—	0.7

Operating (loss) profit from continuing operations	(0.6)	41.6	6.0	—	47.0
Interest expense	7.3	0.3	0.5	(3.2)	4.9
Interest income	—	(4.4)	(0.5)	3.2	(1.7)
Equity in earnings of subsidiaries	(35.3)	(6.1)	—	41.4	—

Earnings from continuing operations before income
taxes and minority interest	27.4	51.8	6.0	(41.4)	43.8
(Benefit) provision for income taxes	(2.8)	15.0	0.3	—	12.5

Earnings from continuing operations before
minority interest	30.2	36.8	5.7	(41.4)	31.3
Minority interest, net of income tax	—	—	0.4	—	0.4

Net earnings from continuing operations	30.2	36.8	6.1	(41.4)	31.7
Loss from discontinued operations, net of income
taxes and minority interest	—	(1.5)	—	—	(1.5)

Net earnings	$30.2	$35.3	$6.1	$(41.4)	$30.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirteen Weeks Ended April 29, 2006

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$36.0	$42.4	$7.1	$(49.5)	$36.0
Loss from discontinued operations, net of
income taxes and minority interest	—	(0.4)	—	—	(0.4)

Net earnings from continuing operations	36.0	42.8	7.1	(49.5)	36.4
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	1.6	0.1	—	1.7
Depreciation and amortization	—	19.6	3.0	—	22.6
Amortization of deferred financing costs	0.3	—	—	—	0.3
Share-based compensation expense	0.5	2.0	0.3	—	2.8
Deferred income taxes	—	(1.1)	1.5	—	0.4
Income tax benefit of stock option exercises	0.4	—	—	—	0.4
Accretion of investments	—	(0.7)	—	—	(0.7)
Changes in working capital:
Inventories	—	(43.1)	(6.4)	5.0	(44.5)
Other current assets	(3.6)	(0.8)	(15.2)	18.8	(0.8)
Accounts payable	—	1.9	12.4	(7.7)	6.6
Accrued expenses	32.7	(23.4)	1.3	(16.1)	(5.5)
Other assets and liabilities, net	(42.1)	(7.9)	0.4	49.5	(0.1)
Net cash used in discontinued operations	—	(0.7)	—	—	(0.7)

Cash flow provided by (used in) operating activities	24.2	(9.8)	4.5	—	18.9

Investing Activities:

Capital expenditures	—	(20.9)	(2.1)	—	(23.0)
Proceeds from sale of property and equipment	—	1.0	—	—	1.0
Purchases of investments	—	(74.1)	(0.7)	—	(74.8)
Sales and maturities of investments	—	58.9	0.5	—	59.4
Investment in subsidiaries	—	(1.5)	—	1.5	—

Cash flow used in investing activities	—	(36.6)	(2.3)	1.5	(37.4)

Financing Activities:
Repayment of debt	—	(0.1)	(1.3)	—	(1.4)
Payment of deferred financing costs	—	0.2	—	—	0.2
Issuances of common stock	2.4	—	—	—	2.4
Purchases of common stock	(26.6)	—	—	—	(26.6)
Contribution by / distributions to parent	—	—	1.5	(1.5)	—
Contributions by minority owners	—	—	1.0	—	1.0
Distributions to minority owners	—	—	(0.6)	—	(0.6)

Cash flow (used in) provided by financing activities	(24.2)	0.1	0.6	(1.5)	(25.0)

Effect of exchange rate changes on cash	—	—	0.5	—	0.5

(Decrease) increase in cash and cash equivalents	—	(46.3)	3.3	—	(43.0)
Cash and cash equivalents, beginning of period	—	310.5	68.4	—	378.9

Cash and cash equivalents, end of period	$—	$264.2	$71.7	$—	$335.9

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the Thirteen Weeks Ended April 30, 2005

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:

Net earnings	$30.2	$35.3	$6.1	$(41.4)	$30.2
Loss from discontinued operations, net of income taxes and minority interest	—	(1.5)	—	—	(1.5)

Net earnings from continuing operations	30.2	36.8	6.1	(41.4)	31.7
Adjustments for non-cash items included in earnings from continuing operations:
Loss on impairment of and disposal of assets	—	2.3	0.1	—	2.4
Depreciation and amortization	—	21.7	1.3	—	23.0
Amortization of deferred financing costs	—	0.3	—	—	0.3
Share-based compensation expense	0.2	—	—	—	0.2
Deferred income taxes	—	1.7	—	—	1.7
Minority interest, net of tax	—	—	(0.4)	—	(0.4)
Changes in working capital:
Inventories	—	(27.7)	(13.2)	2.2	(38.7)
Other current assets	(9.5)	(1.2)	(1.5)	11.0	(1.2)
Accounts payable	—	23.4	(8.2)	(4.5)	10.7
Accrued expenses	3.6	8.8	0.4	(8.7)	4.1
Other assets and liabilities, net	(23.1)	(22.3)	6.4	41.4	2.4

Net cash used in discontinued operations	—	(7.7)	—	—	(7.7)

Cash flow provided by (used in) operating activities	1.4	36.1	(9.0)	—	28.5

Investing Activities:

Capital expenditures	—	(21.7)	(0.1)	—	(21.8)
Restricted Cash	—	—	1.0	—	1.0
Purchase of investments	—	(47.7)	—	—	(47.7)
Sales and maturities of investments	—	11.5	—	—	11.5
Investment in subsidiaries	—	(0.3)	—	0.3	—

Cash flow provided by (used in) investing activities	—	(58.2)	0.9	0.3	(57.0)

Financing Activities:
Repayment of notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	—	1.2	—	1.2
Issuances of common stock	0.7		—		0.7
Purchases of common stock	(2.1)		—		(2.1)
Contributions by parents	—	—	0.3	(0.3)	—
Contributions by minority owners	—	—	0.2	—	0.2

Cash flow provided by (used in) financing activities	(1.4)	—	0.7	(0.3)	(1.0)

Effect of exchange rate changes on cash	—	—	2.0	—	2.0

Decrease in cash and cash equivalents	—	(22.1)	(5.4)	—	(27.5)
Cash and cash equivalents, beginning of period	—	194.5	78.8	—	273.3

Cash and cash equivalents, end of period	$—	$172.4	$73.4	$—	$245.8

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements relating to such matters as anticipated financial performance, international expansion opportunities, consumer spending patterns, capital expenditure plans, business prospects, products, future store openings and closings, possible strategic initiatives and similar matters. Forward looking statements are identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words. A variety of known and unknown risks and uncertainties and other factors could cause actual results and expectations to differ materially from the anticipated results or expectations which include, but are not limited to: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the Company’s suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom the Company sources are located or in which the Company has retail locations or otherwise does business; changes in trade, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in the value of the dollar relative to the Chinese yuan and other currencies. For more complete discussion of these and other risks that could impact our forward looking statements, please refer to the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended January 28, 2006 including the discussion contained under “Risk Factors.” The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
For the first quarter of 2006, total sales decreased 0.1 percent, or $0.4 million, to $694.8 million as compared to the first quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, increased 0.4 percent. Gross margin was 36.8 percent of sales in the current year’s first quarter, versus 35.1 percent in the prior year’s first quarter. The improvement in gross margin resulted primarily from more favorable initial mark-on relative to last year. Selling, general and administrative expenses were 28.7 percent of sales during the first quarter of 2006 compared with 28.3 percent in the first quarter of 2005.
Our cash and cash equivalents balance at the end of the 2006 first quarter was $335.9 million, a decrease of $43.0 million from the end of 2005 and an increase of $90.1 million over the 2005 first quarter. Our short-term investments balance at the end of the 2006 first quarter was $75.1 million, an increase of $16.1 million from the end of 2005 and $17.6 million over the 2005 first quarter. Total inventories at the end of the 2006 first quarter were $378.0 million, a reduction of $5.9 million from the 2005 first quarter. Total inventory at cost per store declined by 0.6 percent.
Our strategy is focused on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations. Our mission is to become the first choice for style and value in footwear and accessories for our target consumers. Creating an emotional connection with our target consumers is the central core element of our overall strategy.

The consumer segments we are targeting are driven primarily by product that allows them to express themselves through fashion. These customer segments not only purchase more shoes, but they also have less price sensitivity. A portion of our customers will continue to be driven more by price in making their purchase decisions, but fashion is still a consideration. Through elements of promotion and pricing tiers, we plan to maintain market share with the budget-oriented shopper while driving the opportunity to increase market share with the expressive customers. A meaningful proportion of our product will be offered at opening price points that reflect historical pricing levels. But, we have been able to inject higher price points for on-trend, higher quality, fashionable product that similarly makes a great value statement with our expressive customer. Where we reinvested in the quality, aesthetics and other design elements of our product, we were able to successfully segment retails.
The next component of our strategy is brand marketing effectiveness, and the development of a “House of Brands” architecture in our overall Payless brand positioning. We intend to build, license or buy appropriate aspirational brands to cover all of our major customer segments. As we continue to increase the proportion of branded footwear in our assortment, we will have more pricing flexibility to increase average retails. This strategy will be implemented over a period of years.
We are working on two new store designs to improve our ability to showcase our merchandise, improve the in-store experience for our customers, and further support the Payless brand identity. We are testing a modified store format and, based on the results of these tests, virtually all of our 2006 store openings will incorporate this design. We also continue to work on a completely new store design, which we will be testing in select locations in the Fall of 2006. Investing in new store formats is a key part of our strategy, but we plan to approach this thoughtfully, before committing meaningful capital resources.
The last major component of our strategy is improving the efficiency of our operations. We are reviewing all of the significant operational elements of our business model; whether that entails achieving more cost effective sourcing, improving the efficiency of our supply chain and physical distribution network, or identifying productivity improvements within the four walls of our stores. Where we can realize appropriate returns on capital, we will move quickly but prudently to enhance our overall return on invested capital.
SHARE – BASED COMPENSATION
We have various share-based compensation programs, which provide for equity awards including stock options, nonvested shares and stock-settled stock appreciation rights.
Effective January 29, 2006, the start of the first quarter of fiscal 2006, we began recording compensation expense associated with share-based awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) as interpreted by SEC Staff Accounting Bulletin No. 107. SFAS 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”. Generally, SFAS 123(R) provides accounting guidance for share-based payments to employees and non-employee directors. SFAS 123(R) revises SFAS 123, “Accounting for Stock – Based Compensation”, by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS 123(R) clarifies and expands SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the condensed consolidated statements of cash flows.
Historically, we accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Generally, no compensation expense related to appreciation vehicles was reflected in our condensed Consolidated Statements of Earnings as all such awards have an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. As permitted by SFAS 123, we elected to continue to apply the intrinsic-value-based method of APB 25, described above, and adopted only the footnote disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”
Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in the first quarter of fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
Beginnng in fiscal year 2006, we changed our method of determining the fair value of share-based awards from the Black-Scholes model to a binomial model. The binomial model considers a range of assumptions relative to volatility, risk-free interest rates and employee exercise behavior, which more accurately models actual employee behaviors. We believe the binomial model provides a fair value that is more representative of actual and future experience. In addition, we have elected to use the straight-line attribution method to recognize expense for all awards with graded or cliff vesting. We used the tranche specific attribution method for stock option and nonvested share awards with graded vesting prior to the adoption of SFAS 123(R). All share-based awards issued after the adoption of SFAS 123(R) will be expensed under the straight-line attribution method.
As of April 29, 2006, we had unrecognized compensation expense related to nonvested awards of approximately $21.3 million, which is expected to be recognized over a weighted average period of 2.0 years.
NEW ACCOUNTING STANDARDS
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods’ financial statements, unless this would be impracticable. SFAS 154 supersedes APB Opinion No. 20, “Accounting Changes”, which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The adoption of this Statement is not expected to have a material impact on our consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on our consolidated financial statements.
In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes. This Issue will not have an impact on our consolidated financial statements.
REVIEW OF OPERATIONS
The following discussion summarizes the significant factors affecting operating results for the first quarter ended April 29, 2006 (2006) compared to April 30, 2005 (2005).
NET EARNINGS
We recorded net earnings of $36.0 million in the first quarter of 2006 compared with net earnings of $30.2 million in the first quarter of 2005.
The following table presents the components of costs and expenses, as a percent of revenues, for the first quarter of 2006 and 2005.

	First Quarter
	2006	2005
Cost of sales	63.2%	64.9%

Selling, general and administrative expense	28.7	28.3

Restructuring charges	—	0.1

Operating profit from continuing operations	8.1	6.7

Interest expense, net	0.0	0.4

Earnings from continuing operations before income taxes and minority interest	8.1	6.3

Effective income tax rate*	34.9%	28.6%

Earnings from continuing operations before minority interest	5.2	4.5

Minority interest	—	0.1

Earnings from continuing operations	5.2	4.6

Loss from discontinued operations, net of income taxes and minority interest	(0.0)	(0.3)

Net Earnings	5.2%	4.3%

*	Percent of pre-tax earnings
NET SALES
Net sales are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the first quarter of 2006 and 2005 exclude all stores in Japan and the South American and Central American Regions.
Sales percent increases (decreases) are as follows:

	First Quarter
	2006	2005
Net Sales	(0.1)%	0.4%
Same-store Sales	0.4	2.7
Average selling price per unit	13.2	5.4
Unit volume	(11.8)	(4.9)
Footwear average selling price per unit	11.2	2.8
Footwear unit volume	(8.6)	(1.4)
Non-footwear average selling price per unit	7.0	8.1
Non-footwear unit volume	(23.0)%	(15.3)%
Net sales for the 2006 first quarter totaled $694.8 million compared with $695.2 million in the 2005 first quarter. Net sales decreased in the first quarter of 2006 from 2005 primarily due to reduced store count. Same-store sales increased in the first quarter of 2006 from 2005, primarily due to a positive performance in the women’s category, particularly in women’s dress shoes, women’s sandals, women’s athletics and girl’s shoes. This was offset by weaker performances in boy’s shoes and accessories. In accessories, we have shifted our strategy in order to increase the value proposition to the customer through increased quality, materials and styling. The result has been reduced volume and higher prices in all categories. Our accessory area will take time to build until we can bring some of our successful methods and elements to it. We are focused on building a team which will develop a comprehensive strategy for our accessory business.

COST OF SALES
Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $439.1 million in the 2006 first quarter, down 2.6 percent from $450.8 million in the 2005 first quarter.
As a percentage of net sales, cost of sales was 63.2 percent in the first quarter of 2006, compared with 64.9 percent in the first quarter of 2005. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial mark-on relative to last year.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $199.7 million in the first quarter of 2006, an increase of 1.5 percent from $196.7 million in the first quarter of 2005.
As a percentage of net sales, selling, general and administrative expenses were 28.7 percent during the first quarter of 2006 compared with 28.3 percent in the first quarter of 2005. The 2006 increase is the result of an additional $2.1 million in costs for employee relocation and recruiting costs and $1.8 million in advertising expenses. These increases were partially offset by employee incentive program costs that were $1.0 million below last year.
INTEREST EXPENSE, NET
Interest expense in the first quarter of 2006 was consistent with the first quarter of 2005 at $4.9 million. Interest income increased from $1.7 million in the first quarter of 2005 to $4.8 million in the first quarter of 2006 due primarily to an increase in cash and cash equivalents, short-term investments and increased yield.
EFFECTIVE INCOME TAX RATE
Our effective income tax rate on continuing operations was 34.9 percent during the first quarter of 2006. In total for fiscal 2006, the effective income tax rate is expected to be approximately 35.0 percent, exclusive of any discreet events. Our effective income tax rate on continuing operations was 28.6 percent in the first quarter of 2005, inclusive of the benefit of released tax reserves relating to favorable income tax audit settlements of $2.7 million, which where discreet to the quarter. The difference in the overall effective tax rate for first quarter 2006, compared to first quarter 2005, relates primarily to discreet events recorded in 2005.
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
INTERNATIONAL SEGMENT OPERATING RESULTS
Our international segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands, and Japan. The following table summarizes the operating results of the international segment:

	13 Weeks Ended
(dollars in millions)	April 29, 2006	April 30, 2005
Revenues from external customers	$ 81.7	$ 80.2
Operating profit from continuing operations	3.9	3.4
The increase in operating profit from continuing operations from the first quarter of 2005 to the first quarter of 2006 is primarily due to increased sales and improved gross margin percentages in Latin America, partially offset by reduced sales in Puerto Rico.

LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2006 with a cash and cash equivalents balance of $335.9 million, an increase of $90.1 million over the 2005 first quarter, and short-term investments of $75.1 million, an increase of $17.6 million over the 2005 first quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $18.9 million in the 2006 first quarter, compared with $28.5 million in the 2005 first quarter. As a percentage of net sales, cash flow from operations was 2.7 percent in the 2006 first quarter, compared with 4.1 percent in the same period in 2005. The significant changes in cash flow during the 2006 first quarter as compared with the 2005 period relate to changes in inventory, accounts payable and accrued expenses, partially offset by higher net earnings.
Cash Flow Used in Investing Activities
In the 2006 first quarter, our capital expenditures totaled $23.0 million, compared with $21.8 million for the same period in 2005. Total capital expenditures for 2006 are expected to be approximately $120 million. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance these expenditures.
Cash Flow Provided by Financing Activities
During the first quarter of 2006, we repurchased approximately 1,200,000 shares of common stock for approximately $26.6 million, which included the repurchase of approximately 1,193,000 shares of common stock for $26.4 million under our stock repurchase program. Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $26 million of common stock plus an amount equal to the proceeds from the sale of equity interests (e.g. exercise of options). This limit will change based upon our earnings. We have approximately $141 million of remaining common stock repurchase authorization from our Board of Directors.
We maintain a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. In April 2006, we entered into our First Amendment to the Facility. Among other things, the amendment extends the term of the Facility until January 15, 2011, allows us to increase the maximum borrowing amount up to $250 million from $200 million prior to expiration of the Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0 percent to 1.5 percent, or the base rate as defined in the agreement governing the Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at April 29, 2006, was 6.13 percent. No amounts were drawn on the Facility as of April 29, 2006. Based on our current borrowing base, we may borrow up to $200.0 million under our Facility, less $25.2 million in outstanding letters of credit.
In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually, beginning February 1, 2004. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of April 29, 2006, we were in compliance with all covenants. The proceeds of the Notes and additional general funds were used to repay the entire $200.0 million term loan portion of our previous credit facility. As of April 29, 2006, the fair value of the Notes was $209.9 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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
Financial Commitments
For a discussion of our contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 28, 2006. There have been no significant developments with respect to our contractual obligations since January 28, 2006.
FINANCIAL CONDITION RATIOS
A summary of key financial information for the periods indicated is as follows:

	April 29, 2006	April 30, 2005	January 28, 2006
Current Ratio	2.6	2.3	2.5
Debt-Capitalization Ratio*	23.6%	25.0%	24.0%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 64.2%, 66.1% and 63.8% respectively, for the periods referred to above.
STORE ACTIVITY
As of April 29, 2006, we operated 4,602 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, the Central and South American Regions, and Japan. The following table presents the change in store count for the entire company for the first quarter of 2006 and 2005. We consider a store relocation to be both a store opening and a store closing.

	First Quarter
	2006	2005
Beginning of period	4,605	4,640
Stores opened	52	39
Stores closed	(55)	(33)

Ending store count	4,602	4,646

As of April 29, 2006, we operated 147 stores in the Central America Region, 30 stores in the South America Region, 313 stores in Canada and one in Japan.
CRITICAL ACCOUNTING POLICIES
In preparing the condensed consolidated financial statements included in this Form 10-Q, management makes estimates and assumptions that affect the amounts reported within the financial statements. Actual results could differ from these estimates.
Beginning in 2006, we account for stock-based compensation in accordance with SFAS 123(R). As required by SFAS 123(R), stock-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using a binomial model. The binomial model requires various highly judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 28, 2006.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 1.0 percent to 1.5 percent, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
FOREIGN CURRENCY RISK
We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the quarters ended April 29, 2006, and April 30, 2005, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
In the first quarter of 2006, approximately 96 percent of our footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the yuan, is currently not a freely convertible currency. The value of the yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 yuan per U.S. dollar. However, on July 21, 2005, the PRC’s government revalued the yuan by 2.1%, setting the exchange rate at 8.11 yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the valuation of the yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of April 28, 2006, the last day of trading in our quarter, the exchange rate was 8.03 yuan per U.S. dollar.
ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management is responsible for establishing disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject.
On or about February 5, 2004, a complaint was filed against us in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. We believe we have meritorious defenses to the claims asserted in the lawsuit and have filed an answer. A pre-trial conference is scheduled for June 15, 2006, at which time a trial date should be scheduled. An estimate of the possible loss, if any, or the range of the loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
On or about December 20, 2001, a First Amended Complaint was filed against us in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. We believe we have meritorious defenses to claims asserted in the lawsuit and have filed an answer and a motion for summary judgment which the court granted in part. On January 5, 2006, the 9th Circuit Court of Appeals entered its order reversing the District Court’s partial summary judgment order. We requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. We have until June 29, 2006 to file our petition for writ of certiorari to the United States Supreme Court. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
On or about January 20, 2000, a complaint was filed against us in the U.S. District Court for the District of New Hampshire, captioned Howard J. Dananberg, D.P.M. v. Payless ShoeSource, Inc. The Complaint sought injunctive relief, unspecified treble monetary damages, attorneys’ fees, interest and costs for patent infringement. On March 30, 2006, the Court granted our motion for summary judgment of non-infringement and judgment favorable to us was entered by the Clerk that same day. Plaintiff filed a notice of appeal on April 5, 2006. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. Collective Licensing International LLC (“Collective”), who licenses Airwalk® brand to us, was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. We have not been named in either matter, however, we owe certain indemnity obligations to Collective under our licensing agreement. The ITC published notice in the Federal Register on May 8, 2006, announcing that is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. We believe we have meritorious defenses to the claims asserted in the lawsuits and have filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.

ITEM 1A – RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 25, 2006, the Company credited 5,865 shares to the accounts of our non-management directors under the Company’s Restricted Stock Plan for Non-Management Directors. In addition, non-management directors deferred receipt of 18,377 shares under the Deferred Compensation Plan for Non-Management Directors. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transactions by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.
The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended April 29, 2006, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of		Publicly Announced	Purchased Under the Plans or
	Shares Purchased (1)	Average Price Paid	Plans or Programs (2)	Programs (3)
Period	(in Thousands)	per Share	(in Thousands)	(in Millions)
01/29/06 – 02/25/06	2	$24.06	0	$167.7
02/26/06 – 04/01/06	811	22.04	809	149.9
04/02/06 – 04/29/06	387	22.33	384	141.3
Total	1,200	$22.13	1,193	$141.3

(1) We repurchased an aggregate of 7 thousand shares of our common stock in connection with our employee stock purchase and stock incentive plans.
(2) In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.
(3) The timing and amount of share repurchases, if any, are limited by the terms of the Company’s Credit Agreement and Senior Subordinated Notes.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The annual meeting of shareowners of the Registrant was held on May 25, 2006.
(b) At the Annual Meeting of Stockholders of the Registrant held on May 25, 2006, action was taken with respect to the election of two directors of the Registrant: 53,819,932 shares were voted for Mylle H. Mangum while authority was withheld with respect to 4,304,316 shares and 56,295,602 shares were voted for Jack F. McGovern while authority was withheld with respect to 1,828,646 shares. Other directors whose term of office continued after the meeting include: Howard Fricke, Matthew E. Rubel, Daniel Boggan Jr., Judith K. Hofer, Michael E. Murphy, Michael A. Weiss, and Robert C. Wheeler. Mr. Michael A. George retired at the end of his current term, which expired at the May 25, 2006 Annual Meeting of Stockholders.
(c) Stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm: 57,962,305 votes in favor, 119,236 votes against and 42,707 votes abstained; approved the 2006 Payless ShoeSource, Inc. Stock Incentive Plan with 45,688,860 votes in favor, 6,794,847 votes against and 908,313 abstained, and approved the amendment to and restatement of the Payless ShoeSource, Inc. Restricted Stock Plan for Non-Management Directors with 50,380,805 votes in favor, 2,319,497 votes against and 922,849 abstained.
ITEM 6 — EXHIBITS
(a) Exhibits:

Number	Description

10.1	2006 Payless Shoesource, Inc. Stock Incentive Plan*

10.2	Stock Plan For Non-Management Directors of Payless Shoesource, Inc.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYLESS SHOESOURCE, INC.

Date: June 6, 2006	By: /s/ Matthew E. Rubel

Matthew E. Rubel

Chief Executive Officer and President
(Principal Executive Officer)

Date: June 6, 2006	By: /s/ Ullrich E. Porzig

Ullrich E. Porzig

Senior Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)