Form 10-Q
period 2006-07-29
PAYLESS SHOESOURCE INC /DE/
filed 2006-09-06
CIK 1060232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-14770
PAYLESS SHOESOURCE, INC .
(Exact name of registrant as specified in its charter)

DELAWARE	43-1813160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3231 SOUTHEAST SIXTH AVENUE, TOPEKA, KANSAS	66607-2207
(Address of principal executive offices)	(Zip Code)
(785) 233-5171
(Registrant’s telephone number,
including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑     NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).  YES  ☐     NO  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
65,716,028 shares as of August 31, 2006

PAYLESS SHOESOURCE, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 29, 2006
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 29,	July 30,	January 28,
(dollars in millions)	2006	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$403.6	$307.8	$378.9
Short-term investments	39.0	53.2	59.0
Restricted cash	2.0	2.0	2.0
Inventories	350.9	361.9	333.0
Current deferred income taxes	20.1	22.4	20.2
Other current assets	65.0	56.8	59.8
Current assets of discontinued operations	1.1	2.9	1.6

Total current assets	881.7	807.0	854.5

Property and Equipment:
Land	7.7	7.7	7.7
Property, buildings and equipment	1,218.0	1,189.2	1,186.3
Accumulated depreciation and amortization	(833.7)	(797.9)	(807.9)

Property and equipment, net	392.0	399.0	386.1

Favorable leases, net	15.7	19.9	18.2
Deferred income taxes	29.4	35.1	27.5
Goodwill	5.9	5.9	5.9
Other assets	46.1	22.5	22.3

Total Assets	$1,370.8	$1,289.4	$1,314.5

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.9	$1.6	$0.4
Notes payable	2.0	2.0	2.0
Accounts payable	154.8	147.9	168.9
Accrued expenses	180.9	163.8	163.8
Current liabilities of discontinued operations	2.4	6.2	3.4

Total current liabilities	341.0	321.5	338.5

Long-term debt	201.7	204.3	204.2
Other liabilities	117.9	98.0	109.3
Minority interest	10.8	8.4	10.5
Commitments and contingencies (Note 14)
Total shareowners’ equity	699.4	657.2	652.0

Total Liabilities and Shareowners’ Equity	$1,370.8	$1,289.4	$1,314.5

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(dollars and shares in millions, except per share)	2006	2005	2006	2005
Net sales	$706.4	$693.9	$1,401.2	$1,389.1

Cost of sales	462.5	458.8	901.6	909.6

Gross margin	243.9	235.1	499.6	479.5

Selling, general and administrative expenses	194.4	200.9	394.1	397.6

Restructuring charges	0.3	—	0.3	0.7

Operating profit from continuing operations	49.2	34.2	105.2	81.2

Interest expense	4.5	5.0	9.4	9.9

Interest income	(5.2)	(2.6)	(10.0)	(4.3)

Earnings from continuing operations before income taxes and minority interest	49.9	31.8	105.8	75.6

Provision for income taxes	17.3	10.1	36.8	22.6

Earnings from continuing operations before minority interest	32.6	21.7	69.0	53.0

Minority interest, net of income taxes	(0.2)	0.1	(0.2)	0.5

Net earnings from continuing operations	32.4	21.8	68.8	53.5

Earnings (loss) from discontinued operations, net of income taxes and minority interest	0.1	(1.9)	(0.3)	(3.4)

Net earnings	$32.5	$19.9	$68.5	$50.1

Basic earnings per share:
Earnings from continuing operations	$0.49	$0.32	$1.03	$0.79
Loss from discontinued operations	—	(0.03)	—	(0.05)

Basic earnings per share	$0.49	$0.29	$1.03	$0.74

Diluted earnings per share:
Earnings from continuing operations	$0.48	$0.32	$1.02	$0.79
Loss from discontinued operations	—	(0.03)	(0.01)	(0.05)

Diluted earnings per share	$0.48	$0.29	$1.01	$0.74

Basic Weighted Average Shares Outstanding	66.5	67.5	66.5	67.3

Diluted Weighted Average Shares Outstanding	67.6	68.0	67.6	67.4

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	26 Weeks Ended
	July 29,	July 30,
(dollars in millions)	2006	2005
Operating Activities:
Net earnings	$68.5	$50.1
Loss from discontinued operations, net of income taxes and minority interest	0.3	3.4

Net earnings from continuing operations	68.8	53.5

Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	4.8	5.2
Depreciation and amortization	44.9	46.0
Amortization of deferred financing costs	0.5	0.6
Share-based compensation expense	5.5	0.3
Deferred income taxes	1.1	0.9
Minority interest, net of income taxes	0.2	(0.5)
Income tax benefit from share-based compensation	0.4	0.8
Accretion of investments	(1.6)	(0.4)
Changes in working capital:
Inventories	(17.6)	(16.6)
Other current assets	(8.6)	(0.1)
Accounts payable	(15.1)	(11.4)
Accrued expenses	15.9	10.5
Other assets and liabilities, net	(1.2)	4.7
Net cash used in discontinued operations	(0.8)	(6.5)

Cash flow provided by operating activities	97.2	87.0

Investing Activities:
Capital expenditures	(52.8)	(35.3)
Proceeds from sale of property and equipment	3.2	0.8
Restricted cash	—	1.0
Intangible asset additions	(15.1)	—
Purchases of investments	(89.9)	(71.5)
Sales and maturities of investments	111.5	40.0

Cash flow used in investing activities	(43.1)	(65.0)

Financing Activities:
Repayment of notes payable	—	(1.0)
Issuance of debt	—	1.3
Excess tax benefits from share-based compensation	4.0	—
Payment of deferred financing costs	(0.2)	—
Repayment of debt	(2.1)	—
Issuances of common stock	25.1	12.3
Purchases of common stock	(56.5)	(2.4)
Distributions to minority owners	(1.0)	—
Contributions by minority owners	1.2	0.5

Cash flow (used in) provided by financing activities	(29.5)	10.7

Effect of exchange rate changes on cash	0.1	1.8

Increase in cash and cash equivalents	24.7	34.5
Cash and cash equivalents, beginning of year	378.9	273.3

Cash and cash equivalents, end of period	$403.6	$307.8

Supplemental cash flow information:

Interest paid	$10.2	$10.4
Income taxes paid	$14.1	$16.9
Non-cash investing and operating activities:
Accrued capital additions	$9.5	$7.5
Accrued intangible asset additions	$10.0	$—
See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. INTERIM RESULTS.
These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 43-76) in the Company’s 2005 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in the Central American Region, the South American Region and Japan are operated as joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions and Japan is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions and Japan are not significant to the Company’s financial position and results of operations. The results for the twenty-six week period ended July 29, 2006, are not necessarily indicative of the results that may be expected for the entire fiscal year ending February 3, 2007.
NOTE 2. SHARE-BASED COMPENSATION.
Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified prospective transition method and therefore has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation”, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
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

The following table presents the effect on net earnings and earnings per share had share-based compensation expense been recorded for the thirteen weeks and twenty-six weeks ended July 30, 2005, based on the fair-value method under SFAS 123.

	13 Weeks Ended	26 Weeks Ended
(dollars in millions, except per share amounts)	July 30, 2005	July 30, 2005
Net earnings:
As reported	$19.9	$50.1
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	2.4	3.2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	3.5	4.6

Pro forma	$18.8	$48.7

Basic earnings per share:
As reported	$0.29	$0.74
Pro forma	$0.27	$0.72

Diluted earnings per share:
As reported	$0.29	$0.74
Pro forma	$0.27	$0.72
Equity Incentive Plans
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“SAR’s”) and cash-settled stock appreciation rights, as well as full value vehicles consisting of nonvested shares and phantom stock units. Appreciation vehicles granted under the 1996 and 2006 Stock Incentive Plans are granted at the average of the high and low trading price on the date of grant and may be exercised only after stated vesting dates. Generally, vesting of appreciation vehicles is conditioned upon continued employment with the Company, although appreciation vehicles may be exercised during certain periods following retirement, disability or death. Historically, the Company has used treasury shares for settlement of share-based compensation.
Under the 1996 Stock Incentive Plan, the Company was authorized to grant a maximum of 15,600,000 shares (adjusted for a three-for-one stock split on March 13, 2003), of which no more than 1,200,000 (adjusted for a three-for-one stock split) could be issued pursuant to nonvested share grants. Appreciation vehicles granted under the plan had a maximum term of 10 years and could vest on a graded schedule or a cliff basis. The exercise prices of appreciation vehicles equaled the average of the high and low trading prices of the Company’s stock on the grant date. Nonvested shares granted under the plan could be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to ten years, as determined at the date of grant. Associates who received nonvested shares paid no monetary consideration.
During the first quarter of 2006, the Company granted a total of 1,333,290 share-based units under the 1996 Stock Incentive Plan (consisting of stock options, stock-settled SAR’s and nonvested shares). The Company granted 205,060 stock options that will vest in installments over three years. Additionally, 264,500 stock options were granted that cliff vest after three years. Neither of these stock option grants contain performance vesting conditions. The Company also granted 802,630 stock-settled SAR’s, of which 202,680 are subject to a performance condition for vesting purposes (the “performance grant”). The performance grant will vest only if the performance condition is met. If the condition is satisfied, the performance grant will vest ratably over three years from the date of grant. As of July 29, 2006, the Company has assessed the likelihood that the performance conditions will be met and has adjusted the related expense based on the estimated outcome. The remaining 599,950 stock-settled SAR’s are subject to a three-year graded vesting schedule, which is not based on any performance vesting conditions. The final component of the grant in the first quarter of 2006 consisted of 61,100 nonvested shares for certain associates. The nonvested shares are subject to a three-year graded vesting schedule and are not subject to any performance vesting conditions.
In addition to the above grants made under the 1996 Stock Incentive Plan, the Company granted cash-settled SAR’s and phantom stock units to a number of international associates. During the first quarter of 2006, the Company issued 98,230 shares of cash-settled SAR’s and 3,600 phantom stock units.
On May 25, 2006, the Company’s shareowners approved the 2006 Stock Incentive Plan. Under the 2006 Stock Incentive Plan, the Company is authorized to grant a maximum of 2,500,000 shares. Appreciation vehicles to be granted under the plan have a maximum term of seven years and can vest on a graded schedule or a cliff basis. The exercise price of an appreciation vehicle may not be less than the average of the high and low trading prices of the Company’s stock on the grant date. Associates who receive full value vehicles pay no monetary consideration. Awards under the 2006 Stock Incentive Plan can be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to seven years, as determined at the date of grant.
During the second quarter of 2006, the Company granted a total of 72,183 stock-settled SAR’s, of which 7,683 are a performance grant under the 2006 Stock Incentive Plan. The performance grant will vest only if the performance condition is met. If the condition is satisfied, the performance grant will vest ratably over three years from the date of grant. As of July 29, 2006, the Company has assessed the likelihood that the performance conditions will be met and has adjusted the related expense based on the estimated outcome. The remaining 64,500 stock-settled SAR’s are subject to a three-year graded vesting schedule, which is not based on any performance vesting conditions. During the second quarter of 2006, the Company also granted 3,600 nonvested shares to certain associates. The nonvested shares are subject to a three-year graded vesting schedule and are not subject to any performance vesting conditions.
On May 25, 2006, the Company’s shareowners approved amendments to and restatement of the Stock Plan for Non-Management Directors (the “Director Plan”). Under the Company’s amended and restated Director Plan, each Director who is not an officer of the Company is eligible to receive share-based compensation in the form of non-qualified stock options and/or stock awards, including, but not limited to, restricted and unrestricted stock awards. All shares of common stock issued under the Director Plan are subject to restrictions on transferability and to forfeiture during a specified restricted period. The Director Plan provides for the issuance of not more than 350,000 shares of common stock, subject to adjustment for changes in the Company’s capital structure. The Company may not, without stockholder approval, amend the Director Plan in a manner that would increase the number of shares of common stock available for awards, decrease the exercise price of any award or otherwise materially increase benefits or modify eligibility requirements. The material differences between the amended and prior Director Plans are: (1) participants may, if certain conditions are met, transfer or otherwise dispose of shares of stock received pursuant to the amended plan prior to their termination from the board, and (2) the maximum number of shares of common stock available for issuance under the Director Plan was reduced from 900,000 (adjusted for a three-for-one stock split on March 13, 2003).
During the second quarter of 2006, the Company granted 5,865 nonvested shares under the Director Plan. These shares will vest on May 1, 2007. In addition, pursuant to the provisions of the Director Plan, Directors elected to defer compensation into 16,422 stock units that will be issued as common stock subsequent to the Directors’ resignation from the Board. Of these stock units, 9,775 will vest on May 1, 2007. The remaining 6,647 stock units will vest ratably over a one-year period. Deferral does not affect vesting. Deferred stock units are excluded from the summary table of nonvested shares.
On July 18, 2005, the Company granted its Chief Executive Officer and President an option on 720,000 shares of the Company’s common stock at $20.65 (the closing price on the date of grant) and 214,250 nonvested shares. The option vests as follows: 120,000 shares on the first and fourth anniversary of the grant, 240,000 shares on the second and third anniversary of the grant. The nonvested shares will cliff vest on the third anniversary of the grant.
Under the Company’s Amended Stock Ownership Plan, a maximum of 6,000,000 shares (adjusted for a three-for-one stock split on March 13, 2003) of the Company’s common stock may be purchased by employees at a 5% discount. The terms of the Stock Ownership plan are such that the plan is non-compensatory. As a result, the purchase of shares by employees does not give rise to compensation cost.

A summary of the status of the various share-based compensation vehicles as of the twenty-six weeks ended July 29, 2006, and the changes within the period is presented below:

Stock Options and Stock-Settled SAR’s	26 Weeks Ended July 29, 2006
		Weighted		Weighted
		Average Exercise	Stock-Settled	Average Exercise
(units in thousands)	Options	Price	SAR’s	Price
Outstanding at beginning of period	5,738	$18	—	$—
Granted	470	22	875	23
Exercised	(1,456)	17	—	—
Forfeited or expired	(132)	17	(43)	22

Outstanding at end of period	4,620	$19	832	$23

Exercisable or convertible at end of period	2,675	$18	—	$—

Weighted average fair value of units granted (per unit)	$10		$9

Nonvested Shares	26 Weeks Ended July 29, 2006
		Weighted
		Average Grant
(shares in thousands)	Nonvested Shares	Date Fair Value
Nonvested at beginning of period	301	$19
Granted	70	23
Vested	(45)	16
Forfeited	(6)	19

Nonvested at end of period	320	$21

Cash-Settled SAR’s	26 Weeks Ended July 29, 2006
		Weighted
	Cash-Settled	Average Exercise
(shares in thousands)	SAR’s	Price
Outstanding at beginning of period	108	$17
Granted	98	22
Exercised	(29)	18
Forfeited or expired	(6)	22

Outstanding at end of period	171	$20

Exercisable or convertible at end of period	79	$17

Weighted average fair value of units granted (per unit)	$9

The following table summarizes information about stock options and stock-settled SAR’s outstanding and exercisable at July 29, 2006:
(units in thousands)

Options Outstanding					Options Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Aggregate	Weighted		Remaining	Aggregate	Weighted
Range of	Number of	Contractual Life	Intrinsic Value	Average	Number	Contractual Life	Intrinsic Value	Average
Exercise Prices	Outstanding	(in years)	(in thousands)	Exercise Price	Exercisable	(in years)	(in thousands)	Exercise Price
$ 12-15	393	3	$3,650	$15	389	3	$3,618	$15
16-18	2,284	5	17,216	17	1,474	5	11,235	17
19-25	1,943	5	4,415	22	812	4	1,355	23

Stock-settled SAR’s Outstanding					Stock-settled SAR’s Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Aggregate	Weighted		Remaining	Aggregate	Weighted
Range of	Number of	Contractual Life	Intrinsic Value	Average	Number	Contractual Life	Intrinsic Value	Average
Exercise Prices	Outstanding	(in years)	(in thousands)	Exercise Price	Exercisable	(in years)	(in thousands)	Exercise Price
$ 21-23	770	7	$1,294	$22	—	—	$—	$—
24-27	62	7	—	27	—	—	—	—
Upon exercise of a stock-settled SAR, employees will receive a number of shares of common stock equal to the appreciation in the fair market value of the underlying common stock from the grant date to the exercise date of the SAR. All of the stock-settled SAR’s issued by the Company to-date contain an appreciation cap which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the SAR. As a result of the appreciation cap, a maximum of 2/3 of a share of common stock may be issued for each stock-settled SAR granted.
The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.
The total intrinsic value of options exercised during the twenty-six weeks ended July 29, 2006 and July 30, 2005, was $12.1 million and $2.8 million, respectively. Cash received from option exercises for the twenty-six weeks ended July 29, 2006 and July 30, 2005, was $24.9 million and $12.0 million, respectively. The tax benefit realized for the deductions from options exercised during the twenty-six weeks ended July 29, 2006 and July 30, 2005, was $4.4 million and $0.8 million, respectively.
As of July 29, 2006, the Company had unrecognized compensation expense related to nonvested awards of approximately $18.4 million, which is expected to be recognized over a weighted average period of 1.6 years. The total fair value of shares vested during the twenty-six weeks ended July 29, 2006 and July 30, 2005, was $5.2 million and $2.1 million, respectively.
The Company elected to adopt the alternative transition method to account for the tax effects of share-based payment awards as provided in FASB Staff Position FAS 123(R)-3: “Transition Election Related to Accounting for the Tax effects of Share-Based Payment Awards” (“FSP 123(R)-3”) during the second quarter of 2006. The effect of applying the transition method described in FSP 123(R)-3 is immaterial to previously reported condensed consolidated statement of cash flows and results of operations for the first quarter of 2006.
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

The fair value of options and stock-settled SAR’s granted were calculated using the following assumptions:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Risk-free interest rate	5.0%	3.8%	4.9%	3.8%
Expected dividend yield	—%	—%	—%	—%
Expected appreciation vehicle life (in years)	6	5	6	5
Weighted-average expected volatility	35%	33%	35%	33%
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
Total share-based compensation expense of $5.5 million before tax has been included in the Company’s Consolidated Statement of Earnings for the twenty-six weeks ended July 29, 2006. Included in this amount is $4.1 million of stock option and stock-settled SAR expense that was recognized as a result of adopting SFAS 123(R). No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(dollars in millions, except per share amounts)	2006	2005	2006	2005
Cost of sales	$0.8	$0.3	$1.5	$0.4
Selling, general and administrative expenses	1.9	3.5	4.0	4.6

Share-based compensation expense before income taxes	2.7	3.8	5.5	5.0
Tax benefit	(1.0)	(1.4)	(2.0)	(1.8)

Share-based compensation expense after income taxes	$1.7	$2.4	$3.5	$3.2

Effect on:
Basic earnings per share	$0.03	$0.04	$0.05	$0.05
Diluted earnings per share	0.03	0.04	0.05	0.05

NOTE 3. SHORT-TERM INVESTMENTS.
The Company had short-term investments that consisted of the following:

	July 29,	July 30,	January 28,
(dollars in millions)	2006	2005	2006
Held-to-maturity securities:
Commercial paper	$38.3	$31.4	$58.5
Agency securities	—	15.6	—
Certificates of deposit	0.7	5.0	0.5
Municipal obligations	—	1.2	—

Total short-term investments	$39.0	$53.2	$59.0

Held-to-maturity securities are carried at amortized cost. As of July 29, 2006, the maturities for held-to-maturity securities were less than one year. As of July 29, 2006, July 30, 2005, and January 28, 2006, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.
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
The significant components of the restructuring charge incurred during the twenty-six weeks ended 2006, and the status of the restructuring-related liabilities, which are included in accrued expenses ($1.7 million) and current liabilities of discontinued operations ($2.2 million) in the July 29, 2006 condensed consolidated balance sheets, are summarized below:

			2006 Charges
	Total Charges	Accrual Balance as of		Accrual	Cash	Accrual Balance as of
(dollars in millions)	to Date	January 28, 2006	Costs Incurred	Adjustments	Payments	July 29, 2006
Employee severance costs	$9.0	$1.0	$—	$—	$(0.4)	$0.6
Contract termination costs	29.2	5.5	—	0.7	(2.9)	3.3
Other exit costs	5.1	—	—	—	—	—

	43.3	$6.5	$—	$0.7	$(3.3)	$3.9

Asset impairments and net disposal losses	35.0

Total Charges	$78.3

Restructuring-related accrued liabilities were $9.9 million as of July 30, 2005.
The Company expects that the payments of employee severance costs will be substantially completed by June 2007. The remaining contract termination obligations primarily relate to lease obligations for vacant space (certain lease terms extending through April 2013) resulting from the store closings.
The Payless and Parade stores located in Chile, Peru, Puerto Rico and Canada were components of the Payless International Segment. The restructured Parade and Payless stores located in the United States were components of the Payless Domestic segment. The total charge for the twenty-six weeks ended July 29, 2006 related to the Payless Domestic segment.

NOTE 5. DISCONTINUED OPERATIONS.
In accordance SFAS No. 144, the results of operations for the thirteen weeks and twenty-six weeks ended July 29, 2006 and July 30, 2005 for Parade, Peru, Chile and 26 Payless closed stores are classified as discontinued operations. The following is a summary of these results (all activity occurred within the Payless Domestic segment):

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
(dollars in millions)	2006	2005	2006	2005
Earnings (loss) from discontinued operations before income taxes	$0.2	$(3.0)	$(0.4)	$(5.5)
Provision (benefit) for income taxes	0.1	(1.1)	(0.1)	(2.1)

Earnings (loss) from discontinued operations, net of income taxes	$0.1	$(1.9)	$(0.3)	$(3.4)

Additionally, the condensed consolidated balance sheets include the assets of Parade, Peru, Chile and the 26 Payless closed stores presented as discontinued operations. As of July 29, 2006, July 30, 2005 and January 28, 2006, the current and non-current assets and liabilities of discontinued operations (all balances are components of the Payless Domestic segment) were as follows:

(dollars in millions)	July 29, 2006	July 30, 2005	January 28, 2006
Assets
Current assets:
Current deferred income taxes	$0.9	$2.5	$1.3
Other current assets	0.2	0.4	0.3

Total current assets of discontinued operations	$1.1	$2.9	$1.6

Liabilities
Current liabilities:
Accrued expenses	$2.4	$6.2	$3.4

Total current liabilities of discontinued operations	$2.4	$6.2	$3.4

NOTE 6. INVENTORIES.
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $23.1 million, $19.1 million and $20.1 million are included in inventories in the condensed consolidated balance sheets at July 29, 2006, July 30, 2005, and January 28, 2006, respectively.
NOTE 7. FAVORABLE LEASES.
Favorable leases subject to amortization pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” are as follows:

(dollars in millions)	July 29, 2006	July 30, 2005	January 28, 2006
Gross carrying amount	$72.6	$76.6	$75.6
Less: accumulated amortization	(56.9)	(56.7)	(57.4)

Carrying amount, end of period	$15.7	$19.9	$18.2

Amortization expense on favorable leases follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Amortization expense on favorable leases	$0.7	$0.8	$1.5	$1.7
The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount
Remainder of 2006	$1.6
2007	2.7
2008	2.4
2009	2.0
2010	1.8

NOTE 8. LONG-TERM DEBT AND LINE OF CREDIT.
The Company maintains a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. In April 2006, the Company entered into its First Amendment to the Facility. Among other things, the amendment extends the term of the Facility until January 15, 2011, allows the Company to increase the maximum borrowing amount up to $250 million from $200 million prior to expiration of the Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0% to 1.5%, or the base rate as defined in the agreement governing the Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at July 29, 2006, was 6.49%. No amounts were drawn on the Facility as of July 29, 2006. Based on its current borrowing base, the Company may borrow up to $200.0 million under its Facility, less $27.8 million in outstanding letters of credit as of July 29, 2006.
In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of July 29, 2006, the Company was in compliance with all covenants. As of July 29, 2006, the fair value of the Notes was $204.7 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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
Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually for reasonableness. The components of net periodic benefit costs for the plan were:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Components of pension expense:
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.3	0.3	0.7	0.6
Amortization of prior service cost	0.1	0.1	0.2	0.1
Amortization of actuarial loss	0.1	—	0.1	0.1

Total	$0.7	$0.6	$1.4	$1.2

NOTE 10. INCOME TAXES.
The Company’s effective income tax rate on continuing operations was 34.7% during the second quarter of 2006 compared to 31.8% in the second quarter of 2005. The Company’s effective income tax rate on continuing operations was 34.8%during the first six months of 2006 compared to 29.9% in first six months of 2005. The difference in the overall effective tax rate for 2006 compared to 2005 relates primarily to favorable discreet events, including the settlement of income tax audits, recorded in the first two quarters of 2005. In total for fiscal 2006, the effective income tax rate is expected to be approximately 35.0%, exclusive of any discreet events.

NOTE 11. COMPREHENSIVE INCOME.
The following table shows the computation of comprehensive income:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net earnings	$32.5	$19.9	$68.5	$50.1
Foreign currency translation adjustments	(0.6)	1.2	0.9	1.1

Total comprehensive income	$31.9	$21.1	$69.4	$51.2

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.
NOTE 12. EARNINGS PER SHARE.
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled stock appreciation rights and nonvested shares. Diluted earnings per share has been computed as follows:

(dollars in millions, except per	13 Weeks Ended		26 Weeks Ended
share; shares in thousands)	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net earnings from continuing operations	$32.4	$21.8	$68.8	$53.5

Weighted average common shares outstanding — basic	66,483	67,451	66,539	67,279

Net effect of dilutive stock options based on the treasury stock method	959	472	924	81

Dilutive shares due to nonvested shares	116	32	106	46

Outstanding shares for diluted earnings per share	67,558	67,955	67,569	67,406

Diluted earnings per share from continuing operations	$0.48	$0.32	$1.02	$0.79

The Company excludes stock options and stock-settled stock appreciation rights with exercise prices greater than the average market price of the Company’s common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. The Company excluded approximately 33,000 stock options and stock-settled stock appreciation rights from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2006. The Company excluded approximately 1,600,000 and 7,700,000 stock options from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2005, respectively. There were no stock-settled stock appreciation rights outstanding in the twenty-six weeks ended July 30, 2005.
NOTE 13. SEGMENT REPORTING.
The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands and operations in Japan. The Company’s operations in the Central American Region, the South American Region and Japan are operated as joint ventures in which the Company maintains a 60% ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $6.4 million and $5.0 million during the second quarters of 2006 and 2005, respectively. During the first six months of 2006 and 2005, these total costs and fees amounted to $11.4 million and $9.4 million, respectively. The reporting period for operations in the South American Region, the Central American Region and Japan are on a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.

Information on the segments is as follows:

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated
13 weeks ended July 29, 2006:

Revenues from external customers	$604.6	$101.8	$706.4
Operating profit from continuing operations	37.4	11.8	49.2

26 weeks ended July 29, 2006:

Revenues from external customers	$1,217.7	$183.5	$1,401.2
Operating profit from continuing operations	89.5	15.7	105.2
Total assets	1,204.8	166.0	1,370.8

13 weeks ended July 30, 2005:

Revenues from external customers	$602.2	$91.7	$693.9
Operating profit from continuing operations	25.4	8.8	34.2

26 weeks ended July 30, 2005:

Revenues from external customers	$1,217.2	$171.9	$1,389.1
Operating profit from continuing operations	69.0	12.2	81.2
Total assets	1,133.1	156.3	1,289.4
As of January 28, 2006, total assets in the Payless Domestic and Payless International segments were $1,157.5 million and $157.0 million, respectively. Total assets for the Payless Domestic segment include $5.9 million in goodwill as of July 29, 2006, July 30, 2005, and January 28, 2006.
NOTE 14. COMMITMENTS AND CONTINGENCIES.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and has filed an answer. A pre-trial conference is scheduled for September 18, 2006, at which time a trial date may be scheduled. An estimate of the possible loss, if any, or the range of the loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, Company filed a petition for writ of certiorari to the United States Supreme Court. The District Court lifted the litigation stay on July 12, 2006. No trial date has been set. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
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
On or about June 23, 2006, a Complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned Asics, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution and unfair competition. On that same date, Asics also filed a motion for a preliminary injunction to stop sales and advertising of the Champion® Rebel pending trial. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed an answer and counterclaims for unfair competition, breach of the terms of a prior agreement and cancellation of Asics’ trademarks. The court issued a ruling on August 24, 2006 granting the preliminary injunction, which would take effect after entry of a corresponding order and the posting of a security bond to protect the Company in the event the preliminary injunction was wrongly issued. The Company plans to appeal the preliminary injunction and seek a stay of the injunction pending appeal. A scheduling conference is set for September 25, 2006. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
NOTE 15. HURRICANES KATRINA, RITA, and WILMA.
As of July 29, 2006, the Company has nine stores not open for operations as a result of damages sustained from Hurricanes Katrina, Rita and Wilma and the Company has received $7.4 million from its insurance company as partial payment on its claims related to the hurricanes. Of this amount, $3.7 million was received in the second quarter of 2006 and $3.0 million in the first quarter of 2006. The second quarter payment resulted in a gain of $2.4 million due to the fact that the payment reimbursed certain inventory and long-lived asset losses in excess of net book value and also included business interruption insurance proceeds. The entire amount of the gain was recorded in cost of sales in the condensed consolidated statements of earnings for the thirteen and twenty-six weeks ended July 29, 2006. The Company is unable to determine the amount and timing of any future insurance recoveries in excess of the receivable currently recorded.
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
In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. In the consolidated statements of earnings, the Company presents sales net of such taxes within the scope of EITF Issue 06-3. This Issue will not have an impact on the Company’s consolidated financial statements.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first fiscal quarter of 2007, as required, and the cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company is in the process of evaluating FIN 48’s impact on the Company’s consolidated financial statements.
NOTE 17. RELATED PARTY TRANSACTIONS.
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of July 29, 2006, July 30, 2005, and January 28, 2006, were $4.7 million, $3.7 million and $9.3 million, respectively. Total borrowings from the Company’s Latin American partners were $4.5 million, $7.6 million and $6.4 million as of July 29, 2006, July 30, 2005, and January 28, 2006, respectively. In addition, the Company recorded interest expense of $0.1 million for both the twenty-six weeks ended July 29, 2006 and July 30, 2005, related to these borrowings.
NOTE 18. SUBSEQUENT EVENT
On August 11, 2006, the Company committed to a plan to exit retail operations in Japan, closing its one test location. The Company expects to be substantially complete with the exit by the end of the third quarter of 2006. Total exit costs are estimated to be between $2 million and $3 million. Substantially all of the exit costs will be incurred in the third quarter of 2006, and results of Japan retail operations for all periods will be presented as discontinued operations beginning with the third quarter of 2006.
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
The following supplemental financial information sets forth, on a consolidating basis, the condensed balanced sheets for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Payless ShoeSource, Inc. and subsidiaries as of July 29, 2006, July 30, 2005, and January 28, 2006, condensed statements of earnings for the thirteen-week and twenty-six-week periods ended July 29, 2006, and July 30, 2005, and the condensed statements of cash flows for the twenty-six-week periods ended July 29, 2006 and July 30, 2005. With the exception of operations in the Central American and South American Regions and Japan in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
The Non-guarantor Subsidiaries are made up of the Company’s retail operations in the Central American Region, the South American Region, Canada, Saipan, Puerto Rico and Japan and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. The operations in the Central and South American Regions and Japan use a December 31 year-end. Operations in the Central American Region, the South American Region and Japan are included in the Company’s results on a one-month lag relative to results from other regions. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
Under the indenture governing the Notes, the Company’s subsidiaries in Singapore and Japan are designated as unrestricted subsidiaries. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant.

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 29, 2006

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$332.1	$71.5	$—	$403.6
Short-term investments	—	38.3	0.7	—	39.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	288.6	67.0	(4.7)	350.9
Current deferred income taxes	—	14.6	5.5	—	20.1
Other current assets	36.0	94.3	60.8	(126.1)	65.0
Current assets of discontinued operations	—	1.1	—	—	1.1

Total current assets	36.0	769.0	207.5	(130.8)	881.7

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,072.1	145.9	—	1,218.0
Accumulated depreciation and amortization	—	(747.7)	(86.0)	—	(833.7)

Property and equipment, net	—	332.1	59.9	—	392.0
Favorable leases, net	—	15.7	—	—	15.7
Deferred income taxes	—	23.6	5.8	—	29.4
Goodwill	—	5.9	—	—	5.9
Other assets	1,248.1	464.8	1.8	(1,668.6)	46.1

Total Assets	$1,284.1	$1,611.1	$275.0	$(1,799.4)	$1,370.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$0.5	$—	$0.9
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	136.8	75.2	(57.2)	154.8
Accrued expenses	102.3	145.2	7.0	(73.6)	180.9
Current liabilities of discontinued operations	—	2.4	—	—	2.4

Total current liabilities	102.3	284.8	84.7	(130.8)	341.0
Long-term debt	480.5	0.3	4.0	(283.1)	201.7
Other liabilities	1.9	100.5	15.5	—	117.9
Minority interest	—	—	10.8	—	10.8
Commitments and contingencies (Note 14)

Total shareowners’ equity	699.4	1,225.5	160.0	(1,385.5)	699.4

Total Liabilities and Shareowners’ Equity	$1,284.1	$1,611.1	$275.0	$(1,799.4)	$1,370.8

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 30, 2005

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$214.5	$93.3	$—	$307.8
Short-term investments	—	53.2	—	—	53.2
Restricted cash	—	—	2.0	—	2.0
Inventories	—	291.3	74.3	(3.7)	361.9
Current deferred income taxes	—	22.3	0.1	—	22.4
Other current assets	23.1	82.2	21.7	(70.2)	56.8
Current assets of discontinued operations	—	2.9	—	—	2.9

Total current assets	23.1	666.4	191.4	(73.9)	807.0

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,050.9	138.3	—	1,189.2
Accumulated depreciation and amortization	—	(724.6)	(73.3)	—	(797.9)

Property and equipment, net	—	334.0	65.0	—	399.0
Favorable leases, net	—	19.9	—	—	19.9
Deferred income taxes	—	23.7	11.4	—	35.1
Goodwill	—	5.9	—	—	5.9
Other assets	1,124.6	456.8	1.8	(1,560.7)	22.5

Total Assets	$1,147.7	$1,506.7	$269.6	$(1,634.6)	$1,289.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$1.2	$—	$1.6
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	124.6	68.9	(45.6)	147.9
Accrued expenses	8.3	164.1	19.7	(28.3)	163.8
Current liabilities of discontinued operations	—	6.2	—	—	6.2

Total current liabilities	8.3	295.3	91.8	(73.9)	321.5
Long-term debt	480.3	0.7	6.4	(283.1)	204.3
Other liabilities	1.9	83.9	12.3	(0.1)	98.0
Minority interest	—	—	8.4	—	8.4
Commitments and contingencies (Note 14)

Total shareowners’ equity	657.2	1,126.8	150.7	(1,277.5)	657.2

Total Liabilities and Shareowners’ Equity	$1,147.7	$1,506.7	$269.6	$(1,634.6)	$1,289.4

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 28, 2006

	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$310.5	$68.4	$—	$378.9
Short-term investments	—	58.5	0.5	—	59.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	271.3	64.3	(2.6)	333.0
Current deferred income taxes	—	19.3	0.9	—	20.2
Other current assets	28.7	82.7	31.7	(83.3)	59.8
Current assets of discontinued operations	—	1.6	—	—	1.6

Total current assets	28.7	743.9	167.8	(85.9)	854.5

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,044.3	142.0	—	1,186.3
Accumulated depreciation and amortization	—	(728.8)	(79.1)	—	(807.9)

Property and equipment, net	—	323.2	62.9	—	386.1
Favorable leases, net	—	18.2	—	—	18.2
Deferred income taxes	—	18.5	9.0	—	27.5
Goodwill	—	5.9	—	—	5.9
Other assets	1,157.1	405.5	1.7	(1,542.0)	22.3

Total Assets	$1,185.8	$1,515.2	$241.4	$(1,627.9)	$1,314.5

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	159.4	66.3	(56.8)	168.9
Accrued expenses	51.5	127.4	14.0	(29.1)	163.8
Current liabilities of discontinued operations	—	3.4	—	—	3.4

Total current liabilities	51.5	290.6	82.3	(85.9)	338.5
Long-term debt	480.4	0.6	6.4	(283.2)	204.2
Other liabilities	1.9	94.9	12.5	—	109.3
Minority interest	—	—	10.5	—	10.5
Commitments and contingencies (Note 14)
Total shareowners’ equity	652.0	1,129.1	129.7	(1,258.8)	652.0

Total Liabilities and Shareowners’ Equity	$1,185.8	$1,515.2	$241.4	$(1,627.9)	$1,314.5

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)

	13 Weeks Ended July 29, 2006
	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$635.8	$213.0	$(142.4)	$706.4
Cost of sales	—	441.4	160.5	(139.4)	462.5

Gross margin	—	194.4	52.5	(3.0)	243.9
Selling, general and administrative expense	1.2	167.5	28.7	(3.0)	194.4
Restructuring charges	—	0.3	—	—	0.3

Operating (loss) profit from continuing operations	(1.2)	26.6	23.8	—	49.2
Interest expense	9.3	—	0.5	(5.3)	4.5
Interest income	—	(9.9)	(0.6)	5.3	(5.2)
Equity in earnings of subsidiaries	(39.3)	(20.8)	—	60.1	—

Earnings from continuing operations before income taxes and minority interest	28.8	57.3	23.9	(60.1)	49.9
(Benefit) provision for income taxes	(3.7)	18.1	2.9	—	17.3

Earnings from continuing operations before minority interest	32.5	39.2	21.0	(60.1)	32.6
Minority interest, net of income taxes	—	—	(0.2)	—	(0.2)

Net earnings from continuing operations	32.5	39.2	20.8	(60.1)	32.4
Earnings from discontinued operations, net of income taxes and minority interest	—	0.1	—	—	0.1

Net earnings	$32.5	$39.3	$20.8	$(60.1)	$32.5

	13 Weeks Ended July 30, 2005
	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$631.7	$193.3	$(131.1)	$693.9
Cost of sales	—	435.4	151.5	(128.1)	458.8

Gross margin	—	196.3	41.8	(3.0)	235.1
Selling, general and administrative expense	1.7	174.2	28.0	(3.0)	200.9
Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(1.7)	22.1	13.8	—	34.2
Interest expense	7.9	0.4	0.2	(3.5)	5.0
Interest income	—	(5.8)	(0.3)	3.5	(2.6)
Equity in earnings of subsidiaries	(26.1)	(12.5)	—	38.6	—

Earnings from continuing operations before income taxes and minority interest	16.5	40.0	13.9	(38.6)	31.8
(Benefit) provision for income taxes	(3.4)	12.0	1.5	—	10.1

Earnings from continuing operations before minority interest	19.9	28.0	12.4	(38.6)	21.7
Minority interest, net of income taxes	—	—	0.1	—	0.1

Net earnings from continuing operations	19.9	28.0	12.5	(38.6)	21.8
Loss from discontinued operations, net of income taxes and minority interest	—	(1.9)	—	—	(1.9)

Net earnings	$19.9	$26.1	$12.5	$(38.6)	$19.9

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)

	26 Weeks Ended July 29, 2006
	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,278.1	$416.5	$(293.4)	$1,401.2
Cost of sales	—	859.4	329.1	(286.9)	901.6

Gross margin	—	418.7	87.4	(6.5)	499.6
Selling, general and administrative expense	2.3	344.3	54.0	(6.5)	394.1
Restructuring charges	—	0.3	—	—	0.3

Operating (loss) profit from continuing operations	(2.3)	74.1	33.4	—	105.2
Interest expense	18.2	0.6	0.5	(9.9)	9.4
Interest income	—	(18.8)	(1.1)	9.9	(10.0)
Equity in earnings of subsidiaries	(81.7)	(27.9)	—	109.6	—

Earnings from continuing operations before income taxes and minority interest	61.2	120.2	34.0	(109.6)	105.8
(Benefit) provision for income taxes	(7.3)	38.2	5.9	—	36.8

Earnings from continuing operations before minority interest	68.5	82.0	28.1	(109.6)	69.0
Minority interest, net of income taxes	—	—	(0.2)	—	(0.2)

Net earnings from continuing operations	68.5	82.0	27.9	(109.6)	68.8
Loss from discontinued operations, net of income taxes and minority interest	—	(0.3)	—	—	(0.3)

Net earnings	$68.5	$81.7	$27.9	$(109.6)	$68.5

	26 Weeks Ended July 30, 2005
	Parent	Guarantor	Non-guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,274.7	$357.9	$(243.5)	$1,389.1
Cost of sales	—	862.7	284.9	(238.0)	909.6

Gross margin	—	412.0	73.0	(5.5)	479.5
Selling, general and administrative expense	2.3	347.6	53.2	(5.5)	397.6
Restructuring charges	—	0.7	—	—	0.7

Operating (loss) profit from continuing operations	(2.3)	63.7	19.8	—	81.2
Interest expense	15.2	0.7	0.7	(6.7)	9.9
Interest income	—	(10.2)	(0.8)	6.7	(4.3)
Equity in earnings of subsidiaries	(61.4)	(18.6)	—	80.0	—

Earnings from continuing operations before income taxes and minority interest	43.9	91.8	19.9	(80.0)	75.6
(Benefit) provision for income taxes	(6.2)	27.0	1.8	—	22.6

Earnings from continuing operations before minority interest	50.1	64.8	18.1	(80.0)	53.0
Minority interest, net of income taxes	—	—	0.5	—	0.5

Net earnings from continuing operations	50.1	64.8	18.6	(80.0)	53.5
Loss from discontinued operations, net of income taxes and minority interest	—	(3.4)	—	—	(3.4)

Net earnings	$50.1	$61.4	$18.6	$(80.0)	$50.1

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the 26 Weeks Ended July 29, 2006

	Parent	Guarantor	Non-Guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$68.5	$81.7	$27.9	$(109.6)	$68.5
Loss from discontinued operations, net of income taxes and minority interest	—	0.3	—	—	0.3

Net earnings from continuing operations	68.5	82.0	27.9	(109.6)	68.8
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	4.2	0.6	—	4.8
Depreciation and amortization	—	38.7	6.2	—	44.9
Amortization of deferred financing costs	0.4	0.1	—	—	0.5
Share-based compensation expense	—	5.0	0.5	—	5.5
Deferred income taxes	—	(0.4)	1.5	—	1.1
Minority interest, net of income taxes	—	—	0.2	—	0.2
Income tax benefit of share-based compensation	—	0.4	—	—	0.4
Accretion of investments	—	(1.6)	—	—	(1.6)
Changes in working capital:
Inventories	—	(17.3)	(2.4)	2.1	(17.6)
Other current assets	(7.3)	(14.8)	(29.3)	42.8	(8.6)
Accounts payable	—	(23.6)	8.9	(0.4)	(15.1)
Accrued expenses	50.8	18.8	(9.2)	(44.5)	15.9
Other assets and liabilities, net	(81.0)	(31.8)	2.0	109.6	(1.2)
Net cash used in discontinued operations	—	(0.8)	—	—	(0.8)

Cash flow provided by operating activities	31.4	58.9	6.9	—	97.2

Investing Activities:
Capital expenditures	—	(49.3)	(3.5)	—	(52.8)
Proceeds from sale of property and equipment	—	3.2	—	—	3.2
Intangible asset additions	—	(15.1)	—	—	(15.1)
Purchases of investments	—	(89.2)	(0.7)	—	(89.9)
Sales and maturities of investments	—	111.0	0.5	—	111.5
Investment in subsidiaries	—	(1.5)	—	1.5	—

Cash flow used in investing activities	—	(40.9)	(3.7)	1.5	(43.1)

Financing Activities:
Excess tax benefits from share-based compensation	—	4.0	—	—	4.0
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.2)	(1.9)	—	(2.1)
Issuances of common stock	25.1	—	—	—	25.1
Purchases of common stock	(56.5)	—	—	—	(56.5)
Contribution by / distributions to parent	—	—	1.5	(1.5)	—
Distributions to minority owners	—	—	(1.0)	—	(1.0)
Contributions by minority owners	—	—	1.2	—	1.2

Cash flow (used in) provided by financing activities	(31.4)	3.6	(0.2)	(1.5)	(29.5)

Effect of exchange rate changes on cash	—	—	0.1	—	0.1

Increase in cash and cash equivalents	—	21.6	3.1	—	24.7
Cash and cash equivalents, beginning of year	—	310.5	68.4	—	378.9

Cash and cash equivalents, end of period	$—	$332.1	$71.5	$—	$403.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the 26 Weeks Ended July 30, 2005

	Parent	Guarantor	Non-Guarantor
(dollars in millions)	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$50.1	$61.4	$18.6	$(80.0)	$50.1
Loss from discontinued operations, net of income taxes and minority interest	—	3.4	—	—	3.4

Net earnings from continuing operations	50.1	64.8	18.6	(80.0)	53.5
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	5.0	0.2	—	5.2
Depreciation and amortization	—	41.6	4.4	—	46.0
Amortization of deferred financing costs	—	0.6	—	—	0.6
Share-based compensation expense	0.3	—	—	—	0.3
Deferred income taxes	—	1.0	(0.1)	—	0.9
Minority interest, net of income taxes	—	—	(0.5)	—	(0.5)
Income tax benefit of stock-based compensation	0.8	—	—	—	0.8
Accretion of investments	—	(0.4)	—	—	(0.4)
Changes in working capital:
Inventories	—	(14.2)	(3.3)	0.9	(16.6)
Other current assets	(6.3)	(31.6)	28.5	9.3	(0.1)
Accounts payable	—	4.8	(9.7)	(6.5)	(11.4)
Accrued expenses	1.1	13.8	(0.7)	(3.7)	10.5
Other assets and liabilities, net	(55.9)	(18.3)	(1.1)	80.0	4.7
Net cash used in discontinued operations	—	(6.5)	—	—	(6.5)

Cash flow (used in) provided by operating activities	(9.9)	60.6	36.3	—	87.0

Investing Activities:
Capital expenditures	—	(34.2)	(1.1)	—	(35.3)
Proceeds from sale of property and equipment	—	0.8	—	—	0.8
Restricted cash	—	—	1.0	—	1.0
Purchases of investments	—	(71.5)	—	—	(71.5)
Sales and maturities of investments	—	40.0	—	—	40.0
Investment in subsidiaries	—	24.2	—	(24.2)	—

Cash flow used in investing activities	—	(40.7)	(0.1)	(24.2)	(65.0)

Financing Activities:
Repayment of notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	0.1	1.2	—	1.3
Issuances of common stock	12.3	—	—	—	12.3
Purchases of common stock	(2.4)	—	—	—	(2.4)
Distributions to parent	—	—	(24.2)	24.2	—
Contributions by minority owners	—	—	0.5	—	0.5

Cash flow provided by (used in) financing activities	9.9	0.1	(23.5)	24.2	10.7

Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Increase in cash and cash equivalents	—	20.0	14.5	—	34.5
Cash and cash equivalents, beginning of year	—	194.5	78.8	—	273.3

Cash and cash equivalents, end of period	$—	$214.5	$93.3	$—	$307.8

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; litigation including intellectual property and employment litigation; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward looking statements, please refer to our 2005 Annual Report on Form 10-K for the fiscal year ended January 28, 2006 including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
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
For the second quarter of 2006, total sales increased 1.8%, or $12.5 million, to $706.4 million as compared to the second quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, increased 2.2%. Gross margin was 34.5% of sales in the current year’s second quarter, versus 33.9% in the prior year’s second quarter. For the first six months of 2006, total sales increased 0.9%, or $12.1 million, to $1,401.2 million as compared to the first six months of 2005. Same-store sales increased 1.3%. Gross margin was 35.7% of sales in the first six months of 2006, versus 34.5% in the same period in 2005. The improvement in gross margin resulted primarily from more favorable initial mark-on relative to last year.
Our cash and cash equivalents balance at the end of the 2006 second quarter was $403.6 million, an increase of $24.7 million from the end of 2005 and an increase of $95.8 million over the 2005 second quarter. Our short-term investments balance at the end of the 2006 second quarter was $39.0 million, a decrease of $20.0 million from the end of 2005 and a decrease of $14.2 million from the 2005 second quarter. Total inventories at the end of the 2006 second quarter were $350.9 million, a reduction of $11.0 million from the 2005 second quarter. Total inventory at cost per store declined by 2.2%.
Our strategy is focused on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations. Our mission is to become the first choice for style and value in footwear and accessories for our target consumers. Creating an emotional connection with our target consumers is the core element of our overall strategy.
The consumer segments we are targeting are driven primarily by product that allows them to express themselves through fashion. These customer segments not only purchase more shoes, but they also have less price sensitivity. A portion of our customers will continue to be driven more by price in making their purchase decisions, but fashion is still a consideration. Through elements of promotion and pricing tiers, we plan to maintain market share with the budget-oriented shopper while driving the opportunity to increase market share with the expressive customers. A meaningful proportion of our product is offered at opening price points that reflect historical pricing levels. However, we have been able to inject higher price points for on-trend, higher quality, fashionable product that similarly makes a great value statement with our expressive customer. Where we reinvested in the quality, aesthetics and other design elements of our product, we were able to successfully segment retails. We also see positive long-term opportunities in our accessories category, and we are putting together an organization, which can capitalize on this opportunity. Over time, we will be injecting a wider range of fashionable accessories in our stores, with a focus on handbags that will compliment our footwear.
The next component of our strategy is brand marketing effectiveness, and the development of a “House of Brands” architecture in our overall Payless brand positioning. We intend to build, license or buy appropriate aspirational brands to cover all of our major customer segments. As we continue to increase the proportion of branded footwear in our assortment, we will have more pricing flexibility to increase average retails. The acquisition of the American Eagle brand is an example of this strategy which will continue to be implemented over a period of years. Also, in June 2006 we officially launched the new Payless logo, which incorporates key design elements that leverage our heritage and communicate a “new and improved” Payless, a brand that is contemporary, fun, friendly and above all, stylish. The logo will amplify the new Payless brand essence . . . inspiring fun, fashion possibilities for the family. Going forward, we will use the new logo in all facets of marketing and communications, including television and print advertising, in stores, and online. All new stores opening in 2006 will feature the new logo on store fronts; current stores will receive new exterior signage concurrent with any remodel in a phased approach over time.
We are working on two new store designs to improve our ability to showcase our merchandise, improve the in-store experience for our customers, and further support the Payless brand identity. We are testing a modified store format and, based on the results of these tests, virtually all of our 2006 store openings will incorporate this design. We expect to have approximately 230 stores in this format by the end of fiscal 2006. The second quarter of 2006 also marked the launch of the new Payless “Fashion Lab” concept. This store format is designed to enable shoppers to experiment with fashion and to be inspired by our product. Over time, we intend to open approximately 100 new fashion lab stores in highly productive fashion malls and central business districts. In addition, over time we intend to remodel 100 to 200 of our most productive existing fashion mall and central business district stores to our fashion lab design.
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
SHARE-BASED COMPENSATION
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
Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
Beginning in fiscal year 2006, we changed our method of determining the fair value of share-based awards for awards granted in fiscal year 2006 from the Black-Scholes model to a binomial model. The binomial model considers a range of assumptions relative to volatility, risk-free interest rates and employee exercise behavior, which more accurately models actual employee behaviors. We believe the binomial model provides a fair value that is more representative of actual and future experience. In addition, we have elected to use the straight-line attribution method to recognize expense for all awards with graded or cliff vesting. We used the tranche specific attribution method for stock option and nonvested share awards with graded vesting prior to the adoption of SFAS 123(R). All share-based awards issued after the adoption of SFAS 123(R) will be expensed under the straight-line attribution method.
As of July 29, 2006, we had unrecognized compensation expense related to nonvested awards of approximately $18.4 million, which is expected to be recognized over a weighted average period of 1.6 years.
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
In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. In the consolidated statement of earnings, we present sales net of such taxes within the scope of EITF Issue 06-3. This Issue will not have an impact on our consolidated financial statements.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 in the first fiscal quarter of 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We are in the process of evaluating FIN 48’s impact on our consolidated financial statements.
REVIEW OF OPERATIONS
The following discussion summarizes the significant factors affecting operating results for the second quarter and first six months ended July 29, 2006 (“2006”) compared to July 30, 2005 (“2005”).
NET EARNINGS
We recorded net earnings of $32.5 million in the second quarter of 2006 compared with net earnings of $19.9 million in the second quarter of 2005. For the first six months of 2006, net earnings were $68.5 million compared with $50.1 million in the 2005 comparable period.

The following table presents the components of costs and expenses, as a percent of revenues, for the second quarter and first six months of 2006 and 2005.

	Second Quarter		First Six Months
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales	65.5	66.1	64.3	65.5

Gross margin	34.5	33.9	35.7	34.5

Selling, general and administrative expense	27.5	29.0	28.1	28.6

Restructuring charges	—	—	—	0.1

Operating profit from continuing operations	7.0	4.9	7.6	5.8

Interest (income) expense, net	(0.1)	0.3	—	0.4

Earnings from continuing operations before income taxes and minority interest	7.1	4.6	7.6	5.4

Effective income tax rate*	34.7	31.8	34.8	29.9

Earnings from continuing operations before minority interest	4.6	3.1	4.9	3.8

Minority interest	—	—	—	—

Earnings from continuing operations	4.6	3.1	4.9	3.8

Loss from discontinued operations, net of income taxes and minority interest	—	(0.2)	—	(0.2)

Net Earnings	4.6%	2.9%	4.9%	3.6%

*	Percent of pre-tax earnings
NET SALES
Net sales are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the second quarter and first six months of 2006 and 2005 exclude all stores in Japan and the South American and Central American Regions.
Sales percent increases (decreases) are as follows:

	Second Quarter		First Six Months
	2006	2005	2006	2005

Net Sales	1.8%	(0.2)%	0.9%	0.1%
Same-store Sales	2.2	1.5	1.3	2.1
Average selling price per unit	12.9	6.3	13.0	5.9
Unit volume	(9.7)	(6.4)	(10.8)	(5.4)
Footwear average selling price per unit	12.3	5.4	11.7	4.2
Footwear unit volume	(8.3)	(5.2)	(8.4)	(3.2)
Non-footwear average selling price per unit	7.4	8.0	7.3	8.1
Non-footwear unit volume	(17.1)	(11.9)	(20.5)	(13.6)
Net sales for the 2006 second quarter totaled $706.4 million compared with $693.9 million in the 2005 second quarter. Same-store sales increased in the second quarter of 2006 from 2005, primarily due to a positive performance in women’s sandals, women’s athletics and casuals, and girl’s shoes. This was offset by weaker performances in women’s dress shoes, children’s athletics and accessories.
Net sales for the first six months of 2006 totaled $1,401.2 million compared with $1,389.1 million in the first six months of 2005. Net sales and same-store sales increased in the first six months of 2006 from 2005 primarily due to positive sales performance in women’s sandals, women’s athletic and casuals, and girl’s shoes, partially offset by weaker performance in women’s dress shoes, boy’s shoes and accessories.

COST OF SALES
Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $462.5 million in the 2006 second quarter, up 0.8% from $458.8 million in the 2005 second quarter. For the first six months of 2006, cost of sales was $901.6 million, down 0.9% from $909.6 million in the first six months of 2005.
As a percentage of net sales, cost of sales was 65.5% in the second quarter of 2006, compared with 66.1% in the second quarter of 2005. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial mark-on relative to last year, partially offset by increases in occupancy costs compared to last year. As a percentage of net sales, cost of sales was 64.3% in the first six months of 2006, compared with 65.5% in the first six months of 2005. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial mark-on relative to last year. For the second quarter and six months ended July 29, 2006, cost of sales includes a $2.4 million gain related to insurance recoveries associated with hurricanes Katrina, Rita, and Wilma. We are unable to determine the amount and timing of any future insurance recoveries.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $194.4 million in the second quarter of 2006, a decrease of 3.2% from $200.9 million in the second quarter of 2005. For the first six months of 2006, selling, general and administrative expenses were $394.1 million, a decrease of 0.9% from $397.6 million in the 2005 period.
As a percentage of net sales, selling, general and administrative expenses were 27.5% during the second quarter of 2006 compared with 29.0% in the second quarter of 2005. For the first six months of 2006, selling, general and administrative expenses as a percentage of net sales were 28.1% compared with 28.6% in the 2005 period.
The decrease in the second quarter of 2006 was primarily the result of $7.9 million in management transition costs incurred last year and the receipt in the second quarter of 2006 of $2.3 million of Visa Check/Mastermoney Antitrust settlement proceeds, partially offset by a $3.8 million increase advertising expenses in the second quarter of 2006. The decrease in the first six months of 2006 was primarily the result of $7.9 million in management transition costs incurred last year and $4.4 million of lower costs for employee incentive programs this year, partially offset by $5.6 million in increased advertising costs and $3.9 million higher costs for employee relocation and recruiting in the current year.
INTEREST EXPENSE, NET
Interest expense in the second quarter of 2006 was $4.5 million, down from $5.0 million in the second quarter of 2005, primarily due to a reduction of debt. Interest income increased from $2.6 million in the second quarter of 2005 to $5.2 million in the second quarter of 2006 due primarily to an increase in cash and cash equivalents and increased yield. Interest expense decreased from $9.9 million in the first six months of 2005 to $9.4 million in the first six months of 2006 due primarily to a reduction of debt. Interest income increased from $4.3 million in the first six months of 2005 to $10.0 million in the first six months of 2006 due primarily to an increase in invested balances and increased yield.
EFFECTIVE INCOME TAX RATE
Our effective income tax rate on continuing operations was 34.7% during the second quarter of 2006 compared to 31.8% in the second quarter of 2005. Our effective income tax rate on continuing operations was 34.8% during the first six months of 2006 compared to 29.9% in first six months of 2005. The difference in the overall effective tax rate for 2006 compared to 2005 relates primarily to favorable discreet events, including the settlement of income tax audits, recorded in the first two quarters of 2005. In total for fiscal 2006, the effective income tax rate is expected to be approximately 35.0%, exclusive of any discreet events.
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

INTERNATIONAL SEGMENT OPERATING RESULTS
Our international segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, the U.S. Virgin Islands, and Japan. The following table summarizes the operating results of the international segment:

	Second Quarter		First Six Months
(dollars in millions)	2006	2005	2006	2005

Revenues from external customers	$101.8	$91.7	$183.5	$171.9
Operating profit from continuing operations	11.8	8.8	15.7	12.2
In general, gross margin percentages in our international segment are similar to those in the domestic segment. However, as a percent of revenue, our selling, general and administrative expenses in the international segment are lower than in the domestic segment primarily due to lower payroll-related expenses. Therefore, as a percentage of revenue, operating profits in our international segment exceed those in our domestic segment.
The increase in operating profit from continuing operations from the second quarter of 2005 to the second quarter of 2006 is primarily due to increased sales and improved gross margin percentages in Canada, partially offset by reduced sales in Puerto Rico. The increase in operating profit from continuing operations for the first six months of 2006 compared to 2005 is due to increased sales and improved gross margin percentages in Canada and Latin America, partially offset by reduced sales in Puerto Rico.
On August 11, 2006, we committed to a plan to exit retail operations in Japan, closing our one test location. We expect to be substantially complete with the exit by the end of the third quarter of 2006. Total exit costs are estimated to be between $2 million and $3 million. Substantially all of the exit costs will be incurred in the third quarter of 2006, and results of Japan retail operations for all periods will be presented as discontinued operations beginning with the third quarter of 2006.
LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2006 with a cash and cash equivalents balance of $403.6 million, an increase of $95.8 million over the 2005 second quarter, and short-term investments of $39.0 million, a decrease of $14.2 million over the 2005 second quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $97.2 million in the first six months of 2006, compared with $87.0 million in the first six months of 2005. As a percentage of net sales, cash flow from operations was 6.9% in the first six months of 2006, compared with 6.3% in the same period in 2005. The significant changes in cash flow during the first six months of 2006 as compared with the 2005 period relate to higher net earnings and changes in other current assets, accounts payable, accrued expenses and cash used in discontinued operations.
Cash Flow Used in Investing Activities
In the first six months of 2006, our capital expenditures totaled $52.8 million, compared with $35.3 million for the same period in 2005. We spent $15.1 million on the acquisition of intangible assets in the first six months of 2006. Capital expenditures for 2006 are expected to be approximately $120 million and, in addition, we expect to spend approximately $6 to $10 million on our western distribution center. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance these expenditures.
Cash Flow (Used in) Provided by Financing Activities
During the first six months of 2006,we issued common stock of $25.1 million in connection with our employee stock purchase, deferred compensation and equity incentive plans. We also repurchased approximately 2.4 million shares of common stock for approximately $56.5 million, which included the repurchase of shares of common stock for approximately $56.0 million under our stock repurchase program in the first six months of 2006. Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $35.9 million of common stock plus an amount equal to the proceeds from the sale of equity interests (e.g. exercise of options). This limit will change based upon our net earnings. We have approximately $111.8 million of remaining common stock repurchase authorization from our Board of Directors.
We maintain a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. In April 2006, we entered into our First Amendment to the Facility. Among other things, the amendment extends the term of the Facility until January 15, 2011, allows us to increase the maximum borrowing amount up to $250 million from $200 million prior to expiration of the Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0% to 1.5%, or the base rate as defined in the agreement governing the Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at July 29, 2006, was 6.49%. No amounts were drawn on the Facility as of July 29, 2006. Based on our current borrowing base, we may borrow up to $200.0 million under our Facility, less $27.8 million in outstanding letters of credit as of July 29, 2006.
In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of July 29, 2006, we were in compliance with all covenants. As of July 29, 2006, the fair value of the Notes was $204.7 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%
We have entered into $2.0 million of demand notes payable to efficiently finance our subsidiaries in the Central American Region. We maintain cash balances of $2.0 million in a certificate of deposit as a compensating balance to collateralize the notes payable. The notes payable accrue interest at a rate of 6.75%. The certificate of deposit earns interest at a rate of 6.00% and is reflected as restricted cash in the accompanying condensed consolidated balance sheet.
We believe that our liquid assets, cash generated from operations and the Facility will provide us with sufficient funds for capital expenditures, repurchases of our common stock and other operating activities for the next twelve months and thereafter for the foreseeable future.
Financial Commitments
For a discussion of our contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 28, 2006. There have been no significant developments with respect to our contractual obligations since January 28, 2006.
FINANCIAL CONDITION RATIOS
A summary of key financial information for the periods indicated is as follows:

	July 29, 2006	July 30, 2005	January 28, 2006
Current Ratio	2.6	2.5	2.5
Debt-Capitalization Ratio*	22.7%	24.0%	24.0%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 62.9%, 64.2% and 63.8% respectively, for the periods referred to above.

STORE ACTIVITY
As of July 29, 2006, we operated 4,584 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, the Central and South American Regions, and Japan. The following table presents the change in store count for the entire company for the second quarter and first six months of 2006 and 2005. During 2006, we intend to relocate approximately 120 stores. We consider a store relocation to be both a store opening and a store closing.

	Second Quarter		First Six Months
	2006	2005	2006	2005
Beginning of period	4,602	4,646	4,605	4,640
Stores opened	38	33	90	72
Stores closed	(56)	(54)	(111)	(87)

Ending store count	4,584	4,625	4,584	4,625

As of July 29, 2006, we operated 148 stores in the Central America Region, 30 stores in the South America Region, 314 stores in Canada and one in Japan.
CRITICAL ACCOUNTING POLICIES
In preparing the condensed consolidated financial statements included in this Form 10-Q, management makes estimates and assumptions that affect the amounts reported within the financial statements. Actual results could differ from these estimates.
Beginning in 2006, we account for share-based awards in accordance with SFAS 123(R). As required by SFAS 123(R), share-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using a binomial model. The binomial model requires various highly judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 28, 2006.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 1.0% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR and amounts borrowed.
FOREIGN CURRENCY RISK
We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the six months ended July 29, 2006, and July 30, 2005, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
In the second quarter of 2006, approximately 96% of our footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, on July 21, 2005, the PRC’s government revalued the Yuan by 2.1%, setting the exchange rate at 8.11 Yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of July 29, 2006, the last day of trading in our quarter, the exchange rate was 7.99 Yuan per U.S. dollar.

ITEM 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management is responsible for establishing disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first six months of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject.
On or about February 5, 2004, a complaint was filed against us in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. We believe we have meritorious defenses to the claims asserted in the lawsuit and have filed an answer. A pre-trial conference is scheduled for September 18, 2006, at which time a trial date may be scheduled. An estimate of the possible loss, if any, or the range of the loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
On or about December 20, 2001, a First Amended Complaint was filed against us in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. We believe we have meritorious defenses to claims asserted in the lawsuit and have filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. We requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, we filed a petition for writ of certiorari to the United States Supreme Court. The District Court lifted the litigation stay on July 12, 2006. No trial date has been set. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
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
On or about June 23, 2006, a Complaint was filed against us in the U.S. District Court for the Central District of California, captioned Asics, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark infringement, trademark dilution and unfair competition. On that same date, Asics also filed a motion for a preliminary injunction to stop sales and advertising of the Champion® Rebel pending trial. We believe we have meritorious defenses to the claims asserted in the lawsuit and filed an answer and counterclaims for unfair competition, breach of the terms of a prior agreement and cancellation of Asics’ trademarks. The court issued a ruling on August 24, 2006 granting the preliminary injunction, which would take effect after entry of a corresponding order and the posting of a security bond to protect us in the event the preliminary injunction was wrongly issued. We plan to appeal the preliminary injunction and seek a stay of the injunction pending appeal. A scheduling conference is set for September 25, 2006. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
ITEM 1A — RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended July 29, 2006, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

		Average
	Total Number of	Price	Total Number of Shares Purchased	Approximate Dollar Value of Shares
	Shares Purchased(1)	Paid per	as Part of Publicly Announced Plans	that May Yet Be Purchased Under the
Period	(in Thousands)	Share	or Programs (2) (in Thousands)	Plans or Programs (3) (in Millions)

04/30/06 – 05/27/06	6	$21.84	—	$141.3
05/28/06 – 07/01/06	739	25.92	729	122.4
07/02/06 – 07/29/06	430	24.91	428	111.8

Total	1,175	$25.52	1,157	$111.8

(1)	We repurchased an aggregate of 18 thousand shares of our common stock in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.

(3)	The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.

ITEM 6 — EXHIBITS
(a) Exhibits:

Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYLESS SHOESOURCE, INC.

Date: September 6, 2006	By: /s/ Matthew E. Rubel

Matthew E. Rubel
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 6, 2006	By: /s/ Ullrich E. Porzig

Ullrich E. Porzig
Senior Vice President
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)