Form 10-Q
period 2006-10-28
PAYLESS SHOESOURCE INC /DE/
filed 2006-12-06
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
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
           Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ). YES ☐      NO ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
65,984,298 shares as of November 30, 2006

PAYLESS SHOESOURCE, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 28, 2006
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	October 28,	October 29,	January 28,
	2006	2005	2006

ASSETS
Current Assets:
Cash and cash equivalents	$389.0	$302.9	$378.2
Short-term investments	83.4	101.2	59.0
Restricted cash	2.0	2.0	2.0
Inventories	349.2	342.4	332.6
Current deferred income taxes	18.0	18.2	20.2
Other current assets	60.3	62.9	59.6
Current assets of discontinued operations	1.4	4.6	2.9

Total current assets	903.3	834.2	854.5

Property and Equipment:

Land	7.4	7.7	7.7
Property, buildings and equipment	1,241.1	1,191.7	1,185.2
Accumulated depreciation and amortization	(843.7)	(811.3)	(807.8)

Property and equipment, net	404.8	388.1	385.1

Favorable leases, net	13.6	19.0	18.2
Deferred income taxes	31.1	24.0	27.5
Goodwill	5.9	5.9	5.9
Other assets	46.2	20.6	21.9
Noncurrent assets of discontinued operations	—	1.4	1.4

Total Assets	$1,404.9	$1,293.2	$1,314.5

LIABILITIES AND SHAREOWNERS’ EQUITY

Current Liabilities:

Current maturities of long-term debt	$0.9	$1.6	$0.4
Notes payable	2.0	2.0	2.0
Accounts payable	166.2	139.9	168.6
Accrued expenses	204.1	160.5	163.5
Current liabilities of discontinued operations	2.1	5.6	4.0

Total current liabilities	375.3	309.6	338.5

Long-term debt	201.7	204.2	204.2
Other liabilities	118.2	99.5	109.3
Minority interest	10.5	9.5	10.5
Commitments and contingencies (Note 14)
Total shareowners’ equity	699.2	670.4	652.0

Total Liabilities and Shareowners’ Equity	$1,404.9	$1,293.2	$1,314.5

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Net sales	$703.4	$666.5	$2,104.0	$2,054.7
Cost of sales	462.1	447.9	1,362.9	1,356.6

Gross margin	241.3	218.6	741.1	698.1
Selling, general and administrative expenses	196.8	183.0	589.4	578.6
Restructuring charges	0.4	1.2	0.7	1.9

Operating profit from continuing operations	44.1	34.4	151.0	117.6
Interest expense	4.8	4.7	14.2	14.6
Interest income	(5.6)	(3.2)	(15.6)	(7.5)

Earnings from continuing operations before income taxes and minority interest	44.9	32.9	152.4	110.5
Provision for income taxes	13.3	9.3	50.1	31.9

Earnings from continuing operations before minority interest	31.6	23.6	102.3	78.6
Minority interest, net of income taxes	(1.0)	(1.2)	(1.9)	(1.5)

Net earnings from continuing operations	30.6	22.4	100.4	77.1
Loss from discontinued operations, net of income taxes and minority interest	(1.7)	(0.5)	(3.0)	(5.1)

Net earnings	$28.9	$21.9	$97.4	$72.0

Basic earnings per share:
Earnings from continuing operations	$0.47	$0.33	$1.52	$1.15
Loss from discontinued operations	(0.03)	(0.01)	(0.05)	(0.08)

Basic earnings per share	$0.44	$0.32	$1.47	$1.07

Diluted earnings per share:
Earnings from continuing operations	$0.46	$0.33	$1.49	$1.14
Loss from discontinued operations	(0.03)	(0.01)	(0.04)	(0.08)

Diluted earnings per share	$0.43	$0.32	$1.45	$1.06

Basic Weighted Average Shares Outstanding	65.4	67.7	66.2	67.4

Diluted Weighted Average Shares Outstanding	66.4	68.1	67.2	67.6

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended
	October 28,	October 29,
	2006	2005

Operating Activities:
Net earnings	$97.4	$72.0
Loss from discontinued operations, net of income taxes and minority interest	3.0	5.1

Net earnings from continuing operations	100.4	77.1
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	7.2	6.8
Depreciation and amortization	66.7	68.2
Amortization of deferred financing costs	0.8	0.9
Share-based compensation expense	8.3	0.8
Deferred income taxes	4.5	16.4
Minority interest, net of income taxes	1.9	1.5
Income tax benefit from share-based compensation	0.5	1.2
Accretion of investments	(2.2)	(0.7)
Changes in working capital:
Inventories	(16.2)	3.3
Other current assets	(4.1)	(5.9)
Accounts payable	(4.9)	(16.4)
Accrued expenses	38.6	8.2
Other assets and liabilities, net	(1.5)	7.3
Net cash used in discontinued operations	(3.9)	(9.5)

Cash flow provided by operating activities	196.1	159.2

Investing Activities:
Capital expenditures	(89.6)	(49.5)
Proceeds from sale of property and equipment	3.2	0.8
Restricted cash	—	1.0
Intangible asset additions	(15.1)	—
Purchases of investments	(160.7)	(146.4)
Sales and maturities of investments	138.5	67.2
Net cash used in discontinued operations	—	(0.1)

Cash flow used in investing activities	(123.7)	(127.0)

Financing Activities:
Repayment of notes payable	—	(1.0)
Issuance of debt	—	1.2
Excess tax benefits from share-based compensation	4.2	—
Payment of deferred financing costs	(0.2)	—
Repayment of debt	(2.2)	(0.2)
Issuances of common stock	27.7	14.6
Purchases of common stock	(91.6)	(16.8)
Distributions to minority owners	(1.0)	—
Net cash provided by discontinued operations	1.2	0.9

Cash flow used in financing activities	(61.9)	(1.3)

Effect of exchange rate changes on cash	0.3	1.0

Increase in cash and cash equivalents	10.8	31.9
Cash and cash equivalents, beginning of year	378.2	271.0

Cash and cash equivalents, end of period	$389.0	$302.9

Supplemental cash flow information:
Interest paid	$19.3	$19.7
Income taxes paid	$22.6	$18.7
Non-cash investing and operating activities:
Accrued capital additions	$8.6	$5.1
Accrued intangible asset additions	$10.0	$—
See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1. INTERIM RESULTS.
These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 43-76) in the Company’s 2005 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in the Central and South American Region are operated as joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. During the thirteen weeks ended October 28, 2006, the Company exited retail operations in Japan, closing its one test location. As discussed in Note 5 below, the financial information for Japan retail operations has been classified as discontinued operations for all periods presented. The results for the thirty-nine week period ended October 28, 2006, are not necessarily indicative of the results that may be expected for the entire fifty-three week fiscal year ending February 3, 2007.
NOTE 2. SHARE-BASED COMPENSATION.
Effective January 29, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified prospective transition method and therefore has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Prior to the adoption of SFAS No. 123(R), the Company followed the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement required prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Prior to fiscal year 2006, the Company accounted for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 required compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under all of the Company’s plans were granted with an exercise price equal to the fair market value on the date of the grant.
SFAS No. 123 established a fair value based method of accounting for employee stock options or similar equity instruments. In order to calculate fair value under SFAS No. 123, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of options granted in fiscal years 1996 through 2005. The fair value was recognized over the option vesting period using tranche specific expense attribution as discussed in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans — An Interpretation of APB Opinions No. 15 and 25.”

The following table presents the effect on net earnings and earnings per share had share-based compensation expense been recorded for the thirteen weeks and thirty-nine weeks ended October 29, 2005, based on the fair-value method under SFAS No. 123.

	13 Weeks Ended	39 Weeks Ended
(dollars in millions, except per share amounts)	October 29, 2005	October 29, 2005

Net earnings:
As reported	$21.9	$72.0
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	0.1	3.2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	1.2	5.9

Pro forma	$20.8	$69.3

Basic earnings per share:
As reported	$0.32	$1.07
Pro forma	$0.30	$1.03
Diluted earnings per share:

As reported	$0.32	$1.06
Pro forma	$0.30	$1.02
Equity Incentive Plans
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SAR’s”) and cash-settled stock appreciation rights (“cash-settled SAR’s”), as well as full value vehicles consisting of nonvested shares and phantom stock units. Appreciation vehicles granted under the 1996 and 2006 Stock Incentive Plans are granted at the average of the high and low trading price on the date of grant and may be exercised only after stated vesting dates or other vesting criteria, as applicable, has been achieved. Generally, vesting of appreciation vehicles is conditioned upon continued employment with the Company, although appreciation vehicles may be exercised during certain periods following retirement, disability or death. Historically, the Company has used treasury shares for settlement of share-based compensation.
Under the 1996 Stock Incentive Plan, which expired in April 2006, the Company was authorized to grant a maximum of 15,600,000 shares (adjusted for a three-for-one stock split on March 13, 2003), of which no more than 1,200,000 (adjusted for a three-for-one stock split) could be issued pursuant to nonvested share grants. Appreciation vehicles granted under the plan had a maximum term of 10 years and could vest on a graded schedule or a cliff basis. The exercise prices of appreciation vehicles equaled the average of the high and low trading prices of the Company’s stock on the grant date. Nonvested shares granted under the plan could be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to ten years, as determined at the date of grant. Associates who received nonvested shares paid no monetary consideration.
During the first quarter of 2006, the Company granted 1,333,290 share-based units under the 1996 Stock Incentive Plan (consisting of stock options, stock-settled SAR’s and nonvested shares). The Company granted 205,060 stock options that will vest in installments over three years. Additionally, 264,500 stock options were granted that cliff vest after three years. Neither of these stock option grants contain performance vesting conditions. The Company also granted 802,630 stock-settled SAR’s, of which 202,680 are subject to a performance condition for vesting purposes (the “performance grant”). The performance grant will vest only if the performance condition is met. If the condition is satisfied, the performance grant will vest ratably over three years from the date of grant. The remaining 599,950 stock-settled SAR’s are subject to a three-year graded vesting schedule, which is not based on any performance vesting conditions. The final component of the grant in the first quarter of 2006 consisted of 61,100 nonvested shares for certain associates. The nonvested shares are subject to a three-year graded vesting schedule and are not subject to any performance vesting conditions.
In addition to the above grants made under the 1996 Stock Incentive Plan, the Company granted cash-settled SAR’s and phantom stock units to a number of international associates. During the first quarter of 2006, the Company issued 98,230 cash-settled SAR’s on 98,230 shares, and 3,600 phantom stock units.
On May 25, 2006, the Company’s shareowners approved the 2006 Stock Incentive Plan. Under the 2006 Stock Incentive Plan, the Company is authorized to grant a maximum of 2,500,000 shares. Appreciation vehicles to be granted under the plan have a maximum term of seven years and can vest on a graded schedule, a cliff basis or based on performance. The exercise price of an appreciation vehicle may not be less than the average of the high and low trading prices of the Company’s stock on the grant date. Associates who receive full value vehicles pay no monetary consideration. Awards under the 2006 Stock Incentive Plan can be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to seven years, as determined at the date of grant.
During the second quarter of 2006, the Company granted 72,183 stock-settled SAR’s, of which 7,683 are a performance grant under the 2006 Stock Incentive Plan. The performance grant will vest only if the performance condition is met. If the condition is satisfied, the performance grant will vest ratably over three years from the date of grant. The remaining 64,500 stock-settled SAR’s are subject to a three-year graded vesting schedule, which is not based on any performance vesting conditions. During the second quarter of 2006, the Company also granted 3,600 nonvested shares to certain associates. The nonvested shares are subject to a three-year graded vesting schedule and are not subject to any performance vesting conditions.
During the third quarter of 2006, the Company granted 30,720 stock-settled SAR’s, of which 7,090 are a performance grant under the 2006 Stock Incentive Plan. The performance grant will vest only if the performance condition is met. If the condition is satisfied, the performance grant will vest ratably over three years from the date of grant. As of October 28, 2006, the Company has assessed the likelihood that the performance conditions will be met and has adjusted the related expense based on the estimated outcome. The remaining 23,630 stock-settled SAR’s are subject to a three-year graded vesting schedule, which is not based on any performance vesting conditions.
On May 25, 2006, the Company’s shareowners approved amendments to and restatement of the Stock Plan for Non-Management Directors (the “Director Plan”). Under the Company’s amended and restated Director Plan, each Director who is not an officer of the Company is eligible to receive share-based compensation in the form of non-qualified stock options and/or stock awards, including, but not limited to, restricted and unrestricted stock awards. All shares of common stock issued under the Director Plan are subject to restrictions on transferability and to forfeiture during a specified restricted period. The Director Plan provides for the issuance of not more than 350,000 shares of common stock, subject to adjustment for changes in the Company’s capital structure. The Company may not, without stockholder approval, amend the Director Plan in a manner that would increase the number of shares of common stock available for awards, decrease the exercise price of any award, or otherwise materially increase benefits or modify eligibility requirements. The material differences between the amended and prior Director Plans are: (1) participants may, if certain conditions are met, transfer or otherwise dispose of shares of stock received pursuant to the amended plan prior to their termination from the board, and (2) the maximum number of shares of common stock available for issuance under the Director Plan was reduced from 900,000 (adjusted for a three-for-one stock split on March 13, 2003).
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
During the third quarter of 2006, the Company granted 1,340 nonvested shares under the Director Plan. These shares will vest on May 1, 2007.
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

A summary of the status of the various share-based compensation vehicles as of the thirty-nine weeks ended October 28, 2006, and the changes within the period is presented below:

Stock Options and Stock-Settled SAR’s	39 Weeks Ended October 28, 2006

		Weighted Average	Stock-Settled	Weighted Average
(units in thousands)	Options	Exercise Price	SAR’s	Exercise Price

Outstanding at beginning of period	5,738	$18	—	$—
Granted	470	22	906	23
Exercised	(1,591)	17	—	—
Forfeited or expired	(159)	17	(59)	22

Outstanding at end of period	4,458	19	847	23

Exercisable or convertible at end of period	2,554	18	—	—
Weighted average fair value of units granted (per unit)	$10		$9

Nonvested Shares	39 Weeks Ended October 28, 2006

		Weighted Average
		Grant Date
(shares in thousands)	Nonvested Shares	Fair Value

Nonvested at beginning of period	301	$19
Granted	72	23
Vested	(46)	16
Forfeited or expired	(8)	19

Nonvested at end of period	319	21

Cash-Settled SAR's	39 Weeks Ended October 28, 2006

	Cash-Settled	Weighted Average
(shares in thousands)	SAR's	Exercise Price

Outstanding at beginning of period	108	$17
Granted	98	22
Exercised	(31)	17
Forfeited or expired	(23)	17

Outstanding at end of period	152	20

Exercisable or convertible at end of period	59	17
Weighted average fair value of units granted (per unit)	$9

The following table summarizes information about stock options and stock-settled SAR’s outstanding and exercisable at October 28, 2006:

(units in thousands)
Options Outstanding					Options Exercisable
		Weighted				Weighted
		Average	Aggregate			Average	Average
		Remaining	Intrinsic	Weighted		Remaining	Intrinsic	Weighted
Range of	Number of	Contractual Life	Value	Average	Number	Contractual Life	Value	Average
Exercise Prices	Outstanding	(in years)	(in thousands)	Exercise Price	Exercisable	(in years)	(in thousands)	Exercise Price

$13-15	369	3	$4,176	$15	369	3	$4,176	$15
16-18	2,181	5	20,892	17	1,404	4	13,575	17
19-25	1,908	5	8,218	22	781	4	2,869	23

Stock-settled SAR’s Outstanding					Stock-settled SAR’s Exercisable
		Weighted				Weighted
		Average	Aggregate			Average	Average
		Remaining	Intrinsic	Weighted		Remaining	Intrinsic	Weighted
Range of	Number of	Contractual Life	Value	Average	Number	Contractual Life	Value	Average
Exercise Prices	Outstanding	(in years)	(in thousands)	Exercise Price	Exercisable	(in years)	(in thousands)	Exercise Price

$21-23	785	6	$2,893	$23	—	—	$—	$—
24-27	62	7	19	27	—	—	—	—
Upon exercise of a stock-settled SAR, employees will receive a number of shares of common stock equal to the appreciation in the fair market value of the underlying common stock from the grant date to the exercise date of the SAR. All of the stock-settled SAR’s issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the SAR. As a result of the appreciation cap, a maximum of 2/3 of a share of common stock may be issued for each stock-settled SAR granted.
The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.
The total intrinsic value of options exercised during the thirty-nine weeks ended October 28, 2006, and October 29, 2005, was $13.1 million and $3.4 million, respectively. Cash received from option exercises for the thirty-nine weeks ended October 30, 2006, and October 29, 2005, was $27.3 million and $14.2 million, respectively, excluding cash received from our employee stock purchase and deferred compensation plans. The tax benefit realized for the deductions from options exercised during the thirty-nine weeks ended October 28, 2006, and October 29, 2005, was $4.7 million and $1.2 million, respectively.
As of October 28, 2006, the Company had unrecognized compensation expense related to nonvested awards of approximately $17.0 million, which is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during the thirty-nine weeks ended October 28, 2006, and October 29, 2005, was $5.4 million and $7.5 million, respectively.
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
Grant Date Fair Value
Effective January 29, 2006, grants under the Company’s equity incentive plans are accounted for as provided by SFAS No. 123(R). Compensation expense for appreciation vehicles is based on the fair market value as of the grant date. For nonvested share grants, compensation expense is based upon the grant date fair value (i.e. — the average of the high and low trading prices of the Company’s stock on the grant date.)
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

The fair value of options and stock-settled SAR’s granted were calculated using the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Risk-free interest rate	4.7%	3.9%	4.9%	3.9%
Expected dividend yield	—%	—%	—%	—%
Expected appreciation vehicle life (in years)	5	5	6	5
Weighted-average expected volatility	35%	33%	35%	33%
Risk-free interest rate — The rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant, utilizing separate rates for each whole year up to the contractual term of the appreciation vehicle and interpolating for time periods between those not listed.
Expected dividend yield — the Company has not historically paid dividends and has no immediate plans to do so; as a result, the dividend yield is assumed to be zero.
Expected appreciation vehicle life — The expected life is derived from the output of the binomial lattice model and represents the period of time that the appreciation vehicles are expected to be outstanding. This model incorporates time-based early exercise assumptions based on an analysis of historical exercise patterns.
Expected Volatility —The rate used in the binomial model is based on an analysis of historical prices of the Company’s stock. The Company currently believes that historical volatility is a good indicator of future volatility.
Compensation Expense
SFAS No. 123(R) requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the award’s stated vesting term.
The Company has elected to use the straight-line attribution method to recognize expense for all awards with graded or cliff vesting. The Company used the tranche specific attribution method for stock option and nonvested share awards with graded vesting issued prior to the adoption of SFAS No. 123(R). All share-based awards issued after the adoption of SFAS No. 123(R) will be expensed under the straight-line attribution method.
The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis will be evaluated quarterly and the forfeiture rate will be adjusted as necessary. For performance-based stock-settled SAR’s, compensation expense is recorded over the vesting period based on estimates of achieving the performance goal. Ultimately, the actual expense recognized over the vesting period will be based on only those shares that vest.
Total share-based compensation expense of $8.3 million before tax has been included in the Company’s Condensed Consolidated Statement of Earnings for the thirty-nine weeks ended October 28, 2006. Included in this amount is $6.3 million of stock option and stock-settled SAR expense that was recognized as a result of adopting SFAS No. 123(R). No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(dollars in millions, except per share amounts)	2006	2005	2006	2005

Cost of sales	$0.9	$0.1	$2.4	$0.4

Selling, general and administrative expenses	1.9	—	5.9	4.6

Share-based compensation expense before income taxes	2.8	0.1	8.3	5.0

Tax benefit	(1.0)	—	(3.0)	(1.8)

Share-based compensation expense after income taxes	$1.8	$0.1	$5.3	$3.2

Effect on:

Basic earnings per share	$0.03	$—	$0.08	$0.05
Diluted earnings per share	$0.03	$—	$0.08	$0.05

NOTE 3. SHORT-TERM INVESTMENTS.
The Company had short-term investments that consisted of the following:

	October 28,	October 29,	January 28,
(dollars in millions)	2006	2005	2006

Held-to-maturity securities:
Commercial paper	$83.4	$86.5	$58.5
Agency securities	—	14.2	—
Certificates of deposit	—	0.5	0.5

Total short-term investments	$83.4	$101.2	$59.0

Held-to-maturity securities are carried at amortized cost. As of October 28, 2006, the maturities for held-to-maturity securities were less than one year. As of October 28, 2006, October 29, 2005, and January 28, 2006, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.
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
The significant components of the restructuring charge incurred during the thirty-nine weeks ended 2006, and the status of the restructuring-related liabilities, which are included in accrued expenses ($1.2 million) and current liabilities of discontinued operations ($1.8 million) in the October 28, 2006, condensed consolidated balance sheets, are summarized below:

			2006 Charges
	Total Charges	Accrual Balance as of		Accrual	Cash	Accrual Balance as of
(dollars in millions)	to Date	January 28, 2006	Costs Incurred	Adjustments	Payments	October 28, 2006

Employee severance costs	$9.0	$1.0	$—	$—	$(0.6)	$0.4
Contract termination costs	29.5	5.5	—	1.0	(3.9)	2.6
Other exit costs	5.1	—	—	—	—	—

	43.6	$6.5	$—	$1.0	$(4.5)	$3.0

Asset impairments and net disposal losses	35.0

Total Charges	$78.6

Restructuring-related accrued liabilities were $8.1 million as of October 29, 2005.
The Company expects that the payments of employee severance costs will be substantially completed by June 2007. The remaining contract termination obligations primarily relate to lease obligations for vacant space (certain lease terms extending through April 2013) resulting from the store closings.
The Payless and Parade stores located in Chile, Peru, Puerto Rico and Canada were components of the Payless International Segment. The restructured Parade and Payless stores located in the United States were components of the Payless Domestic segment. The total charge for the thirty-nine weeks ended October 28, 2006, related to the Payless Domestic segment.

NOTE 5. DISCONTINUED OPERATIONS.
Payless Domestic
In accordance SFAS No. 144, the results of operations for the thirteen weeks and thirty-nine weeks ended October 28, 2006, and October 29, 2005, for Parade and 26 Payless closed stores are classified as discontinued operations within the Payless Domestic segment. The following is a summary of these results:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(dollars in millions)	2006	2005	2006	2005

Loss from discontinued operations before income taxes	$—	$—	$(0.3)	$(5.5)

Benefit for income taxes	—	—	(0.1)	(2.1)

Loss from discontinued operations, net of income taxes	$—	$—	$(0.2)	$(3.4)

Basic and diluted loss per share from discontinued operations	$—	$—	$—	$(0.05)

Additionally, the condensed consolidated balance sheets include the assets of Parade and the 26 Payless closed stores presented as discontinued operations. As of October 28, 2006, October 29, 2005, and January 28, 2006, the current and non-current assets and liabilities of discontinued operations within the Payless Domestic segment were as follows:

	October 28,	October 29,	January 28,
(dollars in millions)	2006	2005	2006

Assets
Current assets:
Current deferred income taxes	$0.7	$1.9	$1.3
Other current assets	0.2	0.5	0.3

Total current assets of discontinued operations	$0.9	$2.4	$1.6

Liabilities
Current liabilities:
Accrued expenses	$2.0	$5.0	$3.4

Total current liabilities of discontinued operations	$2.0	$5.0	$3.4

Payless International
On August 11, 2006, the Company committed to a plan to exit retail operations in Japan, and close its one test location. As of October 28, 2006, the Company is substantially complete with the exit process. The following is a summary of Japan results (which have no tax effect) and balance sheet of which all activity and balances are components of the Payless International segment:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(dollars in millions)	2006	2005	2006	2005

Net sales	$0.2	$0.4	$0.8	$1.3
Cost of sales	0.5	0.5	1.3	1.4

Gross margin	(0.3)	(0.1)	(0.5)	(0.1)
Selling, general and administrative expenses	0.8	0.8	2.3	2.8

Loss from discontinued operations before minority interest	(1.1)	(0.9)	(2.8)	(2.9)
Minority Interest	0.5	0.4	1.1	1.2

Loss before disposal	(0.6)	(0.5)	(1.7)	(1.7)
Loss on disposal of discontinued operations, net of minority interest of $0.7 for the 13 and 39 weeks ended October 28, 2006	(1.1)	—	(1.1)	—

Loss from discontinued operations, net of minority interest	$(1.7)	$(0.5)	$(2.8)	$(1.7)

Basic and diluted loss per share from discontinued operations	$(0.03)	$(0.01)	$(0.04)	$(0.03)

	October 28,	October 29,	January 28,
(dollars in millions)	2006	2005	2006

Assets
Current Assets:
Cash and cash equivalents	$0.4	$1.3	$0.7
Inventories	—	0.3	0.4
Other current assets	0.1	0.6	0.2

Total current assets of discontinued operations	0.5	2.2	1.3

Noncurrent Assets:
Property and equipment, net	—	1.0	1.0
Other assets	—	0.4	0.4

Total noncurrent assets of discontinued operations	—	1.4	1.4

Total assets of discontinued operations	$0.5	$3.6	$2.7

Liabilities
Current Liabilities:
Accounts payable	$0.1	$0.3	$0.3
Accrued expenses	—	0.3	0.3

Total current liabilities of discontinued operations	$0.1	$0.6	$0.6

NOTE 6. INVENTORIES.
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $20.9 million, $9.9 million and $20.1 million are included in inventories in the condensed consolidated balance sheets at October 28, 2006, October 29, 2005, and January 28, 2006, respectively.
NOTE 7. FAVORABLE LEASES.
Favorable leases subject to amortization pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” are as follows:

	October 28,	October 29,	January 28,
(dollars in millions)	2006	2005	2006

Gross carrying amount	$67.6	$76.0	$75.6

Less: accumulated amortization	(54.0)	(57.0)	(57.4)

Carrying amount, end of period	$13.6	$19.0	$18.2

Amortization expense on favorable leases follows:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(dollars in millions)	2006	2005	2006	2005

Amortization expense on favorable leases	$0.9	$0.8	$2.4	$2.6
The Company expects annual amortization expense for favorable leases for the next five years to be as follows (dollars in millions):

Year	Amount

Remainder of 2006	$0.8
2007	2.5
2008	2.1
2009	1.8
2010	1.6

NOTE 8. LONG-TERM DEBT AND LINE OF CREDIT.
The Company maintains a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. In April 2006, the Company entered into its First Amendment to the Facility. Among other things, the amendment extends the term of the Facility until January 15, 2011, allows the Company to increase the maximum borrowing amount up to $250 million from $200 million prior to expiration of the Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0% to 1.5%, or the base rate as defined in the agreement governing the Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at October 28, 2006, was 6.38%. No amounts were drawn on the Facility as of October 28, 2006. Based on its current borrowing base, the Company may borrow up to $200.0 million under its Facility, less $29.1 million in outstanding letters of credit as of October 28, 2006.
In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of October 28, 2006, the Company was in compliance with all covenants. As of October 28, 2006, the fair value of the Notes was $204.1 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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
Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually for reasonableness. The components of net periodic benefit costs for the plan were:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(dollars in millions)	2006	2005	2006	2005

Components of pension expense:
Service cost	$0.2	$0.2	$0.6	$0.6
Interest cost	0.3	0.2	1.0	0.8
Amortization of prior service cost	0.1	—	0.3	0.1
Amortization of actuarial loss	0.1	0.1	0.2	0.2

Total	$0.7	$0.5	$2.1	$1.7

NOTE 10. INCOME TAXES.
The Company’s effective income tax rate on continuing operations was 29.6% during the thirteen-weeks ended October 28, 2006, compared to 28.3% during the thirteen weeks ended October 29, 2005. The Company’s effective income tax rate on continuing operations was 32.9% during the thirty-nine weeks ended October 28, 2006, compared to 28.9% during the thirty-nine weeks ended October 29, 2005. The difference in the overall effective tax rate for 2006 compared to 2005 relates primarily to favorable discreet events, including the settlement of income tax audits, recorded in 2005. In total for fiscal 2006, the effective income tax rate is expected to be approximately 33%, exclusive of any discreet events. The reduction in the expected effective tax rate for 2006 relates primarily to favorable movements in the foreign tax rate differential, along with the impact of moving Japan operations to discontinued operations.

NOTE 11. COMPREHENSIVE INCOME.
The following table shows the computation of comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
(dollars in millions)	2006	2005	2006	2005

Net earnings	$28.9	$21.9	$97.4	$72.0
Foreign currency translation adjustments	0.4	2.5	1.3	3.6

Total comprehensive income	$29.3	$24.4	$98.7	$75.6

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
NOTE 12. EARNINGS PER SHARE.
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled stock appreciation rights and nonvested shares. Diluted earnings per share has been computed as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in millions, except per	October 28,	October 29,	October 28,	October 29,
share; shares in thousands)	2006	2005	2006	2005

Net earnings from continuing operations	$30.6	$22.4	$100.4	$77.1

Weighted average common shares outstanding — basic	65,382	67,705	66,153	67,421
Net effect of dilutive stock options based on the treasury stock method	880	362	909	156
Dilutive shares due to nonvested shares	122	35	112	42

Outstanding shares for diluted earnings per share	66,384	68,102	67,174	67,619

Diluted earnings per share from continuing operations	$0.46	$0.33	$1.49	$1.14

The Company excludes stock options and stock-settled stock appreciation rights with exercise prices greater than the average market price of the Company’s common stock for the applicable periods from the computation of diluted weighted average shares outstanding as the effect would be anti-dilutive. The Company excluded approximately 51,000 stock options and stock-settled stock appreciation rights from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2006. The Company excluded approximately 2,400,000 and 7,900,000 stock options from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2005, respectively. There were no stock-settled stock appreciation rights outstanding in the thirty-nine weeks ended October 29, 2005.
NOTE 13. SEGMENT REPORTING.
The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the Central and South American Regions, Puerto Rico, and the U.S. Virgin Islands. The Company’s operations in the Central and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $5.9 million and $5.0 million during the third quarters of 2006 and 2005, respectively. During the first nine months of 2006 and 2005, these total costs and fees amounted to $17.4 million and $14.4 million, respectively. The reporting period for operations in the Central and South American Regions are on a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.

Information on the segments is as follows:

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

13 weeks ended October 28, 2006:

Revenues from external customers	$598.7	$104.7	$703.4
Operating profit from continuing operations	28.4	15.7	44.1

39 weeks ended October 28, 2006:

Revenues from external customers	$1,816.4	$287.6	$2,104.0
Operating profit from continuing operations	117.9	33.1	151.0
Total assets	1,218.0	186.9	1,404.9

13 weeks ended October 29, 2005:

Revenues from external customers	$576.3	$90.2	$666.5
Operating profit from continuing operations	23.5	10.9	34.4

39 weeks ended October 29, 2005:

Revenues from external customers	$1,793.5	$261.2	$2,054.7
Operating profit from continuing operations	92.5	25.1	117.6
Total assets	1,128.7	164.5	1,293.2
As of January 28, 2006, total assets in the Payless Domestic and Payless International segments were $1,157.5 million and $157.0 million, respectively. Total assets for the Payless Domestic segment include $5.9 million in goodwill as of October 28, 2006, October 29, 2005, and January 28, 2006.
NOTE 14. COMMITMENTS AND CONTINGENCIES.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and has filed an answer. A pre-trial conference was held on November 13, 2006, during which the trial judge indicated that he was transferring the case to a new judge for all further proceedings. The new judge has yet to assign a new pretrial conference date or trial setting. On October 12, 2006, the Company filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. On November 2, 2006, St. Paul filed a Notice of Removal to remove the action from state court to the U.S. District Court for the District of Kansas and has moved to transfer the Kansas action to the U.S. District Court for the Central District of California. The Company has moved to dismiss or stay the California action filed by St. Paul, and are opposing St. Paul’s motion to transfer the Kansas action. Both motions remain pending. An estimate of the possible loss, if any, or the range of the loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On August 22, 2006, the District Court entered an amended scheduling order setting an August 14, 2007 trial date. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on The Company’s financial position and results of operations On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. Collective Licensing International LLC (“Collective”), who licenses Airwalk® brand to the Company, was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The Company has not been named in either matter, however, the Company owes certain indemnity obligations to Collective under its licensing agreement. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge entered an order granting summary judgment of non-infringement of one design patent in favor of Collective and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe on a separate utility patent, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the commission. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and has filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
NOTE 15. HURRICANES KATRINA, RITA, and WILMA.
As of October 28, 2006, the Company has five stores not open for operations as a result of damages sustained from Hurricanes Katrina, Rita and Wilma. For the thirty-nine weeks ended October 28, 2006, the Company has recorded a net gain of $1.7 million due to the fact that insurance payments received have reimbursed certain inventory and long-lived asset losses in excess of net book value and also included business interruption insurance proceeds. The entire amount of the gain was recorded in cost of sales in the condensed consolidated statements of earnings. The Company is unable to determine the amount and timing of any future insurance recoveries.
NOTE 16. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS.
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on the Company’s consolidated financial statements.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first fiscal quarter of 2007, as required, and the cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company is in the process of evaluating FIN 48’s impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 157 will have on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating SFAS No. 158’s impact on the Company’s consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. SAB No. 108 is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 17. RELATED PARTY TRANSACTIONS.
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of October 28, 2006, October 29, 2005, and January 28, 2006, were $3.1 million, $5.8 million and $9.3 million, respectively. Total borrowings from the Company’s Latin American partners were $4.5 million, $7.6 million and $6.4 million as of October 28, 2006, October 29, 2005, and January 28, 2006, respectively. In addition, the Company recorded interest expense related to these borrowings of $0.1 million and $0.2 million for the thirty-nine weeks ended October 28, 2006, and October 29, 2005, respectively.
NOTE 18. SUBSIDIARY GUARANTORS OF SENIOR NOTES — CONDENSED CONSOLIDATING FINANCIAL INFORMATION.
The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the condensed balanced sheets for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Payless ShoeSource, Inc. and subsidiaries as of October 28, 2006, October 29, 2005, and January 28, 2006, condensed statements of earnings for the thirteen-week and thirty-nine-week periods ended October 28, 2006, and October 29, 2005, and the condensed statements of cash flows for the thirty-nine-week periods ended October 28, 2006, and October 29, 2005. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
The Non-guarantor Subsidiaries are made up of the Company’s retail operations in the Central and South American Regions, Canada, Saipan and Puerto Rico and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. The operations in the Central and South American Regions use a December 31 year-end. Operations in the Central and South American Regions are included in the Company’s results on a one-month lag relative to results from other regions. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
Under the indenture governing the Notes, the Company’s subsidiaries in Singapore and Japan are designated as unrestricted subsidiaries. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant.

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of October 28, 2006
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$286.1	$102.9	$—	$389.0
Short-term investments	—	83.4	—	—	83.4
Restricted cash	—	—	2.0	—	2.0
Inventories	—	281.9	71.6	(4.3)	349.2
Current deferred income taxes	—	15.1	2.9	—	18.0
Other current assets	40.2	49.6	65.6	(95.1)	60.3
Current assets of discontinued operations	—	0.9	0.5	—	1.4

Total current assets	40.2	717.0	245.5	(99.4)	903.3

Property and Equipment:

Land		7.4	—	—	7.4
Property, buildings and equipment	—	1,091.5	149.6	—	1,241.1
Accumulated depreciation and amortization	—	(754.1)	(89.6)	—	(843.7)

Property and equipment, net	—	344.8	60.0	—	404.8
Favorable leases, net	—	13.6	—	—	13.6
Deferred income taxes	—	26.3	4.8	—	31.1
Goodwill	—	5.9	—	—	5.9
Other assets	1,288.3	474.8	1.3	(1,718.2)	46.2

Total Assets	$1,328.5	$1,582.4	$311.6	$(1,817.6)	$1,404.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$0.5	$—	$0.9
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	139.0	46.0	(18.8)	166.2
Accrued expenses	146.7	81.5	56.5	(80.6)	204.1
Current liabilities of discontinued operations	—	2.0	0.1	—	2.1

Total current liabilities	146.7	222.9	105.1	(99.4)	375.3
Long-term debt	480.6	0.2	4.0	(283.1)	201.7
Other liabilities	2.0	100.8	15.4	—	118.2
Minority interest	—	—	10.5	—	10.5
Commitments and contingencies (Note 14)
Total shareowners’ equity	699.2	1,258.5	176.6	(1,435.1)	699.2

Total Liabilities and Shareowners’ Equity	$1,328.5	$1,582.4	$311.6	$(1,817.6)	$1,404.9

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of October 29, 2005
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$184.9	$118.0	$—	$302.9
Short-term investments	—	100.7	0.5	—	101.2
Restricted cash	—	—	2.0	—	2.0
Inventories	—	283.3	61.4	(2.3)	342.4
Current deferred income taxes	—	18.2	—	—	18.2
Other current assets	26.3	93.1	19.5	(76.0)	62.9
Current assets of discontinued operations	—	2.4	2.2	—	4.6

Total current assets	26.3	682.6	203.6	(78.3)	834.2

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,053.8	137.9	—	1,191.7
Accumulated depreciation and amortization	—	(736.3)	(75.0)	—	(811.3)

Property and equipment, net	—	325.2	62.9	—	388.1
Favorable leases, net	—	19.0	—	—	19.0
Deferred income taxes	—	13.6	10.4	—	24.0
Goodwill	—	5.9	—	—	5.9
Other assets	1,148.8	445.4	1.3	(1,574.9)	20.6
Noncurrent assets of discontinued operations	—	—	1.4	—	1.4

Total Assets	$1,175.1	$1,491.7	$279.6	$(1,653.2)	$1,293.2

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$1.2	$—	$1.6
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	131.4	72.9	(64.4)	139.9
Accrued expenses	22.5	138.3	13.6	(13.9)	160.5
Current liabilities of discontinued operations	—	5.0	0.6	—	5.6

Total current liabilities	22.5	275.1	90.3	(78.3)	309.6
Long-term debt	480.3	0.7	6.4	(283.2)	204.2
Other liabilities	1.9	85.3	12.3	—	99.5
Minority interest	—	—	9.5	—	9.5
Commitments and contingencies (Note 14)
Total shareowners’ equity	670.4	1,130.6	161.1	(1,291.7)	670.4

Total Liabilities and Shareowners’ Equity	$1,175.1	$1,491.7	$279.6	$(1,653.2)	$1,293.2

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of January 28, 2006
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$310.5	$67.7	$—	$378.2
Short-term investments	—	58.5	0.5	—	59.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	271.3	63.9	(2.6)	332.6
Current deferred income taxes	—	19.3	0.9	—	20.2
Other current assets	28.7	82.7	31.5	(83.3)	59.6
Current assets of discontinued operations	—	1.6	1.3	—	2.9

Total current assets	28.7	743.9	167.8	(85.9)	854.5

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,044.3	140.9	—	1,185.2
Accumulated depreciation and amortization	—	(728.8)	(79.0)	—	(807.8)

Property and equipment, net	—	323.2	61.9	—	385.1
Favorable leases, net	—	18.2	—	—	18.2
Deferred income taxes	—	18.5	9.0	—	27.5
Goodwill	—	5.9	—	—	5.9
Other assets	1,157.1	405.5	1.3	(1,542.0)	21.9
Noncurrent assets of discontinued operations	—	—	1.4	—	1.4

Total Assets	$1,185.8	$1,515.2	$241.4	$(1,627.9)	$1,314.5

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	159.4	66.0	(56.8)	168.6
Accrued expenses	51.5	127.4	13.7	(29.1)	163.5
Current liabilities of discontinued operations	—	3.4	0.6	—	4.0

Total current liabilities	51.5	290.6	82.3	(85.9)	338.5
Long-term debt	480.4	0.6	6.4	(283.2)	204.2
Other liabilities	1.9	94.9	12.5	—	109.3
Minority interest	—	—	10.5	—	10.5
Commitments and contingencies (Note 14)
Total shareowners’ equity	652.0	1,129.1	129.7	(1,258.8)	652.0

Total Liabilities and Shareowners’ Equity	$1,185.8	$1,515.2	$241.4	$(1,627.9)	$1,314.5

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended October 28, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$632.4	$227.4	$(156.4)	$703.4
Cost of sales	—	440.1	175.3	(153.3)	462.1

Gross margin	—	192.3	52.1	(3.1)	241.3
Selling, general and administrative expense	1.1	169.7	29.1	(3.1)	196.8
Restructuring charges	—	0.4	—	—	0.4

Operating (loss) profit from continuing operations	(1.1)	22.2	23.0	—	44.1
Interest expense	11.2	0.3	0.3	(7.0)	4.8
Interest income	—	(12.1)	(0.5)	7.0	(5.6)
Equity in earnings of subsidiaries	(36.9)	(16.3)	—	53.2	—

Earnings from continuing operations before income taxes and minority interest	24.6	50.3	23.2	(53.2)	44.9
(Benefit) provision for income taxes	(4.3)	13.4	4.2	—	13.3

Earnings from continuing operations before minority interest	28.9	36.9	19.0	(53.2)	31.6
Minority interest, net of income taxes	—	—	(1.0)	—	(1.0)

Net earnings from continuing operations	28.9	36.9	18.0	(53.2)	30.6
Loss from discontinued operations, net of income taxes and minority interest	—	—	(1.7)	—	(1.7)

Net earnings	$28.9	$36.9	$16.3	$(53.2)	$28.9

	13 Weeks Ended October 29, 2005
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$608.2	$188.3	$(130.0)	$666.5
Cost of sales	—	430.6	145.1	(127.8)	447.9

Gross margin	—	177.6	43.2	(2.2)	218.6
Selling, general and administrative expense	1.1	159.9	24.2	(2.2)	183.0
Restructuring charges	—	1.2	—	—	1.2

Operating (loss) profit from continuing operations	(1.1)	16.5	19.0	—	34.4
Interest expense	8.1	0.2	0.3	(3.9)	4.7
Interest income	—	(6.8)	(0.3)	3.9	(3.2)
Equity in earnings of subsidiaries	(27.8)	(7.3)	—	35.1	—

Earnings from continuing operations before income taxes and minority interest	18.6	30.4	19.0	(35.1)	32.9
(Benefit) provision for income taxes	(3.3)	2.6	10.0	—	9.3

Earnings from continuing operations before minority interest	21.9	27.8	9.0	(35.1)	23.6
Minority interest, net of income taxes	—	—	(1.2)	—	(1.2)

Net earnings from continuing operations	21.9	27.8	7.8	(35.1)	22.4
Loss from discontinued operations, net of income taxes and minority interest	—	—	(0.5)	—	(0.5)

Net earnings	$21.9	$27.8	$7.3	$(35.1)	$21.9

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended October 28, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,910.5	$643.3	$(449.8)	$2,104.0
Cost of sales	—	1,299.5	503.6	(440.2)	1,362.9

Gross margin	—	611.0	139.7	(9.6)	741.1
Selling, general and administrative expense	3.4	514.0	81.6	(9.6)	589.4
Restructuring charges	—	0.7	—	—	0.7

Operating (loss) profit from continuing operations	(3.4)	96.3	58.1	—	151.0
Interest expense	29.4	0.9	0.8	(16.9)	14.2
Interest income	—	(30.9)	(1.6)	16.9	(15.6)
Equity in earnings of subsidiaries	(118.6)	(44.1)	—	162.7	—

Earnings from continuing operations before income taxes and minority interest	85.8	170.4	58.9	(162.7)	152.4
(Benefit) provision for income taxes	(11.6)	51.6	10.1	—	50.1

Earnings from continuing operations before minority interest	97.4	118.8	48.8	(162.7)	102.3
Minority interest, net of income taxes	—	—	(1.9)	—	(1.9)

Net earnings from continuing operations	97.4	118.8	46.9	(162.7)	100.4
Loss from discontinued operations, net of income taxes and minority interest	—	(0.2)	(2.8)	—	(3.0)

Net earnings	$97.4	$118.6	$44.1	$(162.7)	$97.4

	39 Weeks Ended October 29, 2005
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,882.9	$545.3	$(373.5)	$2,054.7
Cost of sales	—	1,293.3	429.1	(365.8)	1,356.6

Gross margin	—	589.6	116.2	(7.7)	698.1
Selling, general and administrative expense	3.4	507.5	75.4	(7.7)	578.6
Restructuring charges	—	1.9	—	—	1.9

Operating (loss) profit from continuing operations	(3.4)	80.2	40.8	—	117.6
Interest expense	23.3	0.9	1.0	(10.6)	14.6
Interest income	—	(17.0)	(1.1)	10.6	(7.5)
Equity in earnings of subsidiaries	(89.2)	(25.9)	—	115.1	—

Earnings from continuing operations before income taxes and minority interest	62.5	122.2	40.9	(115.1)	110.5
(Benefit) provision for income taxes	(9.5)	29.6	11.8	—	31.9

Earnings from continuing operations before minority interest	72.0	92.6	29.1	(115.1)	78.6
Minority interest, net of income taxes	—	—	(1.5)	—	(1.5)

Net earnings from continuing operations	72.0	92.6	27.6	(115.1)	77.1
Loss from discontinued operations, net of income taxes and minority interest	—	(3.4)	(1.7)	—	(5.1)

Net earnings	$72.0	$89.2	$25.9	$(115.1)	$72.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the 39 Weeks Ended October 28, 2006
(dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$97.4	$118.6	$44.1	$(162.7)	$97.4
Loss from discontinued operations, net of income taxes and minority interest	—	0.2	2.8	—	3.0

Net earnings from continuing operations	97.4	118.8	46.9	(162.7)	100.4
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	6.5	0.7	—	7.2
Depreciation and amortization	—	56.1	10.6	—	66.7
Amortization of deferred financing costs	0.6	0.2	—	—	0.8
Share-based compensation expense	—	7.7	0.6	—	8.3
Deferred income taxes	—	(3.6)	8.1	—	4.5
Minority interest, net of income taxes	—	—	1.9	—	1.9
Income tax benefit of share-based compensation	—	0.5	—	—	0.5
Accretion of investments	—	(2.2)	—	—	(2.2)
Changes in working capital:
Inventories	—	(10.6)	(7.3)	1.7	(16.2)
Other current assets	(11.5)	29.9	(34.3)	11.8	(4.1)
Accounts payable	—	(23.0)	(19.9)	38.0	(4.9)
Accrued expenses	95.2	(42.7)	37.6	(51.5)	38.6
Other assets and liabilities, net	(117.8)	(48.3)	1.9	162.7	(1.5)
Net cash used in discontinued operations	—	(0.9)	(3.0)	—	(3.9)

Cash flow provided by operating activities	63.9	88.4	43.8	—	196.1

Investing Activities:

Capital expenditures	—	(80.4)	(9.2)	—	(89.6)
Proceeds from sale of property and equipment	—	3.2	—	—	3.2
Intangible asset additions	—	(15.1)	—	—	(15.1)
Purchases of investments	—	(160.0)	(0.7)	—	(160.7)
Sales and maturities of investments	—	137.3	1.2	—	138.5
Investment in subsidiaries	—	(1.5)	—	1.5	—

Cash flow used in investing activities	—	(116.5)	(8.7)	1.5	(123.7)

Financing Activities:

Excess tax benefits from share-based compensation	—	4.2	—	—	4.2
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Repayment of debt	—	(0.3)	(1.9)	—	(2.2)
Issuances of common stock	27.7	—	—	—	27.7
Purchases of common stock	(91.6)	—	—	—	(91.6)
Contribution by / distributions to parent	—	—	1.5	(1.5)	—
Distributions to minority owners	—	—	(1.0)	—	(1.0)
Net cash provided by discontinued operations	—	—	1.2	—	1.2

Cash flow (used in) provided by financing activities	(63.9)	3.7	(0.2)	(1.5)	(61.9)

Effect of exchange rate changes on cash	—	—	0.3	—	0.3

(Decrease) increase in cash and cash equivalents	—	(24.4)	35.2	—	10.8
Cash and cash equivalents, beginning of year	—	310.5	67.7	—	378.2

Cash and cash equivalents, end of period	$—	$286.1	$102.9	$—	$389.0

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
For the 39 Weeks Ended October 29, 2005
(dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$72.0	$89.2	$25.9	$(115.1)	$72.0
Loss from discontinued operations, net of income taxes and minority interest	—	3.4	1.7	—	5.1

Net earnings from continuing operations	72.0	92.6	27.6	(115.1)	77.1
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	6.5	0.3	—	6.8
Depreciation and amortization	—	60.9	7.3	—	68.2
Amortization of deferred financing costs	0.1	0.8	—	—	0.9
Share-based compensation expense	0.8	—	—	—	0.8
Deferred income taxes	—	15.2	1.2	—	16.4
Minority interest, net of income taxes	—	—	1.5	—	1.5
Income tax benefit of share-based compensation	1.2	—	—	—	1.2
Accretion of investments	—	(0.7)	—	—	(0.7)
Changes in working capital:
Inventories	—	(6.2)	10.0	(0.5)	3.3
Other current assets	(9.5)	(42.5)	31.0	15.1	(5.9)
Accounts payable	—	13.2	(4.3)	(25.3)	(16.4)
Accrued expenses	15.3	(11.2)	(6.6)	10.7	8.2
Other assets and liabilities, net	(77.7)	(29.5)	(0.6)	115.1	7.3
Net cash used in discontinued operations	—	(7.2)	(2.3)	—	(9.5)

Cash flow provided by operating activities	2.2	91.9	65.1	—	159.2

Investing Activities:
Capital expenditures	—	(47.0)	(2.5)	—	(49.5)
Proceeds from sale of property and equipment	—	0.8	—	—	0.8
Restricted cash	—	—	1.0	—	1.0
Purchases of investments	—	(145.9)	(0.5)	—	(146.4)
Sales and maturities of investments	—	67.2	—	—	67.2
Investment in subsidiaries	—	23.6	—	(23.6)	—
Net cash used in discontinued operations	—	—	(0.1)	—	(0.1)

Cash flow used in investing activities	—	(101.3)	(2.1)	(23.6)	(127.0)

Financing Activities:
Repayment of notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	—	1.2	—	1.2
Repayment of debt	—	(0.2)	—	—	(0.2)
Issuances of common stock	14.6	—	—	—	14.6
Purchases of common stock	(16.8)	—	—	—	(16.8)
Distributions to parent	—	—	(23.6)	23.6	—
Net cash provided by discontinued operations	—	—	0.9	—	0.9

Cash flow used in financing activities	(2.2)	(0.2)	(22.5)	23.6	(1.3)

Effect of exchange rate changes on cash	—	—	1.0	—	1.0

(Decrease) increase in cash and cash equivalents	—	(9.6)	41.5	—	31.9
Cash and cash equivalents, beginning of year	—	194.5	76.5	—	271.0

Cash and cash equivalents, end of period	$—	$184.9	$118.0	$—	$302.9

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; litigation including intellectual property and employment litigation; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2005 Annual Report on Form 10-K for the fiscal year ended January 28, 2006, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
OVERVIEW
We are the largest specialty family footwear retailer in the Western Hemisphere with retail stores in the United States, Canada, the Caribbean, and the Central and South American Regions. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. Our stores offer fashionable, quality, private label and branded footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. During the third quarter, we exited retail operations in Japan, closing our one test location. The financial information for our Japan retail operations has been classified as discontinued operations for all periods presented. Unless otherwise noted, the amounts and discussions included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.
For the third quarter of 2006, total sales increased 5.5%, or $36.9 million, to $703.4 million as compared to the third quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, increased 5.2%. Gross margin was 34.3% of sales in the third quarter of 2006, versus 32.8% in the third quarter of 2005. The improvement in gross margin resulted primarily by higher initial mark-on relative to last year. For the first nine months of 2006, total sales increased 2.4%, or $49.3 million, to $2,104.0 million as compared to the first nine months of 2005. Same-store sales increased 2.6%. Gross margin was 35.2% of sales in the first nine months of 2006, versus 34.0% in the same period in 2005.
Our cash and cash equivalents balance at the end of the 2006 third quarter was $389.0 million, an increase of $10.8 million from the end of 2005 and an increase of $86.1 million over the 2005 third quarter. Our short-term investments balance at the end of the 2006 third quarter was $83.4 million, an increase of $24.4 million from the end of 2005 and a decrease of $17.8 million from the 2005 third quarter. Total inventories at the end of the 2006 third quarter were $349.2 million, an increase of $6.8 million from the 2005 third quarter. Inventory at cost per store increased by 3.0% compared to the same period last year. The increase was primarily driven by an increase in raw materials due to a higher percentage of product sourced directly by the Company. We believe that our inventory is well positioned, with a low level of aged merchandise.
Our strategy is focused on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations. Our mission is to become the first choice for style and value in footwear and accessories for our target consumers. Creating an emotional connection with our target consumers is the core element of our overall strategy.

The consumer segments we are targeting are driven primarily by product that allows them to express themselves through fashion. These customer segments not only purchase more shoes, but they also have less price sensitivity. A portion of our customers will continue to be driven more by price in making their purchase decisions, but fashion is still a consideration. Through elements of promotion and pricing tiers, we plan to maintain market share with the budget-oriented shopper while driving the opportunity to increase market share with the expressive customers. A meaningful proportion of our product is offered at opening price points that reflect historical pricing levels. However, we have been able to inject higher price points for on-trend, higher quality, fashionable product that similarly makes a great value statement with our expressive customer. Where we reinvested in the quality, aesthetics and other design elements of our product, we were able to successfully segregate retails. As part of this strategy, we are creating a New York based product design studio to assist our buying team in product development. The studio will open in the spring of 2007. We also see positive long-term opportunities in our accessories category, and we are putting together an organization that can capitalize on this opportunity. Over time, we will be injecting a wider range of fashionable accessories in our stores, with a focus on handbags that will complement our footwear.
The next component of our strategy is brand marketing effectiveness, and the development of a “House of Brands” architecture in our overall Payless brand positioning. We intend to build, license or buy appropriate aspirational brands to cover all of our major customer segments. As we continue to increase the proportion of branded footwear in our assortment, we will have more pricing flexibility to increase average retails. The acquisition of the American EagleTM brand, our designer partnerships with Laura Poretsky and Lela Rose, our direct-to-retail licensing agreement with The Walt Disney Company, and our alliance with Exeter Brands Group, a wholly owned subsidiary of Nike, Inc., to launch a new brand of performance athletic shoes called Tailwind®, are examples of this strategy that will continue to be implemented over a period of years. In June 2006, we officially launched the new Payless logo, which incorporates key design elements that leverage our heritage and communicate a “new and improved” Payless, a brand that is contemporary, fun, friendly and above all, stylish. The logo will amplify the new Payless brand essence . . . inspiring fun, fashion possibilities for the family. Going forward, we will use the new logo in all facets of marketing and communications, including television and print advertising, in stores, and online. All new stores opening in 2006 will feature the new logo on store fronts; current stores will receive new exterior signage concurrent with any remodel in a phased approach over time.
We are working on two new store designs to improve our ability to showcase our merchandise, improve the in-store experience for our customers, and further support the Payless brand identity. We are testing a modified store format and, based on the results of these tests, virtually all of our 2006 store openings will incorporate this design. We expect to have approximately 230 stores in this format by the end of fiscal 2006. The second quarter of 2006 also marked the launch of the new Payless “fashion lab” concept. This store format is designed to enable shoppers to experiment with fashion and to be inspired by our product. Over time, we intend to open approximately 100 new fashion lab stores in highly productive fashion malls and central business districts. In addition, we intend to remodel 100 to 200 of our most productive existing fashion mall and central business district stores to our fashion lab design.
The last major component of our strategy is improving the efficiency of our operations. We are reviewing all of the significant operational elements of our business model; whether that entails achieving more cost effective sourcing, improving the efficiency of our supply chain and physical distribution network, or identifying productivity improvements within the four walls of our stores. Where we can realize appropriate returns on capital, we will move quickly but prudently to enhance our overall return on invested capital. As an example of this strategy, we will open our West Coast distribution center in 2007. It will provide improved speed-to-market, improve our in-stock inventory position, and enhance our product flow flexibility.
SHARE-BASED COMPENSATION
We have various share-based compensation programs, which provide for equity awards including stock options, nonvested shares and stock-settled stock appreciation rights.
Effective January 29, 2006, the start of the first quarter of fiscal 2006, we began recording compensation expense associated with share-based awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) as interpreted by the United States Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends SFAS No. 95, “Statement of Cash Flows”. Generally, SFAS No. 123(R) provides accounting guidance for share-based payments to employees and non-employee directors. SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock — Based Compensation”, by eliminating the choice of using the recognition and measurement provisions of APB No. 25 and requiring all companies to use the fair value method of measuring stock compensation expense. SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or liability, attributing compensation cost to reporting periods as well as adding several new disclosure requirements. SFAS No. 123(R) also changes the accounting for the tax effects of options, including the presentation of the tax effects on the condensed consolidated statements of cash flows.
Historically, we accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Generally, no compensation expense related to appreciation vehicles was reflected in our condensed Consolidated

Statements of Earnings as all such awards have an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. As permitted by SFAS No. 123, we elected to continue to apply the intrinsic-value-based method of APB 25, described above, and adopted only the footnote disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”
Effective January 29, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in fiscal year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
Beginning in fiscal year 2006, we changed our method of determining the fair value of share-based awards for awards granted in fiscal year 2006 from the Black-Scholes model to a binomial model. The binomial model considers a range of assumptions relative to volatility, risk-free interest rates and employee exercise behavior, which more accurately models actual employee behaviors. We believe the binomial model provides a fair value that is more representative of actual and future experience. In addition, we have elected to use the straight-line attribution method to recognize expense for all awards with graded or cliff vesting. We used the tranche specific attribution method for stock option and nonvested share awards with graded vesting prior to the adoption of SFAS No. 123(R). All share-based awards issued after the adoption of SFAS No. 123(R) will be expensed under the straight-line attribution method.
As of October 28, 2006, we had unrecognized compensation expense related to nonvested awards of approximately $17.0 million, which is expected to be recognized over a weighted average period of 1.5 years.
NEW ACCOUNTING STANDARDS
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on our consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. We are in the process of evaluating SFAS No. 158’s impact on our consolidated financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. SAB No. 108 is not expected to have a material impact on our consolidated financial statements.
REVIEW OF OPERATIONS
The following discussion summarizes the significant factors affecting operating results for the third quarter and first nine months ended October 28, 2006 (“2006”) compared to October 29, 2005 (“2005”).
NET EARNINGS
We recorded net earnings of $28.9 million in the third quarter of 2006 compared with net earnings of $21.9 million in the third quarter of 2005. For the first nine months of 2006, net earnings were $97.4 million compared with $72.0 million in the 2005 comparable period.
The following table presents the components of costs and expenses, as a percent of revenues, for the third quarter and first nine months of 2006 and 2005.

	Third Quarter		First Nine Months
	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.7	67.2	64.8	66.0

Gross margin	34.3	32.8	35.2	34.0
Selling, general and administrative expense	28.0	27.5	28.0	28.2
Restructuring charges	0.1	0.2	—	0.1

Operating profit from continuing operations	6.2	5.1	7.2	5.7
Interest (income) expense, net	(0.1)	0.2	(0.1)	0.3

Earnings from continuing operations before income taxes and minority interest	6.3	4.9	7.3	5.4
Effective income tax rate*	29.6	28.3	32.9	28.9

Earnings from continuing operations before minority interest	4.5	3.5	4.9	3.8
Minority interest	(0.1)	(0.2)	(0.1)	(0.1)

Earnings from continuing operations	4.4	3.3	4.8	3.7
Loss from discontinued operations, net of income taxes and minority interest	(0.3)	—	(0.2)	(0.2)

Net Earnings	4.1%	3.3%	4.6%	3.5%

          * Percent of pre-tax earnings
NET SALES
Net sales, recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the third quarter and first nine months of 2006 and 2005 exclude all stores in Japan and the South American and Central American Regions.

Sales percent increases (decreases) are as follows:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Net Sales	5.5%	0.8%	2.4%	0.3%
Same-store Sales	5.2	3.0	2.6	2.4
Average selling price per unit	6.2	8.6	10.9	6.7
Unit volume	(0.5)	(6.9)	(7.7)	(5.9)
Footwear average selling price per unit	5.9	3.8	10.0	4.1
Footwear unit volume	1.1	(1.4)	(5.6)	(2.7)
Non-footwear average selling price per unit	(1.4)	15.6	4.2	10.7
Non-footwear unit volume	(5.8)	(21.7)	(15.5)	(16.6)
Net sales for the 2006 third quarter totaled $703.4 million compared with $666.5 million in the 2005 third quarter. Same-store sales increased in the third quarter of 2006 from 2005, primarily due to a positive performance across all segments of our women’s and children’s categories. This was offset by weaker performance in accessories, men’s boots and men’s athletics.
Net sales for the first nine months of 2006 totaled $2,104.0 million compared with $2,054.7 million in the first nine months of 2005. Net sales and same-store sales increased in the first nine months of 2006 from 2005 primarily due to positive sales performance across all segments of the women’s category and girl’s shoes, partially offset by weaker performance in accessories, children’s athletics and men’s boots and athletics.
COST OF SALES
Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $462.1 million in the 2006 third quarter, up 3.2% from $447.9 million in the 2005 third quarter. For the first nine months of 2006, cost of sales was $1,362.9 million, up 0.5% from $1,356.6 million in the first nine months of 2005.
As a percentage of net sales, cost of sales was 65.7% in the third quarter of 2006, compared with 67.2% in the third quarter of 2005. The decrease in cost of sales as a percentage of net sales was due primarily to higher initial mark-on relative to last year. As a percentage of net sales, cost of sales was 64.8% in the first nine months of 2006, compared with 66.0% in the first nine months of 2005. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial mark-on relative to last year.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses were $196.8 million in the third quarter of 2006, an increase of 7.5% from $183.0 million in the third quarter of 2005. For the first nine months of 2006, selling, general and administrative expenses were $589.4 million, an increase of 1.9% from $578.6 million in the 2005 period.
As a percentage of net sales, selling, general and administrative expenses were 28.0% during the third quarter of 2006 compared with 27.5% in the third quarter of 2005. For the first nine months of 2006, selling, general and administrative expenses as a percentage of net sales were 28.0% compared with 28.2% in the 2005 period.
The increase in the third quarter of 2006 was primarily the result of $8.4 million in additional costs for employee incentive programs (including $1.7 million related to the incremental impact of SFAS No. 123(R)), $1.7 million in increased payroll costs, $1.0 million increased costs due to additional customer credit card usage, $0.9 million in additional advertising expenses and $0.8 million for employee relocation and recruiting. The increase in the first nine months of 2006 was primarily the result of $7.8 million of additional costs for employee incentive programs (including $4.8 million related to the incremental impact of SFAS No. 123(R)), $6.5 million in additional advertising expenses, $4.9 million of additional employee relocation and recruiting costs, and $1.7 million increased costs due to additional customer credit card usage. These increases in expenses were partially offset by $8.0 million in prior year management transition costs that did not repeat in the current year and the receipt of $2.3 million of Visa Check/Mastermoney Antitrust settlement proceeds in the second quarter of 2006.

INTEREST EXPENSE, NET
Interest expense in the third quarter of 2006 was $4.8 million, up from $4.7 million in the third quarter of 2005. Interest income increased from $3.2 million in the third quarter of 2005 to $5.6 million in the third quarter of 2006 due primarily to an increase in cash and cash equivalents and increased yield. Interest expense decreased from $14.6 million in the first nine months of 2005 to $14.2 million in the first nine months of 2006 due primarily to a reduction of debt. Interest income increased from $7.5 million in the first nine months of 2005 to $15.6 million in the first nine months of 2006 due primarily to an increase in invested balances and increased yield.
EFFECTIVE INCOME TAX RATE
Our effective income tax rate on continuing operations was 29.6% during the third quarter of 2006 compared to 28.3% in the third quarter of 2005. Our effective income tax rate on continuing operations was 32.9% during the first nine months of 2006 compared to 28.9% in first nine months of 2005. The difference in the overall effective tax rate for 2006 compared to 2005 relates primarily to favorable discreet events, including the settlement of income tax audits, recorded in 2005. In total for fiscal 2006, the effective income tax rate is expected to be approximately 33%, exclusive of any discreet events. Exclusive of discrete events, the reduction in the expected effective tax rate for 2006 relates primarily to favorable movements in the foreign tax rate differential, along with the impact of moving Japan operations to discontinued operations.
MINORITY INTEREST, NET OF TAX
Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations.
DISCONTINUED OPERATIONS
On August 11, 2006, we committed to a plan to exit retail operations in Japan and close our one test location. As of October 28, 2006, we are substantially complete with the exit process, and total exit costs were $1.8 million, before income taxes and minority interest. Discontinued operations include Parade, 26 Payless stores in North America and Japan retail operations. The loss from discontinued operations of $1.7 million and $3.0 million, net of income taxes and minority interest, during the third quarter of 2006 and the first nine months of 2006, respectively, primarily relates to operating performance and disposal costs associated with our retail operations in Japan. The results of Japan retail operations for all periods are presented as discontinued operations.
INTERNATIONAL SEGMENT OPERATING RESULTS
Our international segment includes retail operations in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands. The following table summarizes the operating results of the international segment:

	Third Quarter		First Nine Months
(dollars in millions)	2006	2005	2006	2005

Revenues from external customers	$104.7	$90.2	$287.6	$261.2
Operating profit from continuing operations	15.7	10.9	33.1	25.1
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
The increase in operating profit from continuing operations from the third quarter of 2005 to the third quarter of 2006 is primarily due to increased sales and improved gross margin percentages in Canada. The increase in operating profit from continuing operations for the first nine months of 2006 compared to 2005 is due to increased sales and improved gross margin percentages in Canada and Latin America, partially offset by reduced sales in Puerto Rico.
LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2006 with a cash and cash equivalents balance of $389.0 million, an increase of $86.1 million over the 2005 third quarter, and short-term investments of $83.4 million, a decrease of $17.8 million over the 2005 third quarter. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.

Cash Flow Provided by Operating Activities
Cash flow provided by operations was $196.1 million in the first nine months of 2006, compared with $159.2 million in the first nine months of 2005. As a percentage of net sales, cash flow from operations was 9.3% in the first nine months of 2006, compared with 7.7% in the same period in 2005. The significant changes in cash flow during the first nine months of 2006 as compared with the 2005 period relate to higher net earnings and net positive cash flow from working capital changes including inventories, accounts payable and accrued expenses.
Cash Flow Used in Investing Activities
In the first nine months of 2006, our capital expenditures totaled $89.6 million, compared with $49.5 million for the same period in 2005. We spent $15.1 million on the acquisition of intangible assets in the first nine months of 2006. Capital expenditures for 2006 are expected to be approximately $127 million. This includes $7.0 million primarily due to initial costs associated with the West Coast distribution center. We anticipate that internal cash flow and available financing from our $200 million revolving credit agreement will be sufficient to finance these expenditures.
Cash Flow Used in Financing Activities
During the first nine months of 2006, we issued common stock of $27.7 million in connection with our employee stock purchase, deferred compensation and equity incentive plans. We also repurchased approximately 3.8 million shares of common stock for approximately $91.6 million, which included the repurchase of shares of common stock for approximately $90.8 million under our stock repurchase program in the first nine months of 2006. Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $18.6 million of common stock plus an amount equal to the proceeds from the sale of equity interests (e.g. exercise of options). This limit will change based upon our net earnings. We have approximately $76.9 million of remaining common stock repurchase authorization from our Board of Directors.
We maintain a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. In April 2006, we entered into our First Amendment to the Facility. Among other things, the amendment extends the term of the Facility until January 15, 2011, allows us to increase the maximum borrowing amount up to $250 million from $200 million prior to expiration of the Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0% to 1.5%, or the base rate as defined in the agreement governing the Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at October 28, 2006, was 6.38%. No amounts were drawn on the Facility as of October 28, 2006. Based on our current borrowing base, we may borrow up to $200.0 million under our Facility, less $29.1 million in outstanding letters of credit as of October 28, 2006.
In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of October 28, 2006, we were in compliance with all covenants. As of October 28, 2006, the fair value of the Notes was $204.1 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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
Financial Commitments
During the third quarter of 2006, we entered into a contract for the construction and purchase of equipment for our new West Coast distribution center. The total amount of our obligation under the contract is $19.0 million, with $1.7 million paid in the third quarter of 2006 and the remaining $17.3 million due in 2007.
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 28, 2006. With the exception of the new equipment at the West Coast distribution center, there have been no other significant developments with respect to our contractual obligations since January 28, 2006.
FINANCIAL CONDITION RATIOS
A summary of key financial information for the periods indicated is as follows:

	October 28,	October 29,	January 28,
	2006	2005	2006

Current Ratio	2.4	2.7	2.5
Debt-Capitalization Ratio*	22.5%	23.6%	24.0%
• Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 62.5%, 63.5% and 63.8% respectively, for the periods referred to above.
STORE ACTIVITY
As of October 28, 2006, we operated 4,574 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, and the Central and South American Regions. The following table presents the change in store count for the entire company for the third quarter and first nine months of 2006 and 2005. During 2006, we intend to relocate approximately 110 stores. We consider a store relocation to be both a store opening and a store closing.

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Beginning of period	4,584	4,625	4,605	4,640
Stores opened	30	38	120	110
Stores closed	(40)	(37)	(151)	(124)

Ending store count	4,574	4,626	4,574	4,626

As of October 28, 2006, we operated 149 stores in the Central America Region, 31 stores in the South America Region and 315 stores in Canada.
CRITICAL ACCOUNTING POLICIES
In preparing the condensed consolidated financial statements included in this Form 10-Q, management makes estimates and assumptions that affect the amounts reported within the financial statements. Actual results could differ from these estimates.
Beginning in 2006, we account for share-based awards in accordance with SFAS No. 123(R). As required by SFAS No. 123(R), share-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using a binomial model. The binomial model requires various highly judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
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
FOREIGN CURRENCY RISK
We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the nine months ended October 28, 2006, and October 29, 2005, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies .
In the third quarter of 2006, approximately 94% of our footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, on July 21, 2005, the PRC’s government revalued the Yuan by 2.1%, setting the exchange rate at 8.11 Yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of October 27, 2006, the last day of trading in our quarter, the exchange rate was 7.90 Yuan per U.S. dollar. The U.S. dollar continues to weaken and as of November 30, 2006, the exchange rate was 7.85 Yuan per U.S. dollar.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first nine months of fiscal year 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject.
On or about February 5, 2004, a complaint was filed against us in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. We believe we have meritorious defenses to the claims asserted in the lawsuit and have filed an answer. A pre-trial conference was held on November 13, 2006, during which the trial judge indicated that he was transferring the case to a new judge for all further proceedings. The new judge has yet to assign a new pretrial conference date or trial setting. On October 12, 2006, we filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. On November 2, 2006, St. Paul filed a Notice of Removal to remove the action from state court to the U.S. District Court for the District of Kansas and has moved to transfer the Kansas action to the U.S. District Court for the Central District of California. We have moved to dismiss or stay the California action filed by St. Paul, and are opposing St. Paul’s motion to transfer the Kansas action. Both motions remain pending. An estimate of the possible loss, if any, or the range of the loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
On or about December 20, 2001, a First Amended Complaint was filed against us in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. We believe we have meritorious defenses to claims asserted in the lawsuit and have filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. We requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, we filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On August 22, 2006, the District Court entered an amended scheduling order setting an August 14, 2007 trial date. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. Collective Licensing International LLC (“Collective”), who licenses Airwalk® brand to us, was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. We have not been named in either matter, however, we owe certain indemnity obligations to Collective under our licensing agreement. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge entered an order granting summary judgment of non-infringement of one design patent in favor of Collective and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe a separate utility patent, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the commission. We believe we have meritorious defenses to the claims asserted in the lawsuits and have filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.

ITEM 1A — RISK FACTORS
There have been no material changes in our risk factors from those disclosed in our 2005 Annual Report on Form 10-K.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 21, 2006, 1,340 shares were credited to the account of a newly elected non-management director under the Company’s Stock Plan for Non-Management Directors. This grant was made as partial compensation for the recipients’ services as a director. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transactions by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended October 28, 2006, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	that May Yet Be
	Total Number of	Price	Announced Plans or	Purchased Under the
	Shares Purchased(1)	Paid per	Programs(2)	Plans or Programs(3)
Period	(in Thousands)	Share	(in Thousands)	(in Millions)

07/30/06 — 08/26/06	2	$26.26	—	$111.8
08/27/06 — 09/30/06	1,243	23.57	1,242	82.5
10/01/06 — 10/28/06	228	24.87	225	76.9

Total	1,473	$23.77	1,467	$76.9

(1)	We repurchased an aggregate of 6 thousand shares of our common stock in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program.

(3)	The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
ITEM 6 — EXHIBITS
(a) Exhibits:

Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PAYLESS SHOESOURCE, INC.
Date: December 6, 2006	By:	/s/ Matthew E. Rubel
Matthew E. Rubel
Chief Executive Officer and President (Principal Executive Officer)

Date: December 6, 2006	By:	/s/ Ullrich E. Porzig
Ullrich E. Porzig
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)