Form 10-K
period 2007-02-03
PAYLESS SHOESOURCE INC /DE/
filed 2007-04-03
CIK 1060232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-14770
PAYLESS SHOESOURCE, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1813160
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3231 Southeast Sixth Avenue, Topeka, Kansas	66607-2207
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (785) 233-5171
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value per share	New York Stock Exchange
Preferred stock purchase rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑ Yes     ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐ Yes    ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes    ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,608 million based on the closing price of $24.17 as reported on the New York Stock Exchange on July 28, 2006, the last trading day of the registrant’s second fiscal quarter.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
65,159,398 shares at March 29, 2007
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held	Part III
on May 24, 2007 (Proxy Statement)

Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause our actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries; changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; litigation including intellectual property and employment litigation; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire, train and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. See also “Risk Factors.” All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PAYLESS SHOESOURCE, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007
INDEX

[Page Intentionally Left Blank]

PART I
ITEM 1. BUSINESS
General
We are the largest footwear specialty retailer based upon number of locations in the Western Hemisphere, with 4,572 retail stores in 15 countries and territories as of the fiscal year ended February 3, 2007 (“2006”). Our Payless ShoeSource retail stores in the United States, Canada, the Caribbean, Central America, and South America sold over 177 million pairs of footwear during fiscal 2006. Payless ShoeSource® stores sell a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. All references to years are to our fiscal year unless otherwise stated.
Payless ShoeSource stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Our stores feature several designer and mainstream footwear brands including Abaete for Payless, Airwalk®, American Eagle™, Champion® and Spalding®. We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value. As of fiscal year-end 2006, each Payless ShoeSource store stocked on average approximately 7,200 pairs of footwear.
Our mission is to become the first choice for style and value in footwear and accessories for our target customers. We focus our marketing efforts on women consumers between the ages of 18 and 49 with household incomes of less than $75,000. We believe this group of consumers makes a disproportionately large share of household footwear purchasing decisions. We believe that approximately one-third of these target consumers purchased at least one pair of footwear from our stores last year.
In 2006, we generated net sales from continuing operations of $2.80 billion, as compared with $2.67 billion in 2005.
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
Segments and Geographic Areas
We operate our business in two segments, Payless Domestic and Payless International. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan. The Payless International segment includes retail operations in Canada; Puerto Rico; the U.S. Virgin Islands; the South American Region which includes Ecuador; and the Central American Region which includes Costa Rica, Guatemala, El Salvador, the Dominican Republic, Honduras, Nicaragua, Panama and Trinidad and Tobago. Our operations in the Central and South American Regions are operated as joint ventures in which we maintain a 60-percent ownership interest.
For a more detailed discussion of our segments and geographic areas please see the discussion contained in Note 17 “Segment Reporting” in the Notes to Consolidated Financial Statements.
Mission
Our mission is to become the first choice for style and value in footwear and accessories for our target customers. We plan to realize this by focusing on growing our core footwear and accessories businesses, while growing our earnings per share in the mid-teen percentage range over time. To achieve this goal, we must consistently execute tactics embodied in our strategic plan.

Positioning Payless ShoeSource® as the leading Mass Specialty Footwear and Accessories Retailer
Through our customer focused organization and infrastructure, Payless ShoeSource is positioning itself as the leading mass specialty footwear and accessories retailer by consistently delivering on our customer promise and executing against our four strategic themes required to deliver our customer promise.
Our Customer Promise
Establish an emotional connection with target customers by providing on-trend and distinctive product, maintaining key items in-stock, and providing exceptional value. In addition, we strive to deliver a great shopping experience for our customers through delivering compelling brands and product across categories and price-points that are communicated through aspirational messaging and imaging.
Strategic Themes
•	Provide product that is on-trend, differentiated, distinctive and inspired by select popular fashion trends and pop culture for all of our target customers, but with a primary focus on expressive women and expressive moms.

•	Improve brand marketing effectiveness by implementing a “house of brands” architecture that covers all of our major customer segments and builds distinctiveness and focus in our product assortment.

•	Provide a great shopping experience through improved customer engagement, and leveraging our real estate to support new store formats consistent with the repositioning of our brand.

•	Maintain efficient operations by building greater speed and flexibility into the supply chain to deliver the right product to the right store at the right time in the appropriate proportions across the approximately 4,600 store network.
On-Trend Targeted Product
We identify fashion trends timely and integrate these insights into on-trend product in our stores. For a more detailed discussion please see the Overview in Item 7.
Brand Marketing
With approximately 4,600 stores, we have strong brand recognition. In 2006, we sold over 177 million pairs of footwear in our Payless ShoeSource stores, making Payless one of the largest family footwear specialty retailers in the Western Hemisphere by unit sales. We average nearly 600 million customer visits per year.
We have three primary marketing objectives which are to (i) effectively position the Payless brand, (ii) increase awareness and drive traffic and transactions into our stores through a planned promotional cadence; and (iii) create market excitement for our brand through select public relations events. This is achieved by our multi-dimensional marketing efforts that include nationally broadcast television, radio, on-line and magazine advertising to strengthen our established brand name, reinforce our broad consumer recognition and support our promotional events. We regularly advertise on television, reaching households across the nation, as well as through free-standing inserts delivered to approximately 25 million homes periodically during the year, in order to support key promotional events. In addition to media support, we utilize in-store promotional materials, including posters, signs and point of sale items, as well as our store associates to convey our message to the customer.
Our new brand essence, “Inspiring fun fashion possibilities for the family ... Payless,” is helping define Payless as the fun fashion source for footwear and accessories for the family. In addition to our in-house marketing team, we collaborate with outside creative and media services.
In June 2006, we officially launched the new Payless logo – the first redesign of the Payless logo in about 20 years – which incorporates key design elements that leverage our rich heritage and communicates a “new and improved” Payless, a brand that is contemporary, fun, friendly, and above all, stylish. The logo amplifies the Payless brand essence.

Shopping Experience
In 2006, Payless tested and launched two key new store design formats. These formats are called Hot Zones and Fashion Labs.
Hot Zones are a redesign of the front of our store that have experienced mid-to-high single digit percentage lift in same store sales. In Hot Zones, new merchandise is grouped by style on new display tables and low gondolas in the front of the store. This new store design format opens up the front of the store, provides better visibility, and allows for better display of new fashion trends.
The Fashion Lab is a completely new store design that elevates the shopping experience and our status as a specialty store destination. This new store design is more vibrant, engaging, and easier to navigate. Men and women’s footwear is organized by style with easy-to-find sizes nearby. The children’s footwear section is still organized by size since this is how our customers prefer to shop for children’s footwear.
We believe that our real estate strategy provides us with the ability to optimally locate our stores in places that are convenient for large numbers of consumers, as well as the flexibility to react to shifts in consumer demographics. We strategically locate our stores in a variety of retail formats to maximize convenience and accessibility for our broad consumer base, including central business districts, shopping malls, free-standing buildings, strip centers, and leased departments within other retailers. To maintain flexibility, we generally enter into leases with initial terms of five to ten years and either one or two renewal options.
In 2006, it cost us approximately $270,000 in capital expenditures to open a new store. During 2007, we expect the average capital costs for a new store to increase to approximately $330,000. During 2006, we opened 63 new stores. During the same period, we closed 96 stores. In addition, we relocated 106 stores.
Efficient Operations
We review all of the significant operational elements of our business model to maximize financial returns. Recently, we announced a plan to invest approximately $70 million over the next two years in a dual-distribution center model. Investing in our business will remain a top priority. For a more detailed discussion please see the Overview in Item 7.
Experienced Management Team
Our management team is composed of seasoned retail executives. Our 12 most senior executives have an average of 24 years of retail experience. The five executive officers of Payless have been with the Company for an average of more than 15 years.
Our International Business
Since opening our first store in Canada in 1997, our international presence has grown substantially. As of year-end, we had 586 stores in 10 countries, Puerto Rico and the U.S. Virgin Islands. In September 2000, we entered into a joint venture to operate Payless ShoeSource stores in the Central American Region. In November 2001, we entered into a joint venture to operate Payless ShoeSource stores in South America. In 2003, we entered into a joint venture with Nichimen Corporation (which has since become Sojitz Corporation) to try the Payless concept in Japan. Under this arrangement, we opened our first store in Japan in November 2004. However, we ceased retail operations in Japan in 2006. We also wholesale footwear internationally.

Stores
As of February 3, 2007, we operated a total of 4,572 stores in a single retail format, Payless ShoeSource. The domestic and international segments are represented in the tables below.
Domestic Segment

Alaska	8	Louisiana	62	Oklahoma	46
Alabama	35	Massachusetts	97	Oregon	50
Arkansas	41	Maryland	72	Pennsylvania	162
Arizona	85	Maine	12	Rhode Island	14
California	543	Michigan	134	South Carolina	38
Colorado	55	Minnesota	49	South Dakota	16
Connecticut	47	Missouri	77	Tennessee	49
District of Columbia	8	Mississippi	48	Texas	393
Delaware	9	Montana	14	Utah	52
Florida	284	North Carolina	65	Virginia	81
Georgia	97	North Dakota	7	Vermont	7
Hawaii	17	Nebraska	34	Washington	87
Iowa	34	New Hampshire	18	Wisconsin	78
Idaho	30	New Jersey	128	West Virginia	14
Illinois	192	New Mexico	28	Wyoming	5
Indiana	61	Nevada	34
Kansas	35	New York	257	Guam*	2
Kentucky	33	Ohio	141	Saipan*	1

Total Domestic Segment Store Count				3,986

*	Guam and Saipan reflected as U.S. Territories

International Segment

Canada
Ontario	140
All Other	175

Total Canada	315

Central America
Costa Rica	22
Dominican Republic	16
El Salvador	22
Guatemala	35
Honduras	16
Nicaragua	12
Panama	18
Trinidad/Tobago	11

Total Central America	152

South America
Ecuador	31

Puerto Rico	83
U.S. Virgin Islands	5

Total International Segment Store Count	586

Payless ShoeSource® Stores
The average size of our Payless ShoeSource stores in the United States and Canada is approximately 3,200 square feet. The average Payless ShoeSource store in the United States and Canada has between four and six associates, including a store manager. During 2006, each Payless store in the United States and Canada carried on average approximately 7,200 pairs of shoes. Payless ShoeSource stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, strip centers, and leased departments in ShopKo stores. At year-end, 465 locations incorporated a “Payless Kids” area which has approximately 974 additional square feet of selling space devoted to an expanded assortment of children’s shoes.
In 1999, we entered into a 10-year strategic alliance with ShopKo Stores, Inc., a discount retailer with stores primarily in the Midwest, Western Mountain, and Pacific Northwest regions, through which we operate Payless ShoeSource shoe departments within ShopKo® stores. This alliance provides an additional distribution channel for our products. As of year-end, there were 132 of these locations.
Our Central American and South American Regions operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings and strip centers. The average size of our Payless ShoeSource stores in the Central American Region is approximately 2,500 square feet. The average size of our Payless ShoeSource stores in the South American Region is approximately 2,900 square feet. At year-end, the average Payless ShoeSource store in the Central American Region and South American Region typically has between five and six associates, including a store manager, respectively.
Dyelights(SM)
We also operate a shoe dyeing facility through our Dyelights(SM) business. Currently, Dyelights shoes are exclusively offered through our Payless ShoeSource stores. Customers select the color they would like their shoes to be dyed from a color book. The shoes are dyed to the Customer’s specifications and are available for pickup in approximately ten days at the Payless

ShoeSource store where ordered. Customers may also elect to pay a shipping cost and have the shoes delivered to their home address.
Employees
As of February 3, 2007, we had approximately 27,100 employees, including approximately 11,350 U.S. and 1,100 Canadian full-time associates and 12,900 U.S. and 1,000 Canadian part-time associates, as well as approximately 540 primarily full-time associates in the Central American and South American Regions and approximately 200 in Asia. Approximately 475 of our distribution center general warehouse associates and 140 of our other associates are covered by collective bargaining agreements.
Store Management and Systems
All of our stores are equipped with electronic point of sale registers and a back office computer except the ShopKo locations which are equipped only with a back office computer. The store computer can provide price look-up, daily communications with our corporate headquarters and other functions. Store associates receive frequent communications through the back office computer from our corporate headquarters describing promotional events, price changes, and time-sensitive operational updates.
In general, each retail location is managed by a Store Manager and is assigned to a district. Store Managers report to District Managers who, in turn, report to Directors of Retail Operations who have full responsibility for the stores in their region. Human Resources, loss prevention, inventory control functions, accounting, logistics support, information technology, and other more general support services are generally coordinated from our Topeka, Kansas corporate headquarters. In addition, we have accounting offices in Costa Rica, Guatemala, El Salvador, Honduras, Nicaragua, Ecuador, Panama, and the Dominican Republic that support the Central and South American Regions.
Competition
The retail footwear and accessories market is highly competitive. The retail footwear and accessories industry can be divided into three segments: high, moderate and value-priced. The high-priced segment is comprised principally of department and specialty stores. The moderate-priced segment, which includes specialty shoe chains, mass-merchandisers and mid-tier department stores, has no single dominant competitor. The value-priced segment includes Payless and other large national discount merchandisers.
With our breadth of assortment, we face a variety of competitive challenges from domestic and international footwear retailers, including traditional shoe stores, department stores, branded discount stores, sporting goods retailers, direct retailers, and mass-market discount retailers. In addition, many retailers who have not traditionally carried footwear have added various footwear and accessories including seasonal, specialty and general footwear in their merchandise assortment.
The primary competitive levers to establish a point of differentiation in our industry are merchandise selection, flow and timing, pricing, fashion, product quality and aesthetics, convenience and in-store experience. We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters such as Wal-Mart and Target and at the same time as department and specialty retailers such as Sears, Kohl’s, J.C. Penney, Nine West and Foot Locker, but at a more compelling value.
Seasonality
The domestic retail footwear market is characterized by four high volume seasons: Easter, early summer, back-to-school, and winter. During each of these periods, we increase our inventory levels to support the increased demand for our products, as well as offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the fall season. The retail footwear market in Central and South America is also seasonal and is characterized by stronger sales in December and the back-to-school season.

Customer Service
Our stores offer customers a broad assortment of quality footwear in a convenient self-selection format. Our self-selection shopping format allows customers to select their own shoes or to seek help from one of our trained associates. Sales associates are trained to use a device to measure feet, and to check key areas, such as the toe box, for proper fit. Our stores also offer one of the broadest customer satisfaction guarantees in the industry: if a customer is not completely satisfied with a purchase, he or she can return it, generally even if the item is worn. We believe our sales associates provide a level of customer service that is generally not available in mass-market discount stores. Sales associates are trained to sell footwear and complementary accessories, and to provide customers with the assistance needed to guide the purchase decision, support customer satisfaction and to encourage return visits to our stores.
We continue to train all of our store associates on engaging customers in order to drive higher conversion rates. In 2006, we converted more of our customer traffic into sales versus in the previous year. Our customer satisfaction metrics also trended more favorably in 2006 than the previous year. Data on these metrics are gathered through company and third party survey techniques.
Purchasing and Distribution
Purchasing
We procure products in two different ways. First, about half of our product is sourced through our direct distribution network. And secondly, we engage third party agents to procure products which we cannot or do not want to procure ourselves.
Our direct distribution network is made up of development, sourcing, and transitional centers. These centers perform many functions including: executing product direction from Topeka; generating samples; quality control; production management and follow-up; and more. Our centers are closely aligned with large factories, which we rely on heavily, which serve as our vendors. We typically give these factories specifications and performance standards and bid jobs out to multiple factories. Approximately 15 core factories account for 70% of our footwear purchases. If any one of them were to be unable to supply our needs consistent with prior performance, we might experience disruptions in shoe deliveries. However, we have about 100 factories with whom we do run-over and special approval business, and we believe these factories can fill production voids if necessary. We believe our relationships with our factory base are good. Factories in the People’s Republic of China are a direct source of approximately 96% of our footwear based on cost.
Products are manufactured to meet our specifications and standards. We do not purchase “seconds” or “overruns.” Our direct distribution network is made up of facilities in the United States, Brazil, China, Hong Kong, Taiwan, and Vietnam.
Production Management and Quality Assurance
The production management organization manages an ongoing process to qualify and approve new factories, while continually assessing existing factory service and quality of performance. New factories must meet specified quality and safety standards for shoe production and minimum capacity requirements. They must also agree to our production control processes and certify that neither they nor their suppliers use forced or child labor. Factory performance is regularly monitored. If a factory does not continue to meet or exceed our requirements, the factory risks being removed from our list of approved factories. The production management organization utilizes a unique, internally developed production control process by which we are electronically linked to the factories and agents. This process is designed to ensure on-time deliveries of merchandise with minimum lead time and at reduced costs.
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

Merchandise Distribution
We base our decisions on how to stock our stores using several criteria. We consider the customer profile of our store locations based on demographics, shopping behavior and appetite for fashion. Also, we consider seasonality and climate by geography which impacts the timing of our flow. In addition, we consider our stores’ sales volume, selling history, and the categories of products they tend to sell when deciding how to stock our stores.
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
We currently operate a single distribution center (including office space) and dyeing facility in Topeka, Kansas totaling approximately 850,000 square feet. The distribution center sources our stores in the United States, Canada, Puerto Rico, Guam and Saipan. It is capable of replenishing domestic in-store product levels by style, color and size. Our Topeka distribution center handles substantially all of our replenishments and operates seven days a week, 12 to 24 hours per day. Our remaining domestic distribution needs are handled by a third-party facility in Los Angeles, California. We utilize third-party carriers to ship all products to and from our distribution centers. We also use a third-party distribution facility in Panama to service our stores in the Central and South American Regions.
We are currently building a new distribution center model to better service our stores and customers which tend to cluster on the borders and coasts of the U.S. We plan to operate one new distribution center in Redlands, California beginning in the summer of 2007. In addition, we plan to operate a new distribution center east of the Mississippi river (in a location to be determined) which will begin operation around June 2008. In 2008, when both new facilities are open and running to our satisfaction, we will close the Topeka distribution center.
Intellectual Property
Through our wholly-owned subsidiaries, we own certain copyrights, trademarks, patents and domain names which we use in our business and regard as valuable assets. The trademarks and service marks used in our business include Payless®, Payless ShoeSource®, Payless Kids®, Dyelights(SM), and various logos used on our Payless ShoeSource store signs and in advertising, including our traditional yellow and orange signage and our new orange and blue circle “P” logos. The domain names include Payless.com®, as well as derivatives of Payless ShoeSource. On May 18, 2006, we acquired from Jimlar Corporation the rights to the trademarks American Eagle™ and AE™ for use on footwear and certain accessories, and related domain names.
In March, 2007, Payless ShoeSource announced its acquisition of privately held Collective International, LP (“Collective”), a brand development, management and licensing company with a strong youth lifestyle and board sport-inspired brand portfolio including Airwalk®, Vision Street Wear®, Lamar®, Sims®, LTD®, genetic™, Dukes®, Rage®, Ultra-Wheels®, and Skate Attack®.
Collective’s focus is on the growing active sport lifestyle market driven predominantly by the skate- and snowboard-inspired trends. The company is strongly positioned with its authentic brand portfolio that has consistently proven its ability to reach both the younger consumer with strong ties to board sports, as well as appeal to the broad range of consumers drawn to this established lifestyle and fashion.
The acquisition provides immediate brand leverage for Payless’ core footwear and accessories product lines in the youth lifestyle, athletics and outdoor categories. It also facilitates building broad corporate intellectual property management and brand development capabilities to create a diversified portfolio of brands serving discrete consumer segments across a range of price points, categories, and sales channels. As well, with this acquisition, Payless is establishing a licensing business that will provide growth opportunities across multiple product categories in domestic and international markets to create new revenue streams from wholesaling or licensing to other retailers and third parties.
Payless has been a licensee of the Airwalk brand since 2003 and features the brand on a wide range of footwear and accessories. Payless has helped drive Airwalk to be the number two skate footwear brand in America.

As of February 3, 2007, in the United States, we have approximately 200 pending registrations and applications for our trademarks and service marks, as well as several common law marks, under which we market private label merchandise in our Payless ShoeSource stores. We also have approximately 1,300 pending registrations and applications for our trademarks in foreign countries. In addition, we have registrations or pending applications for the Payless ShoeSource mark in over 70 foreign registries.
Currently, we have agreements in place regarding the following brands: Champion®, which expires on June 30, 2015; Airwalk®, which expires on January 31, 2015; Spalding®, which expires on June 1, 2008; and American Ballet Theatre ™, which expires on January 31, 2010. In 2006, we entered into agreements with Disney Enterprises, Inc. for use of various Disney properties and characters which expires on December 31, 2010, and Exeter Brands Group, LLC, a subsidiary of Nike USA, Inc., for use of the Tailwind® brand on footwear and accessories, which expires on November 19, 2011. We have agreements with Laura Poretzky, Lela Rose and Patricia Field for development, licensing, marketing and distribution of Laura Poretzky’s Abaeté for Payless line, which expires on May 31, 2009; Lela Rose for Payless line, which expires on January 31, 2008, and the Patricia Field for Payless and/or Red Carpet Collection by Patricia Field lines, which expires on January 31, 2008. We also currently have the exclusive right to use the Dunkman® brand. We, through agents, also utilize various character marks from time-to-time.
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
Available Information
We file or furnish our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. Copies of any of these documents will be provided in print to any shareholder who submits a request in writing to Payless ShoeSource, Inc., ATTN Investor Relations, 3231 Southeast Sixth Avenue, Topeka KS 66607 or calls our Investor Relations Department at (785) 559-6966. The public may read or copy any materials we file with the SEC at the SEC’s Office of Investor Education and Assistance at 100 F Street N.E., Washington, D.C. 20549-0313. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
We maintain an investor relations website at www.paylessinfo.com. On our investor relations website, you can access free of charge our reports that are filed with the SEC, the Guidelines for our Board of Directors, and the charters for the Board of Directors, the Audit and Finance Committee and the Compensation, Nominating and Governance Committee. In addition, we maintain a website at www.payless.com where our customers can shop at their convenience. This website also provides a link to our investor relations website. No portion of our Web site or the information contained in or connected to the Web site is a part of, or incorporated into, this Annual Report on Form 10-K.

Directors of the Company
Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company’s Directors:

Name	Principal Occupation
Management Director
Matthew E. Rubel(1*)	Chief Executive Officer and President of the Company

Independent Directors
Howard R. Fricke(1)(2)(3)	Retired Chairman of the Board of the Security Benefit Group of Companies
Daniel Boggan Jr.(3)	Retired Senior Vice President of the National Collegiate Athletic Association
Judith K. Hofer (4)	Retail Consultant
Mylle H. Mangum(1)(4*)	Chief Executive Officer of IBT Enterprises, LLC
John F. McGovern(1) (3*)	Founder and Partner of Aurora Capital LLC and former Executive Vice President/Chief Financial Officer of Georgia-Pacific Corporation
Robert F. Moran(3)	President and Chief Operating Officer of PetSmart, Inc.
Michael E. Murphy(3)	Retired Vice Chairman and Chief Administrative Officer of Sara Lee Corporation
David Scott Olivet(3)	Chief Executive Officer and Director of Oakley, Inc.
Michael A. Weiss(4)	Retired President and Chief Executive Officer of Express, a subsidiary of Limited Brands, Inc. and non-executive Chairman of Chicos FAS, Inc.
Robert C. Wheeler(4)	Chairman and Chief Executive Officer of Hill’s Pet Nutrition, Inc.

(1)	Executive Committee member

(2)	Non-Executive Chairman of the Board

(3)	Audit and Finance Committee member

(4)	Compensation, Nominating and Governance Committee member

*	Chairman
Executive Officers of the Company
Listed below are the names and ages of the executive officers of the Company as of April 3, 2007 and offices held by them with the Company.

Name	Age	Position and title

Matthew E. Rubel	49	Chief Executive Officer and President
Jay A. Lentz	63	Senior Vice President
Michael J. Massey	42	Senior Vice President, General Counsel and Secretary
Darrel J. Pavelka	51	Senior Vice President
Ullrich E. Porzig	61	Senior Vice President, Chief Financial Officer and Treasurer
Matthew E. Rubel is 49 years old and has served as Chief Executive Officer and President of Payless since July 18, 2005. Prior to joining Payless, Mr. Rubel was Chairman and Chief Executive Officer for Cole Haan from 1999 to July 2005. He served as Executive Vice President, J. Crew Group and Chief Executive Officer of Popular Club Plan from 1994 to 1999, and in November 1998, led the sale of Popular from J. Crew to Fingerhut. While at J. Crew Group, Mr. Rubel was responsible for all licensing and international activities, as well as brand marketing and served on its Group Executive Committee. Mr. Rubel has also served as President and Chief Executive Officer of Pepe Jeans USA, and President of the Specialty Division of Revlon. Mr. Rubel has served as a Director of Payless since July 2005.

Jay A. Lentz is 63 years old and has served as Senior Vice President — Human Resources since May 2001. Prior to that he was Vice President of Organization Development from 1992 to 2001; and 1985 to 1990. From 1990 to 1992 he served as Senior Vice President of Human Resources for Payless Cashways Inc. He previously worked for Pizza Hut Inc., a division of PepsiCo, Inc., as Senior Director of Management Development, Arthur Young Co. as Manager, Organization Development Consulting, and The University of Missouri as a consulting psychologist.
Michael J. Massey is 42 years old and has served as Senior Vice President — General Counsel and Secretary since March 2004. Prior to that he served as Vice President of International Development during 2001, Vice President of Contract Manufacturing during 2000, Vice President, Group Counsel Intellectual Property from 1998 to 2000, and Senior Counsel from 1996 to 1998. Prior to joining Payless, Mr. Massey was an attorney for The May Department Stores Company from 1990 to 1996.
Darrel J. Pavelka is 51 years old and has served as Senior Vice President — Merchandise Distribution, Planning and Supply Chain since September 2004. Prior to that he was Senior Vice President — International Operations from March 2003 to September 2004. He also served as Senior Vice President — Merchandise Distribution from 1999 to 2003, Vice President of Retail Operations for Division R from 1997 to 1999, Vice President of Stores Merchandising from 1995 to 1997, Director of Stores Merchandising from 1990 to 1995, Director of Distribution for Women’s from 1987 to 1990, Manager of Stores Merchandising for Division R from 1983 to 1987, and Manager of the Northeast store expansion from 1980 to 1983.
Ullrich E. Porzig is 61 years old and has served as Senior Vice President — Chief Financial Officer and Treasurer since February, 1996 and from 1986 to 1988. Between 1993 and 1996, Mr. Porzig was Senior Vice President-Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993 he was employed by The May Department Stores Company in various capacities including Senior Vice President-Finance and Chief Financial Officer of Foley’s from 1988 to 1993.
ITEM 1A. RISK FACTORS
We May be Unable to Compete Effectively in the Competitive Worldwide Footwear Retailing Industry
We face a variety of competitive challenges from other domestic and international footwear retailers, including a number of competitors that have substantially greater financial and marketing resources than we do. These competitors include mass-market discount retailers such as Wal-Mart Stores, Inc., and Target Corp.; department stores such as Sears, Kohl’s Corp. and J.C. Penney Company, Inc.; specialty retailers such as Nine West and Foot Locker; and branded discount stores such as DSW and Shoe Pavilion. We compete with these footwear retailers on the basis of:
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

A Majority of our Operating Expenses are Fixed Costs that are not Dependent Upon our Sales Performance. As a result, Declines in our Operating Performance are Magnified because We are Largely Unable to Reduce Expenses in Response to a Potential Sales Shortfall
A majority of our operating expenses are fixed costs that are not dependent on our sales performance, as opposed to variable costs, which increase as sales performance increases. These fixed costs include the leasing costs of our stores, our interest expenses and the majority of our labor expenses. If our sales were to decline, we would be unable to reduce these fixed operating expenses in the short term. Accordingly, the effect of any sales decline is magnified because a larger percentage of our earnings are committed to paying these fixed costs. As a result, our net earnings and cash flow would be disproportionately negatively affected as a result of decline in sales.
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
We Must Provide Consumers with Seasonally Appropriate Merchandise, Making Some of our Sales Dependent on Seasonal Weather Conditions
The domestic retail footwear industry is characterized by four high volume seasons: Easter, early summer, back-to-school and winter. During each of these seasons, we increase our inventory levels to support the increased demand for our products, as well as offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the winter season. If the weather conditions for a particular season vary significantly from those typical for such season, such as an unusually cold early summer or an unusually warm winter, consumer demand for the seasonally appropriate merchandise that we have available in our stores could be adversely affected and negatively impact net sales and margins. Lower demand for seasonally appropriate merchandise may leave us with an excess inventory of our seasonally appropriate products and/or basic products, forcing us to sell both types of products at significantly discounted prices and adversely affect our net sales margins and operating cash flow. Consequently, our results of operations are highly dependent on relatively predictable weather conditions.
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

We May be Unsuccessful in Opening New Stores or Relocating Existing Stores to New Locations, Adversely Affecting our Ability to Grow
Our growth is largely dependent upon our ability to expand our retail operations by opening and operating new stores, as well as relocating existing stores to new locations, on a profitable basis. In 2006, we opened 169 new Payless ShoeSource stores, of which 106 were relocations.
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
We Rely on Third Parties to Manufacture and Distribute Our Products
We depend on contract manufacturers to manufacture the merchandise that we sell in our stores. If these contract manufacturers are unable to secure sufficient supplies of raw materials, or maintain adequate manufacturing and shipping capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if the prices charged by these contractors increase for reasons such as increases in the price of raw materials, increases in labor costs or currency fluctuations, our cost of manufacturing would increase, adversely affecting our results of operations. We also depend on third parties to transport and deliver our products. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our products for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.
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

There are Risks Associated with Our Importation of Products
We import finished merchandise into the United States and the other countries in which we operate from the People’s Republic of China and seven other countries. Substantially all of this imported merchandise is subject to:
-	customs duties and tariffs imposed by the governments of countries into which this merchandise is imported; and

-	penalties imposed for, or adverse publicity relating to, violations of labor and wage standards by foreign contractors.
The United States and countries in which our merchandise is manufactured or imported may from time to time impose additional new quotas, tariffs, duties or other restrictions on our merchandise or adversely change existing restrictions or interpretation regarding the application timing. Any such changes could adversely affect our ability to import, and/or the cost of, our products and the results of operations of our business or interpretations of these items.
Manufacturers in China are our major suppliers. China was a direct source of approximately 96% of our merchandise based on cost during 2006. In addition to the products we import directly, a significant amount of the products we purchase from other suppliers has been imported from China. Any deterioration in the trade relationship between the United States and China or any other disruption in our ability to import footwear, accessories, or other products from China could have a material adverse effect on our business, financial condition or results of operations.
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
Our International Operations are Subject to Political and Economic Risks
In 2006, approximately 14% of our sales were generated outside the United States and almost all of our merchandise was manufactured outside the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:
•	political and economic instability;

•	exchange controls and currency exchange rates;

•	foreign tax treaties and policies; and

•	restrictions on the transfer of funds to and from foreign countries.
Our financial performance on a U.S. dollar denominated basis is also subject to fluctuations in currency exchange rates. These fluctuations could cause our results of operations to vary materially.
From time to time, we may enter into agreements seeking to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in reducing our exposure to currency fluctuations or may not be available at a cost effective price.
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
We Rely on Brands We Do Not Own
We are increasing our reliance on brands, some of which we do not own. During the last fiscal year, approximately 23% of our revenues were derived from brands that we did not own. Currently, we have agreements in place regarding the following brands: Champion®, which expires on June 30, 2015; Airwalk®, which expires on January 31, 2015; Spalding®, which expires on June 1, 2008; American Ballet Theatre ™, which expires on January 31, 2010; Tailwind ®, which expires on November 19, 2011; and various Disney properties and characters, which expires on December 31, 2010. We, through our agents, also utilize various character marks from time-to-time. If we are unable to renew or replace any brand or character that accounts for a significant portion of its revenue, our results could be adversely affected.
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
Integration Risks of New Distribution Facilities Could Negatively Impact Our Business
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
Prolonged Work Stoppages Could Adversely Affect our Results of Operations
At the end of 2006, approximately 600 of our employees, including substantially all of our non-management employees at our Topeka distribution center, are covered by four separate collective bargaining agreements that expire between 2007 and 2009. We cannot assure you that these agreements will be renewed on similar terms or renegotiated on acceptable terms. Any prolonged work stoppages in one or more of our facilities could materially adversely affect our results of operations. Although there have been no work stoppages or disruptions since the inception of these collective bargaining agreements, we cannot assure you that there will be no disruptions in the future.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease substantially all of our stores. Our leases typically have an initial term of five or ten years, and either one or two renewal options. During 2007, approximately 987 of our leases are due to expire. This includes 263 leases that, as of February 3, 2007, were month-to-month tenancies and 321 lease modifications that are pending execution (of the 321 pending modifications, 157 are currently month-to-month). Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume.
Payless ShoeSource stores average 3,200, 2,500 and 2,900 square feet in the United States and Canada, the Central American Region, and the South American Region, respectively. We operate a 305,000 square foot world headquarters building and 850,000 square foot distribution facility including office space and an adjacent 12,000 square foot dyeing facility, all of which are located in Topeka, Kansas. We also lease office space in Toronto, Ontario, Canada; Topeka, Kansas; New York, New York and at various international locations to support our sourcing, accounting and store operations.
On October 5, 2006, we, through a subsidiary, entered into a lease for a portion of a building to be used by us as a warehouse / distribution facility. The facility is approximately 415,000 square feet and is located in Redlands, California. The initial lease term is for 15 years, with two five-year options to extend the lease term. The lease also provides us the right to purchase the entire building prior to the landlord selling the building to an unrelated third party, and the right of us to terminate the lease after 10 years with proper notice and a penalty payment to the landlord. In addition, we will open and operate a new distribution center east of the Mississippi river (in a location to be determined) which is expected to begin operation in the summer of 2008. In 2008, when both new facilities are open and running to our satisfaction, we plan to close the Topeka distribution center.
ITEM 3. LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject.
On or about February 5, 2004, a complaint was filed against us in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. We believe we have meritorious defenses to the claims asserted in the lawsuit and have filed an answer. A pre-trial conference was held on November 13, 2006, during which the trial judge indicated that he was transferring the case to a new judge for all further proceedings. The case subsequently was assigned to Judge George P. Schiavelli and a status conference was held on January 29, 2007. During that status conference, Judge Schiavelli set a February 5, 2008 trial date, with the pretrial conference to be held on January 7, 2008. On October 12, 2006, we filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-

Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. We have moved to dismiss the California action filed by St. Paul, which was granted on February 12, 2007. On November 2, 2006, St. Paul removed the action from state court to the U.S. District Court for the District of Kansas. Also, on November 2, 2006, St. Paul moved to transfer the Kansas action to the U.S. District Court for the Central District of California, which was denied on January 10, 2007. On January 23, 2007, St. Paul filed a motion to stay the Kansas Action until the underlying lawsuit is resolved, which was granted on March 2, 2007. An estimate of the possible loss, if any, or the range of the loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our Consolidated Financial Statements.
On or about December 20, 2001, a First Amended Complaint was filed against us in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. We believe we have meritorious defenses to claims asserted in the lawsuit and have filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. We requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, we filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On August 22, 2006, the District Court entered an amended scheduling order setting an August 14, 2007 trial date. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our Consolidated Financial Statements.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. Collective Licensing International LLC (“Collective”), who licenses Airwalk® brand to us, was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. We have not been named in either matter, however, we owe certain indemnity obligations to Collective under our licensing agreement. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge in the ITC action entered an order granting summary judgment of non-infringement of design patent No. 0517,589 in favor of Collective and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the Administrative Law Judge entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. Also, under this order, hearing has been set for January 14 – 18, 2008, and the deadline for an initial determination by the Administrative Law Judge is April 11, 2008. We believe we have meritorious defenses to the claims asserted in the lawsuits and have filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our Consolidated Financial Statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the 14 weeks ended February 3, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were approximately 12,100 registered holders of the Company’s Common Stock as of February 3, 2007, compared to approximately 12,700 registered holders as of January 28, 2006.
Common Stock and Market Prices
The Company’s common stock is listed on the New York Stock Exchange under the trading symbol PSS. The quarterly intraday price ranges of the common stock in 2006 and 2005 were:

	2006		2005
	High	Low	High	Low
Fiscal Quarter
First	$24.39	$20.64	$16.09	$11.49
Second	27.80	20.36	21.71	13.37
Third	28.80	22.07	20.18	15.02
Fourth	35.14	25.76	25.74	17.50

Year	$35.14	$20.36	$25.74	$11.49
We have not paid a cash dividend on outstanding shares of common stock since our spin-off from The May Department Stores Company. We are subject to certain restrictions contained in our senior secured revolving credit facility and the Indenture governing our 8.25% Senior Subordinated Notes which restrict our ability to pay dividends. We do not currently plan to pay any cash dividends.
Recent Sales of Unregistered Securities
On May 27, 2004, May 26, 2005, and May 25, 2006, 2,215 shares, 4,150 shares, and 5,865 shares, respectively, were credited to Directors’ accounts under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. In addition, the following directors received a prorated director’s fee based on their date of election as a director during the year: Ms. Hofer received 3,347 shares on July 23, 2004; Mr. Weiss received 2,013 shares on January 27, 2005; Mr. Olivet received 1,340 shares on September 21, 2006; and Mr. Moran received 412 shares on March 1, 2007. Each director is permitted to defer receipt of a portion of their compensation including their annual restricted stock grant pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. In the past three years, non-management directors have deferred an aggregate of 67,082 shares under the Deferred Compensation Plan for Non-Management Directors. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transactions by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.

Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended February 3, 2007, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number	Approximate Dollar
			of Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	that May Yet Be
	of Shares		Announced Plans	Purchased Under the
	Purchased (1)	Average Price	or Programs	Plans or Programs
Period	(in thousands)	Paid per Share	(in thousands)	(in millions)

10/29/06 - 11/25/06	2	$27.24	—	$76.9
11/26/06 - 12/30/06	530	32.14	529	59.9
12/31/06 - 02/03/07	613	33.63	612	39.3

Total	1,145	$32.93	1,141	$39.3	(2)

(1)	Includes an aggregate of approximately four thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program. On March 6, 2007, we announced that on March 2, 2007, our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
New York Stock Exchange Corporate Governance Matters
As a listed Company with the NYSE, the Company is subject to certain Corporate Governance standards as required by the NYSE and/or the Securities and Exchange Commission (“SEC”). The Certification of the Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listing Standards relating to the Company’s compliance with The New York Stock Exchange Corporate Governance Listing Standards was submitted to the NYSE on June 21, 2006. Also, included as Exhibits to this Form 10-K are the required certifications by the Company’s CEO and CFO pursuant to Sarbanes-Oxley Act Sections 302 and 906.

The graph below compares the cumulative total stockholder return on Payless Common Stock against the cumulative returns of the Standard and Poor’s Corporation Composite Index (the “S&P 500 Index”), and the Peer Group, some of which are competitors and many of which were used in determining bonuses under the Company’s performance based incentive plans.
Comparison of Five Fiscal Year Cumulative Returns of the Company,
the S&P 500 Index and Peer Group
Investment Value at End of Fiscal Year:

	2001	2002	2003	2004	2005	2006
Payless	100.00	81.63	68.78	58.85	121.60	178.92
S&P500	100.00	76.98	103.59	110.02	121.43	139.04
Peer Group	100.00	89.07	123.03	147.37	140.00	158.82
The graph assumes $100 was invested on February 2, 2002, (the end of fiscal 2001) in Payless Common Stock, in the S&P 500 Index, and the Peer Group and assumes the reinvestment of dividends.
Companies comprising the Peer Group are: The Gap, Inc., Limited Brands, Inc., Ross Stores, Inc., The TJX Companies, Inc., Brown Shoe Company, Inc., Footstar, Inc., Genesco Inc., Shoe Carnival, Inc., The Finish Line, Inc., Foot Locker, Inc., and The Stride Rite Corporation.

ITEM 6. SELECTED FINANCIAL DATA
Our summary consolidated financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K .

			Fiscal Year(1)
(dollars in millions, except per share; shares in thousands)	2006(8)	2005	2004	2003	2002

Statements of Earnings (Loss) Data:
Net sales	$2,796.7	$2,665.7	$2,656.2	$2,662.4	$2,736.1
Cost of sales	1,821.0	1,777.1	1,836.5	1,920.9	1,883.5

Gross margin	975.7	888.6	819.7	741.5	852.6
Selling, general and administrative expenses	808.5	767.1	730.0	715.7	663.0
Restructuring charges (benefits)(2)	0.8	3.8	24.9	(0.2)	2.1

Operating profit from continuing operations	166.4	117.7	64.8	26.0	187.5
Interest expense	19.2	19.7	22.1	20.7	23.5
Interest income	(22.7)	(12.3)	(5.3)	(3.9)	(4.3)

Earnings from continuing operations before income taxes and minority interest	169.9	110.3	48.0	9.2	168.3
Provision (benefit) for income taxes	39.9	30.8	13.2	(4.0)	60.8

Earnings from continuing operations before minority interest	130.0	79.5	34.8	13.2	107.5
Minority interest, net of income taxes	(4.6)	(3.0)	2.3	3.7	3.0

Net earnings from continuing operations	125.4	76.5	37.1	16.9	110.5
Loss from discontinued operations, net of income taxes and minority interest(2)(3)	(3.4)	(6.0)	(39.1)	(17.0)	(4.6)

Net earnings (loss) before cumulative effect of change in accounting principle	122.0	70.5	(2.0)	(0.1)	105.9
Cumulative effect of change in accounting principle, net of income taxes and minority interest(4)	—	(4.1)	—	—	—

Net earnings (loss)	$122.0	$66.4	$(2.0)	$(0.1)	$105.9

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.87	$1.13	$0.55	$0.25	$1.62
Loss from discontinued operations	(0.05)	(0.09)	(0.58)	(0.25)	(0.07)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	1.82	1.04	(0.03)	—	1.55
Cumulative effect of change in accounting principle	—	(0.06)	—	—	—

Diluted earnings (loss) per share	$1.82	$0.98	$(0.03)	$—	$1.55

Average shares outstanding — diluted	66,974	67,854	68,020	68,031	68,383
Balance Sheet Data:
Working capital	$526.3	$516.0	$391.6	$367.9	$291.0
Property and equipment, net	421.2	385.1	421.2	423.5	408.1
Total assets	1,427.4	1,314.5	1,239.8	1,204.3	1,169.0
Total long-term debt(5)	202.1	204.6	204.6	203.7	223.9
Total equity(6)	700.1	652.0	595.0	604.4	595.1
Other Financial Data:
Capital expenditures	$118.6	$64.3	$102.0	$107.7	$97.0
Present value of operating leases	1,011.9	945.7	1,018.2	979.8	918.4
Net retail sales growth, continuing operations	4.9%	0.4%	(0.2)%	(2.7)%	(0.3)%
Same-store sales growth, continuing operations(7)	3.5%	2.4%	(0.8)%	(3.3)%	(2.6)%
Return on equity, including discontinued operations	18.7%	11.2%	(0.3)%	—%	22.8%
Return on net assets, including discontinued operations	12.3%	9.9%	4.4%	4.4%	14.8%
Return on invested capital, continuing operations	14.5%	10.3%	5.8%	4.6%	15.0%
Stores open (at year-end)	4,572	4,605	4,640	5,042	4,992

(1)	All years include 52 weeks, except 2006, which includes 53 weeks. During 2003, we changed the reporting for our operations in the Central and South American Regions to use a December 31 year-end.

(2)	In 2006, 2005 and 2004, the restructuring activity relates to our decision to exit all Parade, Peru and Chile stores, as well as 264 Payless ShoeSource stores. We also eliminated approximately 200 management and administrative positions. In 2003 and 2002, the restructuring activity relates to changes in estimated net costs associated with the restructuring charge recorded in 2001 in connection with our decision to close certain domestic division offices, as well as approximately 100 under-performing stores.

(3)	During 2006, we exited retail operations in Japan and closed its one store location. The financial results for retail operations in Japan have been reflected as discontinued operations for all periods presented. In addition, as a result of the 2004 restructuring, the results of operations for Parade, Peru, Chile and 26 Payless closed stores are classified as discontinued operations for all periods presented.

(4)	As discussed in Note 20 “Change in Accounting Principle” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” during the fourth quarter of 2005.

(5)	Excluded from total long-term debt for all periods are demand notes payable entered into to finance our subsidiaries in the Central American Region, which totaled $2.0 million at February 3, 2007. We maintain certificates of deposit, which totaled $2.0 million at February 3, 2007, in amounts equal to those demand notes, as compensating balances to collateralize those notes payable. The certificates of deposit are reflected as restricted cash in our consolidated balance sheets found elsewhere in this Form 10-K.

(6)	During 2002, 2003, 2004, 2005 and 2006, we repurchased $2.1 million (108 thousand shares), $1.7 million (117 thousand shares), $11.4 million (938 thousand shares), $71.2 million (3.3 million shares), and $129.3 million (5.0 million shares), respectively, of common stock under our stock repurchase programs and in connection with our employee stock purchase, deferred compensation and stock incentive plans.

(7)	Same-store sales are presented on a 52 week comparing basis for all years. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. The same-store sales calculation excludes the South American and Central American Regions.

(8)	During 2006, we adopted the fair value recognition provisions of SFAS No 123(R), “Share-Based Payment.” See Note 2 “Share-Based Compensation” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are the largest specialty family footwear retailer by number of locations in the Western Hemisphere with retail stores in the United States, Canada, the Caribbean, and the Central and South American Regions. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. Our stores offer fashionable, quality, private label and branded footwear and accessories for women, men and children at affordable prices in a self-selection shopping format.
During 2006, we exited retail operations in Japan, closing our one store location. The financial information for our Japan retail operations has been classified as discontinued operations for all periods presented. During 2004, we substantially completed a series of strategic initiatives as part of a restructuring plan designed to sharpen our focus on our core business strategy, reduce expenses, accelerate decision-making, increase profitability, improve our operating margin and build value for stockholders over the long-term. The strategic initiatives included: 1) closing all Parade stores and related operations, 2) the sale of Chile and Peru entities, 3) closing of approximately 260 Payless ShoeSource stores, 4) ceasing wholesaling businesses with no significant growth opportunity, and 5) eliminating approximately 200 management and administrative positions. As a result of the restructuring, we have reflected the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores as discontinued operations in the Consolidated Financial Statements. Unless otherwise noted, the amounts and discussions included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations relate to continuing operations.
Fiscal year 2006 contains 53 weeks. For the fiscal year 2006, total sales increased 4.9% or $131.0 million, to $2.8 billion, over the prior year. Sales in the 53rd week of 2006 were $36.4 million. On a 52 week comparing basis, same-store sales increased 3.5%. We achieved positive same-store sales growth in all four quarters of the fiscal year 2006. During 2006, we sold approximately 2.4% less footwear units than the prior year, but our footwear average selling price per unit was approximately

8.8% higher. Gross margin was 34.9% of sales in 2006, versus 33.3% in the prior year primarily due to more favorable initial mark-on. The combination of sales growth with solid margin improvement contributed to an improvement of $48.7 million in operating profit from continuing operations between years.
Our cash and cash equivalents balance at the end of 2006 was $371.4 million, a decrease of $6.8 million from 2005. Short-term investments at the end of 2006 were $90.0 million, an increase of $31.0 million from 2005. Total inventories at the end of 2006 were $361.9 million, an increase of $29.3 million from the prior year. The increase was primarily driven by the timing of receipts for the Easter holiday selling season and an increase in raw materials due to a higher percentage of products sourced directly by the Company. On a per store basis, store inventory was virtually flat comparing 2005 to 2006.
Our strategy is focused on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations. Our mission is to become the first choice for style and value in footwear and accessories for our target consumers. Creating an emotional connection with our target consumers is central to our overall strategy.
By offering on-trend targeted product, we successfully build a connection with our customers. We interpret fashion trends timely and translate this into on-trend product in our stores through an extensive due diligence process. Beginning about a year in advance, we review key fashion markets in Europe and the U.S. We employ trend services and examine the industry’s ready-to-wear forecasts. Then, we test product. By doing so, we gain valuable intelligence well in advance of the seasons’ arrival. We refine our ideas, commit to a product assortment, and display that assortment in our stores at about the same time as other fashion-conscious higher-priced competitors. Customers demand on-trend products, but have different definitions of what that means. So we inspire possibilities for the classic woman, the fashion woman, for juniors, and for children. Importantly, we believe customers can be on-trend at a great value. Customers will always find segmented pricing at Payless with good-better-best price points. Through elements of promotion and pricing tiers, we plan to maintain market share with budget-oriented shoppers while driving the opportunity to increase market share with expressive customers. Customers believe Payless delivered greater value in 2006 versus 2005 in spite of higher 2006 average retails because, in large part, we offered more on-trend products.
The next component of our strategy is brand marketing effectiveness, and the development of a “House of Brands” architecture in our overall Payless brand positioning. We intend to build, license or buy appropriate aspirational brands to cover all of our major customer segments. As we continue to increase the proportion of branded footwear in our assortment, we will have more pricing flexibility to increase the average selling price per unit. On March 6, 2007, we entered into an agreement to acquire 100% of the partnership interest of Collective International, LP (“Collective”) for $91 million in cash, excluding transaction costs and subject to customary purchase price adjustments to reflect current assets and total liabilities at closing. Collective is a brand development, management and licensing company that currently licenses the Airwalk® brand to us. This transaction closed on March 30, 2007. This transaction, combined with the acquisition of the American EagleTM brand, our designer partnerships with Laura Poretsky and Lela Rose, our direct-to-retail licensing agreement with Disney Enterprises, Inc., and our alliance with Exeter Brands Group LLC, a wholly-owned subsidiary of Nike, Inc., to launch a new brand of performance athletic shoes called Tailwind®, are examples of this strategy that will continue to be implemented over a period of years. In June 2006, we officially launched the new Payless logo, which incorporates key design elements that leverage our heritage and communicate a “new and improved” Payless, a brand that is contemporary, fun, friendly and above all, stylish. The logo amplifies the new Payless brand essence . . . inspiring fun, fashion possibilities for the family. We use the new logo in all facets of marketing and communications, including television and print advertising, in stores, and online. All new stores feature the new logo on store fronts; current stores will receive new exterior signage concurrent with any remodel in a phased approach over time.
During 2006, we introduced two new store designs to improve our ability to showcase our merchandise, improve the in-store experience for our customers, and further support the Payless brand identity. The first design, known as “hot zone,” was the design for virtually all of our 2006 store openings. As of the end of fiscal 2006, we had 249 stores in this format. We anticipate about another 100 hot zones by year-end 2007. Fiscal 2006 also marked the launch of the new Payless “fashion lab” concept. This store format allows customers to shop by style first rather than size. It also incorporates several improvements to the store environment such as lighting, gondolas and sight lines. In 2007 we intend to open approximately 15 new fashion lab stores in highly productive fashion malls and central business districts. Overall, we intend to remodel approximately 500 stores to some degree in 2007. This is a key part of our strategy, but we plan to approach investing in new store formats thoughtfully, before committing meaningful capital resources.

We are also creating a great shopping experience through improved store operations execution. Our passionate and skilled store teams offer friendly helpful service. Third party consumer research in 2006 showed that we are #2 in customer service among all footwear retailers, even though we are a self-service format. Our retail operations management coaches store teams to engage customers and execute the important operating details that are a necessary part of retail. By striking this balance of engagement and operational excellence, we delight customers with the kind of shopping experience they value.
The last major component of our strategy is improving the efficiency of our operations. We are reviewing all of the significant operational elements of our business model; whether that entails achieving more cost effective sourcing, improving the efficiency of our supply chain and physical distribution network, or identifying productivity improvements within the four walls of our stores. Where we can realize appropriate returns on capital, we will move quickly but prudently to enhance our overall return on invested capital. An example of this strategy is our recently announced plan to shift to a dual-distribution center model. The new model will allow us to more quickly deliver on-trend, targeted product to our stores and customers. We plan to open our West Coast distribution center in the summer of 2007, as well as another distribution center east of the Mississippi River in the summer of 2008. Once both new distribution centers are operating satisfactorily, we plan to close our current distribution center in Topeka, Kansas. Total exit costs related to the closing of the Topeka distribution center are currently estimated to be approximately $14 million, consisting of approximately $4 million of non-cash accelerated depreciation expenses, approximately $8 million for employee severance expenses, and approximately $2 million related to other exit costs. A portion of the employee severance expenses will be recognized in the first quarter of 2007. The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed. Actual results could vary from these estimates.
Investing in our business will remain a top priority. These investments will take place on a variety of levels. We are increasing the total amount of capital investments driven mostly by supply chain. We will continue to invest in all elements of our business that impact the customer experience, while ensuring that an efficient supporting infrastructure is in place.

Review of Operations
The following discussion summarizes the significant factors affecting operating results for the fiscal years ended February 3, 2007 (2006), January 28, 2006 (2005), and January 29, 2005 (2004). Fiscal year 2006 contains 53 weeks of operating results compared to fiscal years 2005 and 2004 which contain 52 weeks. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes to the Consolidated Financial Statements. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years were as follows:

	53 Weeks Ended		52 Weeks Ended		52 Weeks Ended
(dollars in millions, except per share)	2006		2005		2004
		% of		% of		% of
		Sales		Sales		Sales
Net sales	$2,796.7	100.0%	$2,665.7	100.0%	$2,656.2	100.0%
Cost of sales	1,821.0	65.1	1,777.1	66.7	1,836.5	69.1

Gross margin	975.7	34.9	888.6	33.3	819.7	30.9
Selling, general and administrative expenses	808.5	28.9	767.1	28.8	730.0	27.5
Restructuring charges	0.8	—	3.8	0.1	24.9	0.9

Operating profit from continuing operations	166.4	6.0	117.7	4.4	64.8	2.5
Interest expense	19.2	0.7	19.7	0.7	22.1	0.8
Interest income	(22.7)	(0.8)	(12.3)	(0.4)	(5.3)	(0.2)

Earnings from continuing operations before income taxes and minority interest	169.9	6.1	110.3	4.1	48.0	1.9
Provision for income taxes(1)	39.9	23.5	30.8	27.9	13.2	27.5

Earnings from continuing operations before minority interest	130.0	4.6	79.5	3.0	34.8	1.3
Minority interest, net of income taxes	(4.6)	(0.1)	(3.0)	(0.1)	2.3	0.1

Net earnings from continuing operations	125.4	4.5	76.5	2.9	37.1	1.4
Loss from discontinued operations, net of income taxes and minority interest	(3.4)	(0.1)	(6.0)	(0.3)	(39.1)	(1.5)

Net earnings (loss) before cumulative effect of change in accounting principle	122.0	4.4	70.5	2.6	(2.0)	(0.1)
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	—	(4.1)	(0.2)	—	—

Net earnings (loss)	$122.0	4.4%	$66.4	2.4%	$(2.0)	(0.1)%

Basic earnings (loss) per share:
Earnings from continuing operations	$1.90		$1.13		$0.55
Loss from discontinued operations	(0.05)		(0.09)		(0.58)

Basic earnings (loss) per share before cumulative effect of change in accounting principle	1.85		1.04		(0.03)
Cumulative effect of change in accounting principle	—		(0.06)		—

Basic earnings (loss) per share	$1.85		$0.98		$(0.03)

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.87		$1.13		$0.55
Loss from discontinued operations	(0.05)		(0.09)		(0.58)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	1.82		1.04		(0.03)
Cumulative effect of change in accounting principle	—		(0.06)		—

Diluted earnings (loss) per share	$1.82		$0.98		$(0.03)

Return on sales from continuing operations	4.5%		2.9%		1.4%
Return on equity, including discontinued operations(2)	18.7%		11.2%		(0.3)%
Return on net assets, including discontinued operations(3)	12.3%		9.9%		4.4%
Return on invested capital, continuing operations(4)	14.5%		10.3%		5.8%

(1)	Percent of sales columns for the provision for income taxes represents effective income tax rates.

(2)	Return on equity is computed as net earnings (loss), including discontinued operations, divided by beginning shareowners’ equity and measures our ability to invest shareowners’ funds profitably. The increase in return on equity from 2005 to 2006 and 2004 to 2005 is primarily due to an increase in net earnings.

(3)	Return on net assets is computed as pre-tax net earnings, including discontinued operations, plus net interest expense and the interest component of operating leases, divided by beginning of year net assets, including present value of operating leases (“PVOL”), and represents performance independent of capital structure. The increase in return on net assets from 2005 to 2006 and 2004 to 2005 is primarily due to an increase in net earnings.

(4)	Return on invested capital is computed as operating profit from continuing operations, adjusted for income taxes at the applicable effective rate, divided by the average amount of long-term debt and shareowners’ equity. The increase in return on invested capital from 2005 to 2006 and 2004 to 2005 is primarily due to an increase in operating profit from continuing operations.
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
Sales percent increases (decreases) are as follows:

	2006	2005	2004
Net sales	4.9%	0.4%	(0.2)%
Same-store sales*	3.5	2.4	(0.8)
Average selling price per unit	9.4	7.6	9.0
Unit volume	(4.1)	(6.3)	(9.1)
Footwear average selling price per unit	8.8	4.6	6.6
Footwear unit volume	(2.4)	(2.9)	(7.0)
Non-footwear average selling price per unit	2.9	12.2	16.4
Non-footwear unit volume	(10.3)	(17.2)	(15.0)
*Calculated on a 52 week comparing basis
Net sales for fiscal 2006 totaled $2.80 billion. The impact of the additional week of sales in 2006 due to the 53rd week was $36.4 million. On a 52 week comparing basis, net sales and same-store sales increased in 2006 from 2005 primarily due to positive sales performance across all segments of the women’s category and girl’s shoes, partially offset by weaker performance in accessories, boy’s shoes, men’s boots and men’s athletics.
Net sales for fiscal 2005 totaled $2.67 billion. During 2005, net sales and same-store sales increased over 2004 primarily due to positive sales performance in the women’s category (particularly in the casual and dress departments), and in the women’s athletics and children’s categories. Weaker categories during 2005 were men’s and accessories.
Cost of Sales
Cost of sales includes cost of merchandise sold and our buying and occupancy costs. Cost of sales was $1.82 billion in 2006 up 2.5% from $1.78 billion in 2005. As a percent of net sales, cost of sales was 65.1% in 2006, compared with 66.7% in 2005. The decrease in cost of sales as a percentage of net sales was due primarily to more favorable initial mark-ons relative to last year.
Cost of sales was $1.78 billion in 2005 compared with $1.84 billion in 2004, a 3.2% decrease. As a percent of net sales, cost of sales was 66.7% in 2005, compared with 69.1% in 2004. Cost of sales, as a percentage of sales, decreased primarily due to more favorable initial mark-ons relative to 2004.

Selling, General and Administrative Expenses
In 2006, selling, general and administrative expenses were $808.5 million, an increase of 5.4% from $767.1 million in the 2005 period. Selling, general and administrative expenses as a percentage of net sales were 28.9% in 2006 compared with 28.8% in 2005. The increase, as a percentage of net sales, primarily reflects the result of 0.5 percentage points of additional costs for employee incentive programs (including a 0.3 percentage point increase related to the incremental impact of SFAS No. 123(R)), partially offset by a 0.5 percentage point reduction in payroll and related costs driven primarily by 2005 management transition costs that did not repeat in 2006.
Selling, general and administrative expenses were $767.1 million in 2005 compared with $730.0 million in 2004, a 5.1% increase. As a percent of net sales, selling, general and administrative expenses were 28.8% for 2005 compared with 27.5% in 2004. This increase, as a percentage of net sales, primarily reflected a 0.8 percentage point increase related to the cost of employee incentive programs, a 0.3 percentage point increase in advertising, and a 0.2 percentage point increase in professional services primarily related to our brand architecture and customer engagement training initiatives.
Restructuring Charges
Restructuring charges relate to strategic initiatives that were substantially completed in 2004. In 2006, we incurred pre-tax restructuring charges of $1.6 million relating to contract termination costs in excess of previous estimates. The $1.6 million pre-tax charge was comprised of $0.8 million relating to continuing operations and $0.8 relating to discontinued operations. In 2005, we incurred pre-tax restructuring charges of $9.7 million primarily relating to contract termination costs in excess of previous estimates and other exit costs associated with our strategic initiatives. The $9.7 million pre-tax charge was comprised of $3.8 million relating to continuing operations and $5.9 million relating to discontinued operations. The 2004 pre-tax restructuring charge of $67.9 million ($24.9 million related to continuing operations and $43.0 million related to discontinued operations) included $34.7 million for asset impairments and net disposal losses, $21.3 million for contract termination costs, $9.3 million for employee severance costs and $2.6 million for other exit costs. Employee severance costs included estimates regarding the amount of severance payments made to certain terminated associates, and contract termination costs included estimates regarding the length of time required to sublease vacant space and expected recovery rates. Actual results could vary from these estimates.
The significant components of the restructuring charge incurred as of February 3, 2007, are summarized as follows:

	Total Charges	Accrual Balance as of	Accrual	Cash	Accrual Balance as of
(dollars in millions)	to Date	January 28, 2006	Adjustments	Payments	February 3, 2007
Employee severance costs	$9.0	$1.0	$—	$(0.8)	$0.2
Contract termination costs	30.1	5.5	1.6	(4.3)	2.8
Other exit costs	5.1	—	—	—	—

	44.2	$6.5	$1.6	$(5.1)	$3.0

Asset impairments and net disposal losses	35.0

Total Charges	$79.2

Interest (Income) Expense
Interest income and expense components were:

(dollars in millions)	2006	2005	2004
Interest expense	$19.2	$19.7	$22.1
Interest income	(22.7)	(12.3)	(5.3)

Interest (income) expense, net	$(3.5)	$7.4	$16.8

Interest expense decrease in 2006 is due primarily to a reduction of debt. Interest income increased in 2006 due primarily to an increase in invested balances and increased yield.

The decrease in 2005 interest expense was a result of an average lower notes payable balance throughout 2005 versus 2004. The increase in 2005 interest income was a result of increased cash and short-term investment balances over 2004 and an increase in the rate of return earned on available funds. This was offset by a decrease in interest earned on certificates of deposit maintained to collateralize notes payable.
Income Taxes
The effective tax rate from continuing operations was 23.50% in 2006 versus 27.90% in 2005 and 27.50% in 2004.
Our effective tax rates have differed from the U.S. statutory rate principally due to the impact of our operations conducted in jurisdictions with rates different than the U.S. statutory rate, the benefit of jurisdictional tax credits, favorable adjustments to our income tax reserves due primarily to favorable settlements of examinations by taxing authorities, the impact of repatriating earnings from offshore and the on-going implementation of tax efficient business initiatives. See Note 8 of our Consolidated Financial Statements for more information detailing the relative impact of these items on our tax rate on a comparative basis.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is often highly judgmental. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the periods in which assessments are made or resolved or when statutes of limitation on potential assessments expire. During 2006, 2005, and 2004, adjustments to our prior year estimates have favorably impacted our effective tax rates. The favorable impact of the adjustment is more significant in 2006 relative to 2005 and 2004.
At February 3, 2007, deferred tax assets for state and foreign net operating loss carryforwards are $8.5 million, less a valuation allowance of $1.9 million. The net operating losses related to recorded assets will expire as follows: $0.4 million in 2007 through 2009, $0.2 million in 2008 through 2009, $2.2 million in 2010 through 2011, and $3.8 million by 2024. In addition, state income tax credit carryforwards are $8.1 million, less a valuation allowance of $4.7 million. The remaining valuation allowance relates to other deferred tax assets in a Latin American country that does not have a history of earnings. The state tax credit carryforwards related to the recorded assets expire as follows: $1.0 million by 2013, and $2.4 million may be carried forward indefinitely.
The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s Chief Executive Officer and approved by its Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well. During 2005, our Chief Executive Officer established domestic reinvestment plans which were approved by the Board of Directors. Pursuant to the plans, we repatriated $85.0 million from foreign subsidiaries during 2005. The repatriation resulted in recognition of income tax expense of $3.7 million, for which we provided $2.3 million in 2004 and $1.4 million in 2005. At the close of 2006, we have not provided tax on our cumulative undistributed earnings of foreign subsidiaries of approximately $50 million, because it is our intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable. If earnings were distributed, we would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, we would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. We anticipate that earnings would not be repatriated unless it was tax efficient to do so.
Impact of Inflation
Inflation did not have a material impact on our net sales growth or net earnings (loss) for the three years in the period ended February 3, 2007.
Minority Interest, Net of Income Taxes
Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations. The increase in minority interest expense from 2005 to 2006 and 2004 to 2005 is due to increased earnings from our joint ventures.

Discontinued Operations
During 2006, we committed to a plan to exit retail operations in Japan and close our one store location. As of February 3, 2007, we are substantially complete with the exit process, and total exit costs were $1.8 million, before income taxes and minority interest. Discontinued operations include all Parade, Chile, and Peru stores, as well as 26 Payless stores in North America and Japan retail operations. The decrease in loss from discontinued operations from 2004 to 2005 is primarily due to the fact that our decision to exit Parade, Peru, Chile and 26 Payless stores in North America occurred in 2004 which is also when a majority of the exit costs where incurred.
International Segment Operating Results
Our international segment includes retail operations in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands. The following table summarizes the operating results of the international segment:

(dollars in millions)	2006	2005	2004
Revenues from external customers	$401.5	$359.7	$329.7
Operating profit from continuing operations	50.5	34.3	11.3
In general, gross margin percentages in our international segment exceed those in the domestic segment due to greater initial mark-on. Also, as a percent of revenue, our selling, general and administrative expenses in the international segment are lower than in the domestic segment primarily due to lower payroll-related expenses. Therefore, as a percentage of revenue, operating profits in our international segment exceed those in our domestic segment.
The increase in operating profit from continuing operations from 2005 to 2006 is primarily due to increased sales and improved gross margin percentages in Canada and Latin America, partially offset by reduced net sales and increased selling, general and administrative expenses in Puerto Rico. The increase in operating profit from continuing operations from 2004 to 2005 is primarily due to increased net sales and improved gross margin percentages in Latin America.
Store Activity
During 2006, we had a net decrease of 33 stores (63 openings and 96 closings). We also relocated 106 stores. As of February 3, 2007, store count was 4,572 stores, including 3,986 stores in the domestic United States, 315 stores in Canada, 88 stores in Puerto Rico and U.S. Virgin Islands, 152 stores in the Central American region and 31 stores in the South American region.
Our store activity plan for fiscal year 2007 includes a net decrease of approximately 10 stores. This includes approximately 60 new stores and 70 store closings. We also intend to relocate approximately 60 stores. The current plan for 2007 through 2009 will not materially increase or decrease the net number of Payless ShoeSource stores. We review our store activity plan at least on an annual basis.

Liquidity and Capital Resources
We ended 2006 with a cash and cash equivalents balance of $371.4 million, a decrease of $6.8 million from 2005, and short-term investments of $90.0 million, an increase of $31.0 million over 2005. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources. Sources and (uses) of cash are summarized below:

(dollars in millions)	2006	2005	2004
Net earnings (loss)	$122.0	$66.4	$(2.0)
Non-cash component of restructuring charges	—	—	10.8
Working capital (increases) decreases	(17.5)	30.0	103.2
Other operating activities	36.7	40.1	48.9
Depreciation and amortization	88.5	90.4	94.6

Cash flow provided by operating activities	229.7	226.9	255.5

Payments for capital expenditures	(118.6)	(64.3)	(102.0)
Net purchases of investments	(27.4)	(36.4)	(11.3)
Other investing activities	(10.9)	2.1	30.0

Cash flow used in investing activities	(156.9)	(98.6)	(83.3)

Net purchases of common stock	(82.2)	(21.6)	(9.8)
Net payments of debt and deferred financing costs	(3.0)	(1.3)	(29.8)
Distributions to minority owners	(1.5)	—	—
Contributions from minority owners	—	—	2.1
Other financing activities	9.2	0.9	1.6

Cash flow used in financing activities	(77.5)	(22.0)	(35.9)

Effect of exchange rate changes on cash	(2.1)	0.9	(2.0)

(Decrease) increase in cash and cash equivalents	$(6.8)	$107.2	$134.3

Cash Flow Provided by Operating Activities
Cash flow from operations was $229.7 million in 2006 compared with $226.9 million in 2005 and $255.5 million in 2004. The significant changes in cash flow from operations from 2006 compared with 2005 are due to increases in net earnings, offset by a change in inventory. The significant changes in cash flow from operations in 2005 as compared to 2004 were due to changes in accrued expenses, accounts payable and inventory, offset by an increase in net earnings.
Cash Flow Used in Investing Activities
In 2006, our capital expenditures totaled $118.6 million including $45.6 million for new and relocated stores, $35.6 million to remodel existing stores, $19.3 million for information technology hardware and systems development, $4.2 million for costs associated with the West Coast distribution center and $13.9 million for other necessary improvements. We also spent $15.5 million on the acquisition of intangible assets in 2006. We expect that cash paid for capital expenditures during 2007 will be approximately $160.0 million. We intend to use internal cash flow and available financing from our $200 million revolving credit agreement to finance all of these expenditures.
Cash Flow Used in Financing Activities
The Company has made the following common stock repurchases:

(dollars in millions, shares in thousands)	2006		2005		2004
	Dollars	Shares	Dollars	Shares	Dollars	Shares
Stock repurchase program	$128.4	4,960	$70.4	3,234	$10.1	839
Employee stock purchase, deferred compensation and stock incentive plans	0.9	34	0.8	45	1.3	99

	$129.3	4,994	$71.2	3,279	$11.4	938

Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $12.4 million of common stock. This limit may increase or decrease based upon our net earnings. As of February 3, 2007, we had approximately $39.3 million of remaining common stock repurchase authorization from our Board of Directors. On March 2, 2007, our Board of Directors authorized an aggregate of $250 million of share repurchases.
We maintain a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. In April 2006, we entered into our first Amendment to the Facility. Among other things, the amendment extends the term of the Facility until January 15, 2011, allows us to increase the maximum borrowing amount up to $250 million from $200 million prior to the expiration of the Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0% to 1.5%, or the base rate as defined in the agreement governing the Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at February 3, 2007, was 6.37%. A quarterly commitment fee of 0.25% per annum is payable on the unborrowed balance. No amounts were drawn on the Facility as of February 3, 2007. Based on our current borrowing base, we may borrow up to $187.1 million under our Facility, less $30.4 million in outstanding letters of credit as of February 3, 2007.
In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of February 3, 2007, we are in compliance with all covenants. As of February 3, 2007, the fair value of the Notes is $207.0 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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
Financial Commitments
As of February 3, 2007, no amounts were drawn against the $187.1 million borrowing base available under the $200.0 million Facility. However, the $187.1 million borrowing base available under the Facility is reduced by $30.4 million in outstanding letters of credit.

Our financial commitments as of February 3, 2007, are described below:

	Payments due by Period
		Less than			More than
(dollars in millions)	Total	One Year	1-3 Years	3-5 Years	Five Years

Senior subordinated notes (including unamortized discount)	$200.0	$—	$—	$—	$200.0
Capital lease obligations (including interest)	0.5	0.4	0.1	—	—
Operating lease obligations	1,233.5	254.4	417.5	286.6	275.0
Interest on notes payable and long-term debt	107.7	16.6	25.0	41.3	24.8
Royalty obligations	46.7	9.7	18.2	6.4	12.4
Equipment purchases	18.3	18.3	—	—	—
Intangible asset obligations	10.0	3.0	7.0	—	—
Service agreement obligations	10.1	5.7	3.6	0.8	—
Employment agreement obligations	3.1	2.7	0.4	—	—
Employee severance	2.5	1.7	0.8	—	—
Other long-term debt	4.0	—	4.0	—	—

	$1,636.4	$312.5	$476.6	$335.1	$512.2

We lease substantially all of our stores and are committed to making lease payments over varying lease terms. The operating lease obligations presented above represent the total lease obligations due to landlords, including obligations related to closed stores as well as our obligations related to leases that we have sublet. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of lease obligations includes renewal option periods. Our royalty obligations consist of minimum royalty payments for the purchase of branded merchandise. Our equipment purchases consist of equipment purchased for our new distribution facility in Redlands, California. Our intangible asset obligations include payments for trademarks we have purchased. Our service agreement obligations consist of minimum payments for services that we cannot avoid without penalty. Our employment agreement obligations consist of minimum payments to certain of our executives. Employee severance obligations consist of contractually-specified payments associated with our restructuring initiatives and management transition.
Amounts not reflected in the table above:
•	We issue cancelable purchase orders to various vendors for the purchase of our merchandise. As of February 3, 2007, we had merchandise purchase obligations in the amount of approximately $193 million for which we will likely take delivery.
•	As previously discussed, we have demand notes payable of $2.0 million to efficiently finance our subsidiaries in the Central American Region.
We believe that our liquid assets, cash generated from operations and the Facility will provide us with sufficient funds for capital expenditures, repurchases of our common stock and other operating activities for the next twelve months and thereafter for the foreseeable future.
Financial Condition Ratios
The debt-to-capitalization ratio was 22.6%, 24.0%, and 25.9% for 2006, 2005 and 2004, respectively. The 2006 debt-to-capitalization ratio decreased primarily due to the increase in net earnings, partially offset by a reduction in equity due to repurchase of common stock. For purposes of the debt-to-capitalization ratio, total debt is long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases (including certain option periods where failure to exercise such options would result in an economic penalty) as debt and as capitalization, would be 63.5%, 63.8% and 67.3% in 2006, 2005 and 2004, respectively.

Critical Accounting Policies
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and notes thereto. Actual results may differ from these estimates, and such differences may be material to the Consolidated Financial Statements. We believe that the following critical accounting policies involve a higher degree of judgment or complexity. See the Notes to our Consolidated Financial Statements for a complete discussion of our significant accounting policies.
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
Inherent in the retail method calculation are certain significant management judgments and estimates including markdowns and shrinkage, which can significantly impact the owned retail and, therefore, the ending inventory valuation at cost. Specifically, the failure to take permanent or clearance markdowns on a timely basis can result in an overstatement of cost under the retail method. We believe that our application of the retail method reasonably states inventory at the lower of cost or market.
Property and Equipment
Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for store remodels, refurbishments and improvements that significantly add to the product capacity or extend the useful life of an asset are capitalized. Projects in progress are stated at cost, which includes the cost of construction and other direct costs attributable to the project. No provision for depreciation is made on projects in progress until such time as the relevant assets are completed and put into service.
Property and equipment are reviewed on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the asset is recoverable. Estimated future cash flows are used to determine if impairment exists. We use current operating results and historical performance to estimate future cash flows on a store-by-store basis.
Rent Expense
Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of straight-line rent expense includes renewal option periods. Also, landlord-provided tenant improvement allowances are recorded in other liabilities and amortized as a credit to rent expense over the term of the lease and favorable lease rights are amortized to rent expense over the term of the lease.
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
Accounting for Taxes
We are routinely under audit by the United States federal, state, local and foreign tax authorities in the areas of income taxes and sales and use taxes. In evaluating the potential exposures associated with our various tax filings, we accrue charges for exposures. Based upon our quarterly evaluations of tax positions, we believe we have appropriately filed our tax returns and accrued for potential exposures. To the extent we prevail in income tax matters for which accruals have been established or we are required to pay amounts in excess of reserves, our effective income tax rate in a given financial period might be impacted. We have various domestic and foreign tax examinations currently in process.
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
Share-based Compensation
We account for share-based awards in accordance with SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). As required by SFAS No. 123(R), share-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using a binomial model. The binomial model requires various highly judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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
In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. In the consolidated statement of earnings, we present sales net of such taxes within the scope of EITF Issue 06-3. Other than the additional required disclosure, this EITF will not have an impact on our Consolidated Financial Statements.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. We adopted SFAS No. 158 effective February 3, 2007. Please refer to Note 7 of our Consolidated Financial Statements for further discussion related to the adoption of this Statement.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The impact of this adoption was not material to our Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this adoption on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 1.0% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at February 3, 2007; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR.
Foreign Currency Risk
We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible; to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
In 2006, approximately 96% of our footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, on July 21, 2005, the PRC’s government revalued the Yuan by 2.1%, setting the exchange rate at 8.11 Yuan per U.S. dollar, and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.3% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of February 2, 2007, the last day of trading in our fiscal year, the exchange rate was 7.75 Yuan per U.S. dollar.
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
The Committee consists of six outside directors all of whom have accounting or financial management expertise. The members of the Committee are Daniel Boggan Jr., Howard R. Fricke, Robert F. Moran, Michael E. Murphy, John F. McGovern and David Scott Olivet. The Audit and Finance Committee regularly reports the results of its activities to the full Board of Directors.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Payless ShoeSource, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 3, 2007.
Payless ShoeSource, Inc.’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report dated March 30, 2007 on our management’s assessment of our internal control over financial reporting.

/s/ Matthew E. Rubel	/s/ Ullrich E. Porzig

Chief Executive Officer and President	Senior Vice President — Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of
Payless ShoeSource, Inc.
Topeka, Kansas
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Payless ShoeSource, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007 of the Company and our report dated March 30, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the change in accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and change in accounting for pension and other postretirement benefits upon adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of Financial Accounting Standards Board Statements No. 87, 88, 106, and 132(R).”
DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 30, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of
Payless ShoeSource, Inc.
Topeka, Kansas
We have audited the accompanying consolidated balance sheets of Payless ShoeSource, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, shareowners’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Payless ShoeSource, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and as discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for pension and other postretirement benefits upon adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of Financial Accounting Standards Board Statements No. 87, 88, 106, and 132(R).”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 30, 2007

PAYLESS SHOESOURCE, INC.
CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(dollars in millions, except per share)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	$2,796.7	$2,665.7	$2,656.2
Cost of sales	1,821.0	1,777.1	1,836.5

Gross margin	975.7	888.6	819.7
Selling, general and administrative expenses	808.5	767.1	730.0
Restructuring charges	0.8	3.8	24.9

Operating profit from continuing operations	166.4	117.7	64.8
Interest expense	19.2	19.7	22.1
Interest income	(22.7)	(12.3)	(5.3)

Earnings from continuing operations before income taxes and minority interest	169.9	110.3	48.0
Provision for income taxes	39.9	30.8	13.2

Earnings from continuing operations before minority interest	130.0	79.5	34.8
Minority interest, net of income taxes	(4.6)	(3.0)	2.3

Net earnings from continuing operations	125.4	76.5	37.1
Loss from discontinued operations, net of income taxes and minority interest	(3.4)	(6.0)	(39.1)

Net earnings (loss) before cumulative effect of change in accounting principle	122.0	70.5	(2.0)
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	(4.1)	—

Net earnings (loss)	$122.0	$66.4	$(2.0)

Basic earnings (loss) per share:
Earnings from continuing operations	$1.90	$1.13	$0.55
Loss from discontinued operations	(0.05)	(0.09)	(0.58)

Basic earnings (loss) per share before cumulative effect of change in accounting principle	1.85	1.04	(0.03)
Cumulative effect of change in accounting principle	—	(0.06)	—

Basic earnings (loss) per share	$1.85	$0.98	$(0.03)

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.87	$1.13	$0.55
Loss from discontinued operations	(0.05)	(0.09)	(0.58)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	1.82	1.04	(0.03)
Cumulative effect of change in accounting principle	—	(0.06)	—

Diluted earnings (loss) per share	$1.82	$0.98	$(0.03)

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	February 3,	January 28,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$371.4	$378.2
Short-term investments	90.0	59.0
Restricted cash	2.0	2.0
Inventories	361.9	332.6
Current deferred income taxes	15.6	20.2
Prepaid expenses	46.5	39.4
Other current assets	18.1	20.2
Current assets of discontinued operations	1.1	2.9

Total current assets	906.6	854.5

Property and Equipment:
Land	6.6	7.7
Property, buildings and equipment	1,245.1	1,185.2
Accumulated depreciation and amortization	(830.5)	(807.8)

Property and equipment, net	421.2	385.1

Favorable leases, net	12.8	18.2
Deferred income taxes	37.7	27.5
Goodwill	5.9	5.9
Other assets	43.2	21.9
Noncurrent assets of discontinued operations	—	1.4

Total Assets	$1,427.4	$1,314.5

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.4	$0.4
Notes payable	2.0	2.0
Accounts payable	185.6	168.6
Accrued expenses	190.2	163.5
Current liabilities of discontinued operations	2.1	4.0

Total current liabilities	380.3	338.5

Long-term debt	201.7	204.2
Other liabilities	132.6	109.3
Minority interest	12.7	10.5
Commitments and contingencies (Note 16)
Shareowners’ Equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 88,130,874 issued; 64,996,287 and 67,305,608 shares outstanding in 2006 and 2005 respectively	0.9	0.9
Treasury stock, $.01 par value; 23,134,587 and 20,825,266 shares in 2006 and 2005, respectively	(0.2)	(0.2)
Additional paid-in-capital	0.7	15.3
Unearned nonvested shares	—	(4.3)
Retained earnings	698.1	628.4
Accumulated other comprehensive income, net of income taxes	0.6	11.9

Total shareowners’ equity	700.1	652.0

Total Liabilities and Shareowners’ Equity	$1,427.4	$1,314.5

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in millions, shares in thousands)

	Outstanding					Accumulated
	Common Stock		Additional	Unearned		Other	Total
			Paid-in	Nonvested	Retained	Comprehensive	Shareowner’s	Comprehensive
	Shares	Dollars	Capital	Shares	Earnings	Income	Equity	Income

Balance at January 31, 2004	67,992	$0.7	$35.7	$(0.7)	$564.0	$4.7	$604.4
Net loss	—	—	—	—	(2.0)	—	(2.0)	$(2.0)
Translation adjustments	—	—	—	—	—	2.8	2.8	2.8
Issuances of common stock under stock plans	228	—	2.8	(1.2)	—	—	1.6
Purchases of common stock	(938)	—	(11.4)	—	—	—	(11.4)
Amortization of unearned restricted stock	—	—	—	0.7	—	—	0.7
Restricted stock cancellation	(90)	—	(1.5)	0.4	—	—	(1.1)

Comprehensive income								0.8

Balance at January 29, 2005	67,192	0.7	25.6	(0.8)	562.0	7.5	595.0

Net earnings	—	—	—	—	66.4	—	66.4	66.4
Translation adjustments	—	—	—	—	—	4.9	4.9	4.9
Change in unrecognized pension liability	—	—	—	—	—	(0.5)	(0.5)	(0.5)
Issuances of common stock under stock plans	3,408	—	54.7	(5.1)	—	—	49.6
Purchases of common stock	(3,279)	—	(71.2)	—	—	—	(71.2)
Amortization of unearned restricted stock	—	—	—	1.3	—	—	1.3
Income tax benefit of stock option exercise	—	—	6.5	—	—	—	6.5
Restricted stock cancellation	(15)	—	(0.3)	0.3	—	—	—

Comprehensive income								70.8

Balance at January 28, 2006	67,306	0.7	15.3	(4.3)	628.4	11.9	652.0

Net earnings	—	—	—	—	122.0	—	122.0	122.0
Translation adjustments	—	—	—	—	—	(3.0)	(3.0)	(3.0)
Minimum pension liability adjustment, net of taxes of $2.0	—	—	—	—	—	(3.6)	(3.6)	(3.6)
Adoption of SFAS No. 158 (Note 7), net of taxes of $3.3	—	—	—	—	—	(4.7)	(4.7)	(4.7)
Reclassification of unearned nonvested shares related to the adoption of SFAS No.123(R) (Note 2)	—	—	(4.3)	4.3	—	—	—
Issuances of common stock under stock plans	2,698	—	47.1	—	—	—	47.1
Purchases of common stock	(4,994)	—	(77.0)	—	(52.3)	—	(129.3)
Amortization of unearned nonvested shares	—	—	2.2	—	—	—	2.2
Income tax benefit of stock option exercise	—	—	8.6	—	—	—	8.6
Stock Option Expense	—	—	8.8	—	—	—	8.8
Restricted stock cancellation	(14)	—	—	—	—	—	—

Comprehensive income								$110.7

Balance at February 3, 2007	64,996	$0.7	$0.7	$—	$698.1	$0.6	$700.1

Outstanding common stock is net of shares held in treasury and is presented net of $0.2 million of treasury stock in 2006, 2005 and 2004, respectively. Treasury stock is accounted for using the par value method. Treasury share activity for the last three years is summarized below:

(shares in thousands)	2006	2005	2004

Balance, beginning of year	20,825	20,939	20,139

Issuances of common stock:
Stock options and employee stock purchase plan	(2,617)	(3,145)	(147)
Deferred compensation plan	(7)	(6)	(5)
Net restricted stock (grants) cancellations	(60)	(242)	14

	(2,684)	(3,393)	(138)

Purchases of common stock	4,994	3,279	938

Balance, end of year	23,135	20,825	20,939

See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Operating Activities:
Net earnings (loss)	$122.0	$66.4	$(2.0)
Loss from discontinued operations, net of income taxes and minority interest	3.4	6.0	39.1
Adjustments for non-cash items included in net earnings:
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	4.1	—
Restructuring charges	—	—	10.8
Loss on impairment of and disposal of assets	10.3	9.8	7.0
Depreciation and amortization	88.5	90.4	94.6
Amortization of deferred financing costs	1.1	1.2	0.9
Share-based compensation expense	12.2	1.3	0.7
Deferred income taxes	9.1	13.7	(6.4)
Minority interest, net of income taxes	4.6	3.0	(2.3)
Income tax benefit from share-based compensation	0.6	6.5	—
Accretion of investments	(3.6)	(1.3)	—
Changes in working capital:
Inventories	(29.8)	13.5	31.3
Prepaid expenses and other current assets	(9.0)	(2.0)	9.4
Accounts payable	15.6	9.0	28.6
Accrued expenses	5.7	9.5	33.9
Other assets and liabilities, net	3.0	6.4	7.7
Net cash used in discontinued operations	(4.0)	(10.6)	2.2

Cash flow provided by operating activities	229.7	226.9	255.5

Investing Activities:
Capital expenditures	(118.6)	(64.3)	(102.0)
Proceeds from sale of property and equipment	4.6	1.2	3.0
Restricted cash	—	1.0	30.5
Intangible asset additions	(15.5)	—	—
Purchases of investments	(215.6)	(146.4)	(34.3)
Sales and maturities of investments	188.2	110.0	23.0
Net cash used in discontinued operations	—	(0.1)	(3.5)

Cash flow used in investing activities	(156.9)	(98.6)	(83.3)

Financing Activities:
Repayment of notes payable	—	(1.0)	(30.5)
Issuance of debt	—	1.2	2.4
Repayment of debt	(2.8)	(1.5)	(1.5)
Payment of deferred financing costs	(0.2)	—	(0.2)
Issuances of common stock	47.1	49.6	1.6
Purchases of common stock	(129.3)	(71.2)	(11.4)
Excess tax benefits from share-based compensation	8.0	—	—
Distributions to minority owners	(1.5)	—	—
Contributions from minority owners	—	—	2.1
Net cash provided by discontinued operations	1.2	0.9	1.6

Cash flow used in financing activities	(77.5)	(22.0)	(35.9)

Effect of exchange rate changes on cash	(2.1)	0.9	(2.0)

(Decrease)/Increase in cash and cash equivalents	(6.8)	107.2	134.3
Cash and cash equivalents, beginning of year	378.2	271.0	136.7

Cash and cash equivalents, end of year	$371.4	$378.2	$271.0

Supplemental cash flow information:
Interest paid	$28.5	$20.8	$23.3
Income taxes paid	$29.4	$14.9	$(11.0)
Non-cash investing and operating activities:
Accrued capital additions	$23.0	$9.4	$16.4
Accrued intangible asset additions	$10.0	$—	$—
See Notes to Consolidated Financial Statements

PAYLESS SHOESOURCE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Payless ShoeSource, Inc., a Delaware corporation, together with its subsidiaries (the “Company”), is the largest family footwear specialty retailer by number of locations in the Western Hemisphere.
As of February 3, 2007, the Company operated 4,572 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, and the Central and South American Regions. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad and Tobago. The South American Region is composed of operations in Ecuador. The Company’s operations in the Central and South American Regions are operated as consolidated joint ventures in which the Company maintains a 60% ownership.
The Company utilizes a network of agents with factories in eight foreign countries and the United States to source its footwear products, which are manufactured to meet the Company’s specifications and standards. During 2006, factories in the People’s Republic of China were a direct source of approximately 96% of the Company’s footwear, based on merchandise cost.
The Consolidated Financial Statements include the accounts of the Company, all wholly-owned subsidiaries and all subsidiaries and joint ventures in which the Company owns a controlling interest. The Company’s Central American and South American Regions use a December 31 year-end, primarily to match the local countries’ statutory reporting requirements. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
As a result of the restructuring, as discussed in Note 3 below, the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores has been classified as discontinued operations for all periods presented. In addition, during 2006 the Company exited retail operations in Japan, closing its one store location. The financial information for Japan retail operations has been classified as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2006, 2005 and 2004 ended on February 3, 2007, January 28, 2006, and January 29, 2005, respectively. Fiscal year 2006 contains 53 weeks of results compared to fiscal years 2005 and 2004 which contain 52 weeks. References to years in these financial statements and notes relate to fiscal years rather than calendar years. The Company’s operations in the Central American and South American Regions are consolidated using a December 31 year-end.
Use of Estimates
Management makes estimates and assumptions that affect the amounts reported within the Consolidated Balance Sheets and the Statements of Earnings (Loss), Shareowners’ Equity and Comprehensive Income and Cash Flows, and the Notes to Consolidated Financial Statements. Actual results could differ from these estimates.
Net Sales
Net sales (“sales”) are recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Third-party liquidation sales related to restructuring are recognized at the time the sale is made to the customer, are calculated based upon contractually guaranteed amounts pursuant to the Company’s agreements with liquidators and are net of associated fees. During fiscal year 2006, approximately 23% of the Company’s net sales were obtained from externally licensed branded product.

Gift Cards
The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale. The estimated value of gift cards expected to go unused is recognized ratably in proportion to actual redemptions as gift cards are redeemed.
Cost of Sales
Cost of sales includes the cost of merchandise sold and the Company’s buying, occupancy, warehousing and product movement costs.
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
Advertising Costs
Advertising costs and sales promotion costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising and sales promotion costs of $112.7 million, $106.7 million and $107.3 million in 2006, 2005 and 2004, respectively.
Income Taxes
Income taxes are accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying enacted statutory tax rates to differences between the book basis and the tax basis of assets and liabilities.
Cash and Cash Equivalents
Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $15.3 million and $14.4 million for the settlement of credit card transactions are included in cash and cash equivalents as of February 3, 2007, and January 28, 2006, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.
Short-Term Investments
As of February 3, 2007, and January 28, 2006, short-term investments consisted of the following:

(dollars in millions)	2006	2005

Held-to-maturity securities:
Commercial paper	$90.0	$58.5
Certificates of deposit	—	0.5

Total held-to-maturity securities	$90.0	$59.0

Held-to-maturity securities are carried at amortized cost. As of February 3, 2007, the maturities for all held-to-maturity securities were less than one year. As of February 3, 2007, and January 28, 2006, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.

Inventories
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
Inherent in the retail method calculation are certain significant management judgments and estimates including markdowns and shrinkage, which can significantly impact the owned retail and, therefore, the ending inventory valuation at cost. Specifically, the failure to take permanent or clearance markdowns on a timely basis can result in an overstatement of carrying cost under the retail method. Management believes that its application of the retail method reasonably states inventory at the lower of cost or market.
The Company takes ownership of certain raw materials as the materials enter the production process. These raw materials are included in inventories and accounted for under the FIFO basis. Raw materials of $29.5 million and $20.1 million are held by third parties and included in inventories in the consolidated balance sheet at February 3, 2007, and January 28, 2006, respectively.
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

Buildings	10 to 30 years
Leasehold improvements	the lesser of 10 years or the remaining expected lease term that is reasonably assured (which may exceed the current non-cancelable term)
Furniture, fixtures and equipment	3 to 10 years
Property under capital lease	10 to 30 years
The following is a summary of the components of property, buildings and equipment:

(dollars in millions)	2006	2005

Buildings and leasehold improvements	$633.0	$631.1
Furniture, fixtures and equipment	532.5	524.0
Property under capital leases	0.9	0.9
Projects in progress	78.7	29.2

	$1,245.1	$1,185.2

Depreciation expense for 2006, 2005, and 2004 was $85.3 million, $87.0 million, and $90.5 million, respectively.
Property and equipment are reviewed for recoverability on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the assets is recoverable. Estimated future cash flows are used to determine if impairment exists. The Company uses current operating results and historical performance to estimate future cash flows on a store-by-store basis. Excluding restructuring charges as discussed in Note 3, total impairment charges related to assets held and used for 2006, 2005 and 2004 were $1.7 million, $2.4 million, and $1.5 million, respectively. These charges are included in cost of sales.
Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Favorable leases and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. During 2006, the Company performed the required annual impairment testing and no impairment losses were necessary.
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
Foreign Currency Translation
Local currencies are the functional currencies for most foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange. As of fiscal year-end 2006, 2005 and 2004, cumulative translation adjustments included in accumulated other comprehensive income (loss) were $9.4 million, $12.4 million and $7.5 million, respectively.
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
The Company adopted FIN 47 in the fourth quarter of 2005. Please refer to Note 20 for further discussion regarding this change in accounting principle. In future periods, the Company may make adjustments to the ARO liability as a result of the availability of new information, changes in labor costs and other factors. The estimate of the ARO liability is based on a number of assumptions requiring professional judgment, including average store closing costs, inflation rates and asset re-use rates.

The following table summarizes the Company’s ARO liability included on its consolidated balance sheets.

(in millions)	2006

Beginning asset retirement obligation	$8.5
Liabilities incurred in current year	0.1
Liabilities settled in current year	(0.4)
Accretion expense	0.3

Ending asset retirement obligation	$8.5

Note 2 – Share-Based Compensation
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
Prior to the adoption of SFAS No. 123(R), the Company followed the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” The Statement required prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Prior to fiscal year 2006, the Company accounted for stock compensation awards under the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25. APB Opinion No. 25 required compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. All options awarded under the Company’s plans were granted with an exercise price equal to the fair market value on the date of the grant.
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

The following table presents the effect on net earnings and earnings per share had share-based compensation expense been recorded for the 52 weeks ended January 28, 2006 and January 29, 2005, respectively, based on the fair-value method under SFAS No. 123.

(dollars in millions, except per share amounts)	January 28, 2006	January 29, 2005

Net earnings (loss):
As reported	$66.4	$(2.0)
Add: Total stock-based employee compensation expense included in net earnings (loss) as reported, net of related income taxes	3.2	1.2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	6.8	3.0

Pro forma	$62.8	$(3.8)

Basic earnings (loss) per share:
As reported	$0.98	$(0.03)
Pro forma	$0.93	$(0.06)

Diluted earnings (loss) per share:
As reported	$0.98	$(0.03)
Pro forma	$0.93	$(0.06)
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
Under the 1996 Stock Incentive Plan, which expired in April 2006, the Company was authorized to grant a maximum of 15,600,000 shares, of which no more than 1,200,000 could be issued pursuant to nonvested share grants. Appreciation vehicles granted under the plan had a maximum term of 10 years and could vest on a graded schedule or a cliff basis. The exercise prices of appreciation vehicles equaled the average of the high and low trading prices of the Company’s stock on the grant date. Nonvested shares granted under the plan could be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to ten years, as determined at the date of grant. Associates who received nonvested shares paid no monetary consideration.
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
On May 25, 2006, the Company’s shareowners approved amendments to and restatement of the Stock Plan for Non-Management Directors (the “Director Plan”). Under the Company’s amended and restated Director Plan, each Director who is not an officer of the Company is eligible to receive share-based compensation in the form of non-qualified stock options and/or stock awards, including, but not limited to, restricted and unrestricted stock awards. All shares of common stock issued under the Director Plan are subject to restrictions on transferability and to forfeiture during a specified restricted period. The Director Plan provides for the issuance of not more than 350,000 shares of common stock, subject to adjustment for changes in the Company’s capital structure. The Company may not, without stockholder approval, amend the Director Plan in a manner that would increase the number of shares of common stock available for awards, decrease the exercise price of any award, or otherwise materially increase benefits or modify eligibility requirements. The material differences between the amended and prior Director Plans are: (1) participants may, if certain conditions are met, transfer or otherwise dispose of shares of stock received pursuant to the amended plan prior to their termination from the board, and (2) the maximum number of shares of common stock available for issuance under the Director Plan was reduced from 900,000.
Under the Company’s Amended Stock Ownership Plan, a maximum of 6,000,000 shares of the Company’s common stock may be purchased by employees at a 5% discount. The terms of the Stock Ownership plan are such that the plan is non-compensatory. As a result, the purchase of shares by employees does not give rise to compensation cost.
Stock Options
During 2006, the Company granted 200,060 stock options under the 1996 Stock Incentive Plan that will vest in installments over three years. Additionally, 269,500 stock options were granted that cliff vest after three years. Neither of these stock option grants contain performance vesting conditions.
On July 18, 2005, the Company granted its Chief Executive Officer and President an option on 720,000 shares of the Company’s common stock at $20.65 (the closing price on the date of grant). The option vests as follows: 120,000 shares on the first and fourth anniversary of the grant, 240,000 shares on the second and third anniversary of the grant.
Transactions for stock options for the fiscal year 2006 were as follows:

	53 Weeks Ended February 3, 2007
		Weighted Average
(units in thousands)	Options	Exercise Price

Outstanding at beginning of period	5,738	$18
Granted	470	22
Exercised	(2,597)	18
Forfeited or expired	(216)	18

Outstanding at end of period	3,395	19
Vested and expected to vest at end of period	3,332	19
Exercisable or convertible at end of period	1,547	17

The following table summarizes information about stock options outstanding, options vested or expected to vest, and exercisable at February 3, 2007:

Options Outstanding
		Weighted
		Average
	Number of	Remaining	Aggregate	Weighted
Range of	Outstanding	Contractual Life	Intrinsic Value	Average
Exercise Prices	(in thousands)	(in years)	(in thousands)	Exercise Price
$13-15	187	3	$3,789	$15
16-18	1,755	5	32,268	17
19-24	1,453	5	19,436	22

Options Vested and Expected to Vest
		Weighted
	Number Vested	Average
	and Expected	Remaining	Aggregate	Weighted
	to Vest	Contractual Life	Intrinsic Value	Average
	(in thousands)	(in years)	(in thousands)	Exercise Price
$13-15	186	3	$3,761	$15
16-18	1,750	5	32,171	17
19-24	1,396	5	18,733	22

Options Exercisable
		Weighted
		Average
	Number	Remaining	Aggregate	Weighted
	Exercisable	Contractual Life	Intrinsic Value	Average
	(in thousands)	(in years)	(in thousands)	Exercise Price
$13-15	187	3	$3,789	$15
16-18	1,017	4	18,862	16
19-24	343	4	4,468	22
The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.
The total intrinsic value of options exercised during 2006, 2005 and 2004 was $24.0 million, $17.9 million and $0.1 million respectively. Cash received from option exercises for 2006, 2005 and 2004 was $46.6 million, $48.9 million and $1.0 million respectively, excluding cash received from the Company’s employee stock purchase and deferred compensation plans. The tax benefit realized for the deductions from options exercised during 2006 and 2005 was $8.6 million and $6.5 million, respectively. There were no tax benefits realized in 2004. The weighted average fair value of units granted per unit for 2006, 2005 and 2004 was $10, $7 and $7, respectively.
Stock-settled SAR’s
During 2006, the Company granted 802,630 stock-settled SAR’s under the 1996 Stock Incentive Plan, of which 202,680 are subject to a performance condition for vesting purposes (the “performance grant”). The performance grant vests only if the performance condition is met. The performance condition has been met for 2006 and the performance grant will vest in thirds on May 31, 2007, 2008 and 2009, respectively. The remaining 599,950 stock-settled SAR’s are subject to a three-year graded vesting schedule, which is not based on any performance vesting conditions.
During 2006, the Company granted 172,339 stock-settled SAR’s, of which 21,934 are a performance grant under the 2006 Stock Incentive Plan. The performance grant will vest only if the performance condition is met. The performance condition has been met for 2006 and the performance grant will vest in thirds on May 31, 2007, 2008 and 2009, respectively. The remaining 150,405 stock-settled SAR’s are subject to a three-year graded vesting schedule, which is not based on any performance vesting conditions.
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
Transactions for stock–settled SAR’s for the fiscal year 2006 were as follows:

	53 Weeks Ended February 3, 2007
	Stock-Settled	Weighted Average
(units in thousands)	SAR’s	Exercise Price

Outstanding at beginning of period	—	$—
Granted	975	23
Exercised	—	—
Forfeited or expired	(86)	22

Outstanding at end of period	889	24
Vested and expected to vest at end of period	833	23
Exercisable or convertible at end of period	—	—

Weighted average fair value of units granted (per unit)	$9

The following table summarizes information about stock-settled SAR’s outstanding and exercisable at February 3, 2007:

Stock-settled SAR’s Outstanding
		Weighted
		Average
	Number of	Remaining	Aggregate	Weighted
Range of	Outstanding	Contractual Life	Intrinsic Value	Average
Exercise Prices	(in thousands)	(in years)	(in thousands)	Exercise Price
$21-23	757	6	$9,415	$23
24-27	62	6	117	27
28-31	70	7	240	32

Stock-settled SAR’s Vested and Expected to Vest
		Weighted
	Number Vested	Average
	and Expected	Remaining	Aggregate	Weighted
	to Vest	Contractual Life	Intrinsic Value	Average
	(in thousands)	(in years)	(in thousands)	Exercise Price
$21-23	720	6	$8,960	$23
24-27	53	6	100	27
28-31	60	7	206	32

Stock-settled SAR’s Exercisable
Weighted
Average
	Number	Remaining	Aggregate	Weighted
	Exercisable	Contractual Life	Intrinsic Value	Average
	(in thousands)	(in years)	(in thousands)	Exercise Price
$21-23	—	—	$—	$—
24-27	—	—	—	—
28-31	—	—	—	—
Nonvested Shares
During 2006, the Company granted 61,100 nonvested shares for certain associates under the 1996 Stock Incentive Plan. The nonvested shares are subject to a three-year graded vesting schedule and are not subject to any performance vesting conditions.
During 2006, the Company granted 4,800 nonvested shares to certain associates under the 2006 Stock Incentive Plan. The nonvested shares are subject to a three-year graded vesting schedule and are not subject to any performance vesting conditions.
During 2006, the Company granted 7,205 nonvested shares under the Director Plan. These shares will vest on May 1, 2007. In addition, pursuant to the provisions of the Director Plan, Directors elected to defer compensation into 16,422 stock units that will be issued as common stock subsequent to the Directors’ resignation from the Board. Of these stock units, 9,775 will vest on May 1, 2007. The remaining 6,647 stock units will vest ratably over a one-year period. Deferral does not affect vesting. Deferred stock units are excluded from the summary table of nonvested shares.
On July 18, 2005, the Company granted its Chief Executive Officer and President 214,250 nonvested shares. The nonvested shares will cliff vest on the third anniversary of the grant.

Transactions for nonvested shares for the fiscal year 2006 were as follows:

	53 Weeks Ended February 3, 2007
		Weighted Average
		Grant Date Fair
(shares in thousands)	Nonvested Shares	Value

Nonvested at beginning of period	301	$19
Granted	73	23
Vested	(46)	16
Forfeited or expired	(10)	19

Nonvested at end of period	318	21

The weighted average grant date fair value of units granted in 2005 and 2004 was $20 and $16, respectively.
Cash-settled SAR’s
During 2006, the Company issued 105,530 cash-settled SAR’s on 105,530 shares. Transactions for cash-settled SAR’s for the fiscal year 2006 were as follows:

	53 Weeks Ended February 3, 2007
	Cash-Settled	Weighted Average
(shares in thousands)	SAR’s	Exercise Price

Outstanding at beginning of period	108	$17
Granted	106	22
Exercised	(38)	18
Forfeited or expired	(57)	19

Outstanding at end of period	119	20
Exercisable or convertible at end of period	43	17

Weighted average fair value of units granted (per unit)	$9
Fair Value
Effective January 29, 2006, grants under the Company’s equity incentive plans are accounted for as provided by SFAS No. 123(R). Compensation expense for appreciation vehicles is based on the fair market value as of the grant date. For nonvested share grants, compensation expense is based upon the grant date fair value (i.e., the average of the high and low trading prices of the Company’s stock on the grant date.)
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

The fair value of options and stock-settled SAR’s granted were calculated using the following assumptions:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3, 2007	January 28, 2006	January 29, 2005

Risk-free interest rate	4.9%	3.9%	4.3%
Expected dividend yield	—%	—%	—%
Expected appreciation vehicle life (in years)	6	5	7
Weighted-average expected volatility	35%	34%	33%
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
The total fair value of shares vested during 2006, 2005 and 2004 was $5.5 million, $8.9 million and $9.6 million, respectively.
Compensation Expense
SFAS No. 123(R) requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the award’s stated vesting term.
The Company used the tranche specific attribution method for stock option and nonvested share awards with graded vesting issued prior to the adoption of SFAS No. 123(R). Share-based awards issued after the adoption of SFAS No. 123(R) will be expensed under the straight-line attribution method, with the exception of performance-based stock-settled SAR’s that are expensed under the tranche specific attribution method.
The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is evaluated quarterly and the forfeiture rate is adjusted as necessary. For performance-based stock-settled SAR’s, compensation expense is recorded over the vesting period based on estimates of achieving the performance goal. Ultimately, the actual expense recognized over the vesting period will be based on only those shares that vest.
Total share-based compensation expense of $12.2 million before tax has been included in the Company’s consolidated statement of earnings (loss) for the 53 weeks ended February 3, 2007. Included in this amount is $8.8 million of stock option and stock-settled SAR expense that was recognized as a result of adopting SFAS No. 123(R). No amount of share-based compensation has been capitalized. Total share-based compensation expense is summarized as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
(dollars in millions, except per share amounts)	February 3, 2007	January 28, 2006	January 29, 2005

Cost of sales	$4.1	$—	$—
Selling, general and administrative expenses	8.1	5.0	1.7

Share-based compensation expense before income taxes	12.2	5.0	1.7
Tax benefit	(4.4)	(1.8)	(0.5)

Share-based compensation expense after income taxes	$7.8	$3.2	$1.2

Effect on:
Basic earnings per share	$0.12	$0.05	$0.02
Diluted earnings per share	$0.12	$0.05	$0.02

As of February 3, 2007, the Company had unrecognized compensation expense related to nonvested awards of approximately $15.4 million, which is expected to be recognized over a weighted average period of 1.5 years.
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the results of operations of Parade, Peru, Chile and 26 Payless ShoeSource stores have been classified as discontinued operations in the Company’s consolidated statements of earnings (loss).
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
The significant components of the restructuring charge incurred as of February 3, 2007, are summarized as follows:

	Total Charges	Accrual Balance as of	Accrual	Cash	Accrual Balance as of
(dollars in millions)	to Date	January 28, 2006	Adjustments	Payments	February 3, 2007

Employee severance costs	$9.0	$1.0	$—	$(0.8)	$0.2
Contract termination costs	30.1	5.5	1.6	(4.3)	2.8
Other exit costs	5.1	—	—	—	—

	44.2	$6.5	$1.6	$(5.1)	$3.0

Asset impairments and net disposal losses	35.0

Total Charges	$79.2

The Company expects that the payments of employee severance costs will be substantially completed by June 2007. The remaining contract termination obligations primarily relate to lease obligations for vacant space (certain lease terms extend through June 2014) resulting from the store closings.

Note 4 — Discontinued Operations
Payless Domestic
In accordance SFAS No. 144, the results of operations for the 53 weeks ended February 3, 2007, and the 52 weeks ended January 28, 2006, and January 29, 2005, for Parade and 26 Payless closed stores are classified as discontinued operations within the Payless Domestic segment. Payless stores are considered for discontinued operations disclosure if the nearest store is greater than 10 miles from the closed store. If the nearest store is greater than 10 miles from the store to be closed, the store is generally not expected to realize a migration of significant direct cash inflows as a result of the closure and, consequently, these stores are considered to be discontinued operations. If the nearest store is less than 10 miles from the closed store, the Company generally expects to realize a migration of significant direct cash inflows as a result of the closure and those stores are not reported as discontinued operations. The following is a summary of Payless Domestic results:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3,	January 28,	January 29,
(dollars in millions)	2007	2006	2005

Net Sales	$—	$—	$100.8
Loss from discontinued operations before income taxes	(0.8)	(5.9)	(11.5)
Benefit for income taxes	(0.3)	(2.2)	(4.5)

Loss before disposal	(0.5)	(3.7)	(7.0)
Loss on disposal of discontinued operations, net of income taxes of $12.9 for the 52 weeks ended January 29, 2005	—	—	(20.4)

Loss from discontinued operations, net of income taxes	$(0.5)	$(3.7)	$(27.4)

Additionally, the consolidated balance sheets include the assets of Parade and the 26 Payless closed stores presented as discontinued operations. As of February 3, 2007, and January 28, 2006, the current assets and liabilities of discontinued operations within the Payless Domestic segment were as follows:

	February 3,	January 28,
(dollars in millions)	2007	2006

Assets
Current assets:
Current deferred income taxes	$0.8	$1.3
Other current assets	0.2	0.3

Total current assets of discontinued operations	$1.0	$1.6

Liabilities
Current liabilities:
Accrued expenses	$2.1	$3.4

Total current liabilities of discontinued operations	$2.1	$3.4

Payless International
During 2006, the Company exited its retail operations in Japan and closed its one store location. As of February 3, 2007, the Company is substantially complete with the exit process. In 2004, the Company closed all stores in Peru and Chile. The following is a summary of Japan, Peru and Chile results and balance sheets of which all activity and balances are components of the Payless International segment:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	February 3,	January 28,	January 29,
(dollars in millions)	2007	2006	2005

Net Sales	$0.8	$1.6	$9.3
Loss from discontinued operations before income taxes and minority interest	(3.0)	(3.9)	(9.4)
Provision for income taxes	—	—	0.4
Minority interest	1.2	1.6	3.9

Loss before disposal	(1.8)	(2.3)	(5.9)
Loss on disposal of discontinued operations, net of minority interest of $0.7 and $3.9 for the 53 weeks ended February 3, 2007 and 52 weeks ended January 29, 2005, respectively, and income taxes of zero for all periods	(1.1)	—	(5.8)

Loss from discontinued operations, net of income taxes and minority interest	$(2.9)	$(2.3)	$(11.7)

	February 3,	January 28,
(dollars in millions)	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$0.1	$0.7
Inventories	—	0.4
Other current assets	—	0.2

Total current assets of discontinued operations	0.1	1.3

Noncurrent Assets:
Property and equipment, net	—	1.0
Other assets	—	0.4

Total noncurrent assets of discontinued operations	—	1.4

Total assets of discontinued operations	$0.1	$2.7

Liabilities
Current Liabilities:
Accounts payable	$—	$0.3
Accrued expenses	—	0.3

Total current liabilities of discontinued operations	$—	$0.6

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

(dollars in millions, except per share)	2006(4)
Quarter	First(3)	Second(3)	Third	Fourth	Year

Net sales	$694.5	$706.1	$703.4	$692.7	$2,796.7
Gross margin	255.8	244.0	241.3	234.6	975.7
Net earnings from continuing operations	36.8	33.0	30.6	25.0	125.4
Loss from discontinued operations, net of income taxes and minority interest	(0.8)	(0.5)	(1.7)	(0.4)	(3.4)
Net earnings	$36.0	$32.5	$28.9	$24.6	$122.0

Basic earnings per share:(1)
Earnings from continuing operations	$0.55	$0.50	$0.47	$0.38	$1.90
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	—	(0.05)

Basic earnings per share	$0.54	$0.49	$0.44	$0.38	$1.85

Diluted earnings per share:(1)
Earnings from continuing operations	$0.54	$0.49	$0.46	$0.38	$1.87
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	(0.01)	(0.05)

Diluted earnings per share	$0.53	$0.48	$0.43	$0.37	$1.82

	2005
Quarter	First(3)	Second(3)	Third	Fourth	Year

Net sales	$694.8	$693.4	$666.5	$611.0	$2,665.7
Gross margin	244.4	235.1	218.6	190.5	888.6
Net earnings (loss) from continuing operations	32.3	22.4	22.4	(0.6)	76.5
Loss from discontinued operations, net of income taxes and minority interest	(2.1)	(2.5)	(0.5)	(0.9)	(6.0)
Cumulative effect of change in accounting principle, net(2)	—	—	—	(4.1)	(4.1)
Net earnings (loss)	$30.2	$19.9	$21.9	$(5.6)	$66.4

Basic (loss) earnings per share:(1)
Earnings (loss) from continuing operations	$0.48	$0.33	$0.33	$(0.01)	$1.13
Loss from discontinued operations	(0.03)	(0.04)	(0.01)	(0.01)	(0.09)
Cumulative effect of change in accounting principle(2)	—	—	—	(0.06)	(0.06)

Basic earnings (loss) per share	$0.45	$0.29	$0.32	$(0.08)	$0.98

Diluted earnings (loss) per share:(1)
Earnings (loss) from continuing operations	$0.48	$0.33	$0.33	$(0.01)	$1.13
Loss from discontinued operations	(0.03)	(0.04)	(0.01)	(0.01)	(0.09)
Cumulative effect of change in accounting principle(2)	—	—	—	(0.06)	(0.06)

Diluted earnings (loss) per share	$0.45	$0.29	$0.32	$(0.08)	$0.98

(1)	Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(2)	As discussed in Note 20, during the fourth quarter of 2005 the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.”

(3)	Quarterly results for first and second quarter reflect the effect of Japan being reported as discontinued operations and are different than what was reported in the Company’s Form 10-Q’s as filed on June 6, 2006 and September 6, 2006, respectively. See Note 4.

(4)	During 2006, we adopted the fair value recognition provisions of SFAS No 123(R), “Share-Based Payment.” See Note 2.

Note 6 — Profit Sharing Plan
The Company has two qualified profit sharing plans (“Payless Profit Sharing Plans”) that cover full-time associates who have worked for the Company for 60 days and have attained age 21 or part-time associates who work 1,000 hours or more in a year and have attained age 21. The Payless Profit Sharing Plans are defined contribution plans that provide for Company contributions related to the Company’s annual performance and are at the discretion of the Board of Directors. The Company funds a minimum guaranteed Company matching contribution of $0.25 per $1.00 contributed by associates. Associate contributions up to 5% of their pay are eligible for the match. The Company has historically contributed 2.5% of net profits as defined by the plans. At the discretion of the Board of Directors, the 2006 contribution was determined to be 2.5% of pre-tax earnings from continuing operations. Associates may voluntarily contribute to the Company’s profit sharing plans on both a pre-tax and after-tax basis. For 2006, the Company’s contribution is allocated to all associates participating in the Payless Profit Sharing Plans who have worked for the Company for at least six months, if full-time, or one year, if part-time, as of December 31. Total profit sharing contributions for 2006, 2005 and 2004 were $4.2 million, $2.7 million and $1.3 million, respectively.
Note 7. — Pension Plan
The Company has a nonqualified, supplementary defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan and provides for benefits based upon years of service and cash compensation during employment.
Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually for reasonableness. The measurement date used for the 2006 actuarial valuation was January 31, 2007.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (“AOCI”) to report the funded status of defined benefit pension and other postretirement benefit plans. The adjustment to AOCI at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as net periodic pension cost subject to the Company’s historical accounting policy for amortizing such amounts. Additional minimum pension liabilities (“AML”) and related intangible assets are also derecognized upon adoption of the new standard. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 as of February 3, 2007. The following table summarizes the incremental effect of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheets. The adoption of SFAS No. 158 had no impact on the Company’s consolidated statement of earnings for the fiscal year ended February 3, 2007, or for any prior period presented, and it will not affect the Company’s operating results in future periods.

	Prior to AML
	Adjustment and		Effect of
	Adoption of SFAS	AML	Adopting	As Reported at
(dollars in millions)	158	Adjustment	SFAS 158	February 3, 2007

Other assets	$44.6	$1.8	$(3.2)	$43.2
Accrued expenses	188.7	—	1.5	$190.2
Other liabilities	121.0	6.9	4.7	$132.6
Accumulated other comprehensive income, net of income taxes	$8.4	$(3.1)	$(4.7)	$0.6

Included in accumulated other comprehensive income are the following amounts that have not yet been recognized in net periodic pension cost:

(dollars in millions)	2006

Net loss, net of income taxes of $4.1	$6.3
Prior service cost, net of income taxes of $1.2	2.0

Total	$8.3

The net loss and prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during fiscal year 2007 is $0.6 million and $0.4 million, respectively.
The following information provides a summary of the funded status of the plan, amounts recognized in the consolidated balance sheets, and major assumptions used to determine these amounts:

(dollars in millions)	2006	2005

Change in projected benefit obligation:
Obligation at beginning of year	$21.5	$20.8
Service cost	0.8	0.7
Interest cost	1.3	1.1
Plan amendments	2.3	0.4
Actuarial loss (gain)	6.4	(0.7)
Benefits paid	(1.2)	(0.8)

Obligation at end of year	$31.1	$21.5

Accumulated benefit obligation at end of year	$26.4	$18.0

Reconciliation of funded status:
Funded status	$(31.1)	$(21.5)
Unrecognized net actuarial loss	*	4.0
Unrecognized prior service cost	*	1.4

Net amount recognized	$(31.1)	$(16.1)

* Not applicable due to SFAS No. 158

Assumptions:
Discount rate	5.75%	5.50%
Salary increases	3.0%	3.0%
Of the $31.1 million liability recognized as of February 3, 2007, $1.5 million is recorded in accrued expenses and $29.6 million is recorded in other liabilities.
The components of net periodic benefit costs and actuarial assumptions for the plan were:

(dollars in millions)	2006	2005	2004

Components of pension expense:
Service cost	$0.8	$0.7	$0.8
Interest cost	1.3	1.1	1.1
Amortization of prior service cost	0.4	0.2	0.2
Amortization of actuarial loss	0.2	0.1	0.2

Total	$2.7	$2.1	$2.3

Assumptions:
Discount rate	5.75%	5.50%	5.50%
Salary increases	3.0%	3.0%	3.0%

Estimated future benefit payments for the next five years and the aggregate amount for the following five years are:

(dollars in millions)

2007	$1.5
2008	1.7
2009	1.7
2010	7.7
2011	1.2
2012- 2016	7.7
Note 8 — Income Taxes
The provision (benefit) for income taxes from continuing operations consisted of the following:

(dollars in millions)	2006	2005	2004

Federal	$21.2	$6.7	$15.9
State and local	3.1	0.7	0.7
Foreign	6.5	9.7	3.0

Current tax provision	30.8	17.1	19.6

Federal	0.8	10.2	(4.7)
State and local	(0.1)	0.8	(0.6)
Foreign	8.4	2.7	(1.1)

Deferred tax provision (benefit)	9.1	13.7	(6.4)

Total provision	$39.9	$30.8	$13.2

The reconciliation between the statutory federal income tax rate and the effective income tax rate as applied to continuing operations was as follows:

(dollars in millions)	2006		2005		2004

Statutory federal income tax rate	35.0%	$59.4	35.0%	$38.6	35.0%	$16.8
State and local income taxes, net of federal tax benefit	1.8	3.0	1.4	1.5	0.4	0.2
Rate differential on foreign earnings, net of valuation allowance	(5.8)	(9.8)	(2.5)	(2.8)	(8.5)	(4.1)
Canada statutory rate change	0.2	0.4	—	—	0.4	0.2
Repatriation of foreign earnings	—	—	1.3	1.4	4.8	2.3
Decrease in excess tax reserves	(8.7)	(14.7)	(5.3)	(5.9)	(3.8)	(1.8)
Federal employment tax credits	(0.8)	(1.3)	(1.0)	(1.1)	(1.7)	(0.8)
Other, net	1.8	2.9	(1.0)	(0.9)	0.9	0.4

Effective income tax rate	23.5%	$39.9	27.9%	$30.8	27.5%	$13.2

The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company believes it has adequately provided for any reasonable foreseeable outcome related to these matters. However, future results may include favorable or unfavorable adjustments to estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. Additionally, the jurisdictions in which the Company’s earnings or deductions are realized may differ from the Company’s current estimates. As a result, the Company’s effective tax rate may fluctuate significantly on a quarterly basis due to discrete events.

Major components of deferred income tax assets and (liabilities) were as follows:

(dollars in millions)	2006	2005

Deferred Tax Assets:
Accrued expenses and reserves	$49.4	$42.9
Tax net operating losses and tax credits	16.6	20.8
Other deferred income taxes, net	1.1	1.2

Gross deferred income tax assets	67.1	64.9
Depreciation/amortization and basis differences	(7.1)	(9.4)
Valuation allowance	(6.7)	(7.8)

Net deferred income tax assets	53.3	47.7
Less: Net current deferred income tax assets	(15.6)	(20.2)

Net noncurrent deferred income tax assets	$37.7	$27.5

Deferred Tax Liabilities:
Depreciation/amortization and basis differences	$(0.2)	$(0.8)
Short term assets basis differences	(9.6)	—

Total deferred tax liabilities	(9.8)	(0.8)
Less: Net current deferred income tax liabilities (included in accrued expenses on the consolidated balance sheets)	9.6	—

Net noncurrent deferred tax liabilities (included in other liabilities on the consolidated balance sheets)	$(0.2)	$(0.8)

During 2006, the Company recorded an increase to its deferred tax assets, related to items of other comprehensive income, of $5.3 million, net of translation adjustments of $0.4 million.
The Company provides a valuation allowance against net deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company carries valuation allowances related primarily to realization of foreign net operating loss carryforwards and state income tax credits. During 2006, the Company increased its valuation allowance relating to state income tax credits originating in prior years by $1.4 million, and decreased its valuation allowance relating to foreign net operating losses originating in prior years by $1.2 million, due to a change in circumstances causing a change in judgment about the Company’s ability to realize the value of the assets.
At February 3, 2007, deferred tax assets for state and foreign net operating loss carryforwards are $8.5 million, less a valuation allowance of $1.9 million. The net operating losses related to recorded assets will expire as follows: $0.4 million in 2007 through 2009, $0.2 million in 2008 through 2009, $2.2 million in 2010 through 2011, and $3.8 million by 2024. In addition, state income tax credit carryforwards are $8.1 million, less a valuation allowance of $4.7 million. The remaining valuation allowance relates to other deferred tax assets in a Latin American country that does not have a history of earnings. The tax credit carryforwards related to the recorded assets expire as follows: $1.0 million by 2013 and $2.4 million may be carried forward indefinitely.
The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s Chief Executive Officer and approved by its Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well. During 2005, the Company’s Chief Executive Officer established domestic reinvestment plans which were approved by the Board of Directors. Pursuant to the plans, the Company repatriated $85.0 million from foreign subsidiaries during 2005. The repatriation resulted in recognition of income tax expense of $3.7 million, for which the Company provided $2.3 million in 2004 and $1.4 million in 2005. At the close of 2006, the Company has not provided tax on its cumulative undistributed earnings of foreign subsidiaries of approximately $50 million, because it is the Company’s intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable. If earnings were distributed, the Company would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. The Company anticipates that earnings would not be repatriated unless it was tax efficient to do so.
Note 9 — Earnings Per Share
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled stock appreciation rights (“SSAR’s”) and nonvested shares. Diluted earnings per share have been computed as follows:

(dollars in millions, except per share amounts; shares in thousands)	2006	2005	2004

Net earnings from continuing operations	$125.4	$76.5	$37.1

Weighted average shares outstanding — basic	65,894	67,520	67,947
Net effect of dilutive stock options based on the treasury stock method	952	306	23
Net effect of dilutive SSAR’s based on the treasury stock method	6	—	—
Dilutive shares due to nonvested shares	122	28	50

Outstanding shares for diluted earnings per share	66,974	67,854	68,020

Diluted earnings per share from continuing operations	$1.87	$1.13	$0.55
The Company uses the treasury stock method for calculating the dilutive effect of employee stock options, stock-settled stock appreciation rights (“stock-settled SAR’s”) and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and stock-settled SAR’s and the vesting of nonvested shares. There were no stock options or stock-settled stock appreciation rights excluded from the calculation of diluted earnings per share for the 53 weeks ended February 3, 2007. The Company excluded approximately 1.4 million and 7.3 million stock options from the calculation of diluted earnings per share for the 52 weeks ended January 28, 2006, and January 29, 2005, respectively.
Note 10 – Favorable Leases
Favorable lease rights subject to amortization pursuant to SFAS 142 are as follows:

(dollars in millions)	2006	2005

Gross carrying amount	$67.2	$75.6
Less: accumulated amortization	(54.4)	(57.4)

Carrying amount, end of year	$12.8	$18.2

Amortization expense on favorable lease rights was as follows:

(dollars in millions)	2006	2005	2004

Amortization expense on favorable lease rights	$3.2	$3.4	$4.1
The Company expects annual amortization expense for favorable lease rights for the next five years to be as follows (in millions):

Year	Amount

2007	$2.6
2008	2.2
2009	1.8
2010	1.5
2011	1.3

Note 11 — Notes Payable
The Company has entered into $2.0 million of demand notes payable to efficiently finance its subsidiaries in the Central American Region. The Company maintains balances of $2.0 million in certificates of deposit as compensating balances to collateralize these notes payable. The notes payable accrue interest at a weighted average rate of 6.75%. The certificates of deposit earn interest at a weighted average rate of 6.00% and are reflected as restricted cash in the accompanying consolidated balance sheet.
Note 12 — Accrued Expenses and Other Liabilities
Major components of accrued expenses included:

(dollars in millions)	2006	2005

Profit sharing, bonus and salaries	$68.3	$56.1
Sales, use and other taxes	34.3	30.2
Income taxes	26.6	23.9
Accrued restructuring costs	0.9	3.2
Other accrued expenses	60.1	50.1

Total	$190.2	$163.5

Major components of other liabilities included:

(dollars in millions)	2006	2005

Pension plan	$29.6	$18.0
Deferred tenant improvement allowances, net	26.1	25.0
Accrued step rent	24.6	21.7
Workers’ compensation and general liability insurance reserves	16.3	18.9
Other	36.0	25.7

Total	$132.6	$109.3

Note 13 — Long-term Debt
Long-term debt and capital-lease obligations were:

(dollars in millions)	2006	2005

Senior subordinated notes*	$197.6	$197.3
Capital-lease obligations	0.5	0.9
Other	4.0	6.4

Total debt	202.1	204.6
Less: current maturities of long-term debt	0.4	0.4

Long-term debt	$201.7	$204.2

Future debt maturities as of February 3, 2007, are as follows:
(dollars in millions)

	Senior		Capital
	Subordinated		Lease
Year	Notes		Obligations	Other	Total

2007	$—		$0.4	$—	$0.4
2008	—		0.1	—	0.1
2009	—		—	4.0	4.0
2010	—		—	—	—
2011	—		—	—	—
Thereafter	200.0	*	—	—	200.0

Total	$200.0		$0.5	$4.0	$204.5

*	At February 3, 2007, the $200 million of 8.25% Senior Subordinated Notes are recorded at $197.6 million (net of $2.4 million discount). At January 28, 2006, the notes were recorded at $197.3 million (net of $2.7 million discount).
The Company maintains a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. In April 2006, the Company entered into its first Amendment to the Facility. Among other things, the amendment extends the term of the Facility until January 15, 2011, allows the Company to increase the maximum borrowing amount up to $250 million from $200 million prior to the expiration of the Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0% to 1.5%, or the base rate as defined in the agreement governing the Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at February 3, 2007 was 6.37%. A quarterly commitment fee of 0.25% per annum is payable on the unborrowed balance. No amounts were drawn on the Facility as of February 3, 2007. Based on the Company’s current borrowing base, the Company may borrow up to $187.1 million under the Facility, less $30.4 million in outstanding letters of credit as of February 3, 2007.
In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of February 3, 2007, the Company is in compliance with all covenants. As of February 3, 2007, the fair value of the Notes is $207.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%
Note 14 — Lease Obligations
The Company leases substantially all of its stores. Rental expense for the Company’s operating leases consisted of:

(dollars in millions)	2006	2005	2004

Minimum rentals	$270.6	$264.2	$266.5
Contingent rentals based on sales	7.1	7.0	7.0

Real property rentals	277.7	271.2	273.5
Equipment rentals	0.3	0.3	0.7

Total	$278.0	$271.5	$274.2

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
Future minimum lease payments under non-cancelable lease obligations as of February 3, 2007, were as follows:

	Capital	Operating
(dollars in millions)	Leases	Leases	Total

2007	$0.4	$254.4	$254.8
2008	0.1	225.9	226.0
2009	—	191.6	191.6
2010	—	159.0	159.0
2011	—	127.6	127.6
2012 and thereafter	—	275.0	275.0

Minimum lease payments	$0.5	$1,233.5	$1,234.0

Less: imputed interest component	0.1

Present value of net minimum lease payments, included in current liabilities	$0.4

At February 3, 2007, the total amount of minimum rentals to be received in the future under non-cancelable subleases was $11.1 million.
Note 15 — Common Stock Repurchases
The Company has repurchased the following:

	2006		2005		2004
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares	Dollars	Shares
Stock repurchase program	$128.4	4,960	$70.4	3,234	$10.1	839
Employee stock purchase, deferred compensation and stock incentive plans	0.9	34	0.8	45	1.3	99

	$129.3	4,994	$71.2	3,279	$11.4	938

Under the indenture governing the Company’s 8.25% Senior Subordinated Notes, the Company may repurchase approximately $12.4 million of common stock. This limit may increase or decrease based upon the Company’s earnings. As of February 3, 2007, the Company has approximately $39.3 million of remaining common stock repurchase authorization from its Board of Directors. On March 2, 2007, the Company’s board of directors authorized an aggregate of $250 million of share repurchases.
Note 16 — Commitments and Contingencies
As of February 3, 2007, the Company has $46.7 million of royalty obligations consisting of minimum royalty payments for the purchase of branded merchandise, $18.3 million of equipment purchase obligations related to a new distribution facility, $10.0 million of intangible asset obligations related to trademark purchases, $10.1 million of service agreement obligations relating to minimum payments for services that the Company cannot avoid without penalty and $3.1 million of employment agreement obligations related to minimum payments to certain of the Company’s executives.

Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject. Legal fees associated with pending legal proceedings are expensed when incurred.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and has filed an answer. A pre-trial conference was held on November 13, 2006, during which the trial judge indicated that he was transferring the case to a new judge for all further proceedings. The case subsequently was assigned to Judge George P. Schiavelli and a status conference was held on January 29, 2007. During that status conference, Judge Schiavelli set a February 5, 2008 trial date, with the pretrial conference to be held on January 7, 2008. On October 12, 2006, the Company filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. The Company has moved to dismiss the California action filed by St. Paul, which was granted on February 12, 2007. On November 2, 2006, St. Paul removed the action from state court to the U.S. District Court for the District of Kansas. Also, on November 2, 2006, St. Paul moved to transfer the Kansas action to the U.S. District Court for the Central District of California, which was denied on January 10, 2007. On January 23, 2007, St. Paul filed a motion to stay the Kansas Action until the underlying lawsuit is resolved, which was granted on March 2, 2007. An estimate of the possible loss, if any or the range of the loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s Consolidated Financial Statements.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On August 22, 2006, the District Court entered an amended scheduling order setting an August 14, 2007 trial date. An estimate of the possible loss, if any or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s Consolidated Financial Statements.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. Collective Licensing International LLC (“Collective”), who licenses Airwalk® brand to the Company, was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The Company has not been named in either matter; however, the Company owes certain indemnity obligations to Collective under its licensing agreement. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge in the ITC action entered an order granting summary judgment of non-infringement of design patent No. 0517,589 in favor of Collective and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on

November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the Administrative Law Judge entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. Also, under this order, hearing has been set for January 14 - 18, 2008, and the deadline for an initial determination by the Administrative Law Judge is April 11, 2008. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and has filed an answer. An estimate of the possible loss, if any or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s Consolidated Financial Statements.
Note 17 — Segment Reporting
The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan and sourcing operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands. The Company’s operations in its Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $24.1 million, $18.1 million and $18.0 million during 2006, 2005 and 2004, respectively.

The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated
Fiscal year ended February 3, 2007
Revenues from external customers	$2,395.2	$401.5	$2,796.7
Operating profit from continuing operations	115.9	50.5	166.4
Interest expense	18.2	1.0	19.2
Interest income	(20.7)	(2.0)	(22.7)
Earnings from continuing operations before income taxes and minority interest	118.4	51.5	169.9
Depreciation and amortization	74.3	14.2	88.5
Total assets	1,232.4	195.0	1,427.4
Long-lived assets	424.5	58.6	483.1
Additions to long-lived assets	146.4	12.7	159.1

Fiscal year ended January 28, 2006
Revenues from external customers	$2,306.0	$359.7	$2,665.7
Operating profit from continuing operations	83.4	34.3	117.7
Interest expense	18.6	1.1	19.7
Interest income	(10.9)	(1.4)	(12.3)
Earnings from continuing operations before income taxes and minority interest	75.7	34.6	110.3
Depreciation and amortization	76.4	14.0	90.4
Total assets	1,157.5	157.0	1,314.5
Long-lived assets	368.0	64.5	432.5
Additions to long-lived assets	54.3	5.3	59.6

Fiscal year ended January 29, 2005
Revenues from external customers	$2,326.5	$329.7	$2,656.2
Operating profit from continuing operations	53.5	11.3	64.8
Interest expense	18.0	4.1	22.1
Interest income	(2.3)	(3.0)	(5.3)
Earnings from continuing operations before income taxes and minority interest	37.8	10.2	48.0
Depreciation and amortization	80.3	14.3	94.6
Total assets	1,076.2	163.6	1,239.8
Long-lived assets	402.2	71.3	473.5
Additions to long-lived assets	98.6	12.0	110.6
Note 18 — Shareowner Protection Rights Agreement
The Company has adopted a Stockholder Protection Rights Agreement (the “Plan”) which provides for a dividend of one right (“Right”) for each outstanding share of the Company’s common stock. The Rights are separated by and traded with the Company’s common stock. There are no separate certificates or markets for the Rights, and the Rights will expire on or before May 21, 2008. No Rights were exercised under the Plan in fiscal 2006.
The Rights do not become exercisable or trade separately from the common stock unless 15% or more of the common stock of the Company has been acquired, or after a tender or exchange offer is made for 15% or greater ownership of the Company’s common stock. Should the Rights become exercisable; each Right will entitle the holder thereof to buy 1/100th of a share of the Company’s Series A Preferred Stock at an exercise price of $83.33.
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
Note 19 — Subsequent Events
Subsequent to the end of fiscal 2006, the Company’s Board of Directors approved a plan to shift to a dual-distribution center model. As part of the plan, the Company intends to open a new distribution center east of the Mississippi river (in a location to be determined) which will begin operation around June 2008. This distribution center will be in addition to the Company’s Redlands, California distribution center that will commence operations in the summer of 2007. Once both new distribution centers are operating satisfactorily, the Company plans to close its current distribution center in Topeka, Kansas. Total exit costs related to the closing of the Topeka distribution center are currently estimated to be approximately $14 million, consisting of approximately $4 million of non-cash accelerated depreciation expenses, approximately $8 million for employee severance expenses, and approximately $2 million related to other exit costs. A portion of the employee severance expenses will be recognized in the first quarter of 2007. The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed. Actual results could vary from these estimates.
On March 6, 2007, the Company entered into an agreement to acquire 100% of the partnership interest of Collective International, LP (“Collective”) for $91 million in cash, excluding transaction costs and subject to customary purchase price adjustments to reflect current assets and total liabilities at closing. Collective is a brand development, management and licensing company that currently licenses the Airwalk brand to the Company. This transaction closed on March 30, 2007.
Note 20 — Change in Accounting Principle
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
As of the end of 2005, the ARO liability was $8.5 million, and had FIN 47 been applied during 2004, the pro forma ARO liabilities would have been $8.5 million.
Pro forma results of operations for 2004 had the Company applied the provisions of FIN 47 in those periods are as follows:

(dollars in millions, except per share amounts)	2004
Net earnings (loss) before cumulative effect of change in accounting principle:
As reported	$(2.0)
Add: Total asset retirement expenses included in net earnings (loss) as reported, net of related income taxes and minority interest	0.8

Less: Total asset retirement expenses determined under FIN 47, net of related income taxes and minority interest	0.4

Pro forma net loss	$(1.6)

Diluted earnings (loss) per share:
As reported	$(0.03)
Pro forma	$(0.02)

Note 21 — New Accounting Standards
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
In March 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. The guidance is effective for periods beginning after December 15, 2006. In the consolidated statement of earnings, The Company presents sales net of such taxes within the scope of EITF Issue 06-3. Other than the additional required disclosure, this EITF will not have an impact on the Company’s Consolidated Financial Statements.
In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first fiscal quarter of 2007, as required, and the cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company is in the process of evaluating FIN 48’s impact on its Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 157 will have on its Consolidated Financial Statements.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance regarding the consideration given to prior year misstatements when determining materiality in current year financial statements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The impact of this adoption was not material to the Company’s Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on its Consolidated Financial Statements.
Note 22 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions at end of 2006, 2005 and 2004 were $7.9 million, $9.3 million and $5.6 million, respectively. Total borrowings from the Company’s Latin American partners were $4.0 million, $6.4 million and $6.4 million as of the end of 2006, 2005 and 2004, respectively. In addition, the Company recorded interest expense of $0.2 million, $0.3 million and $0.2 million during 2006, 2005 and 2004, respectively, related to these borrowings.

Mr. Matthew E. Rubel is the Company’s Chief Executive Officer and President. The Company began a relationship with Celadon Group, Inc. (“Celadon”) in 2002. Mr. Rubel’s father-in-law, Stephen Russell, is Chairman of the Board and Chief Executive Officer of Celadon. Pursuant to a competitive bid process, during 2006 Celadon won the right to be the primary carrier on two of the Company’s transportation lanes. These lanes account for less than two percent of the Company’s outbound line haul budget. The Company regularly competitively bids its line haul routes and as a result, Celadon could gain or lose routes based upon its bids.
In June 2006, the Company entered into a Marketing and License Agreement with Ballet Theatre Foundation Inc., a nonprofit organization, to use the American Ballet Theatre and ABT marks in connection with development, manufacture, marketing promotion, distribution, and sale of certain dance footwear. Mr. Rubel became a Trustee of Ballet Theatre Foundation, Inc., in January 2007.
Note 23 — Subsidiary Guarantors of Senior Notes — Consolidating Financial Information
The Company has issued Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Payless ShoeSource, Inc. and subsidiaries for the 53 week period ended February 3, 2007, and 52 week periods ended January 28, 2006, and January 29, 2005, condensed balanced sheets as of February 3, 2007, and January 28, 2006, and the condensed statements of cash flows for the 53 week period ended February 3, 2007, and the 52 week periods ended January 28, 2006, and January 29, 2005. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
The Non-guarantor Subsidiaries are made up of the Company’s retail operations in the Central American and South American Regions, Canada, Saipan and Puerto Rico and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. The operations in the Central and South American Regions use a December 31 year-end. Operations in the Central and South American Regions are included in the Company’s results on a one-month lag relative to results from other regions. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
Under the indenture governing the Notes, the Company’s subsidiaries in Singapore and Japan are designated as unrestricted. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows for fiscal years 2006, 2005 and 2004 is not significant.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(dollars in millions)

	53 Weeks Ended February 3, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,522.6	$872.8	$(598.7)	$2,796.7
Cost of sales	—	1,732.4	674.5	(585.9)	1,821.0

Gross margin	—	790.2	198.3	(12.8)	975.7
Selling, general and administrative expense	4.5	706.3	110.5	(12.8)	808.5
Restructuring charges	—	0.8	—	—	0.8

Operating (loss) profit from continuing operations	(4.5)	83.1	87.8	—	166.4
Interest expense	39.0	1.2	1.0	(22.0)	19.2
Interest income	—	(41.6)	(3.1)	22.0	(22.7)
Equity in earnings of subsidiaries	(151.3)	(67.4)	—	218.7	—

Earnings from continuing operations before income taxes and minority interest	107.8	190.9	89.9	(218.7)	169.9
(Benefit) provision for income taxes	(14.2)	39.1	15.0	—	39.9

Earnings from continuing operations before minority interest	122.0	151.8	74.9	(218.7)	130.0
Minority interest, net of income taxes	—	—	(4.6)	—	(4.6)

Net earnings from continuing operations	122.0	151.8	70.3	(218.7)	125.4
Loss from discontinued operations, net of income taxes and minority interest	—	(0.5)	(2.9)	—	(3.4)

Net earnings	$122.0	$151.3	$67.4	$(218.7)	$122.0

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(dollars in millions)

	52 Weeks Ended January 28, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,424.0	$722.5	$(480.8)	$2,665.7
Cost of sales	—	1,687.4	560.4	(470.7)	1,777.1

Gross margin	—	736.6	162.1	(10.1)	888.6
Selling, general and administrative expense	4.6	673.5	99.1	(10.1)	767.1
Restructuring charges	—	4.1	(0.3)	—	3.8

Operating (loss) profit from continuing operations	(4.6)	59.0	63.3	—	117.7
Interest expense	32.0	1.5	1.1	(14.9)	19.7
Interest income	—	(24.7)	(2.5)	14.9	(12.3)
Equity in earnings of subsidiaries	(91.1)	(44.4)	—	135.5	—

Earnings from continuing operations before income taxes and minority interest	54.5	126.6	64.7	(135.5)	110.3
(Benefit) provision for income taxes	(11.9)	28.0	14.7	—	30.8

Earnings from continuing operations before minority interest	66.4	98.6	50.0	(135.5)	79.5
Minority interest, net of income taxes	—	—	(3.0)	—	(3.0)

Net earnings from continuing operations	66.4	98.6	47.0	(135.5)	76.5
Loss from discontinued operations, net of income taxes and minority interest	—	(3.7)	(2.3)	—	(6.0)

Net earnings before cumulative effect of change in accounting principle	66.4	94.9	44.7	(135.5)	70.5
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	(3.8)	(0.3)	—	(4.1)

Net earnings	$66.4	$91.1	$44.4	$(135.5)	$66.4

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (LOSS)
(dollars in millions)

	52 Weeks Ended January 29, 2005
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,457.0	$652.2	$(453.0)	$2,656.2
Cost of sales	—	1,752.3	530.2	(446.0)	1,836.5

Gross margin	—	704.7	122.0	(7.0)	819.7
Selling, general and administrative expense	2.4	639.0	95.6	(7.0)	730.0
Restructuring charges	—	24.4	0.5	—	24.9

Operating (loss) profit from continuing operations	(2.4)	41.3	25.9	—	64.8
Interest expense	26.9	0.6	4.1	(9.5)	22.1
Interest income	—	(11.8)	(3.0)	9.5	(5.3)
Equity in earnings of subsidiaries	(17.0)	(16.5)	—	33.5	—

(Loss) earnings from continuing operations before income taxes and minority interest	(12.3)	69.0	24.8	(33.5)	48.0
(Benefit) provision for income taxes	(10.3)	24.6	(1.1)	—	13.2

(Loss) earnings from continuing operations before minority interest	(2.0)	44.4	25.9	(33.5)	34.8
Minority interest, net of income taxes	—	—	2.3	—	2.3

Net (loss) earnings from continuing operations	(2.0)	44.4	28.2	(33.5)	37.1
Loss from discontinued operations, net of income taxes and minority interest	—	(27.4)	(11.7)	—	(39.1)

Net (loss) earnings	$(2.0)	$17.0	$16.5	$(33.5)	$(2.0)

CONDENSED CONSOLIDATING BALANCE SHEET
As of February 3, 2007
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$239.4	$132.0	$—	$371.4
Short-term investments	—	90.0	—	—	90.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	282.8	83.5	(4.4)	361.9
Current deferred income taxes	—	13.2	2.4	—	15.6
Prepaid expenses	0.6	40.2	5.7	—	46.5
Other current assets	42.3	15.3	57.9	(97.4)	18.1
Current assets of discontinued operations	—	1.0	0.1	—	1.1

Total current assets	42.9	681.9	283.6	(101.8)	906.6

Property and Equipment:
Land	—	6.6	—	—	6.6
Property, buildings and equipment	—	1,096.7	148.4	—	1,245.1
Accumulated depreciation and amortization	—	(741.4)	(89.1)	—	(830.5)

Property and equipment, net	—	361.9	59.3	—	421.2
Favorable leases, net	—	12.8	—	—	12.8
Deferred income taxes	—	31.3	6.4	—	37.7
Goodwill	—	5.9	—	—	5.9
Other assets	1,315.4	487.0	1.3	(1,760.5)	43.2

Total Assets	$1,358.3	$1,580.8	$350.6	$(1,862.3)	$1,427.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	146.6	59.5	(20.5)	185.6
Accrued expenses	175.4	32.3	63.8	(81.3)	190.2
Current liabilities of discontinued operations	—	2.1	—	—	2.1

Total current liabilities	175.4	181.4	125.3	(101.8)	380.3
Long-term debt	480.7	0.1	4.0	(283.1)	201.7
Other liabilities	2.1	115.2	15.3	—	132.6
Minority interest	—	—	12.7	—	12.7
Commitments and contingencies
Total shareowners’ equity	700.1	1,284.1	193.3	(1,477.4)	700.1

Total Liabilities and Shareowners’ Equity	$1,358.3	$1,580.8	$350.6	$(1,862.3)	$1,427.4

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 28, 2006
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$310.5	$67.7	$—	$378.2
Short-term investments	—	58.5	0.5	—	59.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	271.3	63.9	(2.6)	332.6
Current deferred income taxes	—	19.3	0.9	—	20.2
Prepaid expenses	0.6	33.6	5.2	—	39.4
Other current assets	28.1	49.1	26.3	(83.3)	20.2
Current assets of discontinued operations	—	1.6	1.3	—	2.9

Total current assets	28.7	743.9	167.8	(85.9)	854.5

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,044.3	140.9	—	1,185.2
Accumulated depreciation and amortization	—	(728.8)	(79.0)	—	(807.8)

Property and equipment, net	—	323.2	61.9	—	385.1
Favorable leases, net	—	18.2	—	—	18.2
Deferred income taxes	—	18.5	9.0	—	27.5
Goodwill	—	5.9	—	—	5.9
Other assets	1,157.1	405.5	1.3	(1,542.0)	21.9
Noncurrent assets of discontinued operations	—	—	1.4	—	1.4

Total Assets	$1,185.8	$1,515.2	$241.4	$(1,627.9)	$1,314.5

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	159.4	66.0	(56.8)	168.6
Accrued expenses	51.5	127.4	13.7	(29.1)	163.5
Current liabilities of discontinued operations	—	3.4	0.6	—	4.0

Total current liabilities	51.5	290.6	82.3	(85.9)	338.5
Long-term debt	480.4	0.6	6.4	(283.2)	204.2
Other liabilities	1.9	94.9	12.5	—	109.3
Minority interest	—	—	10.5	—	10.5
Commitments and contingencies
Total shareowners’ equity	652.0	1,129.1	129.7	(1,258.8)	652.0

Total Liabilities and Shareowners’ Equity	$1,185.8	$1,515.2	$241.4	$(1,627.9)	$1,314.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 53 Weeks Ended February 3, 2007
(dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net earnings	$122.0	$151.3	$67.4	$(218.7)	$122.0
Loss from discontinued operations, net of income taxes and minority interest	—	0.5	2.9	—	3.4
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	8.7	1.6	—	10.3
Depreciation and amortization	—	74.1	14.4	—	88.5
Amortization of deferred financing costs	0.9	0.2	—	—	1.1
Share-based compensation expense	—	11.0	1.2	—	12.2
Deferred income taxes	—	(1.4)	10.5	—	9.1
Minority interest, net of income taxes	—	—	4.6	—	4.6
Income tax benefit of share-based compensation	—	0.6	—	—	0.6
Accretion of investments	—	(3.6)	—	—	(3.6)
Changes in working capital:
Inventories	—	(11.5)	(20.1)	1.8	(29.8)
Prepaid expenses and other current assets	(14.2)	24.0	(32.9)	14.1	(9.0)
Accounts payable	—	(14.5)	(6.2)	36.3	15.6
Accrued expenses	123.9	(107.2)	41.2	(52.2)	5.7
Other assets and liabilities, net	(150.4)	(67.7)	2.4	218.7	3.0
Net cash used in discontinued operations	—	(1.2)	(2.8)	—	(4.0)

Cash flow provided by operating activities	82.2	63.3	84.2	—	229.7

Investing Activities:
Capital expenditures	—	(103.8)	(14.8)	—	(118.6)
Proceeds from sale of property and equipment	—	4.6	—	—	4.6
Intangible asset additions	—	(15.5)	—	—	(15.5)
Purchases of investments	—	(214.9)	(0.7)	—	(215.6)
Sales and maturities of investments	—	187.0	1.2	—	188.2
Investment in subsidiaries	—	(1.5)	—	1.5	—

Cash flow used in investing activities	—	(144.1)	(14.3)	1.5	(156.9)

Financing Activities:
Repayment of debt	—	(0.4)	(2.4)	—	(2.8)
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Issuances of common stock	47.1	—	—	—	47.1
Purchases of common stock	(129.3)	—	—	—	(129.3)
Dividends to parent	—	2.3	(2.3)	—	—
Excess tax benefits from share-based compensation	—	8.0	—	—	8.0
Contribution by / distributions to parent	—	—	1.5	(1.5)	—
Distributions to minority owners	—	—	(1.5)	—	(1.5)
Net cash provided by discontinued operations	—	—	1.2	—	1.2

Cash flow (used in) provided by financing activities	(82.2)	9.7	(3.5)	(1.5)	(77.5)

Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)

(Decrease) increase in cash and cash equivalents	—	(71.1)	64.3	—	(6.8)
Cash and cash equivalents, beginning of year	—	310.5	67.7	—	378.2

Cash and cash equivalents, end of period	$—	$239.4	$132.0	$—	$371.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 52 Weeks Ended January 28, 2006
(dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net earnings	$66.4	$91.1	$44.4	$(135.5)	$66.4
Loss from discontinued operations, net of income taxes and minority interest	—	3.7	2.3	—	6.0
Adjustments for non-cash items included in net earnings:
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	3.8	0.3	—	4.1
Loss on impairment of and disposal of assets	—	7.9	1.9	—	9.8
Depreciation and amortization	—	80.7	9.7	—	90.4
Amortization of deferred financing costs	0.2	1.0	—	—	1.2
Share-based compensation expense	1.3	—	—	—	1.3
Deferred income taxes	—	11.7	2.0	—	13.7
Minority interest, net of income taxes	—	—	3.0	—	3.0
Income tax benefit of share-based compensation	6.5	—	—	—	6.5
Accretion of investments	—	(1.3)	—	—	(1.3)
Changes in working capital:
Inventories	—	5.8	7.9	(0.2)	13.5
Prepaid expenses other current assets	(11.9)	(32.1)	19.6	22.4	(2.0)
Accounts payable	—	29.4	(2.7)	(17.7)	9.0
Accrued expenses	44.3	(23.3)	(7.0)	(4.5)	9.5
Other assets and liabilities, net	(85.2)	(42.7)	(1.2)	135.5	6.4
Net cash used in discontinued operations	—	(8.3)	(2.3)	—	(10.6)

Cash flow provided by operating activities	21.6	127.4	77.9	—	226.9

Investing Activities:
Capital expenditures	—	(59.8)	(4.5)	—	(64.3)
Proceeds from sale of property and equipment	—	1.2	—	—	1.2
Restricted cash	—	—	1.0	—	1.0
Purchases of investments	—	(145.9)	(0.5)	—	(146.4)
Sales and maturities of investments	—	110.0	—	—	110.0
Investment in subsidiaries	—	(1.7)	—	1.7	—
Dividends from subsidiaries	—	85.1	—	(85.1)	—
Net cash used in discontinued operations	—	—	(0.1)	—	(0.1)

Cash flow used in investing activities	—	(11.1)	(4.1)	(83.4)	(98.6)

Financing Activities:
Repayment of notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	—	1.2	—	1.2
Repayment of debt	—	(0.3)	(1.2)	—	(1.5)
Issuances of common stock	49.6	—	—	—	49.6
Purchases of common stock	(71.2)	—	—	—	(71.2)
Contribution by / distributions to parent	—	—	1.7	(1.7)	—
Dividends to parent	—	—	(85.1)	85.1	—
Net cash provided by discontinued operations	—	—	0.9	—	0.9

Cash flow (used in) provided by financing activities	(21.6)	(0.3)	(83.5)	83.4	(22.0)

Effect of exchange rate changes on cash	—	—	0.9	—	0.9

Increase (decrease) in cash and cash equivalents	—	116.0	(8.8)	—	107.2
Cash and cash equivalents, beginning of year	—	194.5	76.5	—	271.0

Cash and cash equivalents, end of period	$—	$310.5	$67.7	$—	$378.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 52 Weeks Ended January 29, 2005
(dollars in millions)

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net (loss) earnings	$(2.0)	$17.0	$16.5	$(33.5)	$(2.0)
Loss from discontinued operations, net of income taxes and minority interest	—	27.4	11.7	—	39.1
Adjustments for non-cash items included in net earnings:
Restructuring charges	—	10.8	—	—	10.8
Loss on impairment of and disposal of assets	—	4.6	2.4	—	7.0
Depreciation and amortization	0.6	82.3	11.7	—	94.6
Amortization of deferred financing costs	—	0.3	0.6	—	0.9
Share-based compensation expense	—	0.7	—	—	0.7
Deferred income taxes	—	(2.3)	(4.1)	—	(6.4)
Minority interest, net of income taxes	—	—	(2.3)	—	(2.3)
Changes in working capital:
Inventories	—	31.4	1.3	(1.4)	31.3
Prepaid expenses and other current assets	(10.2)	21.3	(7.3)	5.6	9.4
Accounts payable	—	37.0	(21.3)	12.9	28.6
Accrued expenses	(0.3)	47.4	3.9	(17.1)	33.9
Other assets and liabilities, net	21.7	(60.0)	1.5	44.5	7.7
Net cash provided by (used in) discontinued operations	—	9.9	(7.7)	—	2.2

Cash flow provided by operating activities	9.8	227.8	6.9	11.0	255.5

Investing Activities:
Capital expenditures	—	(93.9)	(8.1)	—	(102.0)
Proceeds from sale of property and equipment	—	3.0	—	—	3.0
Restricted cash	—	—	30.5	—	30.5
Purchases of investments	—	(34.3)	—	—	(34.3)
Sales and maturities of investments	—	23.0	—	—	23.0
Investment in subsidiaries	—	5.5	—	(5.5)	—
Net cash used in discontinued operations	—	(2.3)	(1.2)	—	(3.5)

Cash flow (used in) provided by investing activities	—	(99.0)	21.2	(5.5)	(83.3)

Financing Activities:
Repayment of notes payable	—	—	(30.5)	—	(30.5)
Issuance of debt	—	—	2.4	—	2.4
Repayment of debt	—	(0.2)	(1.3)	—	(1.5)
Payment of deferred financing costs	—	(1.5)	1.3	—	(0.2)
Issuances of common stock	1.6	—	—	—	1.6
Purchases of common stock	(11.4)	—	—	—	(11.4)
Contribution by / distributions to parent	—	—	5.5	(5.5)	—
Contributions from minority owners	—	—	2.1	—	2.1
Net cash provided by discontinued operations	—	—	1.6	—	1.6

Cash flow (used in) provided by financing activities	(9.8)	(1.7)	(18.9)	(5.5)	(35.9)

Effect of exchange rate changes on cash	—	—	(2.0)	—	(2.0)

Increase in cash and cash equivalents	—	127.1	7.2	—	134.3
Cash and cash equivalents, beginning of year	—	67.4	69.3	—	136.7

Cash and cash equivalents, end of period	$—	$194.5	$76.5	$—	$271.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K for fiscal 2006, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm
Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to pages 37 and 38 of Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during fiscal year 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Board of Directors has established a standing Audit and Finance Committee which currently consists of Mr. John F. McGovern — Chairman, Mr. Daniel Boggan Jr., Mr. Howard R. Fricke, Mr. Robert F. Moran, Mr. Michael E. Murphy and Mr. David Scott Olivet. The Board has determined that each of the members of the Audit and Finance Committee is an audit committee financial expert (as that term is defined under Item 401(h) of Regulation S-K) and are independent.
Our Code of Ethics, formerly known as the Policy On Business Conduct, is applicable to all associates including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. Our Code of Ethics is available on our website at www.paylessinfo.com. The charters for the Board of Directors, the Audit and Finance Committee, and the Compensation Nominating and Governance Committee are also available on our investor relations website. The Company intends to satisfy its disclosure requirements under Item 10 of form 8-K, regarding an amendment to or waiver from a provision of its Code of Ethics by posting such information on our website at www.paylessinfo.com.
Directors - The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2007, under the captions “Election of Directors - Directors and Nominees for Director — Directors Subject to Election — Continuing Directors and — Retiring and Retired Directors” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

b) Executive Officers - Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption “Executive Officers of the Company.” The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2007, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2007, under the captions “Committees of the Board — Compensation, Nominating and Governance Committee — Compensation Committees Interlocks and Insider Participation and — Compensation, Nominating and Governance Committee Report,” “2006 Board Compensation,” “Compensation, Discussion and Analysis,” “2006 Summary Compensation Table,” “2006 Grants of Plan Based Awards,” “Outstanding Equity Awards at Fiscal 2006 Year End,” “Options Exercises and Stock Vested During Fiscal 2006,” “Pension Benefits for Fiscal 2006,” “Nonqualified Deferred Compensation,” and “Potential Payments upon Termination or Change in Control” are incorporated herein by reference.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2007, under the caption “Beneficial Stock Ownership of Directors, Nominees, Executive Officers and Persons Owning More Than Five Percent of Common Stock” is incorporated herein by reference.
The following table summarizes information with respect to the Company’s equity compensation plans at February 3, 2007:

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding securities
Plan category	Options, Warrants and Rights	Warrants and Rights	Reflected in Column (a)
Equity compensation plans approved by security holders	3,775	$19.42	2,788	(1)
Equity compensation plans not approved by security holders	720	20.65	—

Total	4,495	$19.62	2,788

(1)	Includes up to 2,455 thousand shares that may be issued under the Company’s 2006 Stock Incentive Plan and up to 333 thousand shares that can be issued under the Company’s Restricted Stock Plan for Non-Management Directors. The amount does not include up to 5,495 thousand shares that may be purchased under the Payless Stock Ownership Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2007 under the caption “Independence of Directors and Nominees for Directors” is incorporated herein by reference.
The Company began a relationship with Celadon Group, Inc. (“Celadon”) in 2002. Mr. Rubel’s father-in-law, Stephen Russell, is Chairman of the Board and Chief Executive Officer of Celadon. Pursuant to a competitive bid process, during 2006 Celadon won the right to be the primary carrier on two of the Company’s transportation lanes. These lanes account for less than two percent of the Company’s outbound line haul budget. The Company regularly competitively bids its line haul routes and as a result, Celadon could gain or lose routes based upon its bids.
In June 2006, the Company entered into a Marketing and License Agreement with Ballet Theatre Foundation Inc., a nonprofit organization, to use the American Ballet Theatre and ABT marks in connection with development, manufacture, marketing promotion, distribution, and sale of certain dance footwear. Mr. Rubel became a Trustee of Ballet Theatre Foundation, Inc., in January 2007.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Principal Accounting Fees and Services” of the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2007.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Other than as set forth below, financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
(dollars in millions)	beginning of period	costs and expenses	Deductions	end of period

Year ended January 29, 2005 Allowance for doubtful accounts	$2.0	$0.5	$(1.6)	$0.9
Deferred tax valuation allowance	13.5	2.8	(9.9)	6.4
Sales return reserve	1.3	10.3	(10.4)	1.2
Year ended January 28, 2006 Allowance for doubtful accounts	$0.9	$0.8	$(0.8)	$0.9
Deferred tax valuation allowance	6.4	1.9	(0.5)	7.8
Sales return reserve	1.2	9.5	(9.3)	1.4
Year ended February 3, 2007 Allowance for doubtful accounts	$0.9	$1.0	$(1.4)	$0.5
Deferred tax valuation allowance	7.8	(1.1)	—	6.7
Sales return reserve	1.4	10.1	(10.1)	1.4

(1)	With regard to allowances for doubtful accounts, deductions relate to uncollectible receivables that have been written off, net of recoveries. For the deferred tax valuation allowance, deductions relate to deferred tax assets that have been written off. For sales returns, deductions related to actual returns.
(b)	Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Payless ShoeSource, Inc., a Delaware corporation (the “Company”). (1)

3.2	Amended and Restated Bylaws of the Company. (2)

4.1	Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and UMB Bank, N.A. (1)

4.2	Indenture, dated as of July 28, 2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Wells-Fargo Bank Minnesota, National Association as Trustee, related to the 8.25% Senior Subordinated Notes Due 2013. (3)

Number	Description
4.3	Exchange and Registration Rights Agreement, Dated July 28, 2003, among Payless ShoeSource, Inc. and each of Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers. (3)

10.1	Amended and Restated Tax Sharing Agreement, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (4)

10.2	Sublease, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (5)

10.3	Payless ShoeSource, Inc., Stock 1996 Stock Incentive Plan, as amended September 18, 2003. (6)

10.4	Stock Plan for Non-Management Directors, as amended and restated March 29, 2007.*

10.5	Form of Employment Agreement between Payless ShoeSource, Inc., and certain of its executives. (7)

10.6	Payless ShoeSource, Inc. Supplementary Retirement Plan, as amended December 12, 2006*

10.7	Payless ShoeSource, Inc., 401(k) Profit Sharing Plan, as amended effective January 1, 2007.*

10.8	Form of Change of Control Agreement between Payless ShoeSource, Inc. and certain of its executives. (10)

10.9	Form of Directors’ Indemnification Agreement. (7)

10.10	Form of Officers’ Indemnification Agreement. (10)

10.11	Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended September 18, 2003. (6)

10.12	The Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for Payless ShoeSource International Employees, as amended September 18, 2003. (6)

10.13	Payless ShoeSource, Inc. Stock Ownership Plan, as amended effective January 1, 2007.*

10.14	Assumption Agreement, dated as of May 22, 1998, by and between Payless ShoeSource, Inc. (Missouri) and Payless ShoeSource Holdings, Inc. (1)

10.15	Payless ShoeSource, Inc. Deferred Compensation 401(k) Mirror Plan, as amended September 18, 2003. (6)

10.16	Payless ShoeSource, Inc. Incentive Compensation Plan. (8)

10.17	Loan, Guaranty and Security Agreement by and among Payless ShoeSource Finance, Inc., as Borrower, the Guarantors signatory thereto, the Lenders signatory thereto and Wells Fargo Retail Finance, as Arranger and Administrative Agent, dated as of January 15, 2004. (9)

10.18	Employment Agreement between Payless ShoeSource, Inc. and Matthew E. Rubel accepted and agreed to June 17, 2005. (11)

10.19	Form of Restricted Stock Award Agreement.*

10.20	Form of Stock Settled Stock Appreciation Rights Award Agreement.*

10.21	Payless ShoeSource, Inc. 2006 Stock Incentive Plan, effective May 25, 2006.*

10.22	First Amendment to Loan, Guaranty and Security Agreement dated as of April 28, 2006. (12)

21.1	Subsidiaries of the Company.*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Executive Officer and President.*

Number	Description
31.2	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Senior Vice President, Chief Financial Officer and Treasurer.*

32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President.*

32.2	Certification Pursuant to 18 U.S.C. 1350 of the Senior Vice President, Chief Financial Officer and Treasurer.*

*	Filed herewith

1.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 1998.

2.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999, filed with the SEC on April 12, 1999.

3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-14770) for the quarter ended August 2, 2003, filed with the SEC on September 12, 2003.

4.	Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q (File Number 1-1633) for the quarter ended May 4, 1996.

5.	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996, as amended through April 15, 1996.

6.	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File Number 333-109388) filed with the SEC on October 2, 2003, as amended.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 1, 2003, filed with the SEC on April 18, 2003.

8.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 2, 2002, filed with the SEC on April 16, 2002.

9.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on January 22, 2004.

10.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended January 31, 2004, filed with the SEC on April 9, 2004.

11.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 22, 2005.

12.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on May 2, 2006.
The Company will furnish to shareowners upon request, and without charge, a copy of the 2006 Annual Report and the 2007 Proxy Statement, portions of which are incorporated by reference in the Form 10-K. The Company will furnish any other Exhibit at cost.
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
PAYLESS SHOESOURCE, INC.

Date: April 3, 2007	By:	/s/ Ullrich E. Porzig Ullrich E. Porzig
Senior Vice President — Chief Financial
Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew E. Rubel Chief Executive Officer,	Date: April 3, 2007	/s/ Ullrich E. Porzig Senior Vice President — Chief	Date: April 3, 2007
President and Director		Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

/s/ Howard R. Fricke Chairman of the Board and Director	Date: April 3, 2007	/s/ Daniel Boggan Jr. Director	Date: April 3, 2007

/s/ Michael E. Murphy Director	Date: April 3, 2007	/s/ Mylle H. Mangum Director	Date: April 3, 2007

/s/ Robert C. Wheeler Director	Date: April 3, 2007	/s/ John F. McGovern Director	Date: April 3, 2007

/s/ Michael A. Weiss Director	Date: April 3, 2007	/s/ Robert F. Moran Director	Date: April 3, 2007

/s/ Judith K. Hofer Director	Date: April 3, 2007	/s/ David Scott Olivet Director	Date: April 3, 2007