Form 10-Q
period 2007-05-05
PAYLESS SHOESOURCE INC /DE/
filed 2007-06-13
CIK 1060232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
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
Common Stock, $.01 par value
64,995,945 shares as of June 7, 2007

PAYLESS SHOESOURCE, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 5, 2007
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
Net sales	$728.6	$694.5
Cost of sales	459.7	438.7

Gross margin	268.9	255.8
Selling, general and administrative expenses	209.9	199.1
Restructuring charges	0.2	—

Operating profit from continuing operations	58.8	56.7
Interest expense	4.8	4.9
Interest income	(4.7)	(4.8)

Earnings from continuing operations before income taxes and minority interest	58.7	56.6
Provision for income taxes	18.8	19.5

Earnings from continuing operations before minority interest	39.9	37.1
Minority interest, net of income taxes	(0.9)	(0.3)

Net earnings from continuing operations	39.0	36.8
Loss from discontinued operations, net of income taxes and minority interest	(0.1)	(0.8)

Net earnings	$38.9	$36.0

Basic earnings per share:
Earnings from continuing operations	$0.60	$0.55
Loss from discontinued operations	—	(0.01)

Basic earnings per share	$0.60	$0.54

Diluted earnings per share:
Earnings from continuing operations	$0.59	$0.54
Loss from discontinued operations	—	(0.01)

Diluted earnings per share	$0.59	$0.53

Basic Weighted Average Shares Outstanding	64.7	66.6
Diluted Weighted Average Shares Outstanding	66.0	67.6
See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	May 5,	April 29,	February 3,
	2007	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$321.4	$333.0	$371.4
Short-term investments	6.1	75.1	90.0
Restricted cash	2.0	2.0	2.0
Inventories	381.7	377.7	361.9
Current deferred income taxes	16.2	19.3	15.6
Prepaid expenses	44.2	41.1	46.5
Other current assets	19.2	18.1	18.1
Current assets of discontinued operations	1.1	4.9	1.1

Total current assets	791.9	871.2	906.6

Property and Equipment:
Land	6.5	7.7	6.6
Property, buildings and equipment	1,284.8	1,201.8	1,245.1
Accumulated depreciation and amortization	(848.6)	(821.9)	(830.5)

Property and equipment, net	442.7	387.6	421.2

Intangible assets, net	95.9	18.2	39.6
Deferred income taxes	43.9	28.9	37.7
Goodwill	40.1	5.9	5.9
Other assets	18.2	21.3	16.4
Noncurrent assets of discontinued operations	—	1.3	—

Total Assets	$1,432.7	$1,334.4	$1,427.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.3	$0.4	$0.4
Notes payable	2.0	2.0	2.0
Accounts payable	157.5	175.2	185.6
Accrued expenses	156.0	160.4	190.2
Current liabilities of discontinued operations	2.1	3.4	2.1

Total current liabilities	317.9	341.4	380.3

Long-term debt	201.7	202.9	201.7
Other liabilities	175.3	111.0	132.6
Minority interest	12.6	11.0	12.7
Commitments and contingencies (Note 15)
Total shareowners’ equity	725.2	668.1	700.1

Total Liabilities and Shareowners’ Equity	$1,432.7	$1,334.4	$1,427.4

See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
Operating Activities:
Net earnings	$38.9	$36.0
Loss from discontinued operations, net of income taxes and minority interest	0.1	0.8
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	2.6	1.7
Depreciation and amortization	24.3	22.6
Amortization of deferred financing costs	0.2	0.3
Share-based compensation expense	3.1	2.8
Deferred income taxes	(1.3)	0.4
Minority interest, net of income taxes	0.9	0.3
Income tax benefit from share-based compensation	—	0.4
Accretion of investments	(0.5)	(0.7)
Changes in working capital:
Inventories	(18.6)	(44.6)
Prepaid expenses and other current assets	7.4	(0.6)
Accounts payable	(27.4)	6.7
Accrued expenses	(14.2)	(5.6)
Other assets and liabilities, net	5.9	(0.2)
Net cash used in discontinued operations	(0.1)	(3.6)

Cash flow provided by operating activities	21.3	16.7

Investing Activities:
Capital expenditures	(55.7)	(23.0)
Proceeds from sale of property and equipment	0.1	1.0
Purchases of investments	(6.1)	(74.8)
Sales and maturities of investments	90.5	59.4
Acquisition of business, net of cash acquired	(91.5)	—

Cash flow used in investing activities	(62.7)	(37.4)

Financing Activities:
Repayment of debt	(0.1)	(1.4)
Payment of deferred financing costs	—	0.2
Issuances of common stock	3.2	2.4
Purchases of common stock	(15.3)	(26.6)
Excess tax benefits from share-based compensation	1.2	—
Distributions to minority owners	—	(0.6)
Net cash provided by discontinued operations	—	1.0

Cash flow used in financing activities	(11.0)	(25.0)

Effect of exchange rate changes on cash	2.4	0.5

Decrease in cash and cash equivalents	(50.0)	(45.2)
Cash and cash equivalents, beginning of year	371.4	378.2

Cash and cash equivalents, end of quarter	$321.4	$333.0

Supplemental cash flow information:
Interest paid	$0.8	$9.3
Income taxes paid	$1.7	$6.3
Non-cash investing and operating activities:
Accrued capital additions	$13.1	$11.3
See Notes to Condensed Consolidated Financial Statements.

PAYLESS SHOESOURCE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Interim Results.
These unaudited Condensed Consolidated Financial Statements of Payless ShoeSource, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 45-82) in the Company’s 2006 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in the Central and South American Region are operated as joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. During the third quarter of 2006, the Company exited retail operations in Japan, closing its one store location. As discussed in Note 5 below, the financial information for Japan retail operations has been classified as discontinued operations for all periods presented. The results for the thirteen week period ended May 5, 2007, are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending February 2, 2008.
Note 2 – Acquisition.
Effective March 30, 2007, the Company acquired 100% of the partnership interest of Collective International, LP (“Collective”) for $91.5 million, net of cash acquired of $1.1 million, including transaction costs and subject to a customary purchase price adjustment. The Company acquired Collective to further develop its “house of brands” strategy. Collective is a brand development, management and licensing company that had previously licensed the Airwalk brand to the Company. The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Accordingly, net assets were recorded at their estimated fair values, and operating results are included in the Payless Domestic segment from the date of acquisition. The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized as more information is obtained regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase. All goodwill is included in the Payless Domestic segment and is deductible for tax purposes. Supplemental pro forma financial information has not been included due to immateriality.
The preliminary purchase price allocation, net of cash acquired, was as follows:

(dollars in millions)
Current assets	$5.0
Goodwill	34.2
Trademarks(1)	47.7
Customer relationships(2)	9.2
Other assets(3)	0.2
Current liabilities	(4.8)

Total	$91.5

(1)	Comprised of $40.6 million with indefinite lives and $7.1 million with finite lives amortized over a weighted-average period of ten years.

(2)	Amortized over a weighted-average period of seven years.

(3)	Comprised of non-compete contracts, amortized over a weighted-average period of three years.

Identification and allocation of value assigned to the identified intangible assets is based on the provisions of SFAS No. 141. The Company utilized a valuation specialist to assist management in its determination of the fair value of identified intangible assets. The fair value was estimated by performing a discounted cash flow analysis using the “income” approach. This method includes a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value using a rate that is commensurate with the perceived risk. The projected cash flow assumptions included considerations for contractual relationships, customer attrition, and market competition.
The preliminary purchase price and its preliminary allocation could materially change as the result of changes in the estimates and assumptions used in determining certain acquisition related accruals and in the determinations of the fair value of acquired assets.
Note 3 – Exit Costs.
During the first quarter of 2007, the Company’s Board of Directors approved a plan to shift to a dual-distribution center model. As part of the plan, the Company intends to open a new distribution center in Brookville, Ohio which will begin operation in the summer of 2008. This distribution center will be in addition to the Company’s Redlands, California distribution center that will commence operations in the summer of 2007. Once both new distribution centers are operating satisfactorily, the Company plans to close its current distribution center in Topeka, Kansas. Total exit costs related to the closing of the Topeka distribution center are currently estimated to be approximately $14 million, consisting of approximately $4 million of non-cash accelerated depreciation expenses, approximately $8 million for employee severance expenses, and approximately $2 million related to other exit costs. The exit costs will be recorded as costs of sales in the condensed consolidated statement of earnings. Actual results could vary from these estimates.
The significant components of the exit costs incurred as of May 5, 2007, are summarized as follows:

			Accrual Balance
	Total Charges	Cash	as of
(dollars in millions)	to Date	Payments	May 5, 2007

Employee severance costs	$4.2	$(0.2)	$4.0

Accelerated depreciation	0.6

Total charges	$4.8

The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed which is estimated to be in fiscal 2008.
Note 4 – Short-Term Investments.
As of May 5, 2007, April 29, 2006, and February 3, 2007, short-term investments consisted of the following:

	May 5,	April 29,	February 3,
(dollars in millions)	2007	2006	2007

Held-to-maturity securities:
Commercial paper	$6.1	$74.4	$90.0
Certificates of deposit	—	0.7	—

Total held-to-maturity securities	$6.1	$75.1	$90.0

Held-to-maturity securities are carried at amortized cost. As of May 5, 2007, the maturities for all held-to-maturity securities were less than one year. As of May 5, 2007, April 29, 2006, and February 3, 2007, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses.

Note 5 – Discontinued Operations.
Payless Domestic
As part of its restructuring efforts in 2004, the Company closed all of its Parade stores and certain underperforming Payless stores. In accordance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the results of operations for the thirteen weeks ended May 5, 2007, and April 29, 2006, for Parade and 26 closed Payless stores are classified as discontinued operations within the Payless Domestic segment. The following is a summary of these results:

	13 Weeks Ended
(dollars in millions)	May 5, 2007	April 29, 2006

Net sales	$—	$—
Loss from discontinued operations before income taxes	(0.2)	(0.6)
Benefit for income taxes	(0.1)	(0.2)

Loss from discontinued operations, net of income taxes	$(0.1)	$(0.4)

Additionally, the condensed consolidated balance sheets include the assets of Parade and the 26 Payless closed stores presented as discontinued operations. As of May 5, 2007, April 29, 2006, and February 3, 2007 the current and non-current assets and liabilities of discontinued operations within the Payless Domestic segment were as follows:

	May 5,	April 29,	February 3,
(dollars in millions)	2007	2006	2007

Assets
Current assets:
Current deferred income taxes	$0.8	$1.1	$0.8
Other current assets	0.2	0.2	0.2

Total current assets of discontinued operations	$1.0	$1.3	$1.0

Liabilities
Current liabilities:
Accrued expenses	$2.1	$2.8	$2.1

Total current liabilities of discontinued operations	$2.1	$2.8	$2.1

Payless International
During 2006, the Company exited its retail operations in Japan, and closed its one store location. In accordance with SFAS 144, the results of operations and the balance sheet information for the retail operations in Japan are classified as discontinued operations. As of May 5, 2007, the Company is substantially complete with the exit process. The following is a summary of Japan results and balance sheets of which all activity and balances are components of the Payless International segment:

	13 Weeks Ended
(dollars in millions)	May 5, 2007	April 29, 2006

Net sales	$—	$0.3
Loss from discontinued operations before income taxes and minority interest	—	(0.7)
Minority interest	—	0.3

Loss from discontinued operations, net of income taxes and minority interest	$—	$(0.4)

	May 5,	April 29,	February 3,
(dollars in millions)	2007	2006	2007

Assets
Current assets:
Cash and cash equivalents	$0.1	$2.9	$0.1
Inventories	—	0.3	—
Other current assets	—	0.4	—

Total current assets of discontinued operations	$0.1	$3.6	$0.1

Noncurrent assets:
Property and equipment, net	—	0.9	—
Other assets	—	0.4	—

Total noncurrent assets of discontinued operations	—	1.3	—

Total assets of discontinued operations	$0.1	$4.9	$0.1

Liabilities
Current liabilities:
Accounts payable	$—	$0.2	$—
Accrued expenses	—	0.4	—

Total current liabilities of discontinued operations	$—	$0.6	$—

Note 6 – Inventories.
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $24.8 million, $24.3 million and $29.5 million are included in inventories in the condensed consolidated balance sheets at May 5, 2007, April 29, 2006, and February 3, 2007, respectively.
Note 7 – Intangible Assets.
The following is a summary of the Company’s intangible assets:

	May 5,	April 29,	February 3,
(dollars in millions)	2007	2006	2007

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$66.1	$74.5	$67.2
Less: accumulated amortization	(54.1)	(57.5)	(54.4)

Carrying amount, end of period	12.0	17.0	12.8

Trademarks:
Gross carrying amount	7.1	—	—
Less: accumulated amortization	(0.1)	—	—

Carrying amount, end of period	7.0	—	—

Other Intangible Assets:
Gross carrying amount	9.5	—	0.1
Less: accumulated amortization	(0.1)	—	—

Carrying amount, end of period	9.4	—	0.1

Total carrying amount of intangible assets subject to amortization	28.4	17.0	12.9

Indefinite-lived trademarks	67.5	1.2	26.7

Total intangible assets	$95.9	$18.2	$39.6

The estimated useful life for each class of intangible assets is as follows:

Favorable lease rights	A weighted-average period of 14 years. Favorable lease rights are amortized over the term of the underlying lease, including renewal options in instances where failure to exercise renewals would result in an economic penalty.
Trademarks	5 to 10 years
Other intangible assets	2 to 8 years
Intangible assets subject to amortization are amortized using the straight-line method. Amortization expense on intangible assets was $0.9 million and $0.8 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.
The Company expects amortization expense for the next five years to be as follows (in millions):

Year	Amount

Remainder of 2007	$4.4
2008	4.6
2009	4.2
2010	3.3
2011	3.0
Note 8 – Long-Term Debt.
The Company maintains a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. In April 2006, the Company entered into its First Amendment to the Facility. Among other things, the amendment extends the term of the Facility until January 15, 2011, allows the Company to increase the maximum borrowing amount up to $250 million from $200 million prior to expiration of the Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0% to 1.5%, or the base rate as defined in the agreement governing the Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at May 5, 2007, was 6.36%. No amounts were drawn on the Facility as of May 5, 2007. Based on the Company’s current borrowing base, the Company may borrow up to $156.8 million under its Facility, less $25.8 million in outstanding letters of credit as of May 5, 2007.
In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of May 5, 2007, the Company was in compliance with all covenants. As of May 5, 2007, the fair value of the Notes was $210.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

Note 9 – Pension Plan.
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
Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually for reasonableness. The components of net periodic benefit costs for the plan were:

	13 Weeks Ended
	May 5,	April 29,
(dollars in millions)	2007	2006

Components of pension expense:
Service cost	$0.2	$0.2
Interest cost	0.5	0.4
Amortization of prior service cost	0.1	0.1
Amortization of actuarial loss	0.1	—

Total	$0.9	$0.7

Note 10 – Share-Based Compensation.
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SAR’s”) and cash-settled stock appreciation rights (“cash-settled SAR’s”), as well as full value vehicles consisting of nonvested shares and phantom stock units.
Stock-settled SAR’s
During the first quarter of 2007, the Company granted 677,794 stock-settled SAR’s under the 2006 Stock Incentive Plan, of which 458,069 will vest in installments over three years and 219,725 will cliff vest after three years. These grants are not subject to any performance vesting conditions.
Upon exercise of a stock-settled SAR, employees will receive a number of shares of common stock with a value equal to the appreciation in the fair market value of the underlying common stock from the grant date to the exercise date of the SAR. All of the stock-settled SAR’s issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the SAR. As a result of the appreciation cap, a maximum of 2/3 of a share of common stock may be issued for each stock-settled SAR granted.
Nonvested Shares
During the first quarter of 2007, the Company granted 120,730 nonvested shares to certain associates under the 2006 Stock Incentive Plan. In addition to a service condition, the nonvested shares are subject to a performance condition for vesting purposes (the “performance grant”). The performance grant vests only if the performance condition is met. If the condition is satisfied, the performance grant will vest in thirds on May 31, 2008, 2009 and 2010, respectively. As of May 5, 2007, the Company has assessed the likelihood that the performance conditions will be met and has recorded the related expense based on the estimated outcome.
Cash-settled SAR’s
During the first quarter of 2007, the Company issued 36,525 cash-settled SAR’s under the Stock Appreciation and Phantom Stock Unit Plan of Payless ShoeSource, Inc. and its Subsidiaries for International Employees, of which 22,525 will vest in installments over three years and 14,000 will cliff vest after three years. These grants are not subject to any performance vesting conditions.
Fair Value
Compensation expense for appreciation vehicles is based on the fair market value as of the grant date. For nonvested share grants, compensation expense is based upon the grant date fair value (i.e. – the average of the high and low trading prices of the Company’s stock on the grant date.) The company used a binomial model to determine the fair value of share-based awards.

The fair value of stock-settled SAR’s granted were calculated using the following assumptions:

13 Weeks Ended
May 5, 2007

Risk-free interest rate	4.5%
Expected dividend yield	—%
Expected appreciation vehicle life (in years)	6
Weighted-average expected volatility	38%
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
Compensation Expense
Total share-based compensation expense of $3.1 million before tax has been included in the Company’s Condensed Consolidated Statement of Earnings for the thirteen weeks ended May 5, 2007. Included in this amount is $0.4 million of expense that was recognized as a result of the grants made in the first quarter of 2007. No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended
(dollars in millions, except per share amounts)	May 5, 2007	April 29, 2006

Cost of sales	$0.9	$0.7
Selling, general and administrative expenses	2.2	2.1

Share-based compensation expense before income taxes	3.1	2.8
Tax benefit	(1.2)	(1.0)

Share-based compensation expense after income taxes	$1.9	$1.8

Effect on:
Basic earnings per share	$0.03	$0.03
Diluted earnings per share	$0.03	$0.03
As of May 5, 2007, the Company had unrecognized compensation expense related to nonvested awards of approximately $25.7 million, which is expected to be recognized over a weighted average period of 1.8 years.
Note 11 – Income Taxes.
The Company’s effective income tax rate on continuing operations was 32.0% during the thirteen-weeks ended May 5, 2007, compared to 34.5% during the thirteen weeks ended April 29, 2006. The favorable difference in the overall effective tax rate for 2007 compared to 2006 is due to the reinstatement of certain federal employment credits during the fourth quarter of 2006, which were not in effect during the first quarter of 2006, as well as marginal benefit in the foreign tax rate differential for 2007 relative to 2006. In total for fiscal 2007, the effective income tax rate is expected to be approximately 33%, exclusive of any discrete events.
The Company adopted the provisions of FASB interpretation No 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on February 4, 2007. In accordance with the recognition standards established by FIN 48, the Company performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates. As a result of the Company’s review, the Company adjusted the carrying amount of the liability for unrecognized tax benefits resulting in a reduction to retained earnings of $11.1 million. Upon adoption, the Company also recorded an increase to deferred tax assets of $4.2 million, an increase to other liabilities of $34.2 million, a reduction to accrued expenses of $18.0 million, and a reduction to minority interest of $0.9 million.
The Company’s liability for unrecognized tax benefits, including interest and penalties, is $34.8 million and $39.6 million as of February 4, 2007 and May 5, 2007, respectively. The portions of these balances which will favorably impact the effective tax rate if recognized is $30.6 million and $34.8 million, respectively.

Interest and penalties related to unrecognized tax benefits are included in income tax expense in the condensed consolidated statement of earnings. The amount of accrued interest and penalties is $5.1 million and $5.4 million as of February 4, 2007 and May 5, 2007, respectively.
Liabilities for unrecognized tax benefits are included in other liabilities, except for $0.6 million and $0.3 million, which are included in accrued expenses as of February 4, 2007 and May 5, 2007, respectively.
The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through 2004. With limited exception, the Company is no longer subject to audits of our state and foreign income tax returns for years prior to 2001.
The Company has various state and foreign income tax returns in the process of examination or administrative appeal. To the extent that these matters conclude, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease. However, the Company does not currently expect resolution of these matters to result in significant changes during the next twelve months.
Note 12 – Comprehensive Income.
The following table shows the computation of comprehensive income:

	13 Weeks Ended
(dollars in millions)	May 5, 2007	April 29, 2006

Net earnings	$38.9	$36.0
Foreign currency translation adjustments	5.2	1.5

Total comprehensive income	$44.1	$37.5

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.
Note 13 – Earnings Per Share.
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled SAR’s and nonvested shares. Diluted earnings per share has been computed as follows:

	13 Weeks Ended
(dollars in millions, except per share amounts; shares in thousands)	May 5, 2007	April 29, 2006

Net earnings from continuing operations	$39.0	$36.8

Weighted average shares outstanding — basic	64,724	66,594
Net effect of dilutive stock options	999	890
Net effect of dilutive SAR’s	110	—
Dilutive shares due to nonvested shares	168	97

Weighted average shares outstanding — diluted	66,001	67,581

Diluted earnings per share from continuing operations	$0.59	$0.54
The Company uses the treasury stock method for calculating the dilutive effect of employee stock options, stock-settled SAR’s and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and stock-settled SAR’s and the vesting of nonvested shares. The Company excluded approximately 5,000 stock-settled SAR’s from the calculation of diluted earnings per share for the thirteen weeks ended May 5, 2007, and approximately 1.0 million stock options and stock-settled SAR’s from the calculation of diluted earnings per share for the thirteen weeks ended April 29, 2006, respectively, because to include them would be antidilutive.

Note 14 – Segment Reporting.
The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Payless Domestic and Payless International. These segments have been determined based on internal management reporting and management responsibilities. The Payless Domestic segment includes retail operations in the United States, Guam and Saipan, sourcing operations and brand licensing and development operations. The Payless International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands. The Company’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $6.6 million and $6.1 million during the first quarters of 2007 and 2006, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

	Payless	Payless	Payless
(dollars in millions)	Domestic	International	Consolidated

13 weeks ended May 5, 2007
Revenues from external customers	$637.3	$91.3	$728.6
Operating profit from continuing operations	53.1	5.7	58.8
Total assets	1,219.5	213.2	1,432.7

13 weeks ended April 29, 2006
Revenues from external customers	$613.1	$81.4	$694.5
Operating profit from continuing operations	52.1	4.6	56.7
Total assets	1,169.9	164.5	1,334.4
As of February 3, 2007, total assets in the Payless Domestic and Payless International segments were $1,232.4 million and $195.0 million, respectively. Total assets for the Payless Domestic segment include $40.1 million in goodwill as of May 5, 2007 and $5.9 million in goodwill as of April 29, 2006, and February 3, 2007, respectively.
Note 15 – Commitments and Contingencies.
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
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company believes it has meritorious defenses to claims asserted in the lawsuit and has filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On May 9, 2007, the District Court vacated the previously scheduled trial date and established a briefing schedule for deposition motions with oral arguments to be held on August 14, 2007. No definitive trial date has been set.

An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on The Company’s financial position and results of operations.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International LLC (“Collective”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge entered an order granting summary judgment of non-infringement of one design patent in favor of Collective and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe on a separate utility patent, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the commission. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and has filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position and results of operations.
Note 16 – Impact of Recently Issued Accounting Standards.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.
Note 17 – Related Party Transactions.
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners.
Total deposits and borrowings in these financial institutions were as follows:

	May 5,	April 29,	February 3,
(dollars in millions)	2007	2006	2007

Deposits	$3.7	$6.8	$7.9
Borrowings	4.0	5.1	4.0
Total interest expense was as follows:

	13 Weeks Ended
	May 5,	April 29,
(dollars in millions)	2007	2006

Interest expense	$0.1	$0.1

Note 18 – Subsequent Events.
On May 22, 2007, the Company announced that it had entered into an agreement and plan of merger (the “Merger Agreement”) with The Stride Rite Corporation (“Stride Rite”). Under the terms of the Merger Agreement, upon closing, each outstanding share of common stock, par value $0.25 per share, of Stride Rite, will be cancelled and converted into the right to receive $20.50 in cash, representing an aggregate consideration of approximately $800 million. According to its Annual Report on Form 10-K for the fiscal year ended December 1, 2006 filed with the SEC on February 13, 2007, Stride Rite had revenues of approximately $700 million for the year ended December 1, 2006. The Stride Rite acquisition is expected to close during the Company’s third fiscal quarter of 2007. The consummation of the merger is subject to customary closing conditions and regulatory approvals, including, but not limited to: (i) approval by the shareholders of Stride Rite, (ii) expiration or early termination of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) that no court order or other legal restraint shall be in effect which restrains or enjoins the consummation of the merger and (iv) that, subject to certain exceptions, there has been no change, event or effect that has a material adverse effect on the business, operations, assets, liabilities, properties, results of operations, or financial condition of Stride Rite and its subsidiaries, taken as a whole, since the execution of the Merger Agreement.
Concurrent with the closing of the transaction and subject to stockholder approval, the Company intends to rename itself Collective Brands, Inc.
The Company has obtained commitments for (a) the funding of up to $750 million in term loan debt to partially finance the cash merger consideration for the Stride Rite acquisition, and (b) an increase to $350 million in the size of the Company’s existing undrawn $200 million revolving credit facility. In addition to the term loan proceeds, the Company intends to utilize a portion of its existing cash and cash equivalents to fund the remaining portion of the cash merger consideration. Both the term loan and the revolving credit facility will be guaranteed by all of the direct and indirect wholly owned domestic subsidiaries of the Company (including Stride Rite and its domestic wholly owned subsidiaries) and secured by substantially all assets of the Company and the guarantors. The Company anticipates that the revolving credit facility will be undrawn as of the closing of the acquisition and thereafter will be available as needed for general corporate purposes.
Note 19 – Subsidiary Guarantors of Senior Notes – Condensed Consolidating Financial Information.
The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Payless ShoeSource, Inc. and subsidiaries for the thirteen week period ended May 5, 2007, and April 29, 2006, condensed balanced sheets as of May 5, 2007, April 29, 2006, and February 3, 2007, and the condensed statements of cash flows for the thirteen week period ended May 5, 2007, and April 29, 2006. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
The Non-guarantor Subsidiaries are made up of the Company’s operations in the Central and South American Regions, Canada, Saipan and Puerto Rico and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. The operations in the Central and South American Regions use a December 31 year-end. Operations in the Central and South American Regions are included in the Company’s results on a one-month lag relative to results from other regions. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
Under the indenture governing the Notes, the Company’s subsidiaries in Singapore and Japan are designated as unrestricted subsidiaries. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended May 5, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$667.2	$233.6	$(172.2)	$728.6
Cost of sales	—	438.9	190.2	(169.4)	459.7

Gross margin	—	228.3	43.4	(2.8)	268.9
Selling, general and administrative expenses	1.1	182.1	29.5	(2.8)	209.9
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(1.1)	46.0	13.9	—	58.8
Interest expense	9.5	0.2	0.3	(5.2)	4.8
Interest income	—	(8.8)	(1.1)	5.2	(4.7)
Equity in earnings of subsidiaries	(45.7)	(11.8)	—	57.5	—

Earnings from continuing operations before income taxes and minority interest	35.1	66.4	14.7	(57.5)	58.7
(Benefit) provision for income taxes	(3.8)	20.6	2.0	—	18.8

Earnings from continuing operations before minority interest	38.9	45.8	12.7	(57.5)	39.9
Minority interest, net of income taxes	—	—	(0.9)	—	(0.9)

Net earnings from continuing operations	38.9	45.8	11.8	(57.5)	39.0
Loss from discontinued operations, net of income taxes and minority interest	—	(0.1)	—	—	(0.1)

Net earnings	$38.9	$45.7	$11.8	$(57.5)	$38.9

	13 Weeks Ended April 29, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$642.3	$203.2	$(151.0)	$694.5
Cost of sales	—	418.0	168.2	(147.5)	438.7

Gross margin	—	224.3	35.0	(3.5)	255.8
Selling, general and administrative expenses	1.1	176.8	24.7	(3.5)	199.1

Operating (loss) profit from continuing operations	(1.1)	47.5	10.3	—	56.7
Interest expense	8.9	0.6	—	(4.6)	4.9
Interest income	—	(8.9)	(0.5)	4.6	(4.8)
Equity in earnings of subsidiaries	(42.4)	(7.1)	—	49.5	—

Earnings from continuing operations before income taxes and minority interest	32.4	62.9	10.8	(49.5)	56.6
(Benefit) provision for income taxes	(3.6)	20.1	3.0	—	19.5

Earnings from continuing operations before minority interest	36.0	42.8	7.8	(49.5)	37.1
Minority interest, net of income taxes	—	—	(0.3)	—	(0.3)

Net earnings from continuing operations	36.0	42.8	7.5	(49.5)	36.8
Loss from discontinued operations, net of income taxes and minority interest	—	(0.4)	(0.4)	—	(0.8)

Net earnings	$36.0	$42.4	$7.1	$(49.5)	$36.0

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of May 5, 2007
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$180.6	$140.8	$—	$321.4
Short-term investments	—	6.1	—	—	6.1
Restricted cash	—	—	2.0	—	2.0
Inventories	—	311.0	77.9	(7.2)	381.7
Current deferred income taxes	—	13.8	2.4	—	16.2
Prepaid expenses	0.6	37.1	6.5	—	44.2
Other current assets	46.1	250.1	66.9	(343.9)	19.2
Current assets of discontinued operations	—	1.0	0.1	—	1.1

Total current assets	46.7	799.7	296.6	(351.1)	791.9

Property and Equipment:
Land	—	6.5	—	—	6.5
Property, buildings and equipment	—	1,129.5	155.3	—	1,284.8
Accumulated depreciation and amortization	—	(753.2)	(95.4)	—	(848.6)

Property and equipment, net	—	382.8	59.9	—	442.7

Intangible assets, net	—	86.9	9.0	—	95.9
Deferred income taxes	—	37.6	6.3	—	43.9
Goodwill	—	34.7	5.4	—	40.1
Other assets	1,355.3	500.1	1.4	(1,838.6)	18.2

Total Assets	$1,402.0	$1,841.8	$378.6	$(2,189.7)	$1,432.7

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	116.3	66.7	(25.5)	157.5
Accrued expenses	193.8	224.1	63.7	(325.6)	156.0
Current liabilities of discontinued operations	—	2.1	—	—	2.1

Total current liabilities	193.8	342.8	132.4	(351.1)	317.9

Long-term debt	480.7	—	14.1	(293.1)	201.7
Other liabilities	2.3	153.4	19.6	—	175.3
Minority interest	—	—	12.6	—	12.6
Commitments and contingencies
Total shareowners’ equity	725.2	1,345.6	199.9	(1,545.5)	725.2

Total Liabilities and Shareowners’ Equity	$1,402.0	$1,841.8	$378.6	$(2,189.7)	$1,432.7

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of April 29, 2006
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$264.2	$68.8	$—	$333.0
Short-term investments	—	74.4	0.7	—	75.1
Restricted cash	—	—	2.0	—	2.0
Inventories	—	314.4	70.9	(7.6)	377.7
Current deferred income taxes	—	19.1	0.2	—	19.3
Prepaid expenses	0.6	35.2	5.3	—	41.1
Other current assets	31.7	47.3	41.2	(102.1)	18.1
Current assets of discontinued operations	—	1.3	3.6	—	4.9

Total current assets	32.3	755.9	192.7	(109.7)	871.2

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,057.1	144.7	—	1,201.8
Accumulated depreciation and amortization	—	(738.7)	(83.2)	—	(821.9)

Property and equipment, net	—	326.1	61.5	—	387.6

Intangible assets, net	—	18.2	—	—	18.2
Deferred income taxes	—	19.8	9.1	—	28.9
Goodwill	—	5.9	—	—	5.9
Other assets	1,202.4	410.8	1.3	(1,593.2)	21.3
Noncurrent assets of discontinued operations	—	—	1.3	—	1.3

Total Assets	$1,234.7	$1,536.7	$265.9	$(1,702.9)	$1,334.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	161.1	78.6	(64.5)	175.2
Accrued expenses	84.2	106.0	15.4	(45.2)	160.4
Current liabilities of discontinued operations	—	2.8	0.6	—	3.4

Total current liabilities	84.2	270.3	96.6	(109.7)	341.4

Long-term debt	480.5	0.5	5.1	(283.2)	202.9
Other liabilities	1.9	95.7	13.4	—	111.0
Minority interest	—	—	11.0	—	11.0
Commitments and contingencies
Total shareowners’ equity	668.1	1,170.2	139.8	(1,310.0)	668.1

Total Liabilities and Shareowners’ Equity	$1,234.7	$1,536.7	$265.9	$(1,702.9)	$1,334.4

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of February 3, 2007
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$239.4	$132.0	$—	$371.4
Short-term investments	—	90.0	—	—	90.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	282.8	83.5	(4.4)	361.9
Current deferred income taxes	—	13.2	2.4	—	15.6
Prepaid expenses	0.6	40.2	5.7	—	46.5
Other current assets	42.3	15.3	57.9	(97.4)	18.1
Current assets of discontinued operations	—	1.0	0.1	—	1.1

Total current assets	42.9	681.9	283.6	(101.8)	906.6

Property and Equipment:
Land	—	6.6	—	—	6.6
Property, buildings and equipment	—	1,096.7	148.4	—	1,245.1
Accumulated depreciation and amortization	—	(741.4)	(89.1)	—	(830.5)

Property and equipment, net	—	361.9	59.3	—	421.2

Intangible assets, net	—	39.6	—	—	39.6
Deferred income taxes	—	31.3	6.4	—	37.7
Goodwill	—	5.9	—	—	5.9
Other assets	1,315.4	460.2	1.3	(1,760.5)	16.4

Total Assets	$1,358.3	$1,580.8	$350.6	$(1,862.3)	$1,427.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	146.6	59.5	(20.5)	185.6
Accrued expenses	175.4	32.3	63.8	(81.3)	190.2
Current liabilities of discontinued operations	—	2.1	—	—	2.1

Total current liabilities	175.4	181.4	125.3	(101.8)	380.3

Long-term debt	480.7	0.1	4.0	(283.1)	201.7
Other liabilities	2.1	115.2	15.3	—	132.6
Minority interest	—	—	12.7	—	12.7
Commitments and contingencies
Total shareowners’ equity	700.1	1,284.1	193.3	(1,477.4)	700.1

Total Liabilities and Shareowners’ Equity	$1,358.3	$1,580.8	$350.6	$(1,862.3)	$1,427.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended May 5, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$38.9	$45.7	$11.8	$(57.5)	$38.9
Loss from discontinued operations, net of income taxes and minority interest	—	0.1	—	—	0.1
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	2.5	0.1	—	2.6
Depreciation and amortization	—	20.7	3.6	—	24.3
Amortization of deferred financing costs	0.2	—	—	—	0.2
Share-based compensation expense	—	3.0	0.1	—	3.1
Deferred income taxes	—	(2.7)	1.4	—	(1.3)
Minority interest, net of income taxes	—	—	0.9	—	0.9
Accretion of investments	—	(0.5)	—	—	(0.5)
Changes in working capital:
Inventories	—	(28.2)	6.8	2.8	(18.6)
Prepaid expenses and other current assets	(3.8)	(17.8)	(8.6)	37.6	7.4
Accounts payable	—	(29.4)	7.0	(5.0)	(27.4)
Accrued expenses	18.4	2.6	0.2	(35.4)	(14.2)
Other assets and liabilities, net	(41.6)	4.0	(14.0)	57.5	5.9
Net cash used in discontinued operations	—	(0.1)	—	—	(0.1)

Cash flow provided by (used in) operating activities	12.1	(0.1)	9.3	—	21.3

Investing Activities:
Capital expenditures	—	(52.8)	(2.9)	—	(55.7)
Proceeds from sale of property and equipment	—	0.1	—	—	0.1
Acquisition of business, net of cash acquired	—	(91.5)	—	—	(91.5)
Purchases of investments	—	(6.1)	—	—	(6.1)
Sales and maturities of investments	—	90.5	—	—	90.5

Cash flow used in investing activities	—	(59.8)	(2.9)	—	(62.7)

Financing Activities:
Issuance of debt	—	—	—	—	—
Repayment of debt	—	(0.1)	—	—	(0.1)
Issuances of common stock	3.2	—	—	—	3.2
Purchases of common stock	(15.3)	—	—	—	(15.3)
Excess tax benefits from share-based compensation	—	1.2	—	—	1.2

Cash flow (used in) provided by financing activities	(12.1)	1.1	—	—	(11.0)

Effect of exchange rate changes on cash	—	—	2.4	—	2.4

(Decrease)/increase in cash and cash equivalents	—	(58.8)	8.8	—	(50.0)
Cash and cash equivalents, beginning of year	—	239.4	132.0	—	371.4

Cash and cash equivalents, end of quarter	$—	$180.6	$140.8	$—	$321.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended April 29, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$36.0	$42.4	$7.1	$(49.5)	$36.0
Loss from discontinued operations, net of income taxes and minority interest	—	0.4	0.4	—	0.8
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	1.6	0.1	—	1.7
Depreciation and amortization	—	19.6	3.0	—	22.6
Amortization of deferred financing costs	0.3	—	—	—	0.3
Share-based compensation expense	0.5	2.0	0.3	—	2.8
Deferred income taxes	—	(1.1)	1.5	—	0.4
Minority interest, net of income taxes	—	—	0.3	—	0.3
Income tax benefit from share-based compensation	0.4	—	—	—	0.4
Accretion of investments	—	(0.7)	—	—	(0.7)
Changes in working capital:
Inventories	—	(43.1)	(6.5)	5.0	(44.6)
Prepaid expenses and other current assets	(3.6)	(0.8)	(15.0)	18.8	(0.6)
Accounts payable	—	1.9	12.5	(7.7)	6.7
Accrued expenses	32.7	(23.4)	1.2	(16.1)	(5.6)
Other assets and liabilities, net	(42.1)	(7.9)	0.3	49.5	(0.2)
Net cash used in discontinued operations	—	(0.7)	(2.9)	—	(3.6)

Cash flow provided by (used in) operating activities	24.2	(9.8)	2.3	—	16.7

Investing Activities:
Capital expenditures	—	(20.9)	(2.1)	—	(23.0)
Proceeds from sale of property and equipment	—	1.0	—	—	1.0
Purchases of investments	—	(74.1)	(0.7)	—	(74.8)
Sales and maturities of investments	—	58.9	0.5	—	59.4
Investment in subsidiaries	—	(1.5)	—	1.5	—

Cash flow used in investing activities	—	(36.6)	(2.3)	1.5	(37.4)

Financing Activities:
Repayment of debt	—	(0.1)	(1.3)	—	(1.4)
Payment of deferred financing costs	—	0.2	—	—	0.2
Issuances of common stock	2.4	—	—	—	2.4
Purchases of common stock	(26.6)	—	—	—	(26.6)
Distributions to minority owners	—	—	(0.6)	—	(0.6)
Contributions by minority owners	—	—	1.0	—	1.0
Contributions by / distributions to parent	—	—	1.5	(1.5)	—

Cash flow (used in) provided by financing activities	(24.2)	0.1	0.6	(1.5)	(25.0)

Effect of exchange rate changes on cash	—	—	0.5	—	0.5

(Decrease)/increase in cash and cash equivalents	—	(46.3)	1.1	—	(45.2)
Cash and cash equivalents, beginning of year	—	310.5	67.7	—	378.2

Cash and cash equivalents, end of quarter	$—	$264.2	$68.8	$—	$333.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q.
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of our business include, but are not limited to, the following: changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; litigation including intellectual property and employment litigation; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2006 Annual Report on Form 10-K for the fiscal year ended February 3, 2007, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
We are the largest footwear specialty retailer based upon number of locations in the western hemisphere, with 4,564 retail stores in 15 countries and territories as of the thirteen weeks ended May 5, 2007 (“first quarter”). Our Payless ShoeSource retail stores in the United States, Canada, the Caribbean, Central America, and South America sell a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Our stores feature several designer and mainstream footwear brands including Abaete for Payless, Airwalk®, American Eagle™, Champion® and Spalding®. We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
Our strategy focuses on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations.
By offering on-trend targeted product, we successfully build a connection with our customers. We interpret fashion trends timely and translate this into on-trend product in our stores through an extensive due diligence process. Beginning about a year in advance, we review key fashion markets in Europe and the United States. We employ trend services and examine the industry’s ready-to-wear forecasts; then, we test product. By doing so, we gain valuable intelligence well in advance of the seasons’ arrival. We refine our ideas, commit to a product assortment, and display that assortment in our stores at about the same time as other fashion-conscious higher-priced competitors. Customers demand on-trend products, but have different definitions of what that means. So we inspire possibilities for the classic woman, the fashion woman, for juniors, and for children. Importantly, we believe customers can be on-trend at a great value. Customers will always find segmented pricing at Payless with good-better-best price points. Through elements of promotion and pricing tiers, we plan to maintain market share with budget-oriented shoppers while driving the opportunity to increase market share with expressive customers.
The next component of our strategy is brand marketing effectiveness, and the development of a “House of Brands” architecture in our overall Payless brand positioning. We are building, licensing and buying appropriate aspirational brands to cover our major customer segments. As we continue to increase the proportion of branded footwear in our assortment, we will have more pricing flexibility to increase the average selling price per unit. In the first quarter, in collaboration with Exeter Brands Group LLC, a wholly-owned subsidiary of Nike, Inc., we launched a new brand of performance athletic shoes called Tailwind®. This is an example of the “House of Brands” strategy that will continue to be implemented over a period of years.
Last year, we introduced two new store designs to improve our ability to showcase our merchandise, improve the in-store experience for our customers, and further support the Payless brand identity. The first design, known as “hot zone,” was the design for virtually all of our 2006 store openings. As of the end of the first quarter of 2007, we had 292 stores in this format. We anticipate about another 130 hot zones by year-end 2007. Fiscal 2006 also marked the launch of the new Payless Fashion LabTM concept. This store format allows customers to shop by style first rather than size. It also incorporates several improvements to the store environment such as lighting, gondolas and sight lines. As of the end of the first quarter of 2007, we had 13 fashion lab stores. We expect to open at least 10 more this year. Overall, we intend to remodel approximately 575 stores to some degree in 2007. This is a key part of our strategy, but we plan to approach investing in new store formats thoughtfully, before committing meaningful capital resources. We are also creating a great shopping experience through improved store operations execution. Our passionate and skilled store teams offer friendly helpful service. In the first quarter, we improved our conversion rate and average number of units per transaction versus the prior year period.
The last major component of our strategy is improving the efficiency of our operations. We are reviewing all of the significant operational elements of our business model; whether that entails achieving more cost effective sourcing, improving the efficiency of our supply chain and physical distribution network, or identifying productivity improvements within the four walls of our stores. Where we can realize appropriate returns on capital, we will move quickly but prudently to enhance our overall return on invested capital. An example of this strategy is our recently announced plan to shift to a dual-distribution center model. The new model will allow us to deliver more quickly on-trend, targeted product to our stores and customers. We plan to open our West Coast distribution center in California in the summer of 2007, as well as another distribution center in Ohio in the summer of 2008. Once both new distribution centers are operating satisfactorily, we plan to close our current distribution center in Topeka, Kansas.
Investing in our business will remain a top priority. These investments will take place on a variety of levels. We are increasing the total amount of capital investments driven mostly by supply chain. We will continue to invest in all elements of our business that impact the customer experience, while ensuring that an efficient supporting infrastructure is in place.
First Quarter Results
For the first quarter of 2007, total sales increased 4.9%, or $34.1 million, to $728.6 million as compared to the first quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, increased 5.0% in the first quarter of 2007. Gross margin was 36.9% of sales in the first quarter of 2007, versus 36.8% in the first quarter of 2006. The improvement in gross margin resulted primarily from higher initial mark-on relative to last year.
Our cash and cash equivalents balance at the end of the 2007 first quarter was $321.4 million, a decrease of $50.0 million from the end of 2006 and a decrease of $11.6 million from the 2006 first quarter. Our short-term investments balance at the end of the 2007 first quarter was $6.1 million, a decrease of $83.9 million from the end of 2006 and a decrease of $69.0 million from the 2006 first quarter. Total inventories at the end of the 2007 first quarter were $381.7 million, an increase of $4.0 million from the 2006 first quarter. Total inventory at cost per store increased by 1.8% compared to the same period last year. We believe that our inventory is well positioned, with a low level of aged merchandise.
Acquisitions
On March 30, 2007, we acquired 100% of the partnership interest of Collective International, LP (“Collective”) for $91.5 million, net of cash acquired of $1.1 million, including transaction costs and subject to a customary purchase price adjustment. We acquired Collective, a brand development and licensing company, to further develop our “House of Brands” strategy. Collective is expected to be neutral to net earnings for fiscal 2007.
For the preliminary purchase price allocation, see Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.
On May 22, 2007, we entered into an agreement and plan of merger (“Merger Agreement”) to acquire The Stride Rite Corporation (“Stride Rite”). Under the terms of the agreement, upon closing, each outstanding share of common stock, par value $0.25 per share, of Stride Rite, will be cancelled and converted into the right to receive $20.50 in cash, representing an aggregate consideration of approximately $800 million. The consummation of the merger is subject to customary closing conditions and regulatory approvals, including, but not limited to: (i) approval by the shareholders of Stride Rite, (ii) expiration or early termination of the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) that no court order or other legal restraint shall be in effect which restrains or enjoins the consummation of the merger and (iv) that, subject to certain exceptions, there has been no change, event or effect that has a material adverse effect on the business, operations, assets, liabilities, properties, results of operations, or financial condition of Stride Rite and its subsidiaries, taken as a whole, since the execution of the Merger Agreement. For additional information on the acquisition of Stride Rite, see Note 18, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.
Concurrent with the closing of this transaction and subject to stockholder approval, Payless ShoeSource intends to rename itself Collective Brands, Inc. and, as a holding company, will operate three standalone business units – Payless ShoeSource, Stride Rite, and Collective Licensing.
These three standalone business units will have distinct missions in terms of their product offering, distribution channels, and target customer base:
•	Payless ShoeSource — focusing on democratizing fashion and design in footwear and accessories through the Payless retail store chain;

•	Stride Rite — centering on lifestyle-branded footwear and high quality children’s footwear sold primarily through wholesaling arrangements and more than 300 Stride Rite store locations; and,

•	Collective Licensing International — specializing in brand management and global licensing of its expanding portfolio of youth lifestyle and high quality fashion athletic brands.
New Accounting Standards
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No. 159 will have on our consolidated financial statements.
Review Of Operations
The following discussion summarizes the significant factors affecting operating results for the first quarter ended May 5, 2007 (“2007”) compared to April 29, 2006 (“2006”).
Net Earnings
We recorded net earnings of $38.9 million in the first quarter of 2007 compared with net earnings of $36.0 million in the first quarter of 2006.

The following table presents the components of costs and expenses, as a percent of net sales, for the first quarter of 2007 and 2006.

	First Quarter
	2007	2006

Net sales	100.0%	100.0%
Cost of sales	63.1	63.2

Gross margin	36.9	36.8
Selling, general and administrative expense	28.8	28.7

Operating profit from continuing operations	8.1	8.1
Interest (income) expense, net	0.1	—

Earnings from continuing operations before income taxes and minority interest	8.0	8.1
Effective income tax rate*	32.0	34.5

Earnings from continuing operations before minority interest	5.5	5.3
Minority interest	(0.1)	—

Earnings from continuing operations	5.4	5.3
Loss from discontinued operations, net of income taxes and minority interest	(0.1)	(0.1)

Net earnings	5.3%	5.2%

* Percent of pre-tax earnings
Net Sales
Net sales, recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the first quarter of 2007 and 2006 exclude all stores in Japan and the South American and Central American Regions.
Sales percent increases (decreases) are as follows:

	First Quarter
	2007	2006

Net sales	4.9%	(0.1)%
Same-store sales	5.0	0.4
Average selling price per unit	2.1	13.2
Unit volume	3.0	(11.8)
Footwear average selling price per unit	2.2	11.2
Footwear unit volume	3.3	(8.6)
Non-footwear average selling price per unit	(0.2)	7.0
Non-footwear unit volume	2.2	(23.0)
Net sales for the 2007 first quarter totaled $728.6 million compared with $694.5 million in the 2006 first quarter. Same-store sales increased in the first quarter of 2007 from 2006, primarily due to positive performance in women’s casual and athletics, partially offset by underperformance in sandals.
Cost of Sales
Cost of sales includes cost of merchandise sold and our buying, occupancy, warehousing and product movement costs. Cost of sales was $459.7 million in the 2007 first quarter, up 4.8% from $438.7 million in the 2006 first quarter.
As a percentage of net sales, cost of sales was 63.1% in the first quarter of 2007, compared with 63.2% in the first quarter of 2006. The decrease in cost of sales as a percentage of net sales was due primarily to higher initial mark-on relative to last year, partially offset by $6.1 million (pre-tax) of costs related to our distribution center initiative. Of the $6.1 million pre-tax costs, $4.8 million represents exit costs associated with the closing of the Topeka distribution center and $1.3 million relates to start-up expenses associated with our Redlands, California distribution center.
Total exit costs related to the closing of the Topeka distribution center are currently estimated to be approximately $14 million ($4.8 million of which has been incurred in the first quarter of 2007), consisting of approximately $4 million of non-cash accelerated depreciation expenses, approximately $8 million for employee severance expenses, and approximately $2 million related to other exit costs. The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed. Actual results could vary from these estimates.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $209.9 million in the first quarter of 2007, an increase of 5.4% from $199.1 million in the first quarter of 2006.
As a percentage of net sales, selling, general and administrative expenses were 28.8% during the first quarter of 2007 compared with 28.7% in the first quarter of 2006. The increase, as a percentage of net sales, primarily reflects the result of 0.4 percentage points of additional costs for advertising and a 0.1 percentage point increase in credit card fees, partially offset by a 0.5 percentage point reduction in payroll and related costs.
Interest (Income) Expense
Interest income and expense components were:

	First Quarter
(dollars in millions)	2007	2006

Interest expense	$4.8	$4.9
Interest income	(4.7)	(4.8)

Interest expense, net	$0.1	$0.1

Interest expense in the first quarter of 2007 decreased due primarily to a reduction in debt. Interest income in the first quarter of 2007 decreased due primarily to a decrease in average cash and cash equivalents and short-term investments balances. The net change in interest (income) expense was flat in the first quarter of 2007 compared with the first quarter of 2006.
Income Taxes
Our effective income tax rate on continuing operations was 32.0% during the first quarter of 2007 compared to 34.5% in the first quarter of 2006. The difference in the overall effective tax rate for 2007 compared to 2006 relates primarily to the reinstatement of certain federal employment credits during the fourth quarter of 2006, which were not in effect during the first quarter of 2006, as well as marginal benefit in the foreign tax rate differential for 2007 relative to 2006. In total for fiscal 2007, the effective income tax rate is expected to be approximately 33%, exclusive of any discreet events. For additional information regarding our income taxes, please see Note 11, Income Taxes, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Minority Interest, Net of Income Taxes
Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations.
Discontinued Operations
Discontinued operations include Parade and Japan retail operations. The loss from discontinued operations of $0.1 million, net of income taxes, during the first quarter of 2007 relates to lease termination costs associated with the exit from Parade. The loss from discontinued operations of $0.8 million, net of income taxes and minority interest, during the first quarter of 2006 relates to lease termination costs associated with the exit from Parade as well as Japan operating losses.
International Segment Operating Results
Our international segment includes retail operations in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands. The following table summarizes the operating results of the international segment:

	First Quarter
	2007	2006

Revenues from external customers	$91.3	$81.4
Operating profit from continuing operations	5.7	4.6
In general, gross margin percentages in our international segment exceed those in the domestic segment. Also, as a percent of revenue, our selling, general and administrative expenses in the international segment are lower than in the domestic segment primarily due to lower payroll-related expenses. Therefore, as a percentage of revenue, operating profits in our international segment exceed those in our domestic segment.
The increase in operating profit from continuing operations from the first quarter of 2006 to the first quarter of 2007 is primarily due to increased sales and improved gross margin percentages in Latin America.
Store Activity
As of May 5, 2007, we operated 4,564 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, and the Central and South American Regions. The following table presents the change in store count for the entire company for the first quarter 2007 and 2006. We consider a store relocation to be both a store opening and a store closing.

	First Quarter
	2007	2006

Beginning of period	4,572	4,605
Stores opened	15	52
Stores closed	(23)	(55)

Ending store count	4,564	4,602

As of May 5, 2007, we operated 154 stores in the Central America Region, 31 stores in the South America Region and 316 stores in Canada.
Liquidity and Capital Resources
We ended the first quarter of 2007 with a cash and cash equivalents balance of $321.4 million, a decrease of $11.6 million over the 2006 first quarter, and short-term investments of $6.1 million, a decrease of $69.0 million over the 2006 first quarter due to the acquisition of Collective. Internally generated cash flow from operations is expected to continue to be the most important component of our capital resources.
As of May 5, 2007, our foreign subsidiaries and joint ventures had $136.9 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings would be subject to U.S. federal and state income taxes, net of foreign tax credits.
We have received a joint commitment letter from two lenders to provide a senior secured term loan to fund up to $750 million for the Stride Rite acquisition. The term loan will bear interest based on the London Inter-bank Offered Rate (“LIBOR’) of one, two, three or six months, plus an applicable margin or the base rate as defined in the commitment letter. All of our direct and indirect wholly owned domestic subsidiaries will guarantee the term loan. We expect our leverage ratio to return to pre-acquisition levels within two to three years of the acquisition’s consummation.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $21.3 million in the first quarter of 2007, compared with $16.7 million for the same period in 2006. As a percentage of net sales, cash flow from operations was 2.9% in the first quarter of 2007, compared with 2.4% in the same period in 2006. The significant changes in cash flow during the 2007 first quarter as compared with the 2006 period relate to higher net earnings and net positive cash flow from working capital changes including inventories, prepaid expenses and other current assets.
Cash Flow Used in Investing Activities
In the 2007 first quarter, we acquired 100% of the partnership interest of Collective International, LP for $91.5 million, net of cash acquired, including transaction costs. Our capital expenditures totaled $55.7 million during the first quarter of 2007, compared with $23.0 million for the same period in 2006. Total capital expenditures for 2007 are expected to be approximately $160 million. We intend to use internal cash flow and available financing from our $200 million revolving credit agreement to finance all of these expenditures.

Cash Flow Used in Financing Activities
The Company has made the following common stock repurchases:

	First Quarter
	2007		2006
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Stock repurchase program	$15.2	454	$26.4	1,193
Employee stock purchase, deferred compensation and stock incentive plans	0.1	4	0.2	7

	$15.3	458	$26.6	1,200

Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $19.5 million of common stock. This limit may increase or decrease on a quarterly basis based upon our net earnings. As of May 5, 2007, we had approximately $274.1 million of remaining common stock repurchase authorization from our Board of Directors.
We maintain a $200 million senior secured revolving credit facility (the “Facility”). Funds borrowed under the Facility are secured by domestic merchandise inventory and receivables. In April 2006, we entered into our First Amendment to the Facility. Among other things, the amendment extends the term of the Facility until January 15, 2011, allows us to increase the maximum borrowing amount up to $250 million from $200 million prior to expiration of the Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0% to 1.5%, or the base rate as defined in the agreement governing the Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at May 5, 2007, was 6.36%. No amounts were drawn on the Facility as of May 5, 2007. Based on our current borrowing base, we may borrow up to $156.8 million under our Facility, less $25.8 million in outstanding letters of credit as of May 5, 2007.
In connection with the Stride Rite acquisition, we have received a joint commitment letter from two lenders to increase the size of our Facility to $350 million. This $350 million dollar Facility will bear interest based on the LIBOR floating rate plus a variable margin of 0.875% to 1.50% or the base rate as defined in the commitment letter.
In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of May 5, 2007, we were in compliance with all covenants. As of May 5, 2007, the fair value of the Notes was $210.0 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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

Financial Commitments
During the first quarter of 2007, we entered into a lease agreement related to our new Ohio distribution center. The lease, which is expected to commence in early 2008, has a base term of fifteen years. The following summarizes annual rent expense per year under the lease:

(dollars in millions)

Years 1-5	$2.5
Years 6-10	2.8
Years 11-15	3.0
On May 22, 2007, we entered into the “Merger Agreement” with Stride Rite. Under the terms of the Merger Agreement, upon closing, each outstanding share of common stock, par value $0.25 per share, of Stride Rite, will be cancelled and converted into the right to receive $20.50 in cash, representing an aggregate consideration of approximately $800 million. The Stride Rite acquisition, which is subject to customary closing conditions and regulatory approvals, as well as approval by the shareholders of Stride Rite, is expected to close during the third fiscal quarter of 2007. For additional information on the acquisition, see the discussion under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.
In conjunction with the adoption of FIN 48, our liability for unrecognized tax benefits, including interest and penalties, is $39.6 million as of May 5, 2007. Of this amount, we estimate that $0.3 million will be paid in less than one year. We are unable to make a reasonably reliable estimate of the amount and period of related future payments on the remaining balance.
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended February 3, 2007. With the exception of the new distribution center lease, the Stride Rite acquisition and the liability for unrecognized tax benefits, there have been no significant developments with respect to our contractual obligations since February 3, 2007.
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	May 5,	April 29,	February 3,
	2007	2006	2007

Current Ratio	2.5	2.6	2.4
Debt-capitalization Ratio*	22.0%	23.6%	22.6%

* Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 62.7%, 64.2% and 63.5% respectively, for the periods referred to above.
Critical Accounting Policies
In accordance with accounting for business combinations under SFAS No. 141 “Business Combinations,” we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.
We use all available information to estimate fair values. We typically engage outside appraisal firms to assist management in the fair value determination of identifiable intangible assets such as tradenames, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.
Our purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), which became effective for us beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our estimates of the tax benefit from uncertain tax positions may change in the future due to new developments in each matter.
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended February 3, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 1.0% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at May 5, 2007; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR.
Foreign Currency Risk
We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the three months ended May 5, 2007, and April 29, 2006, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
In the first quarter of 2007, approximately 94% of our footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of May 4, 2007, the last day of trading in our quarter, the exchange rate was 7.72 Yuan per U.S. dollar. The U.S. dollar continues to weaken and as of June 1, 2007, the exchange rate was 7.66 Yuan per U.S. dollar.
ITEM 4. CONTROLS AND PROCEDURES
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
As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
On or about December 20, 2001, a First Amended Complaint was filed against us in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. We believe we have meritorious defenses to claims asserted in the lawsuit and have filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. We requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, we filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On May 9, 2007, the District Court vacated the previously scheduled trial date and established a briefing schedule for deposition motions with oral arguments to be held on August 14, 2007. No definitive trial date has been set. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. Our wholly-owned subsidiary, Collective Licensing International LLC (“Collective”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge entered an order granting summary judgment of non-infringement of one design patent in favor of Collective and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe a separate utility patent, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the commission. We believe we have meritorious defenses to the claims asserted in the lawsuits and have filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made. However, the ultimate resolution of this matter could have a material adverse effect on our financial position and results of operations.

ITEM 1A. RISK FACTORS
There are risks associated with our acquisitions.
Any acquisitions or mergers by us will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the companies and the loss of key employees and customers as a result of changes in management.
In addition, geographic distances may make integration of acquired businesses more difficult. We may not be successful in overcoming these risks or any other problems encountered in connection with any acquisitions.
Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant asset impairment charges in the future. We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of acquired assets and liabilities. If our estimates or assumptions used to value acquired assets and liabilities are not accurate, we may be exposed to gains or losses that may be material.
There is no assurance that the acquisition of Stride Rite will be completed.
On May 22, 2007, we entered into the Merger Agreement. There is no assurance that the Merger Agreement and the merger will be approved by the shareholders of Stride Rite, and there is no assurance that the other conditions to the completion of the merger will be satisfied. While we expect to complete the acquisition during our third quarter of 2007, its consummation is subject to a number of conditions which must either be satisfied or, in certain cases, waived, including, but not limited to:
•	the merger must be approved by the shareholders of Stride Rite;

•	the waiting period applicable to the consummation of the merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 shall have been expired or earlier terminated;

•	no court order or other legal restraint shall be in effect which restrains or enjoins the consummation of the merger; and

•	subject to certain exceptions, no change, event or effect that has a material adverse effect on the business, operations, assets, liabilities, properties, results of operations, or financial condition of Stride Rite and its subsidiaries, taken as a whole, shall have occurred since the execution of the Merger Agreement.
We cannot assure you that all such conditions will be satisfied or waived on a timely basis or that, accordingly, the merger will be completed.
In addition, we or Stride Rite may terminate the Merger Agreement in certain circumstances related to the receipt of a takeover proposal from a third party. Under certain circumstances, Stride Rite may be required to pay us a termination fee of $23 million.
There are additional risks associated with the pending acquisition of Stride Rite.
In connection with the merger, we will be subject to several risks, including the following:
•	the current market price of our common stock may reflect a market assumption that the merger will occur, and failure to complete the merger could result in a decline in the market price of our common stock;

•	certain costs relating to the merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed; and

•	there may be substantial disruption to our business and distraction of our management and employees from day-to-day operations, because matters relating to the merger may require substantial commitments of their time and resources.
Other than the above, there have been no material changes in our risk factors from those disclosed in our 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 4, 2007, 7,360 shares were credited to Director’s accounts under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. Each director is permitted to defer receipt of a portion of their compensation including their annual restricted stock grant pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. Non-Management Directors also deferred an aggregate of 8,832 shares under the Deferred Compensation Plan for Non-Management Directors, which they would have otherwise been entitled to receive as part of their director fee. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transaction by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended May 5, 2007, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)

02/04/07 — 03/03/07	1	$35.05	—	$289.3
03/04/07 — 04/07/07	57	32.49	56	287.5
04/08/07 — 05/05/07	400	33.55	398	274.1

Total	458	$34.42	454	$274.1 (2)

(1)	Includes an aggregate of approximately four thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program. On March 6, 2007, we announced that on March 2, 2007, our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Stockholders of the Registrant was held on May 24, 2007.

(b)	At the Annual Meeting of Stockholders of the Registrant held on May 24, 2007, action was taken with respect to the election of three directors of the Registrant: 59,986,621 shares were voted for Daniel Boggan Jr. while authority was withheld with respect to 494,927 shares, 59,865,644 shares were voted for Michael A. Weiss while authority was withheld with respect to 615,904 shares, and 59,856,216 shares were voted for Robert C. Wheeler while authority was withheld with respect to 625,332 shares. Other directors whose term of office continued after the meeting include Howard Fricke, Matthew E. Rubel, Judith K. Hofer, Mylle B. Mangum, John F. McGovern, Robert F. Moran, and D. Scott Olivet. Mr. Michael E. Murphy retired at the end of his current term, which expired at the May 24, 2007 Annual Meeting of Stockholders.

(c)	Stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm: 60,098,950 votes in favor, 329,868 votes against and 52,730 votes abstaining; approved the amendments to and restatement of the 2006 Payless ShoeSource, Inc. Stock Incentive Plan with 44,864,856 votes in favor, 7,620,373 votes against and 119,091 votes abstaining, and approved the amendment to and restatement of the Payless ShoeSource, Inc. Incentive Compensation Plan with 58,835,228 votes in favor, 1,429,844 votes against and 132,421 votes abstaining.

ITEM 6. EXHIBITS
(a) Exhibits:

Number	Description
10.1	Employment Agreement with William E. May entered into as of April 23, 2007.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PAYLESS SHOESOURCE, INC.

Date: June 13, 2007	By:	/s/ Matthew E. Rubel

Matthew E. Rubel Chief Executive Officer and President (Principal Executive Officer)

Date: June 13, 2007	By:	/s/ Ullrich E. Porzig

Ullrich E. Porzig Senior Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)