Form 10-Q
period 2007-08-04
COLLECTIVE BRANDS, INC.
filed 2007-09-12
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-14770
COLLECTIVE BRANDS, INC.
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
Common Stock, $.01 par value
65,526,196 shares as of September 6, 2007

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 4, 2007
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
Net sales	$699.3	$706.1	$1,427.9	$1,400.6
Cost of sales	458.7	462.1	918.4	900.8

Gross margin	240.6	244.0	509.5	499.8
Selling, general and administrative expenses	201.0	193.5	410.9	392.6
Restructuring charges	0.1	0.3	0.3	0.3

Operating profit from continuing operations	39.5	50.2	98.3	106.9
Interest expense	4.8	4.5	9.6	9.4
Interest income	(4.0)	(5.2)	(8.7)	(10.0)

Earnings from continuing operations before income taxes and minority interest	38.7	50.9	97.4	107.5
Provision for income taxes	12.7	17.3	31.5	36.8

Earnings from continuing operations before minority interest	26.0	33.6	65.9	70.7
Minority interest, net of income taxes	(1.3)	(0.6)	(2.2)	(0.9)

Net earnings from continuing operations	24.7	33.0	63.7	69.8
Earnings (loss) from discontinued operations, net of income taxes and minority interest	0.2	(0.5)	0.1	(1.3)

Net earnings	$24.9	$32.5	$63.8	$68.5

Basic earnings per share:
Earnings from continuing operations	$0.38	$0.50	$0.98	$1.05
Earnings (loss) from discontinued operations	0.01	(0.01)	0.01	(0.02)

Basic earnings per share	$0.39	$0.49	$0.99	$1.03

Diluted earnings per share:
Earnings from continuing operations	$0.37	$0.49	$0.96	$1.03
Earnings (loss) from discontinued operations	0.01	(0.01)	0.01	(0.02)

Diluted earnings per share	$0.38	$0.48	$0.97	$1.01

Basic Weighted Average Shares Outstanding	64.5	66.5	64.6	66.5
Diluted Weighted Average Shares Outstanding	65.7	67.6	65.9	67.6
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	August 4,	July 29,	February 3,
	2007	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$327.4	$401.9	$371.4
Short-term investments	—	39.0	90.0
Restricted cash	2.0	2.0	2.0
Inventories	370.0	350.7	361.9
Current deferred income taxes	16.8	20.1	15.6
Prepaid expenses	46.5	44.1	46.5
Other current assets	24.9	20.5	18.1
Current assets of discontinued operations	0.8	3.4	1.1

Total current assets	788.4	881.7	906.6

Property and Equipment:
Land	5.7	7.7	6.6
Property, buildings and equipment	1,323.0	1,216.9	1,245.1
Accumulated depreciation and amortization	(868.6)	(833.5)	(830.5)

Property and equipment, net	460.1	391.1	421.2

Intangible assets, net	94.7	42.0	39.6
Deferred income taxes	47.0	29.4	37.7
Goodwill	40.2	5.9	5.9
Other assets	26.0	19.4	16.4
Noncurrent assets of discontinued operations	—	1.3	—

Total Assets	$1,456.4	$1,370.8	$1,427.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$0.3	$0.9	$0.4
Notes payable	2.0	2.0	2.0
Accounts payable	164.3	154.6	185.6
Accrued expenses	137.9	180.7	190.2
Current liabilities of discontinued operations	1.5	2.8	2.1

Total current liabilities	306.0	341.0	380.3

Long-term debt	200.9	201.7	201.7
Other liabilities	179.3	117.9	132.6
Minority interest	11.5	10.8	12.7
Commitments and contingencies (Note 15) Total shareowners’ equity	758.7	699.4	700.1

Total Liabilities and Shareowners’ Equity	$1,456.4	$1,370.8	$1,427.4

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended
	August 4,	July 29,
	2007	2006
Operating Activities:
Net earnings	$63.8	$68.5
(Earnings) loss from discontinued operations, net of income taxes and minority interest	(0.1)	1.3
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	4.3	4.8
Depreciation and amortization	50.3	45.4
Share-based compensation expense	6.2	5.5
Deferred income taxes	(3.9)	1.1
Minority interest, net of income taxes	2.2	0.9
Income tax benefit from share-based compensation	2.5	4.4
Excess tax benefit from share-based compensation	(2.4)	(4.0)
Accretion of investments	(0.6)	(1.6)
Changes in working capital:
Inventories	(6.0)	(17.8)
Prepaid expenses and other current assets	(1.5)	(8.4)
Accounts payable	(20.3)	(15.0)
Accrued expenses	(38.7)	16.0
Other assets and liabilities, net	6.8	(1.4)
Net cash used in discontinued operations	(0.2)	(3.5)

Cash flow provided by operating activities	62.4	96.2

Investing Activities:
Capital expenditures	(93.0)	(52.8)
Proceeds from sale of property and equipment	1.6	3.2
Intangible asset additions	—	(15.1)
Purchases of investments	(6.1)	(89.9)
Sales and maturities of investments	96.7	111.5
Acquisition of businesses, net of cash acquired	(93.2)	—

Cash flow used in investing activities	(94.0)	(43.1)

Financing Activities:
Repayment of debt	(5.3)	(2.1)
Payment of deferred financing costs	—	(0.2)
Issuances of common stock	7.8	25.1
Purchases of common stock	(20.7)	(56.5)
Excess tax benefit from share-based compensation	2.4	4.0
Distributions to minority owners	(2.4)	(1.0)
Net cash provided by discontinued operations	—	1.2

Cash flow used in financing activities	(18.2)	(29.5)

Effect of exchange rate changes on cash	5.8	0.1

(Decrease) increase in cash and cash equivalents	(44.0)	23.7
Cash and cash equivalents, beginning of year	371.4	378.2

Cash and cash equivalents, end of quarter	$327.4	$401.9

Supplemental cash flow information:
Interest paid	$9.0	$10.2
Income taxes paid	$19.7	$14.1
Non-cash investing and financing activities:
Accrued capital additions	$17.5	$9.5
Accrued capital lease addition	$1.2	$—
Accrued acquisition costs	$2.5	$—
Accrued financing costs	$3.0	$—
Accrued intangible asset additions	$—	$10.0
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Interim Results.
On August 16, 2007, the Company amended the Company’s Certificate of Incorporation to change the Company’s name from Payless ShoeSource, Inc. to Collective Brands, Inc. These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 45-82) in the Company’s 2006 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in the Central and South American Region are operated as joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. During the third quarter of 2006, the Company exited retail operations in Japan, closing its one store location. As discussed in Note 5 below, the financial information for Japan retail operations has been classified as discontinued operations for all periods presented. Certain reclassifications have been made to prior period balances to conform to the current presentation. The results for the twenty-six week period ended August 4, 2007, are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending February 2, 2008.
Note 2 — Acquisition.
Effective March 30, 2007, the Company acquired 100% of the partnership interest of Collective International, LP (“Collective Licensing”) for $91.1 million, net of cash acquired of $1.1 million, including transaction costs. Collective Licensing is a brand development, management and licensing company that had previously licensed the Airwalk brand to the Company. The acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, net assets were recorded at their estimated fair values, and operating results are included in the Domestic segment from the date of acquisition. The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized when information that is known to be available or obtainable is obtained. All goodwill is included in the Domestic segment and is deductible for tax purposes. Supplemental pro forma financial information has not been included due to immateriality.
The preliminary purchase price allocation, net of cash acquired, was as follows:

(dollars in millions)
Current assets	$4.6
Goodwill	34.3
Trademarks(1)	47.7
Customer relationships(2)	9.2
Other intangible assets(3)	0.2
Current liabilities	(4.9)

Total	$91.1

(1)	Comprised of $40.6 million with indefinite lives and $7.1 million with finite lives amortized over a weighted-average period of ten years.

(2)	Amortized over a weighted-average period of seven years.

(3)	Comprised of non-compete contracts, amortized over a weighted-average period of three years.

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
Note 3 — Exit Costs.
During the first quarter of 2007, the Company’s Board of Directors approved a plan to shift to a dual distribution center model. As part of the plan, the Company intends to open a new distribution center in Brookville, Ohio, which will begin operation in the summer of 2008. This distribution center will be in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. Once both new distribution centers are operating satisfactorily, the Company plans to close its current distribution center in Topeka, Kansas. Total exit costs are currently estimated to be approximately $13 million, consisting of approximately $4 million of non-cash accelerated depreciation expenses, approximately $7 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The exit costs will be recorded as costs of sales in the condensed consolidated statement of earnings. Actual results could vary from these estimates.
The significant components of the exit costs incurred as of August 4, 2007, are summarized as follows:

	Costs Incurred
	13 Weeks Ended	26 Weeks Ended	Cash	Accrual Balance as of
(dollars in millions)	August 4, 2007	August 4, 2007	Payments	August 4, 2007

Employee severance costs	$0.6	$4.8	$(0.4)	$4.4
Contract termination	0.8	0.8	(0.8)	—

Accelerated depreciation	0.6	1.2

Total Charges	$2.0	$6.8	$(1.2)	$4.4

The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed which is estimated to be in fiscal 2008.
Note 4 — Short-Term Investments.
Short-term investments consisted of the following:

	July 29,	February 3,
(dollars in millions)	2006	2007

Held-to-maturity securities:
Commercial paper	$38.3	$90.0
Certificates of deposit	0.7	—

Total held-to-maturity securities	$39.0	$90.0

Held-to-maturity securities are carried at amortized cost. As of July 29, 2006, and February 3, 2007, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses. As of August 4, 2007, the Company did not have any short-term investments.

Note 5 — Discontinued Operations.
Domestic
As part of its restructuring efforts in 2004, the Company closed all of its Parade stores and certain underperforming Payless stores. In accordance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the thirteen and twenty-six weeks ended August 4, 2007, and July 29, 2006, for Parade and 26 closed Payless stores are classified as discontinued operations within the Domestic segment. The following is a summary of these results:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(dollars in millions)	2007	2006	2007	2006

Earnings (loss) from discontinued operations before income taxes	$0.4	$0.2	$0.2	$(0.4)
Provision (benefit) for income taxes	0.2	0.1	0.1	(0.1)

Earnings (loss) from discontinued operations, net of income taxes	$0.2	$0.1	$0.1	$(0.3)

Additionally, the condensed consolidated balance sheets include the assets of Parade and the 26 Payless closed stores presented as discontinued operations. As of August 4, 2007, July 29, 2006, and February 3, 2007 the current and non-current assets and liabilities of discontinued operations within the Domestic segment were as follows:

	August 4,	July 29,	February 3,
(dollars in millions)	2007	2006	2007

Assets
Current assets:
Current deferred income taxes	$0.5	$0.9	$0.8
Other current assets	0.3	0.2	0.2

Total current assets of discontinued operations	$0.8	$1.1	$1.0

Liabilities
Current liabilities:
Accrued expenses	$1.5	$2.4	$2.1

Total current liabilities of discontinued operations	$1.5	$2.4	$2.1

International
During 2006, the Company exited its retail operations in Japan, and closed its one store location. In accordance with SFAS No. 144, the results of operations and the balance sheet information for the retail operations in Japan are classified as discontinued operations. As of August 4, 2007, the Company is complete with the exit process. The following is a summary of Japan results and balance sheets of which all activity and balances are components of the International segment:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(dollars in millions)	2007	2006	2007	2006

Net sales	$—	$0.3	$—	$0.6
Loss from discontinued operations before income taxes and minority interest	—	(1.0)	—	(1.7)
Minority interest	—	0.4	—	0.7

Loss from discontinued operations, net of income taxes and minority interest	$—	$(0.6)	$—	$(1.0)

	August 4,	July 29,	February 3,
(dollars in millions)	2007	2006	2007

Assets
Current assets:
Cash and cash equivalents	$—	$1.7	$0.1
Inventories	—	0.2	—
Other current assets	—	0.4	—

Total current assets of discontinued operations	$—	$2.3	$0.1

Noncurrent assets:
Property and equipment, net	—	0.9	—
Other assets	—	0.4	—

Total noncurrent assets of discontinued operations	—	1.3	—

Total assets of discontinued operations	$—	$3.6	$0.1

Liabilities
Current liabilities:
Accounts payable	$—	$0.2	$—
Accrued expenses	—	0.2	—

Total current liabilities of discontinued operations	$—	$0.4	$—

Note 6 — Inventories.
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. Raw materials of $26.3 million, $23.1 million and $29.5 million are included in inventories in the condensed consolidated balance sheets at August 4, 2007, July 29, 2006, and February 3, 2007, respectively.
Note 7 — Intangible Assets.
The following is a summary of the Company’s intangible assets:

	August 4,	July 29,	February 3,
(dollars in millions)	2007	2006	2007

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$65.2	$72.6	$67.2
Less: accumulated amortization	(54.2)	(56.9)	(54.4)

Carrying amount, end of period	11.0	15.7	12.8

Trademarks:
Gross carrying amount	7.1	—	—
Less: accumulated amortization	(0.3)	—	—

Carrying amount, end of period	6.8	—	—

Other Intangible Assets:
Gross carrying amount	9.5	—	0.1
Less: accumulated amortization	(0.6)	—	—

Carrying amount, end of period	8.9	—	0.1

Total carrying amount of intangible assets subject to amortization	26.7	15.7	12.9

Indefinite-lived trademarks	68.0	26.3	26.7

Total intangible assets	$94.7	$42.0	$39.6

The estimated useful life for each class of intangible assets is as follows:

Favorable lease rights	A weighted-average period of 14 years. Favorable lease rights are amortized over the term of the underlying lease, including renewal options in instances where failure to exercise renewals would result in an economic penalty.
Trademarks	5 to 10 years
Other intangible assets	2 to 8 years
Intangible assets subject to amortization are amortized using the straight-line method. Amortization expense on intangible assets follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(dollars in millions)	2007	2006	2007	2006

Amortization expense on intangible assets	$1.2	$0.7	$2.1	$1.5
The Company expects amortization expense for the next five years to be as follows (in millions):

Year	Amount

Remainder of 2007	$2.4
2008	4.6
2009	4.1
2010	3.2
2011	2.9
Note 8 — Long-Term Debt.
As of August 4, 2007, the Company maintained a $200 million senior secured revolving credit facility (the “Revolving Loan Facility”). Funds borrowed under the Revolving Loan Facility are secured by domestic merchandise inventory and receivables. In April 2006, the Company entered into its First Amendment to the Revolving Loan Facility. Among other things, the amendment extends the term of the Revolving Loan Facility until January 15, 2011, allows the Company to increase the maximum borrowing amount up to $250 million from $200 million prior to expiration of the Revolving Loan Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Revolving Loan Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at August 4, 2007, was 6.36%. No amounts were drawn on the Revolving Loan Facility as of August 4, 2007. Based on the Company’s current borrowing base, the Company may borrow up to $200.0 million under its Revolving Loan Facility, less $25.8 million in outstanding letters of credit as of August 4, 2007.
In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of August 4, 2007, the Company was in compliance with all covenants. As of August 4, 2007, the fair value of the Notes was $190.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%
Note 9 — Pension Plan.
The Company has a nonqualified, supplementary defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan and provides for benefits based upon years of service and cash compensation during employment. Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed by the Company annually for reasonableness. The components of net periodic benefit costs for the plan were:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(dollars in millions)	2007	2006	2007	2006

Components of pension expense:
Service cost	$0.3	$0.2	$0.5	$0.4
Interest cost	0.4	0.3	0.9	0.7
Amortization of prior service cost	0.1	0.1	0.2	0.2
Amortization of actuarial loss	0.2	0.1	0.3	0.1

Total	$1.0	$0.7	$1.9	$1.4

Note 10 – Share-Based Compensation.
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SAR’s”) and cash-settled stock appreciation rights (“cash-settled SAR’s”), as well as full value vehicles consisting of nonvested shares, nonvested share units and phantom stock units.
The number of shares for grants in 2007 are as follows:

	13 Weeks Ended	26 Weeks Ended
	August 4, 2007

Stock-settled SAR’s:
Vest in installments over 3 years	24,590	482,659
Cliff vest after 3 years	23,675	243,400

Nonvested Shares:
Performance grant — vests in installments over 3 years(1)	4,980	125,710
Vest in installments over 3 years	2,420	2,420
Cliff vest after 3 years	54,435	54,435

Nonvested Share Units:
Performance grant — cliff vests after 3 years(1)	271,113	271,113

Cash-settled SAR’s:
Vest in installments over 3 years	—	22,525
Cliff vest after 3 years	—	14,000

(1)	Certain nonvested shares and nonvested share units are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of August 4, 2007, the Company has assessed the likelihood that the performance conditions will be met and has recorded the related expense based on the estimated outcome.
Total share-based compensation expense of $6.2 million before tax has been included in the Company’s Condensed Consolidated Statement of Earnings for the twenty-six weeks ended August 4, 2007. Included in this amount is $1.8 million of expense that was recognized as a result of the grants made in 2007. No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(dollars in millions, except per share amounts)	2007	2006	2007	2006

Cost of sales	$0.7	$0.8	$1.6	$1.5
Selling, general and administrative expenses	2.4	1.9	4.6	4.0

Share-based compensation expense before income taxes	3.1	2.7	6.2	5.5
Tax benefit	(1.2)	(1.0)	(2.4)	(2.0)

Share-based compensation expense after income taxes	$1.9	$1.7	$3.8	$3.5

Effect on:
Basic earnings per share	$0.03	$0.03	$0.06	$0.05
Diluted earnings per share	$0.03	$0.03	$0.06	$0.05

As of August 4, 2007, the Company had unrecognized compensation expense related to nonvested awards of approximately $28.7 million, which is expected to be recognized over a weighted average period of two years.
Note 11 – Income Taxes.
The Company’s effective income tax rate on continuing operations was 32.8% during the thirteen weeks ended August 4, 2007, compared to 34.0% during the thirteen weeks ended July 29, 2006. The Company’s effective income tax rate on continuing operations was 32.3% during the twenty-six weeks ended August 4, 2007, and 34.2% during the twenty-six weeks ended July 29, 2006. The favorable difference in the overall effective tax rate for 2007 compared to 2006 is due to the reinstatement of certain federal employment credits, as well as a decrease in the effective tax rates related to the Company’s international operations. In total for fiscal 2007, the effective income tax rate is expected to be approximately 33%, including discrete events known at this time.
The Company adopted the provisions of Financial Accounting Standards Board, (“FASB”) interpretation No 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on February 4, 2007. In accordance with the recognition standards established by FIN 48, the Company performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates. As a result of the Company’s review, the Company adjusted the carrying amount of the liability for unrecognized tax benefits resulting in a reduction to retained earnings of $11.1 million. Upon adoption, the Company also recorded an increase to deferred tax assets of $4.2 million, an increase to other liabilities of $34.2 million, a reduction to accrued expenses of $18.0 million, and a reduction to minority interest of $0.9 million.
The Company’s liability for unrecognized tax benefits, including interest and penalties, is $43.9 million and $34.8 million, as of August 4, 2007 and February 4, 2007, respectively. The portions of these balances which will favorably impact the effective tax rate, if recognized, is $38.4 million and $30.6 million, respectively.
Interest and penalties related to unrecognized tax benefits are included in provision for income taxes in the condensed consolidated statement of earnings. The amount of accrued interest and penalties is $6.1 million and $5.1 million as of August 4, 2007 and February 4, 2007, respectively.
Liabilities for unrecognized tax benefits are included in other liabilities, except for $0.7 million and $0.6 million, which are included in accrued expenses as of August 4, 2007 and February 4, 2007, respectively.
The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through 2004. With limited exception, the Company is no longer subject to audits of its state and foreign income tax returns for years prior to 2001.
The Company has various state and foreign income tax returns in the process of examination or administrative appeal. To the extent that these matters conclude, it is reasonably possible that the amount of its unrecognized tax benefits will increase or decrease. However, the Company does not currently expect resolution of these matters to result in significant changes during the next twelve months.
Note 12 – Comprehensive Income.
The following table shows the computation of comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(dollars in millions)	2007	2006	2007	2006

Net earnings	$24.9	$32.5	$63.8	$68.5
Foreign currency translation adjustments	4.1	(0.6)	9.3	0.9
Amortization of prior service cost and actuarial loss	0.5	—	0.5	—

Total comprehensive income	$29.5	$31.9	$73.6	$69.4

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.
Effective February 3, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 required the Company to record a transition adjustment to recognize the funded status of postretirement defined benefits plans in its balance sheet as of February 3, 2007. The Company presented the $4.7 million effect of the transition adjustment as a reduction of 2006 comprehensive income on its Consolidated Statements of Shareowners’ Equity for the year ended February 3, 2007. Subsequently, the Company became aware that the transition provisions of SFAS No. 158 required that this cumulative effect be presented as a direct adjustment to Accumulated Other Comprehensive Income rather than as part of comprehensive income for the period. The effect of removing the adoption of SFAS No. 158 from comprehensive income changes reported comprehensive income from $110.7 million to $115.4 million. The Company will correctly present the SFAS 158 transition adjustment in its 2007 Annual Report on Form 10-K.
Note 13 – Earnings Per Share.
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled SAR’s, nonvested shares and restricted share units. Diluted earnings per share has been computed as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(dollars in millions, except per share amounts; shares in thousands)	2007	2006	2007	2006

Net earnings from continuing operations	$24.7	$33.0	$63.7	$69.8

Weighted average shares outstanding — basic	64,542	66,483	64,633	66,539
Net effect of dilutive stock options	895	959	947	924
Net effect of dilutive SAR’s	91	—	101	—
Dilutive shares due to nonvested shares	174	116	171	106

Weighted average shares outstanding — diluted	65,702	67,558	65,852	67,569

Diluted earnings per share from continuing operations	$0.37	$0.49	$0.96	$1.03
The Company uses the treasury stock method for calculating the dilutive effect of employee stock options, stock-settled SAR’s and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the assumed proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and stock-settled SAR’s and the vesting of nonvested shares. Certain grants that are subject to performance conditions for vesting are considered antidilutive if the performance conditions are not met as of the end of the reporting period. The Company excluded approximately 111,000 stock-settled SAR’s and nonvested shares from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended August 4, 2007, and approximately 33,000 stock options and stock-settled SAR’s from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2006, respectively, because to include them would be antidilutive.
Note 14 – Segment Reporting.
The Company and its subsidiaries are principally engaged in the operation of retail locations offering family footwear and accessories. The Company operates its business in two reportable business segments: Domestic and International. These segments have been determined based on internal management reporting and management responsibilities. The Domestic segment includes retail operations in the United States, Guam and Saipan, sourcing operations, brand licensing and development operations. The International segment includes retail operations in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands. The Company’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Domestic and certain royalty fees and sourcing fees charged by Domestic are allocated to the International segment. These total costs and fees amounted to $10.0 million and $7.4 million during the second quarters of 2007 and 2006, respectively. During the first six months of 2007 and 2006, those total costs and fees amounted to $16.6 million and $13.5 million, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

(dollars in millions)	Domestic	International	Consolidated

13 weeks ended August 4, 2007
Revenues from external customers	$591.9	$107.4	$699.3
Operating profit from continuing operations	26.6	12.9	39.5

26 weeks ended August 4, 2007
Revenues from external customers	$1,229.2	$198.7	$1,427.9
Operating profit from continuing operations	79.7	18.6	98.3
Total assets	1,242.7	213.7	1,456.4

13 weeks ended July 29, 2006
Revenues from external customers	$604.6	$101.5	$706.1
Operating profit from continuing operations	37.4	12.8	50.2

26 weeks ended July 29, 2006
Revenues from external customers	$1,217.7	$182.9	$1,400.6
Operating profit from continuing operations	89.5	17.4	106.9
Total assets	1,204.8	166.0	1,370.8
As of February 3, 2007, total assets in the Domestic and International segments were $1,232.4 million and $195.0 million, respectively. Total assets for the Domestic segment include $40.2 million in goodwill as of August 4, 2007 and $5.9 million in goodwill as of July 29, 2006, and February 3, 2007, respectively.
Note 15 – Commitments and Contingencies.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. The Company has filed an answer. A pre-trial conference was held on November 13, 2006, during which the trial judge indicated that he was transferring the case to a new judge for all further proceedings. The case subsequently was assigned to Judge George P. Schiavelli and a status conference was held on January 29, 2007. During that status conference, Judge Schiavelli set a February 5, 2008 trial date, with the pretrial conference to be held on January 7, 2008. On October 12, 2006, the Company filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. The Company moved to dismiss the California action filed by St. Paul, which was granted on February 12, 2007. On November 2, 2006, St. Paul removed the action from state court to the U.S. District Court for the District of Kansas. Also, on November 2, 2006, St. Paul moved to transfer the Kansas action to the U.S. District Court for the Central District of California, which was denied on January 10, 2007. On January 23, 2007, St. Paul filed a motion to stay the Kansas Action until the underlying lawsuit is resolved, which was granted on March 2, 2007. The Company believes it has meritorious defenses to the claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of the loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company has filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. By the order dated July 9, 2007, the case was assigned to a new judge for trial who subsequently set the pretrial conference for April 1, 2008 and a 14-day trial beginning April 8, 2008. The Company believes it has meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the Administrative Law Judge entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing has been set for September 7-14, 2007, and the deadline for an initial determination by the Administrative Law Judge is April 11, 2008. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and has filed an answer. An estimate of the possible loss, if any or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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
Total deposits and borrowings in these financial institutions were as follows:

	August 4,	July 29,	February 3,
(dollars in millions)	2007	2006	2007

Deposits	$2.3	$4.7	$7.9
Borrowings	4.0	4.5	4.0
Total interest expense was as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
(dollars in millions)	2007	2006	2007	2006

Interest expense	$—	$0.1	$0.1	$0.1

Note 18 – Subsequent Events.
Stride Rite Acquisition
On August 17, 2007, the Company announced that it had completed the acquisition of The Stride Rite Corporation (“Stride Rite”) and changed its name to Collective Brands, Inc. The transaction consisted of an aggregate payment to Stride Rite shareholders, option holders and other equity holders of approximately $800 million. The acquisition was financed with approximately $175 million in cash-on-hand and the net proceeds from a $725 million term loan. As of August 4, 2007, the Company had paid $2.1 million in cash and accrued $2.5 million for direct acquisition costs in connection with the acquisition of Stride Rite.
Long-Term Debt
On August 17, 2007, the Company entered into an Amended and Restated Loan and Guaranty Agreement that increased the maximum borrowing amount of the Revolving Loan Facility up to $350 million from the $200 million at August 4, 2007. The Revolving Loan Facility will mature on August 17, 2012. The amended Revolving Loan Facility bears interest at the LIBOR, plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels. The Revolving Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. There was nothing drawn on the Revolving Loan Facility as of the closing of the Stride Rite acquisition and thereafter the facility will be available as needed for general corporate purposes.
Also on August 17, 2007, the Company entered into a term loan credit agreement that provided a $725 million term loan (the “Term Loan Facility”). The Term Loan Facility will mature on August 17, 2014. The Term Loan Facility will amortize quarterly in annual amounts of 1.0% of the original amount, with the final installment payable on the maturity date. The Term Loan Agreement provides for customary mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction so long as the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0:1.0. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the term loan credit agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans. The Term Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments.
On August 24, 2007, the Company entered into an interest rate swap arrangement for $540 million to hedge a portion of its variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years.
Both the Term Loan Facility and the Revolving Loan Facility are guaranteed by all of the direct and indirect wholly owned domestic subsidiaries of the Company (including Stride Rite and its domestic wholly owned subsidiaries) and secured by substantially all assets of the Company and the guarantors.
Share-based Compensation
On September 4, 2007, the Company granted stock-settled SAR’s, nonvested shares and cash-settled SAR’s to certain employees. The number of shares for such grants are as follows:

Stock-settled SAR’s:
Vest in installments over 3 years	867,719
Cliff vest after 3 years	47,000

Nonvested Shares:
Performance grant — vests in installments over 3 years	157,283
Vest in installments over 2 years	211,716
Cliff vest after 3 years	86,755

Cash-settled SAR’s:
Vest in installments over 3 years	46,750

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
The following supplemental financial information sets forth, on a consolidating basis, the condensed consolidating statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and for the thirteen and twenty-six week period ended August 4, 2007, and July 29, 2006, condensed consolidating balanced sheets as of August 4, 2007, July 29, 2006, and February 3, 2007, and the condensed consolidating statements of cash flows for the twenty-six week period ended August 4, 2007, and July 29, 2006. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent in Other Assets.
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
Under the indenture governing the Notes, the Company’s subsidiaries in Singapore are designated as unrestricted subsidiaries. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended August 4, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$625.3	$245.9	$(171.9)	$699.3
Cost of sales	—	439.4	189.2	(169.9)	458.7

Gross margin	—	185.9	56.7	(2.0)	240.6
Selling, general and administrative expenses	1.2	170.4	31.4	(2.0)	201.0
Restructuring charges	—	0.1	—	—	0.1

Operating (loss) profit from continuing operations	(1.2)	15.4	25.3	—	39.5
Interest expense	9.4	0.4	0.3	(5.3)	4.8
Interest income	—	(7.7)	(1.6)	5.3	(4.0)
Equity in earnings of subsidiaries	(31.7)	(21.1)	—	52.8	—

Earnings from continuing operations before income taxes and minority interest	21.1	43.8	26.6	(52.8)	38.7
(Benefit) provision for income taxes	(3.8)	12.4	4.1	—	12.7

Earnings from continuing operations before minority interest	24.9	31.4	22.5	(52.8)	26.0
Minority interest, net of income taxes	—	—	(1.3)	—	(1.3)

Net earnings from continuing operations	24.9	31.4	21.2	(52.8)	24.7
Earnings (loss) from discontinued operations, net of income taxes and minority interest	—	0.3	(0.1)	—	0.2

Net earnings	$24.9	$31.7	$21.1	$(52.8)	$24.9

	13 Weeks Ended July 29, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$635.8	$212.7	$(142.4)	$706.1
Cost of sales	—	441.4	160.1	(139.4)	462.1

Gross margin	—	194.4	52.6	(3.0)	244.0
Selling, general and administrative expenses	1.2	167.5	27.8	(3.0)	193.5
Restructuring charges	—	0.3	—	—	0.3

Operating (loss) profit from continuing operations	(1.2)	26.6	24.8	—	50.2
Interest expense	9.3	—	0.5	(5.3)	4.5
Interest income	—	(9.9)	(0.6)	5.3	(5.2)
Equity in earnings of subsidiaries	(39.3)	(20.8)	—	60.1	—

Earnings from continuing operations before income taxes and minority interest	28.8	57.3	24.9	(60.1)	50.9
(Benefit) provision for income taxes	(3.7)	18.1	2.9	—	17.3

Earnings from continuing operations before minority interest	32.5	39.2	22.0	(60.1)	33.6
Minority interest, net of income taxes	—	—	(0.6)	—	(0.6)

Net earnings from continuing operations	32.5	39.2	21.4	(60.1)	33.0
Earnings (loss) from discontinued operations, net of income taxes and minority interest	—	0.1	(0.6)	—	(0.5)

Net earnings	$32.5	$39.3	$20.8	$(60.1)	$32.5

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended August 4, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,292.5	$479.5	$(344.1)	$1,427.9
Cost of sales	—	878.3	380.2	(340.1)	918.4

Gross margin	—	414.2	99.3	(4.0)	509.5
Selling, general and administrative expenses	2.3	352.4	60.2	(4.0)	410.9
Restructuring charges	—	0.3	—	—	0.3

Operating (loss) profit from continuing operations	(2.3)	61.5	39.1	—	98.3
Interest expense	18.9	0.7	0.5	(10.5)	9.6
Interest income	—	(16.4)	(2.8)	10.5	(8.7)
Equity in earnings of subsidiaries	(77.5)	(33.3)	—	110.8	—

Earnings from continuing operations before income taxes and minority interest	56.3	110.5	41.4	(110.8)	97.4
(Benefit) provision for income taxes	(7.5)	33.1	5.9	—	31.5

Earnings from continuing operations before minority interest	63.8	77.4	35.5	(110.8)	65.9
Minority interest, net of income taxes	—	—	(2.2)	—	(2.2)

Net earnings from continuing operations	63.8	77.4	33.3	(110.8)	63.7
Earnings from discontinued operations, net of income taxes and minority interest	—	0.1	—	—	0.1

Net earnings	$63.8	$77.5	$33.3	$(110.8)	$63.8

	26 Weeks Ended July 29, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,278.1	$415.9	$(293.4)	$1,400.6
Cost of sales	—	859.4	328.3	(286.9)	900.8

Gross margin	—	418.7	87.6	(6.5)	499.8
Selling, general and administrative expenses	2.3	344.3	52.5	(6.5)	392.6
Restructuring charges	—	0.3	—	—	0.3

Operating (loss) profit from continuing operations	(2.3)	74.1	35.1	—	106.9
Interest expense	18.2	0.6	0.5	(9.9)	9.4
Interest income	—	(18.8)	(1.1)	9.9	(10.0)
Equity in earnings of subsidiaries	(81.7)	(27.9)	—	109.6	—

Earnings from continuing operations before income taxes and minority interest	61.2	120.2	35.7	(109.6)	107.5
(Benefit) provision for income taxes	(7.3)	38.2	5.9	—	36.8

Earnings from continuing operations before minority interest	68.5	82.0	29.8	(109.6)	70.7
Minority interest, net of income taxes	—	—	(0.9)	—	(0.9)

Net earnings from continuing operations	68.5	82.0	28.9	(109.6)	69.8
Loss from discontinued operations, net of income taxes and minority interest	—	(0.3)	(1.0)	—	(1.3)

Net earnings	$68.5	$81.7	$27.9	$(109.6)	$68.5

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of August 4, 2007
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$166.4	$161.0	$—	$327.4
Restricted cash	—	—	2.0	—	2.0
Inventories	—	294.3	81.4	(5.7)	370.0
Current deferred income taxes	—	14.2	2.6	—	16.8
Prepaid expenses	0.6	39.4	6.5	—	46.5
Other current assets	49.6	259.7	71.3	(355.7)	24.9
Current assets of discontinued operations	—	0.8	—	—	0.8

Total current assets	50.2	774.8	324.8	(361.4)	788.4

Property and Equipment:
Land	—	5.7	—	—	5.7
Property, buildings and equipment	—	1,162.1	160.9	—	1,323.0
Accumulated depreciation and amortization	—	(767.9)	(100.7)	—	(868.6)

Property and equipment, net	—	399.9	60.2	—	460.1

Intangible assets, net	—	85.1	9.6	—	94.7
Deferred income taxes	—	41.2	5.8	—	47.0
Goodwill	—	34.7	5.5	—	40.2
Other assets	1,393.6	536.8	0.8	(1,905.2)	26.0

Total Assets	$1,443.8	$1,872.5	$406.7	$(2,266.6)	$1,456.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	116.5	68.8	(21.0)	164.3
Accrued expenses	202.6	214.1	61.6	(340.4)	137.9
Current liabilities of discontinued operations	—	1.5	—	—	1.5

Total current liabilities	202.6	332.4	132.4	(361.4)	306.0

Long-term debt	480.8	—	11.1	(291.0)	200.9
Other liabilities	2.2	157.7	19.4	—	179.3
Minority interest	—	—	11.5	—	11.5
Commitments and contingencies
Total shareowners’ equity	758.2	1,382.4	232.3	(1,614.2)	758.7

Total Liabilities and Shareowners’ Equity	$1,443.8	$1,872.5	$406.7	$(2,266.6)	$1,456.4

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of July 29, 2006
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$332.1	$69.8	$—	$401.9
Short-term investments	—	38.3	0.7	—	39.0
Restricted cash	—	—	2.0	—	2.0
Inventories	—	288.6	66.8	(4.7)	350.7
Current deferred income taxes	—	14.6	5.5	—	20.1
Prepaid expenses	0.6	37.5	6.0	—	44.1
Other current assets	35.4	56.8	54.4	(126.1)	20.5
Current assets of discontinued operations	—	1.1	2.3	—	3.4

Total current assets	36.0	769.0	207.5	(130.8)	881.7

Property and Equipment:
Land	—	7.7	—	—	7.7
Property, buildings and equipment	—	1,072.1	144.8	—	1,216.9
Accumulated depreciation and amortization	—	(747.7)	(85.8)	—	(833.5)

Property and equipment, net	—	332.1	59.0	—	391.1
Intangible assets, net	—	42.1	(0.1)	—	42.0
Deferred income taxes	—	23.6	5.8	—	29.4
Goodwill	—	5.9	—	—	5.9
Other assets	1,248.1	438.4	1.5	(1,668.6)	19.4
Noncurrent assets of discontinued operations	—	—	1.3	—	1.3

Total Assets	$1,284.1	$1,611.1	$275.0	$(1,799.4)	$1,370.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$0.5	$—	$0.9
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	136.8	75.0	(57.2)	154.6
Accrued expenses	102.3	145.2	6.8	(73.6)	180.7
Current liabilities of discontinued operations	—	2.4	0.4	—	2.8

Total current liabilities	102.3	284.8	84.7	(130.8)	341.0

Long-term debt	480.5	0.3	4.0	(283.1)	201.7
Other liabilities	1.9	100.5	15.5	—	117.9
Minority interest	—	—	10.8	—	10.8
Commitments and contingencies
Total shareowners’ equity	699.4	1,225.5	160.0	(1,385.5)	699.4

Total Liabilities and Shareowners’ Equity	$1,284.1	$1,611.1	$275.0	$(1,799.4)	$1,370.8

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended August 4, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$63.8	$77.5	$33.3	$(110.8)	$63.8
Earnings from discontinued operations, net of income taxes and minority interest	—	(0.1)	—	—	(0.1)
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	4.1	0.2	—	4.3
Depreciation and amortization	0.6	42.2	7.5	—	50.3
Share-based compensation expense	—	6.4	(0.2)	—	6.2
Deferred income taxes	—	(6.7)	2.8	—	(3.9)
Minority interest, net of income taxes	—	—	2.2	—	2.2
Income tax benefit from share-based compensation	—	2.5	—	—	2.5
Excess tax benefit from share-based compensation	—	(2.4)	—	—	(2.4)
Accretion of investments	—	(0.6)	—	—	(0.6)
Changes in working capital:
Inventories	—	(11.5)	4.2	1.3	(6.0)
Prepaid expenses and other current assets	(7.3)	(30.1)	(13.5)	49.4	(1.5)
Accounts payable	—	(28.9)	9.1	(0.5)	(20.3)
Accrued expenses	27.2	(12.8)	(2.9)	(50.2)	(38.7)
Other assets and liabilities, net	(71.4)	(27.8)	(7.2)	113.2	6.8
Net cash (used in) provided by discontinued operations	—	(0.3)	0.1	—	(0.2)

Cash flow provided by operating activities	12.9	11.5	35.6	2.4	62.4

Investing Activities:
Capital expenditures	—	(86.3)	(6.7)	—	(93.0)
Proceeds from sale of property and equipment	—	1.6	—	—	1.6
Acquisition of businesses, net of cash acquired	—	(93.2)	—	—	(93.2)
Purchases of investments	—	(6.1)	—	—	(6.1)
Sales and maturities of investments	—	96.7	—	—	96.7

Cash flow used in investing activities	—	(87.3)	(6.7)	—	(94.0)

Financing Activities:
Repayment of debt	—	(3.2)	(2.1)	—	(5.3)
Issuances of common stock	7.8	—	—	—	7.8
Purchases of common stock	(20.7)	—	—	—	(20.7)
Excess tax benefit from share-based compensation	—	2.4	—	—	2.4
Contributions by / distributions to parent	—	—	2.4	(2.4)	—
Dividends to parent	—	3.6	(3.6)	—	—
Distributions to minority owners	—	—	(2.4)	—	(2.4)

Cash flow (used in) provided by financing activities	(12.9)	2.8	(5.7)	(2.4)	(18.2)
Effect of exchange rate changes on cash	—	—	5.8	—	5.8

(Decrease)/increase in cash and cash equivalents	—	(73.0)	29.0	—	(44.0)
Cash and cash equivalents, beginning of year	—	239.4	132.0	—	371.4

Cash and cash equivalents, end of quarter	$—	$166.4	$161.0	$—	$327.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended July 29, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$68.5	$81.7	$27.9	$(109.6)	$68.5
Loss from discontinued operations, net of income taxes and minority interest	—	0.3	1.0	—	1.3
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	4.2	0.6	—	4.8
Depreciation and amortization	—	38.7	6.2	—	44.9
Amortization of deferred financing costs	0.4	0.1	—	—	0.5
Share-based compensation expense	—	5.0	0.5	—	5.5
Deferred income taxes	—	(0.4)	1.5	—	1.1
Minority interest, net of income taxes	—	—	0.9	—	0.9
Income tax benefit from share-based compensation	—	0.4	—	—	0.4
Accretion of investments	—	(1.6)	—	—	(1.6)
Changes in working capital:
Inventories	—	(17.3)	(2.6)	2.1	(17.8)
Prepaid expenses and other current assets	(7.3)	(14.8)	(29.1)	42.8	(8.4)
Accounts payable	—	(23.6)	9.0	(0.4)	(15.0)
Accrued expenses	50.8	18.8	(9.1)	(44.5)	16.0
Other assets and liabilities, net	(81.0)	(31.8)	1.8	109.6	(1.4)
Net cash used in discontinued operations	—	(0.8)	(2.7)	—	(3.5)

Cash flow provided by operating activities	31.4	58.9	5.9	—	96.2

Investing Activities:
Capital expenditures	—	(49.3)	(3.5)	—	(52.8)
Proceeds from sale of property and equipment	—	3.2	—	—	3.2
Intangible asset additions	—	(15.1)	—	—	(15.1)
Purchases of investments	—	(89.2)	(0.7)	—	(89.9)
Sales and maturities of investments	—	111.0	0.5	—	111.5
Investment in subsidiaries	—	(1.5)	—	1.5	—

Cash flow used in investing activities	—	(40.9)	(3.7)	1.5	(43.1)

Financing Activities:
Repayment of debt	—	(0.2)	(1.9)	—	(2.1)
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Issuances of common stock	25.1	—	—	—	25.1
Purchases of common stock	(56.5)	—	—	—	(56.5)
Excess tax benefits from share-based compensation	—	4.0	—	—	4.0
Distributions to minority owners	—	—	(1.0)	—	(1.0)
Contributions by / distributions to parent	—	—	1.5	(1.5)	—
Net cash provided by discontinued operations	—	—	1.2	—	1.2

Cash flow (used in) provided by financing activities	(31.4)	3.6	(0.2)	(1.5)	(29.5)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1

Increase in cash and cash equivalents	—	21.6	2.1	—	23.7
Cash and cash equivalents, beginning of year	—	310.5	67.7	—	378.2

Cash and cash equivalents, end of quarter	$—	$332.1	$69.8	$—	$401.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. On August 17, 2007, we announced that we had completed the acquisition of The Stride Rite Corporation (“Stride Rite”), and changed our name to Collective Brands, Inc. Unless otherwise noted below, the following discussion relates to the results and operations of Payless ShoeSource and does not include the results of operations of Stride Rite.
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of our business include, but are not limited to, the following: the risk that we will not be able to integrate recently acquired businesses successfully, or will take longer than anticipated; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; litigation including intellectual property and employment litigation; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2006 Annual Report on Form 10-K for the fiscal year ended February 3, 2007, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
We are one of the largest footwear retailers in the western hemisphere, with 4,560 retail stores in 15 countries and territories as of the twenty-six weeks ended August 4, 2007 (“second quarter”). Our Payless ShoeSource retail stores in the United States, Canada, the Caribbean, Central America, and South America sell a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Our stores feature several designer and mainstream footwear brands including Abaete for Payless, Airwalk®, American Eagle™, Champion® and Spalding®. We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
Our strategy focuses on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations.
By offering on-trend targeted product, we successfully build a connection with our customers. We interpret fashion trends timely and translate this into on-trend product in our stores through an extensive due diligence process. Beginning about a year in advance, we review key fashion markets worldwide. We employ trend services and examine the industry’s ready-to-wear forecasts; then, we test product. By doing so, we gain valuable intelligence well in advance of the seasons’ arrival. We refine our ideas, commit to a product assortment, and display that assortment in our stores at about the same time as other fashion-conscious higher-priced competitors. Customers demand on-trend products, but have different definitions of what that means. So we inspire possibilities for the classic woman, the fashion woman, for juniors, and for children. Importantly, we believe customers can be on-trend at a great value.

Customers will always find segmented pricing at Payless with good-better-best price points. Through elements of promotion and pricing tiers, we plan to maintain market share with budget-oriented shoppers while driving the opportunity to increase market share with expressive customers.
The next component of our strategy is brand marketing effectiveness, and the development of a “House of Brands” architecture in our overall Payless brand positioning. We are building, licensing and buying appropriate authentic and aspirational brands to cover our major customer segments. As we continue to increase the proportion of branded footwear in our assortment, we will have more pricing flexibility to increase the average selling price per unit. In the second quarter, we announced the launch of new branded programs for the fall season: Hannah Montana, Dexter and Lela Rose for Payless. Our first Hannah Montana line, made in partnership with Disney and exclusive to Payless, will hit all stores in September with footwear and accessories. Dexter branded footwear will launch early in the fourth quarter in about 600 stores. The Dexter line, for which we are the exclusive retailer, addresses the traditional and updated customer segment in both men’s and women’s. The Lela Rose for Payless collection features “Classics with a Twist” for women and is now being sold in over 400 stores. The results of our branded programs validate our strategy and demonstrate that we have additional sales and gross margin expansion opportunities ahead.
Two new store designs improve our ability to showcase our merchandise, improve the in-store experience for our customers, and further support the Payless brand identity. The first design, known as “hot zone,” is the design for virtually all of our store openings. As of the end of the second quarter of 2007, we had 334 stores in this format. We anticipate about another 150 hot zones by year-end 2007. The second design is known as the Payless Fashion LabTM concept. This store format allows customers to shop by style first rather than size. It also incorporates several improvements to the store environment such as lighting, gondolas and sight lines. As of the end of the second quarter of 2007, we had 15 fashion lab stores. We expect to open approximately five more this year. We have made significant investments in our new formats and have value-engineered them, and we will be rolling these changes forward in order to generate a higher financial return. We are also creating a great shopping experience through improved store operations execution. Our passionate and skilled store teams offer friendly helpful service. In the first six months, we improved our conversion rate and average number of units per transaction versus the prior year period.
The last major component of our strategy is improving the efficiency of our operations. An example of this strategy is our shift to a dual distribution center model. The new dual model allows us to better service our customer base, which is located predominately on the nation’s coasts and borders, compared to operating our distribution center located in Topeka, Kansas. The distribution center investments improve speed-to-market and replenishment of product. Stores should receive on-trend targeted product on a more timely basis. The distribution center initiative also reduces our disaster recovery and business interruption risk. We successfully opened our West Coast distribution center in California in the second quarter of 2007, and plan to open another distribution center in Ohio in the summer of 2008. Once both new distribution centers are operating satisfactorily, we plan to close our current distribution center in Topeka, Kansas.
Investing in our business will remain a top priority. These investments will take place on a variety of levels. We are increasing the total amount of capital investments driven mostly by supply chain. We will continue to invest in all elements of our business that impact the customer experience, while ensuring that an efficient supporting infrastructure is in place.
Second Quarter Results
For the second quarter of 2007, total sales decreased 1.0%, or $6.8 million, to $699.3 million as compared to the second quarter of the prior year. Same-store sales, one of the key indicators we consider as a measure of performance, decreased 1.4% in the second quarter of 2007. Gross margin was 34.4% of sales in the second quarter of 2007, versus 34.6% in the second quarter of 2006. For the first six months of 2007, total sales increased 1.9%, or $27.3 million, to $1,427.9 million as compared to the first six months of 2006. Same-store sales increased 1.8%. Gross margin was 35.7% of sales in the first six months of 2007 and 2006.
Our cash and cash equivalents balance at the end of the 2007 second quarter was $327.4 million, a decrease of $44.0 million from the end of 2006 and a decrease of $74.5 million from the 2006 second quarter. We had no short-term investments at the end of the 2007 second quarter, compared to $90.0 million at the end of 2006 and $39.0 million at the second quarter of 2006. Total inventories at the end of the 2007 second quarter were $370.0 million, an increase of $19.3 million from the 2006 second quarter. Total inventory at cost per store increased by 6.0% compared to the same period last year. We believe that our inventory is well positioned, with a low level of aged merchandise.
Acquisitions
On March 30, 2007, we acquired 100% of the partnership interest of Collective International, LP (“Collective Licensing”) for $91.1 million, net of cash acquired of $1.1 million, including transaction costs. We acquired Collective Licensing, a brand development and licensing company, to further develop our “House of Brands” strategy.

For the preliminary purchase price allocation, see Note 2, Acquisition, of the Notes to Condensed Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.
On August 17, 2007, we announced that we had completed the acquisition of Stride Rite and officially changed our name to Collective Brands, Inc. The transaction consisted of an aggregate payment to Stride Rite shareholders, option holders and other equity holders of approximately $800 million. The acquisition was financed with approximately $175 million in cash-on-hand and the net proceeds from a $725 million term loan (the “Term Loan Facility”). On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of the variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. On August 17, 2007, we also amended our $200 million senior secured revolving credit facility (the “Revolving Loan Facility”) to increase the borrowing capacity to $350 million. Both the Term Loan Facility and the Revolving Loan Facility are guaranteed by all of the direct and indirect wholly owned domestic subsidiaries of the Company (including Stride Rite and its domestic wholly owned subsidiaries) and secured by substantially all assets of the Company and the guarantors. There was nothing drawn on the Revolving Loan Facility as of the closing of the acquisition and thereafter the facility will be available as needed for general corporate purposes.
Collective Brands, Inc., as a holding company, will operate three standalone business units – Payless ShoeSource, Stride Rite, and Collective Licensing.
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
New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact the adoption of SFAS No. 157 will have on our consolidated financial statements.
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
Review Of Operations
The following discussion summarizes the significant factors affecting operating results for the second quarter and first six months ended August 4, 2007 (“2007”) compared to July 29, 2006 (“2006”).
Net Earnings
We recorded net earnings of $24.9 million in the second quarter of 2007 compared with net earnings of $32.5 million in the second quarter of 2006. For the first six months of 2007, net earnings were $63.8 million compared with $68.5 million in the 2006 comparable period.

The following table presents the components of costs and expenses, as a percent of net sales, for the second quarter and first six months of 2007 and 2006.

	Second Quarter		First Six Months
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.6	65.4	64.3	64.3

Gross margin	34.4	34.6	35.7	35.7
Selling, general and administrative expense	28.7	27.4	28.8	28.0

Operating profit from continuing operations	5.7	7.2	6.9	7.7
Interest expense (income), net	0.1	(0.1)	0.1	—

Earnings from continuing operations before income taxes and minority interest	5.6	7.3	6.8	7.7
Effective income tax rate*	32.8	34.0	32.3	34.2

Earnings from continuing operations before minority interest	3.7	4.8	4.6	5.0
Minority interest, net of income taxes	(0.2)	(0.1)	(0.1)	—

Net earnings from continuing operations	3.5	4.7	4.5	5.0
Earnings (loss) from discontinued operations, net of income taxes and minority interest	0.1	(0.1)	—	(0.1)

Net earnings	3.6%	4.6%	4.5%	4.9%

*	Percent of pre-tax earnings
Net Sales
Net sales, recognized at the time the sale is made to the customer, are net of estimated returns and current promotional discounts and exclude sales tax. Same-store sales are calculated on a weekly basis. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Same-store sales for the second quarter and first six months of 2007 and 2006 exclude all stores in Japan and the South American and Central American Regions.
Sales percent increases (decreases) are as follows:

	Second Quarter		First Six Months
	2007	2006	2007	2006

Net sales	(1.0)%	1.8%	1.9%	0.9%
Same-store sales	(1.4)	2.2	1.8	1.3
Average selling price per unit	1.2	12.9	1.7	13.0
Unit volume	(2.4)	(9.7)	0.3	(10.8)
Footwear average selling price per unit	1.8	12.3	2.0	11.7
Footwear unit volume	(2.8)	(8.3)	0.1	(8.4)
Non-footwear average selling price per unit	(3.5)	7.4	(1.8)	7.3
Non-footwear unit volume	(0.1)	(17.1)	1.2	(20.5)
Net sales for the 2007 second quarter totaled $699.3 million compared with $706.1 million in the 2006 second quarter. Same-store sales decreased in the second quarter of 2007 compared to 2006, due to underperformance in sandals, partially offset by positive performance in athletics, women’s casual, canvas and sport.
Net sales for the first six months of 2007 totaled $1,427.9 million compared with $1,400.6 million in the first six months of 2006. Same-store sales increased in the first six months of 2007 from 2006, primarily due to positive performance in women’s casual, canvas and sport, partially offset by underperformance in sandals.
Cost of Sales
Cost of sales includes cost of merchandise sold and our buying, occupancy, warehousing and product movement costs, as well as depreciation of stores and the distribution centers. Cost of sales was $458.7 million in the 2007 second quarter, down 0.7% from $462.1 million in the 2006 second quarter. For the first six months of 2007, cost of sales was $918.4 million, up 2.0% from $900.8 million in the first six months of 2006.

As a percentage of net sales, cost of sales was 65.6% in the second quarter of 2007, compared with 65.4% in the second quarter of 2006. In the first six months of 2007 and 2006, as a percentage of net sales, cost of sales was 64.3%. The increase in cost of sales as a percentage of net sales during the second quarter was due to $3.6 million (pre-tax) of costs related to our distribution center initiative and net incremental income of $1.6 million related to hurricane insurance recoveries received in 2006 over insurance recoveries received in 2007. Of the $3.6 million pre-tax costs related to our distribution center initiative, $2.0 million represents exit costs associated with the closing of the Topeka distribution center and $1.6 million relates to start-up expenses associated with our Redlands, California distribution center.
Total exit costs are currently estimated to be approximately $13 million, consisting of approximately $4 million of non-cash accelerated depreciation expenses, approximately $7 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed. Actual results could vary from these estimates.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $201.0 million in the second quarter of 2007, an increase of 3.9% from $193.5 million in the second quarter of 2006. For the first six months of 2007, selling, general and administrative expenses were $410.9 million, an increase of 4.7% from $392.6 million in the 2006 period.
As a percentage of net sales, selling, general and administrative expenses were 28.7% during the second quarter of 2007 compared with 27.4% in the second quarter of 2006. For the first six months of 2007, selling, general and administrative expenses as a percentage of net sales were 28.8% compared with 28.0% in the 2006 period.
The increase, as a percentage of net sales, in the second quarter of 2007 primarily reflects the result of 0.7 percentage points of additional payroll and related costs, 0.4 percentage points of additional professional services costs and 0.3 percentage points related to Visa Check/Mastermoney Antitrust settlement proceeds received in the second quarter of 2006, partially offset by a 0.3 percentage point reduction in advertising costs and a 0.3 percentage point reduction in employee incentive program costs.
The increase, as a percentage of net sales, in the first six months of 2007 primarily reflects the result of 0.2 percentage points of additional professional services costs, 0.1 percentage points of additional payroll and related costs, a 0.1 percentage point increase in credit card fees and 0.2 percentage points related to Visa Check/Mastermoney Antitrust settlement proceeds received in the second quarter of 2006, partially offset by a 0.4 percentage point reduction in employee incentive program costs.
Interest (Income) Expense
Interest income and expense components were:

	Second Quarter		First Six Months
(dollars in millions)	2007	2006	2007	2006

Interest expense	$4.8	$4.5	$9.6	$9.4
Interest income	(4.0)	(5.2)	(8.7)	(10.0)

Interest expense, net	$0.8	$(0.7)	$0.9	$(0.6)

Interest income in the second quarter and first six months of 2007 decreased due primarily to a decrease in average cash and cash equivalents and short-term investments balances.
Income Taxes
Our effective income tax rate on continuing operations was 32.8% during the second quarter of 2007 compared to 34.0% in the second quarter of 2006. Our effective income tax rate on continuing operations was 32.3% during the first six months of 2007 compared to 34.2% during the first six months of 2006. The favorable difference in the overall effective tax rate is due to the reinstatement of certain federal employment credits as well as a decrease in the effective tax rates related to our international operations. In total for fiscal 2007, the effective income tax rate is expected to be approximately 33%, including discreet events known at this time. For additional information regarding our income taxes, please see Note 11, Income Taxes, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Minority Interest, Net of Income Taxes
Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations.

Discontinued Operations
Discontinued operations include Parade and Japan retail operations. The earnings from discontinued operations of $0.2 million and $0.1 million, net of income taxes, during the second quarter and first six months of 2007, respectively, primarily relates to accrual adjustments associated with Parade contract termination costs. The loss from discontinued operations of $0.5 million and $1.3 million, net of income taxes and minority interest, during the second quarter of 2006 and first six months of 2006, respectively, relates to lease termination costs associated with the exit from Parade as well as Japan operating losses.
International Segment Operating Results
Our international segment includes retail operations in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands. The following table summarizes the operating results of the international segment:

	Second Quarter		First Six Months
	2007	2006	2007	2006

Revenues from external customers	$107.4	$101.5	$198.7	$182.9
Operating profit from continuing operations	12.9	12.8	18.6	17.4
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
The increase in operating profit from continuing operations for the second quarter and the first six months of 2007 compared to 2006 is due to increased sales and improved gross margin percentages in Latin America, partially offset by the results of Canada.
Store Activity
As of August 4, 2007, we operated 4,560 retail shoe stores offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, and the Central and South American Regions. The following table presents the change in store count for the entire company for the second quarter and first six months of 2007 and 2006. We consider a store relocation to be both a store opening and a store closing.

	Second Quarter		First Six Months
	2007	2006	2007	2006

Beginning of period	4,564	4,602	4,572	4,605
Stores opened	35	38	73	90
Stores closed	(39)	(56)	(85)	(111)

Ending store count	4,560	4,584	4,560	4,584

As of August 4, 2007, we operated 153 stores in the Central America Region, 31 stores in the South America Region and 316 stores in Canada.
Liquidity and Capital Resources
We ended the second quarter of 2007 with a cash and cash equivalents balance of $327.4 million, a decrease of $74.5 million over the 2006 second quarter, and no short-term investments, a decrease of $39.0 million over the 2006 second quarter. The year-to-year decreases were due primarily to the acquisition of Collective Licensing. Internally generated cash flow from operations is expected to be the most important component of our capital resources.
As of August 4, 2007, our foreign subsidiaries and joint ventures had $154.7 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
On August 17, 2007, we entered into a term loan credit agreement that provided a $725 million term loan (the “Term Loan Facility”). The Term Loan Facility will mature on August 17, 2014. The Term Loan Facility will amortize quarterly in annual amounts of 1.0% of the original amount, with the final installment payable on the maturity date. The Term Loan Agreement provides for customary mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction so long as the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0:1.0. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the term loan credit agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans. The Term Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. All of our direct and indirect wholly owned domestic subsidiaries will guarantee the term loan. We expect our lease adjusted leverage ratio to return to pre-acquisition levels within two to three years of the acquisition’s consummation.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $62.4 million in the first six months of 2007, compared with $96.2 million for the same period in 2006. As a percentage of net sales, cash flow from operations was 4.4% in the first six months of 2007, compared with 6.9% in the same period in 2006. The significant changes in cash flow during the first six months of 2007 as compared with the 2006 period relate to net negative cash flow from working capital changes including accounts payable and accrued expenses.
Cash Flow Used in Investing Activities
In the 2007 first quarter, we acquired 100% of the partnership interest of Collective Licensing for $91.1 million, net of cash acquired, including transaction costs. In addition, we spent $2.1 million related to Stride Rite acquisition costs. Our capital expenditures totaled $93.0 million during the first six months of 2007, compared with $52.8 million for the same period in 2006. Total capital expenditures in 2007 are expected to be approximately $175 million. We intend to use internal cash flow and available financing from our $350 million Revolving Loan Facility to finance all of these expenditures.
Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Six Months
	2007		2006
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Stock repurchase program	$19.7	595	$56.0	2,351
Employee stock purchase, deferred compensation and stock incentive plans	1.0	27	0.5	24

	$20.7	622	$56.5	2,375

Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $31.9 million of common stock. This limit may increase or decrease on a quarterly basis based upon our net earnings. As of August 4, 2007, we had approximately $269.6 million of remaining common stock repurchase authorization from our Board of Directors.
As of August 4, 2007, we maintained a $200 million senior secured revolving credit facility (the “Revolving Loan Facility”). Funds borrowed under the Revolving Loan Facility are secured by domestic merchandise inventory and receivables. In April 2006, we entered into its First Amendment to the Revolving Loan Facility. Among other things, the amendment extends the term of the Revolving Loan Facility until January 15, 2011, allows us to increase the maximum borrowing amount up to $250 million from $200 million prior to expiration of the Revolving Loan Facility, and decreases the quarterly commitment fee payable on the unborrowed balance from 0.30% to 0.25%. The Revolving Loan Facility bears interest at the London Inter-bank Offered Rate (“LIBOR”), plus a variable margin of 1.0% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels. The variable interest rate including the applicable variable margin at August 4, 2007, was 6.36%. No amounts were drawn on the Revolving Loan Facility as of August 4, 2007. Based on our current borrowing base, we may borrow up to $200.0 million under its Revolving Loan Facility, less $25.8 million in outstanding letters of credit as of August 4, 2007.
On August 17, 2007, we entered into an Amended and Restated Loan and Guaranty Agreement that increased the maximum borrowing amount of the Revolving Loan Facility up to $350 million from the $200 million at August 4, 2007. The Revolving Loan Facility will mature on August 17, 2012. The amended Revolving Loan Facility bears interest at the LIBOR, plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels. The Revolving Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of August 4, 2007, we were in compliance with all covenants. As of August 4, 2007, the fair value of the Notes was $190.0 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

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
We believe that our liquid assets, cash generated from operations and the Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for the next twelve months and thereafter for the foreseeable future.
Financial Commitments
During the first quarter of 2007, we entered into a lease agreement related to our new Ohio distribution center. The lease, which is expected to commence in early 2008, has a base term of fifteen years. The following summarizes annual rent expense per year under the lease:

(dollars in millions)

Years 1-5	$2.5
Years 6-10	2.8
Years 11-15	3.0
On August 17, 2007, we completed the acquisition of Stride Rite. The transaction consisted of an aggregate payment to Stride Rite shareholders, option holders and other equity holders of approximately $800 million, as well as the repayment of existing debt and other transaction costs. For additional information on the acquisition, see the discussion under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 18, Subsequent Events, of the Notes to Condensed Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.
In conjunction with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), our liability for unrecognized tax benefits, including interest and penalties, is $43.9 million as of August 4, 2007. Of this amount, we estimate that $0.7 million will be paid in less than one year. We are unable to make a reasonably reliable estimate of the amount and period of related future payments on the remaining balance.
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
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	August 4,	July 29,	February 3,
	2007	2006	2007

Current Ratio	2.6	2.6	2.4
Debt-capitalization Ratio*	21.1%	22.7%	22.6%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 62.8%, 62.9% and 63.5%, respectively, for the periods referred to above.
Critical Accounting Policies
In accordance with accounting for business combinations under SFAS No. 141 “Business Combinations,” we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.
We use all available information to estimate fair values. We typically engage outside appraisal firms to assist management in the fair value determination of identifiable intangible assets such as tradenames, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date when information that is known to be available or obtainable is obtained.
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
In July 2006, the FASB issued FIN 48, which became effective for us beginning in 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. Our estimates of the tax benefit from uncertain tax positions may change in the future due to new developments in each matter.
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended February 3, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at August 4, 2007; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years.
Foreign Currency Risk
We have retail operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the six months ended August 4, 2007, and July 29, 2006, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
In the second quarter of 2007, approximately 93% of our footwear, based on cost, was sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of August 3, 2007, the last day of trading in our quarter, the exchange rate was 7.58 Yuan per U.S. dollar.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject.
On or about February 5, 2004, a complaint was filed against us in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. We have filed an answer. A pre-trial conference was held on November 13, 2006, during which the trial judge indicated that he was transferring the case to a new judge for all further proceedings. The case subsequently was assigned to Judge George P. Schiavelli and a status conference was held on January 29, 2007. During that status conference, Judge Schiavelli set a February 5, 2008 trial date, with the pretrial conference to be held on January 7, 2008. On October 12, 2006, we filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. We have moved to dismiss the California action filed by St. Paul, which was granted on February 12, 2007. On November 2, 2006, St. Paul removed the action from state court to the U.S. District Court for the District of Kansas. Also, on November 2, 2006, St. Paul moved to transfer the Kansas action to the U.S. District Court for the Central District of California, which was denied on January 10, 2007. On January 23, 2007, St. Paul filed a motion to stay the Kansas Action until the underlying lawsuit is resolved, which was granted on March 2, 2007. We believe we have meritorious defenses to the claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of the loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flows.
On or about December 20, 2001, a First Amended Complaint was filed against us in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. We have filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. We requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, we filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. By Order dated July 9, 2007, the case was assigned to a new judge for trial who subsequently set the pretrial conference for April 1, 2008 and a 14-day trial beginning April 8, 2008. We believe we have meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flows.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. Our wholly-owned subsidiary, Collective Licensing International LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the Administrative Law Judge entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing has been set for September 7-14, 2007, and the deadline for an initial determination by the Administrative Law Judge is April 11, 2008. We believe we have meritorious defenses to the claims asserted in the lawsuits and have filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flows.
ITEM 1A. RISK FACTORS
In addition to our risk factors disclosed in our 2006 Annual Report on Form 10-K, we now have the following risk factors.
Consumer Trends and Our Wholesale Business
The fashion and retail industries are subject to sudden shifts in consumer trends and consumer spending, on which our results are, in part, dependent. Consumer spending may be influenced by consumers’ disposable income, which may fluctuate upon a number of factors, including general economic conditions, consumer confidence and business conditions. Moreover, consumer acceptance of our new products may fall below expectations and the launch of new product lines may be delayed. The results of our wholesale businesses are affected by the buying plans of our customers, which include large department stores, as well as smaller retailers. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store chain, to decrease the amount of footwear products purchased from us. In addition, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways that could decrease the number of stores or the amount of shelf space that carry our products. We also face a risk that our wholesale customers could develop in-house brands or utilize the private labeling of footwear products. The impact that e-commerce will continue to have on the retail industry in the future is uncertain and may adversely affect our business. Additionally, the strength or weakness of the overall economy as well as severe weather conditions can have a substantial effect on our business.
Retention of Major License
Our Stride Rite business has derived significant revenues and earnings in the past from its exclusive licensing agreement with Tommy Hilfiger Licensing, Inc. to produce and sell Tommy Hilfiger branded footwear. The Tommy Hilfiger license was amended and renewed for a term expiring December 31, 2008. Whether the license with Tommy Hilfiger will remain in effect depends, in part, on our achieving certain minimum sales levels for the licensed products and our ability to negotiate an extension of the agreement. We did not meet the minimum sales threshold for the period ended March 31, 2007. There can be no assurance that we will be able to meet such threshold in the future. In addition, Tommy Hilfiger Licensing, Inc. may have a right to terminate the Tommy Hilfiger license as a result of our acquisition of Stride Rite. We believe we enjoy a good relationship with Tommy Hilfiger Licensing, Inc. and it is our intention to continue this license. Tommy Hilfiger Corp., the parent company of Tommy Hilfiger Licensing, Inc., was acquired by Apax Partners during 2006. If we were to lose the Tommy Hilfiger license, it could have a material adverse effect on our Stride Rite business. The aggregate revenues produced by Stride Rite’s Tommy Hilfiger licenses were approximately $93 million in fiscal 2006.
Intellectual Property Risk
We believe that our patents and trademarks are important to our business and are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or whether that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. Finally, we cannot be sure that our activities will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended August 4, 2007, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)

05/06/07 — 06/02/07	14	$35.91	—	$274.1
06/03/07 — 07/07/07	141	32.35	139	269.6
07/08/07 — 08/04/07	4	30.23	2	269.6

Total	159	$32.61	141	$269.6

(1)	Includes an aggregate of approximately eighteen thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	In 2001, our Board of Directors approved the repurchase of our common stock having a value of up to $250 million in the aggregate pursuant to the Program. On March 2, 2007, our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A Special Meeting of Stockholders of the Registrant was held on August 14, 2007. At the Special Meeting of Stockholders of the Registrant held on August 14, 2007, action was taken with respect to the proposed amendment to the Certificate of Incorporation to effect a change of our name from Payless ShoeSource, Inc. to Collective Brands, Inc.: 61,231,178 shares were voted for the amendment while authority was withheld with respect to 308,860 shares, and 55,190 abstained. Also, stockholders voted on a proposal to allow the adjournment or postponement of the special meeting, if necessary or appropriate, to solicit additional proxies if insufficient votes existed at the time of the special meeting to adopt the proposal to amend the Certificate of Incorporation: 36,778,117 shares were voted for the proposal with 24,653,101 shares against, while 164,010 abstained.
ITEM 6. EXHIBITS
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

COLLECTIVE BRANDS, INC.

Date: September 12, 2007	By:	/s/ Matthew E. Rubel
Matthew E. Rubel
Chief Executive Officer and President
(Principal Executive Officer)

Date: September 12, 2007	By:	/s/ Ullrich E. Porzig
Ullrich E. Porzig
Senior Vice President — Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)