Form 10-Q
period 2007-11-03
COLLECTIVE BRANDS, INC.
filed 2007-12-12
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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
Common Stock, $.01 par value
65,506,354 shares as of December 6, 2007

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 3, 2007
INDEX

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales	$830.7	$703.4	$2,258.6	$2,104.0
Cost of sales	563.5	462.1	1,481.9	1,362.9

Gross margin	267.2	241.3	776.7	741.1
Selling, general and administrative expenses	239.6	196.8	650.5	589.4
Restructuring charges	(0.1)	0.4	0.2	0.7

Operating profit from continuing operations	27.7	44.1	126.0	151.0
Interest expense	18.1	4.8	27.7	14.2
Interest income	(2.9)	(5.6)	(11.6)	(15.6)

Earnings from continuing operations before income taxes and minority interest	12.5	44.9	109.9	152.4
(Benefit) / provision for income taxes	(15.1)	13.3	16.4	50.1

Earnings from continuing operations before minority interest	27.6	31.6	93.5	102.3
Minority interest, net of income taxes	(2.0)	(1.0)	(4.2)	(1.9)

Net earnings from continuing operations	25.6	30.6	89.3	100.4
Loss from discontinued operations, net of income taxes and minority interest	(0.1)	(1.7)	—	(3.0)

Net earnings	$25.5	$28.9	$89.3	$97.4

Basic earnings per share:
Earnings from continuing operations	$0.40	$0.47	$1.38	$1.52
Loss from discontinued operations	—	(0.03)	—	(0.05)

Basic earnings per share	$0.40	$0.44	$1.38	$1.47

Diluted earnings per share:
Earnings from continuing operations	$0.39	$0.46	$1.36	$1.49
Loss from discontinued operations	—	(0.03)	—	(0.04)

Diluted earnings per share	$0.39	$0.43	$1.36	$1.45

Basic Weighted Average Shares Outstanding	64.6	65.4	64.6	66.2
Diluted Weighted Average Shares Outstanding	65.3	66.4	65.7	67.2
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	November 3,	October 28,	February 3,
	2007	2006	2007

ASSETS
Current Assets:
Cash and cash equivalents	$301.3	$389.0	$371.4
Short-term investments	—	83.4	90.0
Restricted cash	—	2.0	2.0
Receivables, net of allowance for doubtful accounts as of November 3, 2007 of $0.7	93.6	15.8	14.8
Inventories	476.1	349.2	361.9
Current deferred income taxes	15.1	18.0	15.6
Prepaid expenses	94.9	41.3	46.5
Other current assets	14.9	3.2	3.3
Current assets of discontinued operations	0.8	1.4	1.1

Total current assets	996.7	903.3	906.6

Property and Equipment:
Land	10.8	7.4	6.6
Property, buildings and equipment	1,422.6	1,241.1	1,245.1
Accumulated depreciation and amortization	(892.4)	(843.7)	(830.5)

Property and equipment, net	541.0	404.8	421.2
Intangible assets, net	564.8	40.1	39.6
Goodwill	314.6	5.9	5.9
Deferred income taxes	1.4	31.1	37.7
Other assets	43.3	19.7	16.4

Total Assets	$2,461.8	$1,404.9	$1,427.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7.5	$0.9	$0.4
Notes payable	—	2.0	2.0
Accounts payable	159.3	166.2	185.6
Accrued expenses	214.4	204.1	190.2
Current liabilities of discontinued operations	1.5	2.1	2.1

Total current liabilities	382.7	375.3	380.3

Long-term debt	918.6	201.7	201.7
Deferred income taxes	132.0	—	—
Other liabilities	221.3	118.2	132.6
Minority interest	13.5	10.5	12.7
Commitments and contingencies (Note 16)
Shareowners’ equity	793.7	699.2	700.1

Total Liabilities and Shareowners’ Equity	$2,461.8	$1,404.9	$1,427.4

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended
	November 3,	October 28,
	2007	2006

Operating Activities:
Net earnings	$89.3	$97.4
Loss from discontinued operations, net of income taxes and minority interest	—	3.0
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	6.1	7.2
Depreciation and amortization	81.4	67.5
Provision for losses on accounts receivable	0.7	—
Share-based compensation expense	10.7	8.3
Deferred income taxes	(4.7)	4.5
Minority interest, net of income taxes	4.2	1.9
Income tax benefit from share-based compensation	2.6	4.7
Excess tax benefit from share-based compensation	(2.4)	(4.2)
Interest income on held-to-maturity investments	(0.6)	(2.2)
Changes in working capital, exclusive of the effects of acquisitions:
Receivables, net	22.5	1.8
Inventories	76.0	(16.2)
Prepaid expenses and other current assets	(33.1)	(5.9)
Accounts payable	(76.7)	(4.9)
Accrued expenses	(16.5)	38.6
Other assets and liabilities, net	22.0	(1.5)
Net cash used in discontinued operations	(0.3)	(3.9)

Cash flow provided by operating activities	181.2	196.1

Investing Activities:
Capital expenditures	(128.0)	(89.6)
Restricted cash	2.0	—
Proceeds from sale of property and equipment	2.9	3.2
Intangible asset additions	—	(15.1)
Purchases of investments	(6.1)	(160.7)
Sales and maturities of investments	96.7	138.5
Acquisition of businesses, net of cash acquired	(876.9)	—

Cash flow used in investing activities	(909.4)	(123.7)

Financing Activities:
Repayment of notes payable	(2.0)	—
Issuance of debt	725.0	—
Repayment of debt	(51.5)	(2.2)
Payment of deferred financing costs	(8.1)	(0.2)
Issuances of common stock	8.3	27.7
Purchases of common stock	(21.2)	(91.6)
Excess tax benefit from share-based compensation	2.4	4.2
Distributions to minority owners	(2.4)	(1.0)
Contributions from minority owners	—	1.2

Cash flow provided by (used in) financing activities	650.5	(61.9)

Effect of exchange rate changes on cash	7.6	0.3

(Decrease) increase in cash and cash equivalents	(70.1)	10.8
Cash and cash equivalents, beginning of year	371.4	378.2

Cash and cash equivalents, end of quarter	$301.3	$389.0

Supplemental cash flow information:
Interest paid	$11.2	$19.3
Income taxes paid	$19.6	$22.6
Non-cash investing and financing activities:
Accrued capital additions	$23.7	$8.6
Accrued capital lease addition	$1.2	$—
Accrued financing costs	$0.7	$—
Accrued intangible asset additions	$—	$10.0
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Interim Results.
On August 16, 2007, Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) amended the Company’s Certificate of Incorporation to change the Company’s name from Payless ShoeSource, Inc. to Collective Brands, Inc. These unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 45-82) in the Company’s 2006 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in the Central and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. During the third quarter of 2006, the Company exited retail operations in Japan, closing its one store location. As discussed in Note 5 below, the financial information for Japan retail operations has been classified as discontinued operations for all periods presented. Certain reclassifications have been made to prior period balances to conform to the current presentation. The results for the thirteen and thirty-nine week period ended November 3, 2007, are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending February 2, 2008.
Note 2 – Acquisitions.
Stride Rite
On August 17, 2007, the Company completed the acquisition (the “Acquisition”) of 100% of the equity of The Stride Rite Corporation (“Stride Rite”). The purchase price of Stride Rite was approximately $785.8 million, net of cash acquired of $22.7 million, including transaction costs. The Acquisition was financed with cash-on-hand and the net proceeds from a $725 million term loan. The Acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, net assets were recorded at their estimated fair values, and operating results are included from the date of acquisition. The purchase price was allocated on a preliminary basis using information currently available. The Company is still in the process of integrating Stride Rite and may have additional costs associated with this integration including costs related to employee severance, asset valuation and contract termination. The allocation of the purchase price to the assets and liabilities acquired will be finalized when information that is known to be available or obtainable is obtained. As the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill associated with this transaction was recorded in the condensed consolidated balance sheet. The purchase price in excess of the value of Stride Rite’s net assets reflects the strategic value the Company placed on Stride Rite’s wholesale and retail businesses. The Company believes it will benefit from synergies as Stride Rite’s operations are integrated with the Company’s existing operations. $41.0 million of the goodwill associated with this transaction is included in the Stride Rite Retail segment and $233.4 million of the goodwill associated with this transaction is included in the Stride Rite Wholesale segment. None of the goodwill associated with this acquisition is deductible for tax purposes.

The preliminary purchase price allocation, net of cash acquired, was as follows:

(In millions)

Receivables	$96.5
Inventories	184.8
Other current assets	25.0

Total current assets	306.3
Property and equipment	68.1
Goodwill	274.4
Indefinite lived Trademarks	391.1
Finite lived intangible assets*	83.7
Other assets	10.7

Total assets acquired	1,134.3

Accounts payable	(53.4)
Accrued expenses and other current liabilities	(50.0)

Total current liabilities	(103.4)
Long-term debt	(46.0)
Long-term deferred tax liabilities	(179.2)
Other long-term liabilities	(19.9)

Total liabilities	(348.5)

Net assets acquired	$785.8

*	Finite lived intangible assets will be amortized as follows:

	Fair Value	Weighted Average
Type	(in millions)	Remaining Useful Life

Trademarks	$7.2	8 Years
Customer Relationships	66.6	8 Years
Customer Backlog	2.2	0.75 Years
Other Intangibles	7.7	5 Years

	$83.7

Identification and allocation of value assigned to the identified intangible assets is based on the provisions of SFAS No. 141. The Company utilized a valuation specialist to assist management in its determination of the fair value of identified intangible assets. The fair value was estimated by performing three generally accepted valuation approaches (as applicable): the income approach, the market approach and the cost approach. Under the income approach, valuations include a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value using a rate that is commensurate with the perceived risk. Under the market approach, the fair value of a business or asset reflects the price at which comparable businesses or assets are purchased under similar circumstances. Under the cost approach, the value of an asset is estimated using the current cost to purchase or replace the asset. The projected cash flow assumptions included considerations for contractual relationships, customer attrition, and market competition.
As part of the purchase price, the Company incurred exit costs as a result of the Stride Rite acquisition. As of November 3, 2007, these costs include employee severance costs of $10.9 million and contract termination costs of $0.1 million.
Collective Licensing
Effective March 30, 2007, the Company acquired 100% of the partnership interest of Collective International, LP (“Collective Licensing”) for $91.1 million, net of cash acquired of $1.1 million, including transaction costs. Collective Licensing is a brand development, management and licensing company that had previously licensed the Airwalk brand to the Company. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, net assets were recorded at their estimated fair values, and operating results are included in the Payless Domestic segment from the date of acquisition. The purchase price was allocated on a preliminary basis using information currently available. The allocation of the purchase price to the assets and liabilities acquired will be finalized when information that is known to be available or obtainable at the time of the acquisition is obtained. All goodwill is included in the Payless Domestic segment and is deductible for tax purposes.

The preliminary purchase price allocation, net of cash acquired, was as follows:

(dollars in millions)
Current assets	$4.6
Goodwill	34.3
Trademarks(1)	47.7
Customer relationships(2)	9.2
Other intangible assets(3)	0.2
Current liabilities	(4.9)

Net assets acquired	$91.1

(1)	Comprised of $40.6 million with indefinite lives and $7.1 million with finite lives amortized over a weighted-average period of ten years.

(2)	Amortized over a weighted-average period of seven years.

(3)	Comprised of non-compete contracts, amortized over a weighted-average period of three years.
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
Pro forma Financial Information
The following pro forma combined results of operations for the acquisitions of Stride Rite and Collective Licensing have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that will be achieved by the combined company in the future. The pro forma combined results of operations assume that the acquisitions of Stride Rite and Collective Licensing occurred at the beginning of each fiscal year. The results have been prepared by adjusting the historical results of the Company to include the historical results of Stride Rite and Collective Licensing, the incremental interest expense and the impact of the preliminary purchase price allocations discussed above. The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and Stride Rite and Collective Licensing or any estimated costs that will be incurred by the Company to integrate the businesses.

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(dollars in millions, except per share)	2007	2006	2007	2006

Net sales	$854.8	$881.9	$2,688.1	$2,662.0
Net earnings	34.7	22.1	89.3	61.7

Basic earnings per share	$0.54	$0.34	$1.38	$0.93
Diluted earnings per share	$0.53	$0.33	$1.36	$0.92
Note 3 – Exit Costs.
During the first quarter of 2007, the Company’s Board of Directors approved a plan to shift to a dual distribution center model. As part of the plan, the Company intends to open a new distribution center in Brookville, Ohio, which will begin operation in the fall of 2008. This distribution center will be in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. Once both new distribution centers are operating satisfactorily, the Company plans to close its current distribution center in Topeka, Kansas. Total exit costs are currently estimated to be approximately $13 million, consisting of approximately $4 million of non-cash accelerated depreciation expenses, approximately $7 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The exit costs are recorded as costs of sales in the condensed consolidated statement of earnings. Actual results could vary from these estimates.

The significant components of the exit costs incurred as of November 3, 2007, are summarized as follows:

	Costs Incurred		Cash Payments
	13 Weeks Ended	39 Weeks Ended	39 Weeks Ended	Accrual Balance as of
(dollars in millions)	November 3, 2007	November 3, 2007	November 3, 2007	November 3, 2007

Employee severance costs	$0.4	$5.2	$(0.6)	$4.6
Contract termination	—	0.8	(0.8)	—

Accelerated depreciation	0.6	1.8

Total	$1.0	$7.8	$(1.4)	$4.6

The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed which is expected to be in fiscal 2008.
Note 4 – Short-Term Investments.
Short-term investments consisted of the following:

	October 28,	February 3,
(dollars in millions)	2006	2007

Held-to-maturity securities:
Commercial paper	$83.4	$90.0

Total held-to-maturity securities	$83.4	$90.0

Held-to-maturity securities are carried at amortized cost. As of October 28, 2006, and February 3, 2007 the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses. As of November 3, 2007, the Company did not have any short-term investments.
Note 5 – Discontinued Operations.
Payless Domestic Segment
As part of its restructuring efforts in 2004, the Company closed all of its Parade stores and certain underperforming Payless stores. In accordance SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the thirteen and thirty-nine weeks ended November 3, 2007 and October 28, 2006, for Parade and 26 closed Payless stores are classified as discontinued operations within the Payless Domestic segment. The following is a summary of these results:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(dollars in millions)	2007	2006	2007	2006

Loss from discontinued operations before income taxes	$(0.2)	$—	$—	$(0.3)
Benefit for income taxes	(0.1)	—	—	(0.1)

Loss from discontinued operations, net of income taxes	$(0.1)	$—	$—	$(0.2)

Additionally, the condensed consolidated balance sheets include the assets of Parade and the 26 Payless closed stores presented as discontinued operations. As of November 3, 2007, October 28, 2006, and February 3, 2007 the current assets and current liabilities of discontinued operations within the Payless Domestic segment were as follows:

	November 3,	October 28,	February 3,
(dollars in millions)	2007	2006	2007

Assets
Current assets:
Receivables, net	$0.1	$—	$—
Current deferred income taxes	0.6	0.7	0.8
Other current assets	0.1	0.2	0.2

Total current assets of discontinued operations	$0.8	$0.9	$1.0

Liabilities
Current liabilities:
Accrued expenses	$1.5	$2.0	$2.1

Total current liabilities of discontinued operations	$1.5	$2.0	$2.1

Payless International Segment
During 2006, the Company exited its retail operations in Japan, and closed its one store location. In accordance with SFAS No. 144, the results of operations and the balance sheet information for the retail operations in Japan are classified as discontinued operations. As of November 3, 2007, the Company is complete with the exit process. The following is a summary of Japan results and balance sheets of which all activity and balances are components of the Payless International segment:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(dollars in millions)	2007	2006	2007	2006

Net sales	$—	$0.2	$—	$0.8
Cost of sales	—	0.5	—	1.3

Gross margin	—	(0.3)	—	(0.5)
Selling, general and administrative expenses	—	0.8	—	2.3

Loss from discontinued operations before minority interest	—	(1.1)	—	(2.8)
Minority interest	—	0.5	—	1.1

Loss from discontinued operations, net of income taxes minority interest	—	(0.6)	—	(1.7)
Loss on disposal of discontinued operations, net of minority interest of $0.7 for the 13 and 39 weeks ended October 28, 2006	—	(1.1)	—	(1.1)

Loss from discontinued operations, net of minority interest	$—	$(1.7)	$—	$(2.8)

	November 3,	October 28,	February 3,
(dollars in millions)	2007	2006	2007

Assets
Current assets:
Cash and cash equivalents	$—	$0.4	$0.1
Inventories	—	—	—
Other current assets	—	0.1	—

Total current assets of discontinued operations	$—	$0.5	$0.1

Liabilities
Current liabilities:
Accounts payable	$—	$0.1	$—
Accrued expenses	—	—	—

Total current liabilities of discontinued operations	$—	$0.1	$—

Note 6 – Inventories.
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Wholesale inventories are valued at the lower of cost or market using the FIFO method. Raw materials of $1.4 million, $20.9 million and $29.5 million are included in inventories in the condensed consolidated balance sheets at November 3, 2007, October 28, 2006 and February 3, 2007, respectively.
Note 7 – Intangible Assets.
The following is a summary of the Company’s intangible assets:

	November 3,	October 28,	February 3,
(dollars in millions)	2007	2006	2007

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$69.8	$67.6	$67.2
Less: accumulated amortization	(53.6)	(54.0)	(54.4)

Carrying amount, end of period	16.2	13.6	12.8

Trademarks:
Gross carrying amount	14.3	—	—
Less: accumulated amortization	(0.6)	—	—

Carrying amount, end of period	13.7	—	—

Customer relationships and other intangible assets:
Gross carrying amount	79.9	—	0.1
Less: accumulated amortization	(4.2)	—	—

Carrying amount, end of period	75.7	—	0.1

Total carrying amount of intangible assets subject to amortization	105.6	13.6	12.9

Indefinite-lived trademarks	459.2	26.5	26.7

Total intangible assets	$564.8	$40.1	$39.6

The estimated useful life for each class of intangible assets is as follows:

Favorable lease rights	A weighted-average period of 11 years. Favorable lease rights are amortized over the term of the underlying lease, including renewal options in instances where failure to exercise renewals would result in an economic penalty.

Trademarks	5 to 10 years

Customer relationships and other intangible assets	0.75 to 8 years
Customer relationships are amortized on an accelerated basis. All other intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense on intangible assets is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(dollars in millions)	2007	2006	2007	2006

Amortization expense on intangible assets	$4.6	$0.9	$6.7	$2.4

The Company expects amortization expense for the next five years to be as follows (in millions):

Year	Amount

Remainder of 2007	$5.3
2008	20.7
2009	18.2
2010	14.4
2011	11.6
As of November 3, 2007, the carrying amount of goodwill was $314.6 million, compared to $5.9 million at February 3, 2007. The increase in the carrying amount of goodwill during the thirty-nine weeks ended November 3, 2007 was due to the Stride Rite acquisition ($274.4 million) and the Collective Licensing acquisition ($34.3 million). There has been no impairment of goodwill during the thirty-nine weeks ended November 3, 2007.
Note 8 – Long-Term Debt.
On August 17, 2007, the Company entered into a $725 million term loan (the “Term Loan Facility”) and a $350 million Amended and Restated Loan and Guaranty Agreement (the “Revolving Loan Facility” and collectively with the Term Loan Facility, the “Loan Facilities”). The Loan Facilities rank pari passu in right of payment and have the lien priorities specified in an intercreditor agreement executed by the administrative agent to the Term Loan Facility and the administrative agent to the Revolving Loan Facility. The Loan Facilities are senior secured loans guaranteed by substantially all of the assets of the borrower and the guarantors, with the Revolving Facility having first priority in accounts, inventory and certain related assets and the Term Loan Facility having first priority in substantially all of the borrower’s and the guarantors’ remaining assets, including intellectual property, the capital stock of each domestic subsidiary, any intercompany notes owned by the Borrower and the guarantors, and 66% of the stock of non-U.S. subsidiaries directly owned by borrower or a guarantor.
The Revolving Loan Facility matures on August 17, 2012. The Revolving Loan Facility bears interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels and commitment fee payable on the unborrowed balance of 0.25%. The Revolving Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of November 3, 2007, the Company was in compliance of all covenants. The facility will be available as needed for general corporate purposes. The variable interest rate including the applicable variable margin at November 3, 2007, was 5.74%. No amounts were drawn on the Revolving Loan Facility as of November 3, 2007. Based on the Company’s current borrowing base, the Company may borrow up to $344.1 million under its Revolving Loan Facility, less $25.8 million in outstanding letters of credit as of November 3, 2007.
The Term Loan Facility matures on August 17, 2014. The Term Loan Facility amortizes quarterly in annual amounts of 1.0% of the original amount, with the final installment payable on the maturity date. The Term Loan Agreement provides for mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction so long as the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0:1.0. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans. The Term Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of November 3, 2007, the Company was in compliance with all covenants.
On August 17, 2007, as part of the Stride Rite acquisition, the Company acquired and immediately repaid $46.0 million in Stride Rite debt.

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of November 3, 2007, the Company was in compliance with all covenants. As of November 3, 2007, the fair value of the Notes was $199.0 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%
Note 9 – Derivatives.
The Company has entered into an interest rate swap arrangement for $540 million to hedge a portion of its variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. This derivative instrument is designated as a cash flow hedge for accounting purposes, and the change in the fair value of this instrument is recorded as a component of Accumulated Other Comprehensive Income. There was no ineffectiveness in the third quarter of 2007 related to this derivative instrument.
As of November 3, 2007, the Company has recorded $7.3 million in other long term liabilities related to the fair value of the interest rate swap. As of November 3, 2007, there were no realized gains/losses on the interest rate swap in the 13 or 39 weeks then ended as no portion of the interest rate swap settled in those periods. Approximately $0.7 million of the interest rate swap is expected to be recognized in earnings during the next 12 months.
Note 10 – Pension Plan.
The Company has a nonqualified, supplementary defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan and provides for benefits based upon years of service and cash compensation during employment. Management calculates pension expense with the assistance of an outside actuarial firm that uses assumptions prepared by management to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods.
The components of net periodic benefit costs for the plan were:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(dollars in millions)	2007	2006	2007	2006

Components of pension expense:
Service cost	$0.2	$0.2	$0.7	$0.6
Interest cost	0.4	0.3	1.3	1.0
Amortization of prior service cost	0.1	0.1	0.3	0.3
Amortization of actuarial loss	0.2	0.1	0.5	0.2

Total	$0.9	$0.7	$2.8	$2.1

In connection with the Stride Rite acquisition, the Company acquired a non-contributory defined benefit pension plan covering certain eligible Stride Rite associates. Effective December 31, 2006, Stride Rite stopped the accrual of future benefits for this plan. All retirement benefits that employees earned as of December 31, 2006 were preserved. Certain salaried, management, sales and non-production hourly associates accrued pension benefits based on the associate’s service and compensation. Prior to the freezing of the plan, production associates accrued pension benefits at a fixed unit rate based on service. Management calculates pension expense with the assistance of an outside actuarial firm that uses assumptions prepared by management to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The components of net periodic benefit costs for this plan were:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(dollars in millions)	2007	2006	2007	2006

Components of pension expense:
Service cost	$—	$—	$—	$—
Interest cost	0.9	—	0.9	—
Expected return on net assets	(1.0)	—	(1.0)	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial loss	—	—	—	—

Total	$(0.1)	$—	$(0.1)	$—

Note 11 – Share-Based Compensation.
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SAR’s”) and cash-settled stock appreciation rights (“cash-settled SAR’s”), as well as full value vehicles consisting of nonvested shares, nonvested share units and phantom stock units.
The number of shares for grants in 2007 are as follows:

	13 Weeks Ended	39 Weeks Ended
	November 3, 2007
Stock-settled SAR’s(1):
Vest in installments over 3 years	867,719	1,350,378
Cliff vest after 3 years	47,000	290,400

Nonvested Shares:
Performance grant - vests in installments over 3 years(2)	18,298	144,008
Vest in installments over 3 years	350,701	353,121
Cliff vest after 3 years	86,755	141,190

Nonvested Share Units:
Performance grant - cliff vests after 3 years(2)	—	271,113

Cash-settled SAR’s(1):
Vest in installments over 3 years	48,086	70,611
Cliff vest after 3 years	—	14,000

(1)	All of the stock-settled SAR’s issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the SAR.

(2)	Certain nonvested shares and nonvested share units are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of November 3, 2007, the Company has assessed the likelihood that the performance conditions will be met and has recorded the related expense based on the estimated outcome.
Total share-based compensation expense of $10.7 million before tax has been included in the Company’s Condensed Consolidated Statement of Earnings for the thirty-nine weeks ended November 3, 2007. Included in this amount is $4.8 million of expense that was recognized as a result of the grants made in 2007. No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(dollars in millions, except per share amounts)	2007	2006	2007	2006

Cost of sales	$1.3	$0.9	$2.9	$2.4
Selling, general and administrative expenses	3.2	1.9	7.8	5.9

Share-based compensation expense before income taxes	4.5	2.8	10.7	8.3
Tax benefit	(1.7)	(1.0)	(4.1)	(3.0)

Share-based compensation expense after income taxes	$2.8	$1.8	$6.6	$5.3

Effect on:
Basic earnings per share	$0.04	$0.03	$0.10	$0.08
Diluted earnings per share	$0.04	$0.03	$0.10	$0.08

As of November 3, 2007, the Company had unrecognized compensation expense related to nonvested awards of approximately $44.0 million, which is expected to be recognized over a weighted average period of 1.2 years.
Note 12 – Income Taxes.
The Company’s effective income tax rate on continuing operations was (120.8)% during the thirteen weeks ended November 3, 2007, compared to 29.6% during the thirteen weeks ended October 28, 2006. The Company’s effective income tax rate on continuing operations was 14.9% during the thirty-nine weeks ended November 3, 2007, and 32.9% during the thirty-nine weeks ended October 28, 2006. The favorable difference in the overall effective tax rate for 2007 compared to 2006 is due primarily to the acquisition of Stride Rite and the related purchase accounting impact and incremental interest expense in relatively high tax rate jurisdictions. In addition, income in lower tax rate jurisdictions has increased during 2007. In total for fiscal 2007, the effective income tax rate is expected to be approximately 17% including discrete events known at this time. The income tax benefit recognized in the 13 week period ended November 3, 2007 resulted from adjusting the Company’s year-to-date tax provision to reflect the reduced effective tax rate for the year.
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
The Company’s liability for unrecognized tax benefits, including interest and penalties, is $57.8 million and $34.8 million, as of November 3, 2007 and February 4, 2007, respectively. The portions of these balances which will favorably impact the effective tax rate if recognized are $47.5 million and $30.6 million, respectively. The portions of these balances which would reduce the carrying amount of goodwill if recognized are $3.6 million and zero, respectively.
Interest and penalties related to unrecognized tax benefits are included in provision for income taxes in the condensed consolidated statement of earnings. The amount of accrued interest and penalties is $8.3 million and $5.1 million as of November 3, 2007 and February 4, 2007, respectively.
Liabilities for unrecognized tax benefits are included in other liabilities, except for $0.7 million and $0.6 million, which are included in accrued expenses as of November 3, 2007 and February 4, 2007, respectively.
The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through 2004. The U.S. federal income tax returns of Stride Rite have been examined by the Internal Revenue Service through the tax year ended November 2003. With limited exception, the Company is no longer subject to audits of its state and foreign income tax returns for years prior to 2001.
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

Note 13 – Comprehensive Income.
The following table shows the computation of comprehensive income:

(dollars in millions)

13 weeks ended November 3, 2007
Net earnings	$25.5
Foreign currency translation adjustments	9.5
Net derivative instrument fair value change, net of taxes of $2.6 (Note 9)	(4.7)
Amortization of prior service cost and actuarial loss, net of taxes of $0.1	0.2

Total comprehensive income	$30.5

39 weeks ended November 3, 2007
Net earnings	$89.3
Foreign currency translation adjustments	18.8
Net derivative instrument fair value change, net of taxes of $2.6 (Note 9)	(4.7)
Amortization of prior service cost and actuarial loss, net of taxes of $0.3	0.5

Total comprehensive income	$103.9

13 weeks ended October 28, 2006
Net earnings	$28.9
Foreign currency translation adjustments	0.4

Total comprehensive income	$29.3

39 weeks ended October 28, 2006
Net earnings	$97.4
Foreign currency translation adjustments	1.3

Total comprehensive income	$98.7

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.
Effective February 3, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 required the Company to record a transition adjustment to recognize the funded status of postretirement defined benefits plans in its balance sheet as of February 3, 2007. The Company incorrectly presented the $4.7 million effect of the transition adjustment as a reduction of 2006 comprehensive income on its Consolidated Statements of Shareowners’ Equity for the year ended February 3, 2007. Subsequently, the Company became aware that the transition provisions of SFAS No. 158 required that this transition adjustment be presented as a direct adjustment to Accumulated Other Comprehensive Income rather than as part of comprehensive income for the period. The effect of removing the adoption of SFAS No. 158 from comprehensive income changes reported comprehensive income from $110.7 million to $115.4 million. The Company will correctly present the SFAS 158 transition adjustment in its 2007 Annual Report on Form 10-K.

Note 14 – Earnings Per Share.
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled SAR’s, nonvested shares and restricted share units. Diluted earnings per share has been computed as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(dollars in millions, except per share amounts; shares in thousands)	2007	2006	2007	2006

Net earnings from continuing operations	$25.6	$30.6	$89.3	$100.4

Weighted average shares outstanding - basic	64,577	65,382	64,614	66,153
Net effect of dilutive stock options	510	880	802	909
Net effect of dilutive SAR’s	1	—	67	—
Dilutive shares due to nonvested shares	193	122	178	112

Weighted average shares outstanding - diluted	65,281	66,384	65,661	67,174

Diluted earnings per share from continuing operations	$0.39	$0.46	$1.36	$1.49
The Company uses the treasury stock method for calculating the dilutive effect of employee stock options, stock-settled SAR’s and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the assumed proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and stock-settled SAR’s and the vesting of nonvested shares. Certain grants that are subject to performance conditions for vesting are considered antidilutive if the performance conditions are not met as of the end of the reporting period. The Company excluded approximately 3,106,856 and 835,932 stock-settled SAR’s and nonvested shares from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 3, 2007 respectively, and approximately 51,000 stock options and stock-settled SAR’s from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2006, respectively, because to include them would be antidilutive.
Note 15 – Segment Reporting.
Prior to the acquisition of Stride Rite, the Company managed its business in two reporting segments: Payless Domestic and Payless International. In the third quarter of 2007, as a result of the acquisition of Stride Rite, the Company added two additional reporting segments. The Company now has four reporting segments: (i) Payless Domestic, (ii) Payless International, (iii) Stride Rite Retail and (iv) Stride Rite Wholesale. The Company has defined its reporting segments as follows:
•	The Payless Domestic reporting segment is comprised of domestic retail stores under the Payless ShoeSource name, operations in Guam and Saipan, the Payless wholesale business, the Company’s sourcing unit and Collective Licensing.

•	The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands.

•	The Stride Rite Retail reporting segment consists of Stride Rite’s retail stores and outlet stores and the Saucony factory outlets.

•	The Stride Rite Wholesale reporting segment consists of Stride Rite’s wholesale operations.
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $8.0 million and $6.8 million during the third quarter of 2007 and 2006, respectively. During the first nine months of 2007 and 2006, those total costs and fees amounted to $22.5 million and $20.3 million, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

	Payless	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	International	Retail	Wholesale	Consolidated

13 weeks ended November 3, 2007
Revenues from external customers	$574.9	$111.0	$49.8	$95.0	$830.7
Operating profit from continuing operations	28.4	15.8	(0.4)	(16.1)	27.7

39 weeks ended November 3, 2007
Revenues from external customers	$1,804.0	$309.8	$49.8	$95.0	$2,258.6
Operating profit from continuing operations	108.1	34.4	(0.4)	(16.1)	126.0

Operating Segment Total Assets	$1,201.7	$146.1	$108.8	$1,005.2	$2,461.8

	Payless	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	International	Retail	Wholesale	Consolidated

13 weeks ended October 28, 2006
Revenues from external customers	$598.7	$104.7	$—	$—	$703.4
Operating profit from continuing operations	28.4	15.7	—	—	44.1

39 weeks ended October 28, 2006
Revenues from external customers	$1,816.4	$287.6	$—	$—	$2,104.0
Operating profit from continuing operations	117.9	33.1	—	—	151.0

Operating Segment Total Assets	$1,218.0	$186.9	$—	$—	$1,404.9
Note 16 – Commitments and Contingencies.
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
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company has filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, The Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. By Order dated July 9, 2007, the case was assigned to a new judge for trial who subsequently set the pretrial conference for April 1, 2008 and a 14-day trial beginning April 8, 2008. A hearing on various summary judgment motions filed by the parties was held on August 14, 2007, and all such motions are presently under consideration by the District Court. The Company believes it has meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the Administrative Law Judge entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the Administrative Law Judge from September 7-14, 2007, and the parties completed their post-hearing briefing on November 2, 2007. The deadline for an initial determination by the Administrative Law Judge is April 11, 2008, while the target date for completion of the investigation is August 11, 2008. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and have filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
In connection with the Stride Rite acquisition, the Company acquired a distribution facility with a related environmental liability. The liability as of November 3, 2007 is $2.3 million and is included as an accrued expense in the accompanying condensed consolidated balance sheet. The assessment of the liability and the associated costs are an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. The estimated costs to address these environmental conditions ranged from $1.2 million to $4.6 million. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. The Company is in the process of completing a new study based on the most recent information available in connection with the purchase of Stride Rite and expects to receive the results of the study in the fourth quarter of 2007.
Note 17 – Impact of Recently Issued Accounting Standards.
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
Note 18 – Related Party Transactions.
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners.
Total deposits and borrowings in these financial institutions were as follows:

	November 3,	October 28,	February 3,
(dollars in millions)	2007	2006	2007

Deposits	$3.2	$3.1	$7.9
Borrowings	2.0	4.5	4.0
Total interest expense was as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
(dollars in millions)	2007	2006	2007	2006

Interest expense	$—	$—	$0.1	$0.1
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
The following supplemental financial information sets forth, on a consolidating basis, the condensed consolidating statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and for the thirteen and thirty-nine week period ended November 3, 2007, and October 28, 2006, condensed consolidating balanced sheets as of November 3, 2007, October 28, 2006, and February 3, 2007, and the condensed consolidating statements of cash flows for the thirty-nine week period ended November 3, 2007, and October 28, 2006. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The intercompany investment for each subsidiary is recorded by its parent company in Other Assets.
The Non-guarantor Subsidiaries are made up of the Company’s operations in the Central and South American Regions, Canada, Mexico, Germany, the Netherlands, the United Kingdom, Ireland, Australia, Bermuda, Saipan and Puerto Rico and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil. The operations in the Central and South American Regions use a December 31 year-end. Operations in the Central and South American Regions are included in the Company’s results on a one-month lag relative to results from other regions. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
Under the indenture governing the Notes, the Company’s subsidiaries in Singapore are designated as unrestricted subsidiaries. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant. The Company’s subsidiaries in Singapore are included in the Non-guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended November 3, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$738.5	$260.7	$(168.5)	$830.7
Cost of sales	—	532.0	196.9	(165.4)	563.5

Gross margin	—	206.5	63.8	(3.1)	267.2
Selling, general and administrative expenses	(1.3)	205.8	38.2	(3.1)	239.6
Restructuring charges	—	(0.1)	—	—	(0.1)

Operating profit from continuing operations	1.3	0.8	25.6	—	27.7
Interest expense	9.4	13.7	0.3	(5.3)	18.1
Interest income	—	(6.6)	(1.6)	5.3	(2.9)
Equity in earnings of subsidiaries	(30.7)	(20.1)	—	50.8	—

Earnings from continuing operations before income taxes and minority interest	22.6	13.8	26.9	(50.8)	12.5
(Benefit) / provision for income taxes	(2.9)	(17.0)	4.8	—	(15.1)

Earnings from continuing operations before minority interest	25.5	30.8	22.1	(50.8)	27.6
Minority interest, net of income taxes	—	—	(2.0)	—	(2.0)

Net earnings from continuing operations	25.5	30.8	20.1	(50.8)	25.6
Loss from discontinued operations, net of income taxes and minority interest	—	(0.1)	—	—	(0.1)

Net earnings	$25.5	$30.7	$20.1	$(50.8)	$25.5

	13 Weeks Ended October 28, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$632.4	$227.4	$(156.4)	$703.4
Cost of sales	—	440.1	175.3	(153.3)	462.1

Gross margin	—	192.3	52.1	(3.1)	241.3
Selling, general and administrative expenses	1.1	169.7	29.1	(3.1)	196.8
Restructuring charges	—	0.4	—	—	0.4

Operating (loss) profit from continuing operations	(1.1)	22.2	23.0	—	44.1
Interest expense	11.2	0.3	0.3	(7.0)	4.8
Interest income	—	(12.1)	(0.5)	7.0	(5.6)
Equity in earnings of subsidiaries	(36.9)	(16.3)	—	53.2	—

Earnings from continuing operations before income taxes and minority interest	24.6	50.3	23.2	(53.2)	44.9
(Benefit) / provision for income taxes	(4.3)	13.4	4.2	—	13.3

Earnings from continuing operations before minority interest	28.9	36.9	19.0	(53.2)	31.6
Minority interest, net of income taxes	—	—	(1.0)	—	(1.0)

Net earnings from continuing operations	28.9	36.9	18.0	(53.2)	30.6
Loss from discontinued operations, net of income taxes and minority interest	—	—	(1.7)	—	(1.7)

Net earnings	$28.9	$36.9	$16.3	$(53.2)	$28.9

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended November 3, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,031.0	$740.2	$(512.6)	$2,258.6
Cost of sales	—	1,410.1	577.4	(505.6)	1,481.9

Gross margin	—	620.9	162.8	(7.0)	776.7
Selling, general and administrative expenses	1.0	558.5	98.0	(7.0)	650.5
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(1.0)	62.2	64.8	—	126.0
Interest expense	28.3	14.4	0.8	(15.8)	27.7
Interest income	—	(23.1)	(4.3)	15.8	(11.6)
Equity in earnings of subsidiaries	(108.2)	(53.4)	—	161.6	—

Earnings from continuing operations before income taxes and minority interest	78.9	124.3	68.3	(161.6)	109.9
(Benefit) / provision for income taxes	(10.4)	16.1	10.7	—	16.4

Earnings from continuing operations before minority interest	89.3	108.2	57.6	(161.6)	93.5
Minority interest, net of income taxes	—	—	(4.2)	—	(4.2)

Net earnings from continuing operations	89.3	108.2	53.4	(161.6)	89.3
Loss from discontinued operations, net of income taxes and minority interest	—	—	—	—	—

Net earnings	$89.3	$108.2	$53.4	$(161.6)	$89.3

	39 Weeks Ended October 28, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,910.5	$643.3	$(449.8)	$2,104.0
Cost of sales	—	1,299.5	503.6	(440.2)	1,362.9

Gross margin	—	611.0	139.7	(9.6)	741.1
Selling, general and administrative expenses	3.4	514.0	81.6	(9.6)	589.4
Restructuring charges	—	0.7	—	—	0.7

Operating (loss) profit from continuing operations	(3.4)	96.3	58.1	—	151.0
Interest expense	29.4	0.9	0.8	(16.9)	14.2
Interest income	—	(30.9)	(1.6)	16.9	(15.6)
Equity in earnings of subsidiaries	(118.6)	(44.1)	—	162.7	—

Earnings from continuing operations before income taxes and minority interest	85.8	170.4	58.9	(162.7)	152.4
(Benefit) / provision for income taxes	(11.6)	51.6	10.1	—	50.1

Earnings from continuing operations before minority interest	97.4	118.8	48.8	(162.7)	102.3
Minority interest, net of income taxes	—	—	(1.9)	—	(1.9)

Net earnings from continuing operations	97.4	118.8	46.9	(162.7)	100.4
Loss from discontinued operations, net of income taxes and minority interest	—	(0.2)	(2.8)	—	(3.0)

Net earnings	$97.4	$118.6	$44.1	$(162.7)	$97.4

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of November 3, 2007
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$119.0	$182.3	$—	$301.3
Receivables, net	—	77.3	92.4	(76.1)	93.6
Inventories	—	412.4	67.9	(4.2)	476.1
Current deferred income taxes	—	11.7	3.4	—	15.1
Prepaid expenses	0.6	86.8	7.5	—	94.9
Other current assets	48.3	311.4	0.1	(344.9)	14.9
Current assets of discontinued operations	—	0.8	—	—	0.8

Total current assets	48.9	1,019.4	353.6	(425.2)	996.7

Property and Equipment:
Land	—	10.8	—	—	10.8
Property, buildings and equipment	—	1,246.5	176.1	—	1,422.6
Accumulated depreciation and amortization	—	(780.9)	(111.5)	—	(892.4)

Property and equipment, net	—	476.4	64.6	—	541.0

Intangible assets, net	—	537.1	27.7	—	564.8
Goodwill	—	176.5	138.1	—	314.6
Deferred income taxes	—	—	1.4	—	1.4
Other assets	1,424.2	740.8	1.9	(2,123.6)	43.3

Total Assets	$1,473.1	$2,950.2	$587.3	$(2,548.8)	$2,461.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.5	$—	$—	$7.5
Accounts payable	—	110.7	87.6	(39.0)	159.3
Accrued expenses	196.2	361.9	42.5	(386.2)	214.4
Current liabilities of discontinued operations	—	1.5	—	—	1.5

Total current liabilities	196.2	481.6	130.1	(425.2)	382.7

Long-term debt	480.9	717.8	31.1	(311.2)	918.6
Deferred income taxes	—	129.6	2.4	—	132.0
Other liabilities	2.3	198.9	20.1	—	221.3
Minority interest	—	—	13.5	—	13.5
Commitments and contingencies
Total shareowners’ equity	793.7	1,422.3	390.1	(1,812.4)	793.7

Total Liabilities and Shareowners’ Equity	$1,473.1	$2,950.2	$587.3	$(2,548.8)	$2,461.8

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of October 28, 2006
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$286.1	$102.9	$—	$389.0
Short-term investments	—	83.4	—	—	83.4
Restricted cash	—	—	2.0	—	2.0
Receivables, net	—	12.1	59.2	(55.5)	15.8
Inventories	—	281.9	71.6	(4.3)	349.2
Current deferred income taxes	—	15.1	2.9	—	18.0
Prepaid expenses	0.6	34.7	6.0	—	41.3
Other current assets	39.6	58.3	0.4	(95.1)	3.2
Current assets of discontinued operations	—	0.9	0.5	—	1.4

Total current assets	40.2	772.5	245.5	(154.9)	903.3

Property and Equipment:
Land	—	7.4	—	—	7.4
Property, buildings and equipment	—	1,091.5	149.6	—	1,241.1
Accumulated depreciation and amortization	—	(754.1)	(89.6)	—	(843.7)

Property and equipment, net	—	344.8	60.0	—	404.8

Intangible assets, net	—	40.1	—	—	40.1
Goodwill	—	5.9	—	—	5.9
Deferred income taxes	—	26.3	4.8	—	31.1
Other assets	1,288.3	448.3	1.3	(1,718.2)	19.7

Total Assets	$1,328.5	$1,637.9	$311.6	$(1,873.1)	$1,404.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$0.5	$—	$0.9
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	139.0	46.0	(18.8)	166.2
Accrued expenses	146.7	137.0	56.5	(136.1)	204.1
Current liabilities of discontinued operations	—	2.0	0.1	—	2.1

Total current liabilities	146.7	278.4	105.1	(154.9)	375.3

Long-term debt	480.6	0.2	4.0	(283.1)	201.7
Other liabilities	2.0	100.8	15.4	—	118.2
Minority interest	—	—	10.5	—	10.5
Commitments and contingencies
Total Shareowners’ equity	699.2	1,258.5	176.6	(1,435.1)	699.2

Total Liabilities and Shareowners’ Equity	$1,328.5	$1,637.9	$311.6	$(1,873.1)	$1,404.9

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
As of February 3, 2007
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$239.4	$132.0	$—	$371.4
Short-term investments	—	90.0	—	—	90.0
Restricted cash	—	—	2.0	—	2.0
Receivables, net		12.1	57.8	(55.1)	14.8
Inventories	—	282.8	83.5	(4.4)	361.9
Current deferred income taxes	—	13.2	2.4	—	15.6
Prepaid expenses	0.6	40.2	5.7	—	46.5
Other current assets	42.3	58.3	0.1	(97.4)	3.3
Current assets of discontinued operations	—	1.0	0.1	—	1.1

Total current assets	42.9	737.0	283.6	(156.9)	906.6

Property and Equipment:
Land	—	6.6	—	—	6.6
Property, buildings and equipment	—	1,096.7	148.4	—	1,245.1
Accumulated depreciation and amortization	—	(741.4)	(89.1)	—	(830.5)

Property and equipment, net	—	361.9	59.3	—	421.2

Intangible assets, net	—	39.6	—	—	39.6
Goodwill	—	5.9	—	—	5.9
Deferred income taxes	—	31.3	6.4	—	37.7
Other assets	1,315.4	460.2	1.3	(1,760.5)	16.4

Total Assets	$1,358.3	$1,635.9	$350.6	$(1,917.4)	$1,427.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	146.6	59.5	(20.5)	185.6
Accrued expenses	175.4	87.4	63.8	(136.4)	190.2
Current liabilities of discontinued operations	—	2.1	—	—	2.1

Total current liabilities	175.4	236.5	125.3	(156.9)	380.3

Long-term debt	480.7	0.1	4.0	(283.1)	201.7
Other liabilities	2.1	115.2	15.3	—	132.6
Minority interest	—	—	12.7	—	12.7
Commitments and contingencies
Total shareowners’ equity	700.1	1,284.1	193.3	(1,477.4)	700.1

Total Liabilities and Shareowners’ Equity	$1,358.3	$1,635.9	$350.6	$(1,917.4)	$1,427.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended November 3, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$89.3	$108.2	$53.4	$(161.6)	$89.3
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	5.6	0.5	—	6.1
Depreciation and amortization	0.7	67.6	13.1	—	81.4
Provision for losses on receivables	—	0.1	0.6	—	0.7
Share-based compensation expense	—	11.2	(0.5)	—	10.7
Deferred income taxes	—	(8.2)	3.5	—	(4.7)
Minority interest, net of income taxes	—	—	4.2	—	4.2
Income tax benefit from share-based compensation	—	2.6	—	—	2.6
Excess tax benefit from share-based compensation	—	(2.4)	—	—	(2.4)
Interest income on held-to-maturity investments	—	(0.6)	—	—	(0.6)
Changes in working capital:
Receivables, net	—	22.8	(21.3)	21.0	22.5
Inventories	—	43.6	32.6	(0.2)	76.0
Prepaid expenses and other current assets	(6.0)	(66.1)	0.4	38.6	(33.1)
Accounts payable	—	(88.1)	29.9	(18.5)	(76.7)
Accrued expenses	20.8	32.9	(29.3)	(40.9)	(16.5)
Other assets and liabilities, net	(91.9)	(56.7)	6.6	164.0	22.0
Net cash (used in) provided by discontinued operations	—	(0.4)	0.1	—	(0.3)

Cash flow provided by operating activities	12.9	72.1	93.8	2.4	181.2

Investing Activities:
Capital expenditures	—	(118.7)	(9.3)	—	(128.0)
Restricted cash	—	—	2.0	—	2.0
Proceeds from sale of property and equipment	—	2.9	—	—	2.9
Intangible asset additions	—	—	—	—	—
Purchases of investments	—	(6.1)	—	—	(6.1)
Sales and maturities of investments	—	96.7	—	—	96.7
Acquisition of business, net of cash acquired	—	(876.9)	—	—	(876.9)

Cash flow used in investing activities	—	(902.1)	(7.3)	—	(909.4)

Financing Activities:
Repayment of notes payable	—	—	(2.0)	—	(2.0)
Issuance of debt	—	725.0	—	—	725.0
Repayment of debt	—	(51.5)	—	—	(51.5)
Payment of deferred financing costs	—	(8.1)	—	—	(8.1)
Issuances of common stock	8.3	—	—	—	8.3
Purchases of common stock	(21.2)	—	—	—	(21.2)
Excess tax benefit from share-based compensation	—	2.4	—	—	2.4
Contributions by minority owners	—	—	2.4	(2.4)	—
Distributions to minority owners	—	—	(2.4)	—	(2.4)
Dividends to parent	—	41.8	(41.8)	—	—

Cash flow (used in) provided by financing activities	(12.9)	709.6	(43.8)	(2.4)	650.5
Effect of exchange rate changes on cash	—	—	7.6	—	7.6

(Decrease)/increase in cash and cash equivalents	—	(120.4)	50.3	—	(70.1)
Cash and cash equivalents, beginning of year	—	239.4	132.0	—	371.4

Cash and cash equivalents, end of quarter	$—	$119.0	$182.3	$—	$301.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended October 28, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$97.4	$118.6	44.1	$(162.7)	$97.4
Loss from discontinued operations, net of income taxes and minority interest	—	0.2	2.8	—	3.0
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	6.5	0.7	—	7.2
Depreciation and amortization	0.6	56.3	10.6	—	67.5
Share-based compensation expense	—	7.7	0.6	—	8.3
Deferred income taxes	—	(3.6)	8.1	—	4.5
Minority interest, net of income taxes	—	—	1.9	—	1.9
Income tax benefit from share-based compensation	—	4.7	—	—	4.7
Excess tax benefit from share-based compensation	—	(4.2)	—	—	(4.2)
Interest income on held-to-maturity investments	—	(2.2)	—	—	(2.2)
Changes in working capital:
Receivables, net	—	1.6	(32.0)	32.2	1.8
Inventories	—	(10.6)	(7.3)	1.7	(16.2)
Prepaid expenses and other current assets	(11.5)	(3.9)	(2.3)	11.8	(5.9)
Accounts payable	—	(23.0)	(19.9)	38.0	(4.9)
Accrued expenses	95.2	(10.5)	37.6	(83.7)	38.6
Other assets and liabilities, net	(117.8)	(48.3)	1.9	162.7	(1.5)
Net cash used in discontinued operations	—	(0.9)	(3.0)	—	(3.9)

Cash flow provided by operating activities	63.9	88.4	43.8	—	196.1

Investing Activities:
Capital expenditures	—	(80.4)	(9.2)	—	(89.6)
Proceeds from sale of property and equipment	—	3.2	—	—	3.2
Intangible asset additions	—	(15.1)	—	—	(15.1)
Purchases of investments	—	(160.0)	(0.7)	—	(160.7)
Sales and maturities of investments	—	137.3	1.2	—	138.5
Investment in subsidiaries	—	(1.5)	—	1.5	—

Cash flow used in investing activities	—	(116.5)	(8.7)	1.5	(123.7)

Financing Activities:
Repayment of debt	—	(0.3)	(1.9)	—	(2.2)
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Issuances of common stock	27.7	—	—	—	27.7
Purchases of common stock	(91.6)	—	—	—	(91.6)
Excess tax benefits from share-based compensation	—	4.2	—	—	4.2
Distributions to minority owners	—	—	(1.0)	—	(1.0)
Contributions by / distributions to parent	—	—	1.5	(1.5)	—
Net cash provided by discontinued operations	—	—	1.2	—	1.2

Cash flow (used in) provided by financing activities	(63.9)	3.7	(0.2)	(1.5)	(61.9)
Effect of exchange rate changes on cash	—	—	0.3	—	0.3

Increase (decrease) in cash and cash equivalents	—	(24.4)	35.2	—	10.8
Cash and cash equivalents, beginning of year	—	310.5	67.7	—	378.2

Cash and cash equivalents, end of quarter	$—	$286.1	$102.9	$—	$389.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q. On August 17, 2007, we completed the acquisition of The Stride Rite Corporation (“Stride Rite”), and changed our name to Collective Brands, Inc.
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance development and results of our business include, but are not limited to, the following: the risk that we will not be able to integrate recently acquired businesses successfully, or that such integration will take longer than anticipated; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; litigation including intellectual property and employment litigation; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2006 Annual Report on Form 10-K for the fiscal year ended February 3, 2007, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
Collective Brands, Inc, is the holding company of Payless ShoeSource (“Payless”), the Stride Rite Corporation (“Stride Rite”), and a licensing business known as Collective International, LP (“Collective Licensing”). Payless is one of the largest footwear retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. Stride Rite markets the leading brand of high-quality children’s shoes in the United States. Stride Rite also markets products for children and adults under well-known brand names, including Keds®, Sperry Top-Sider®, and Saucony®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.
Payless, based in Topeka, Kan., was founded in 1956. Today, it operates over 4,500 retail stores in 15 countries and territories in North America, the Caribbean, Central America, and South America. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagle™, and Champion®. Select stores also sell exclusive designer lines of footwear and accessories under the names Abaete for Payless, Lela Rose for Payless, and alice + olivia for Payless. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
Stride Rite, based in Lexington Mass., was founded in 1919. It is the leading marketer of high quality children’s footwear in the United States and is a major marketer of athletic and casual footwear for children and adults. Stride Rite was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of brands addressing different markets within the footwear industry. Stride Rite is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. Stride Rite markets products in countries outside North America through independent distributors and licensees. Stride Rite also markets its products directly to consumers by selling children’s footwear through its Stride Rite Children’s retail stores and by selling all of its brands through Stride Rite outlet stores. In total, Stride Rite operates over 300 retail locations.
Payless ShoeSource
Payless is comprised of two operating segments, Payless Domestic and Payless International. The Payless strategy focuses on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations.
By offering on-trend targeted product, we successfully build a connection with our customers. We interpret fashion trends timely and translate this into on-trend product in our stores through an extensive due diligence process. Beginning about a year in advance, we review key fashion markets worldwide. We employ trend services and examine the industry’s ready-to-wear forecasts; then, we test product. By doing so, we gain valuable intelligence well in advance of the seasons’ arrival. We refine our ideas, commit to a product assortment, and display that assortment in our stores at about the same time as other fashion-oriented higher-priced competitors. Customers demand on-trend products, but have different definitions of what that means. Importantly, we believe merchandise can be on-trend at a great value. Customers will always find tiered pricing at Payless with good-better-best price points. Through elements of promotion and pricing tiers, we strive to maintain market share with budget-oriented shoppers while driving the opportunity to increase market share with expressive customers.
The next component of the Payless strategy is brand marketing effectiveness, and the development of a “House of Brands” architecture. We are building, licensing and buying appropriate authentic and aspirational brands to appeal to our major customer segments. As we continue to increase the proportion of branded footwear in our assortment, we will have more pricing flexibility to increase the average selling price per unit. In the third quarter, we rolled out the Lela Rose for Payless collection to over 400 stores. Dexter® branded footwear is now in over 500 stores. The Dexter line, for which we are the exclusive retailer, addresses the traditional and updated customer in both men’s and women’s. The results of our branded programs validate our strategy and demonstrate that we have additional expansion opportunities ahead.
We are also creating a great shopping experience through improved store operations execution. Our passionate and skilled store teams offer friendly helpful service. In the first nine months, we improved our conversion rate and average number of units per transaction versus the prior year period. Two new store designs improve our ability to showcase our merchandise, improve the in-store experience for our customers, and further support the Payless brand identity. The first design, known as “hot zone,” will be the design for virtually all of our new store openings. As of the end of the third quarter of 2007, we had 392 stores in this format. We anticipate about another 50 hot zones by year-end 2007. The second design is known as the Payless Fashion LabTM concept. This store format allows customers to shop by style first rather than size. It also incorporates several improvements to the store environment such as lighting, gondolas and sight lines. As of the end of the third quarter of 2007, we had 22 fashion lab stores. We have made significant investments in our new formats and have value-engineered them, and we will be rolling these changes forward in order to generate a higher financial return over the long-term.
The last major component of our strategy is improving the efficiency of our operations. An example of this strategy is our shift to a dual distribution center model. The new dual model allows us to service our customer base, which is located predominately on the nation’s coasts and borders, better than operating our distribution center located in Topeka, Kansas. The distribution center investments are intended to improve speed-to-market and replenishment of product for our stores. The distribution center initiative will also reduce our disaster recovery and business interruption risk. We opened our West Coast distribution center in California in the second quarter of 2007, and plan to open another distribution center in Ohio in the fall of 2008. Once both new distribution centers are operating satisfactorily, we plan to close our current facility in Topeka, Kansas. Investing in our business will remain a top priority and will take place on a variety of levels. We are increasing the total amount of capital investments driven mostly by supply chain. We will continue to invest in all elements of our business that impact the customer experience, while ensuring that an efficient supporting infrastructure is in place.
Stride Rite
Stride Rite is comprised of two operating segments, Stride Rite Retail and Stride Rite Wholesale. We intend to build upon Stride Rite’s position as the premier brand in children’s footwear. We also expect to build Sperry Top-Sider® and Keds® into a nautical lifestyle and athletic lifestyle brand, respectively, and to leverage Saucony’s authentic running heritage to build a greater global athletic and lifestyle footwear and apparel business. Each major brand has certain key strategic priorities.
The Stride Rite retail stores are one of the largest premium retailer of children’s non-athletic shoes. Stride Rite possesses 90% brand awareness and is the number one brand for first walkers. Stride Rite has over 80 years of expertise in the development of children’s shoes. Most of the Stride Rite brand’s sales come from its 300-plus retail stores, which account for approximately 500 million square feet of retail space. The rest of the brand’s sales come from a variety of channels including department stores and licensed dealers. Stride Rite is currently merchandised and marketed at premium price points mostly to children under the age of six. One of the elements of our Stride Rite brand strategy is to expand our market to older children by introducing skate style footwear and broadening the price point offerings. Other elements of the strategy include: testing a new children’s retail concept, combining best practices for its shop-in-shops, and building a platform for international expansion.
The Keds® brand position is that of an iconic American brand rooted in its tennis heritage and classic Hollywood style. The strategy to grow this brand is predicated upon executing opportunities related to Keds’ consumer, product, distribution, and operations. We are adjusting the Keds target consumer up to a 24 year old. Twenty-four years old, we believe, is an age that many potential and existing Keds consumers aspire to be in their lifestyles. We are also broadening the appeal of the Keds products beyond just canvas and vulcanized styles and adding new comfort features.
Sperry Top-Sider® (“Sperry”) is a brand with a powerful heritage in the boat shoe category. Our strategy for the Sperry brand is centered on expanding beyond boat shoes, driving its women’s business, expanding internationally, and growing beyond footwear with apparel. We have created new footwear products in the rugged and casual market, which is 10 times larger than the boat shoe market, according to an industry trade group. We are also building on our early success in women’s — a larger footwear market than our core men’s target market. New women’s products, designed in collaboration with Collective Brands’ New York-based design team, are multi-generational, year-round, and distributed at a broad array of retail channels. International growth trends are to be strengthened by focusing on specific markets with the best opportunities, adding resources to our international infrastructure, and leveraging U.S. marketing and imagery. We also anticipate expanding beyond footwear with apparel offerings that are nautically-inspired and use innovative technology and comfort features.
The Saucony® brand strategy is focused on creating and delivering authentic technical running products through the specialty running channel; growing share in new channels; and re-establishing a product line known as Saucony Originals. We are driving business with those who shop the specialty running channel by evolving and improving our designs. We offer an array of award winning products specifically engineered with emphasis on stability, cushioning, and motion control. Our Saucony products are expected to be more compelling in channels such as full-service sporting goods stores due to improved technical design, aesthetic design, and broader pricing. In addition, we are re-establishing the Saucony Originals line focused more on fashion and youth lifestyles to better capture that growing market.
Third Quarter Results
Third quarter 2007 net earnings were $25.5 million, or $0.39 per diluted share, down 11.8% versus third quarter 2006 net earnings of $28.9 million, or $0.43 per diluted share. The results for the third quarter of 2007 included purchase accounting expense resulting from the higher costs of sales due to the write-up of inventory recorded at fair value and depreciation and amortization of certain other assets purchased in the Stride Rite acquisition totaling $28.6 million pre-tax. Third quarter 2007 net income was favorably impacted by a change in the annual effective income tax rate.
For the third quarter of 2007, total sales increased 18.1%, or $127.3 million, to $830.7 million as compared to the third quarter of the prior year. Gross margin was 32.2% of sales in the third quarter of 2007, versus 34.3% in the third quarter of 2006. For the first nine months of 2007, total sales increased 7.3%, or $154.6 million, to $2,258.6 million as compared to the first nine months of 2006. Gross margin was 34.4% of sales in the first nine months of 2007 versus 35.2% in the first nine months of 2006.
Our cash and cash equivalents balance at the end of the 2007 third quarter was $301.3 million, a decrease of $70.1 million from the end of 2006 and a decrease of $87.7 million from the 2006 third quarter. We had no short-term investments at the end of the 2007 third quarter, compared to $90.0 million at the end of 2006 and $83.4 million at the third quarter of 2006. Total inventories at the end of the 2007 third quarter were $476.1 million, an increase of $126.9 million from the 2006 third quarter.
Acquisitions
On March 30, 2007, we acquired 100% of the partnership interests of Collective International, LP (“Collective Licensing”) for $91.1 million, net of cash acquired of $1.1 million, including transaction costs. We acquired Collective Licensing, a brand development and licensing company, to further develop our “House of Brands” strategy.
On August 17, 2007, we completed the acquisition of 100% of the equity of Stride Rite. The purchase price was approximately $785.8 million, net of cash acquired of $22.7 million. The acquisition was financed with cash-on-hand and the net proceeds from a $725 million term loan. Assets acquired and liabilities assumed were recorded at their estimated fair values, and operating results are included in the Stride Rite Retail and Stride Rite Wholesale segments from the date of acquisition. The purchase price was allocated on a preliminary basis using information currently available. As a result of the Stride Rite acquisition, we have incurred certain employee severance costs and have terminated certain contracts as a result of identified synergies. As of November 3, 2007, these costs include employee severance costs of $10.9 million and contract termination costs of $0.1 million and were recorded as a liability in the purchase price allocation.

We are still in the process of integrating Stride Rite and may have additional costs associated with this integration including costs related to employee severance, asset valuation and contract termination. The allocation of the purchase price to the assets and liabilities acquired will be finalized when information that is known to be available or obtainable is obtained.
For the preliminary purchase price allocation related to the above acquisitions, see Note 2, Acquisitions, of the Notes to Condensed Consolidated Financial Statements, in this Quarterly Report on Form 10-Q.
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
Review of Operations
The following discussion summarizes the significant factors affecting operating results for the third quarter and first nine months ended November 3, 2007 (“2007”) compared to October 28, 2006 (“2006”).
Net Earnings
Third quarter 2007 net earnings were $25.5 million, or $0.39 per diluted share, down 11.8% versus third quarter 2006 net earnings of $28.9 million, or $0.43 per diluted share. For the first nine months of 2007, net earnings were $89.3 million compared with $97.4 million in the 2006 comparable period. Results for the third quarter and first nine months of 2007 include purchase accounting expense resulting from the flow through of inventory recorded at fair value and depreciation and amortization of certain other assets purchased in the Stride Rite acquisition totaling $28.6 million pre-tax. We currently expect to incur approximately $28 million pre-tax of additional purchase accounting expense in the fourth quarter of 2007. During 2008, the pre-tax purchase accounting expense is anticipated to be approximately $20 million.
The following table presents the components of costs and expenses, as a percent of net sales, for the third quarter and first nine months of 2007 and 2006.

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.8	65.7	65.6	64.8

Gross margin	32.2	34.3	34.4	35.2
Selling, general and administrative expense	28.8	28.0	28.8	28.0
Restructuring charges	—	0.1	—	—

Operating profit from continuing operations	3.4	6.2	5.6	7.2
Interest expense (income), net	1.9	(0.1)	0.7	(0.1)

Earnings from continuing operations before income taxes and minority interest	1.5	6.3	4.9	7.3
Effective income tax rate*	(120.8)	29.6	14.9	32.9

Earnings from continuing operations before minority interest	3.3	4.5	4.1	4.9
Minority interest, net of income taxes	(0.3)	(0.1)	(0.2)	(0.1)

Net earnings from continuing operations	3.0	4.4	3.9	4.8
Loss from discontinued operations, net of income taxes and minority interest	—	(0.3)	—	(0.2)

Net earnings	3.0%	4.1%	3.9%	4.6%

*	Percent of pre-tax earnings

Net Sales
The following table summarizes net sales by segment:

	Third Quarter		First Nine Months
(in millions)	2007	2006	2007	2006
Payless Domestic	$574.9	$598.7	$1,804.0	$1,816.4
Payless International	111.0	104.7	309.8	287.6
Stride Rite Wholesale	95.0	—	95.0	—
Stride Rite Retail	49.8	—	49.8	—

	$830.7	$703.4	$2,258.6	$2,104.0

Sales percent increases (decreases) for the combined Payless Domestic and International Segments are as follows:

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Same-store sales*	(3.5)	5.2	0.0	2.6
Average selling price per unit	2.8	6.2	2.0	10.9
Unit volume	(5.3)	(0.5)	(1.5)	(7.7)
Footwear average selling price per unit	3.8	5.9	2.5	10.0
Footwear unit volume	(5.8)	1.1	(1.7)	(5.6)
Non-footwear average selling price per unit	(3.3)	(1.4)	(2.2)	4.2
Non-footwear unit volume	(3.6)	(5.8)	(0.6)	(15.5)

*	The same-store sales calculation excludes Latin America.
Cost of Sales
Cost of sales includes cost of merchandise sold and our buying, occupancy, warehousing and product movement costs, as well as depreciation of stores and the distribution centers. Cost of sales was $563.5 million in the 2007 third quarter, up 21.9% from $462.1 million in the 2006 third quarter. For the first nine months of 2007, cost of sales was $1,481.9 million, up 8.7% from $1,362.9 million in the first nine months of 2006. The increase in cost of sales for the third quarter and first nine months of 2007 compared to 2006 is primarily due to the addition of Stride Rite.
Gross Margin
Gross margin rate for the third quarter of 2007 was 32.2%, compared to a gross margin rate of 34.3% in the third quarter of 2006. The decrease in gross margin rate is primarily due to the impact of purchase accounting resulting from the flow through of inventory recorded at fair value and depreciation and amortization of certain other assets purchased in the Stride Rite acquisition totaling $28.6 million pre-tax, partially offset by the incremental impact of Stride Rite’s higher gross margin rate and factors related to Payless such as higher average unit retail prices and more direct sourcing.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $239.6 million in the third quarter of 2007, an increase of 21.8% from $196.8 million in the third quarter of 2006. For the first nine months of 2007, SG&A expenses were $650.5 million, an increase of 10.4% from $589.4 million in the 2006 period. The increase in SG&A expenses for the third quarter and first nine months of 2007 compared to 2006 is primarily due to the addition of Stride Rite.
As a percentage of net sales, SG&A expenses were 28.8% of net sales in the third quarter and first nine months of 2007, respectively, versus 28.0% in the third quarter and first nine months of 2006, respectively. The increase, as a percentage of net sales, in the third quarter of 2007 was primarily due to lower comparable store sales, higher advertising expenses, and $3.1 million of pre-tax acquisition-related expenses. This was offset in part by lower incentive compensation.
The increase, as a percentage of net sales, in the first nine months of 2007 was primarily due to additional payroll and related costs, increased professional service costs and Visa Check/Mastermoney Antitrust settlement proceeds received in 2006, partially offset by a reduction in incentive compensation.

Interest Expense (Income)
Interest income and expense components were:

	Third Quarter		First Nine Months
(dollars in millions)	2007	2006	2007	2006

Interest expense	$18.1	$4.8	$27.7	$14.2
Interest income	(2.9)	(5.6)	(11.6)	(15.6)

Interest expense (income), net	$15.2	$(0.8)	$16.1	$(1.4)

The increase in interest expense (income), net was due to the use of cash and short-term investments and increase in borrowings to fund the acquisitions of Stride Rite and Collective Licensing.
Income Taxes
Our effective income tax rate on continuing operations was (120.8%) during the third quarter of 2007 compared to 29.6% in the third quarter of 2006. Our effective income tax rate on continuing operations was 14.9% during the first nine months of 2007 compared to 32.9% during the first nine months of 2006. The favorable difference in the overall effective tax rate for 2007 compared to 2006 is due primarily to the acquisition of Stride Rite and the related purchase accounting impact and incremental interest expense in relatively high tax rate jurisdictions. In addition, income in lower tax rate jurisdictions has increased during 2007. In total for fiscal 2007, the effective income tax rate is expected to be approximately 17% including discrete events known at this time. The income tax benefit recognized in the 13 week period ended November 3, 2007 resulted from adjusting our year-to-date tax provision to reflect the reduced effective tax rate for the year. For additional information regarding our income taxes, please see Note 12, Income Taxes, of the Notes to condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Minority Interest, Net of Taxes
Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations. The increase in minority interest, net of taxes, is due to improved net earnings in our Latin America joint ventures.
Discontinued Operations
Discontinued operations include Parade and Japan retail operations. The loss from discontinued operations of $0.1 million during the third quarter of 2007 primarily relates to accrual adjustments associated with Parade contract termination costs. There was no impact related to discontinued operations on net earnings for the first nine months of 2007. The loss from discontinued operations of $1.7 million and $3.0 million, net of income taxes and minority interest, during the third quarter of 2006 and first nine months of 2006, respectively, primarily relates to operating performance and disposal costs associated with our retail operations in Japan.
Payless Domestic Segment Operating Results
The Payless Domestic operating segment is comprised of operations from the domestic retail stores under the Payless ShoeSource name, operations in Guam and Saipan, the current Payless wholesale business, the Company’s sourcing operations and Collective Licensing.
The following table summarizes the operating results of the Payless Domestic Segment:

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Net Sales	$574.9	$598.7	$1,804.0	$1,816.4
Operating profit from continuing operations	28.4	28.4	108.1	117.9
Sales decreased in the third quarter of 2007 due to lower traffic and unit sales, primarily lower sales of boots, as a result of unseasonably warm weather as well as consumer behavior linked to the uncertain economic environment.
As a percentage of net sales, operating profit from continuing operations increased to 4.9% for the third quarter of 2007 compared to 4.7% in the third quarter of 2006. The percentage increase is primarily due to higher average unit retail prices and more direct sourcing which reduced unit cost, partially offset by higher product markdowns, higher occupancy expenses and negative leverage on SG&A expenses due to lower net sales.

As a percentage of sales, operating profit from continuing operations decreased to 6.0% for the first nine months of 2007 compared to 6.5% in the first nine months of 2006. The percentage decrease is primarily due to costs associated with our distribution center initiative.
As of November 3, 2007, we have incurred $7.8 million in exit costs associated with the closing of the Topeka distribution center in fiscal 2007. Total exit costs are currently estimated to be approximately $13 million, consisting of approximately $4 million of non-cash accelerated depreciation expenses, approximately $7 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed. Actual results could vary from these estimates.
Payless International Segment Operating Results
Our Payless International operating segment includes retail operations in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands. The following table summarizes the operating results of the Payless International segment:

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Net Sales	$111.0	$104.7	$309.8	$287.6
Operating profit from continuing operations	15.8	15.7	34.4	33.1
In general, gross margin percentages in our Payless International segment exceed those in the Payless Domestic segment. Also, as a percent of net sales, our SG&A expenses in the Payless International segment are lower than in the Payless Domestic segment primarily due to lower payroll-related expenses. Therefore, as a percentage of net sales, operating profit in our Payless International segment exceed those in our Payless Domestic segment.
The increase in operating profit from continuing operations for the third quarter of 2007 compared to 2006 is primarily due to increased sales in Latin America, offset by the results of Puerto Rico and Canada. The increase in operating profit from continuing operations for the first nine months of 2007 compared to 2006 is due to increased net sales and improved gross margin percentages in Latin America, partially offset by the results of Canada.
Stride Rite Retail Segment Operating Results
The Stride Rite Retail operating segment is comprised of operations from Stride Rite’s retail stores and outlet stores and the Saucony factory outlets. The following table summarizes the operating results of the Stride Rite Retail Segment:

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Net Sales	$49.8	$—	$49.8	$—
Operating profit from continuing operations	(0.4)	—	(0.4)	—
The net sales of the Stride Rite Retail segment were $49.8 million in the third quarter of 2007. The sales of boots were significantly impacted by unseasonably warm weather.
The Stride Rite Retail segment operating loss was $0.4 million for the third quarter of 2007. The flow through of the acquired inventory write-up to fair value ($7.1 million pretax) offset the sales and corresponding gross profit generated during the period.
Stride Rite Wholesale Segment Operating Results
The Stride Rite Wholesale operating segment is comprised of Stride Rite’s wholesale operations, which includes sales from the Stride Rite, Saucony, Sperry, Tommy Hilfiger, Robeez and Keds brands. The following table summarizes the operating results of the Stride Rite Wholesale Segment:

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Net Sales	$95.0	$—	$95.0	$—
Operating profit from continuing operations	(16.1)	—	(16.1)	—
Net sales were $95.0 million during the third quarter of 2007. Sales of the Sperry and Saucony brands were strong, along with strong sales of certain brands in international markets. Keds domestic core product sales were soft in the mid-tier channel, and wholesale sales for the Stride Rite and Tommy Hilfiger brands experienced declines in several channels.

The Stride Rite Wholesale segment operating loss of $16.1 million was primarily driven by purchase accounting expense of $21.5 million pre-tax related to the flow through of the acquired inventory write-up to fair value and depreciation and amortization of certain other assets. Partially offsetting this acquisition-related charge were strong net sales in Saucony, Sperry and international markets.
Store Activity—Payless Domestic and Payless International Segments
As of November 3, 2007, we operated 4,554 retail shoe stores under the Payless ShoeSource name offering quality footwear and accessories in all 50 of the United States, the District of Columbia, Puerto Rico, Guam, Saipan, the U.S. Virgin Islands, Canada, and the Central and South American Regions. The following table presents the change in store count for the third quarter and first nine months of 2007 and 2006. We consider a store relocation to be both a store opening and a store closing.

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Beginning of period	4,560	4,584	4,572	4,605
Stores opened	35	30	108	120
Stores closed	(41)	(40)	(126)	(151)

Ending store count	4,554	4,574	4,554	4,574

As of November 3, 2007, we operated 153 stores in the Central America Region, 34 stores in the South America Region and 319 stores in Canada.
Store Activity—Stride Rite Retail Segment
As of November 3, 2007, the Stride Rite Retail segment operated 337 retail stores. During the third quarter 2007, nine new stores were added and two stores were closed.
Environmental Liability
In connection with the Stride Rite acquisition, we acquired a distribution facility with a related environmental liability. The liability as of November 3, 2007 was $2.3 million and was included as an accrued expense in the accompanying condensed consolidated balance sheet. The assessment of the liability and the associated costs were an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. The estimated costs to address these environmental conditions ranged from $1.2 million to $4.6 million. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. We are in the process of completing a new study based on the most recent information available and will revise reserve accordingly in connection with purchase accounting during the fourth quarter of 2007.
Liquidity and Capital Resources
We ended the third quarter of 2007 with a cash and cash equivalents balance of $301.3 million, a decrease of $87.7 million over the 2006 third quarter, and no short-term investments, a decrease of $83.4 million over the 2006 third quarter. The year-to-year decreases were due primarily to the acquisitions of Collective Licensing and Stride Rite, offset by cash generated from operations. Internally generated cash flow from operations is expected to be the most important component of our capital resources.
As of November 3, 2007, our foreign subsidiaries and joint ventures had $177.3 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $181.2 million in the first nine months of 2007, compared with $196.1 million for the same period in 2006. As a percentage of net sales, cash flow from operations was 8.0% in the first nine months of 2007, compared with 9.3% in the same period in 2006. The significant changes in cash flow during the first nine months of 2007 as compared with the 2006 period relate to net negative cash flow from working capital changes including accounts payable and prepaid expenses and other current assets.

Cash Flow Used in Investing Activities
In the 2007 first quarter, we acquired Collective Licensing for $91.1 million, net of cash acquired, including transaction costs. In the 2007 third quarter, we acquired Stride Rite for $785.8 million, net of cash acquired, including transaction costs. Our capital expenditures totaled $128.0 million during the first nine months of 2007, compared with $89.6 million for the same period in 2006. Total capital expenditures in 2007 are expected to be approximately $175 million. We intend to use internal cash flow and available financing from our $350 million Revolving Loan Facility to finance all of these expenditures.
Cash Flow Provided by Financing Activities
We have made the following common stock repurchases:

	First Nine Months
	2007		2006
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Stock repurchase program	$20.1	610	$90.8	3,818
Employee stock purchase, deferred compensation and stock incentive plans	1.1	35	0.8	30

	$21.2	645	$91.6	3,848

Under the indenture governing our 8.25% Senior Subordinated Notes, we may repurchase approximately an additional $44.7 million of common stock. This limit may increase or decrease on a quarterly basis based upon our net earnings. As of November 3, 2007, we had approximately $231.7 million of remaining common stock repurchase authorization from our Board of Directors.
On August 17, 2007, we entered into a $725 million term loan (the “Term Loan Facility”) and a $350 million Amended and Restated Loan and Guaranty Agreement (the “Revolving Loan Facility” and collectively with the Term Loan Facility, the “Loan Facilities”). The Loan Facilities rank pari passu in right of payment and have the lien priorities specified in an intercreditor agreement executed by the administrative agent to the Term Loan Facility and the administrative agent to the Revolving Loan Facility. The Loan Facilities are senior secured loans guaranteed by substantially all of the assets of the borrower and the guarantors, with the Revolving Facility having first priority in accounts, inventory and certain related assets and the Term Loan Facility having first priority in substantially all of the borrower’s and the guarantors’ remaining assets, including intellectual property, the capital stock of each domestic subsidiary, any intercompany notes owned by the Borrower and the guarantors, and 66% of the stock of non-U.S. subsidiaries directly owned by borrower or a guarantor.
The Revolving Loan Facility will mature on August 17, 2012. The Revolving Loan Facility bears interest at the LIBOR, plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels and commitment fee payable on the unborrowed balance of 0.25%. The Revolving Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of November 3, 2007, we were in compliance of all covenants. The facility will be available as needed for general corporate purposes. The variable interest rate including the applicable variable margin at November 3, 2007, was 5.74%. No amounts were drawn on the Revolving Loan Facility as of November 3, 2007. Based on our current borrowing base, we may borrow up to $344.1 million under our Revolving Loan Facility, less $25.8 million in outstanding letters of credit as of November 3, 2007.
The Term Loan Facility will mature on August 17, 2014. The Term Loan Facility will amortize quarterly in annual amounts of 1.0% of the original amount, with the final installment payable on the maturity date. The Term Loan Agreement provides for customary mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction so long as the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0:1.0. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans. The Term Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of November 3, 2007, we were in compliance with all covenants.
On August 17, 2007, as part of the Stride Rite acquisition, we acquired and immediately repaid $46.0 million in Stride Rite debt.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit the our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of November 3, 2007, we were in compliance with all covenants. As of November 3, 2007, the fair value of the Notes was $199.0 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%
We believe that our liquid assets, cash generated from operations and the Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for the next twelve months and thereafter for the foreseeable future.
Contractual Obligations
During 2007, as a result of the Stride Rite acquisition and other activity, the changes to the contractual obligations in the current year are as follows:

	Cash Payments Due by Fiscal Year
		Less than			More than
(in millions)	Total	One Year	1-3 Years	3-5 Years	Five Years

Ohio distribution center operating lease	$41.5	$—	$5.0	$5.0	$31.5
Term Loan	725.0	7.3	14.5	14.5	688.7
Stride Rite operating leases	133.0	23.2	40.7	30.5	38.6
Stride Rite open account purchase orders for inventory	59.6	59.6	—	—	—
Stride Rite employee severance	10.9	—	10.9	—	—

	$970.0	$90.1	$71.1	$50.0	$758.8

In conjunction with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), our liability for unrecognized tax benefits, including interest and penalties, is $57.8 million as of November 3, 2007. Of this amount, we estimate that $0.7 million will be paid in less than one year. We are unable to make a reasonably reliable estimate of the amount and period of related future payments on the remaining balance.
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended February 3, 2007. With the exception of the new distribution center lease, the Term Loan Facility, the Stride Rite acquisition and the liability for unrecognized tax benefits, there have been no significant developments with respect to our contractual obligations since February 3, 2007.
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	November 3,	October 28,	February 3,
	2007	2006	2007

Current Ratio	2.6	2.4	2.4
Debt-capitalization Ratio*	53.9%	22.5%	22.6%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 72.4%, 62.5% and 63.5%, respectively, for the periods referred to above.
The increase of the debt-capitalization ratio as of November 3, 2007 is due to the additional debt incurred to finance the Stride Rite acquisition.

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
We participate in interest rate related derivative instruments to manage our exposure on our debt instruments. We record all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item.
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended February 3, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at November 3, 2007; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of November 3, 2007, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $1.9 million annually or approximately $0.5 million per quarter.
Foreign Currency Risk
We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the nine months ended November 3, 2007, and October 28, 2006, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of November 2, 2007, the last day of trading in our quarter, the exchange rate was 7.47 Yuan per U.S. dollar.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows:
On August 17, 2007, the Company acquired Stride Rite, whose financial statements reflect total assets and revenues constituting 45% and 6% respectively, of the consolidated financial statement amounts as of and for the 39 weeks ended November 3, 2007. As permitted by the rules of the SEC, the Company will exclude Stride Rite from its annual assessment of the effectiveness on internal control over financial reporting for the year ending February 2, 2008, the year of acquisition. Management continues to evaluate Stride Rite’s internal controls over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject.
On or about February 5, 2004, a complaint was filed against us in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. We have filed an answer. A pre-trial conference was held on November 13, 2006, during which the trial judge indicated that he was transferring the case to a new judge for all further proceedings. The case subsequently was assigned to Judge George P. Schiavelli and a status conference was held on January 29, 2007. During that status conference, Judge Schiavelli set a February 5, 2008 trial date, with the pretrial conference to be held on January 7, 2008. On October 12, 2006, we filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. We have moved to dismiss the California action filed by St. Paul, which was granted on February 12, 2007. On November 2, 2006, St. Paul removed the action from state court to the U.S. District Court for the District of Kansas. Also, on November 2, 2006, St. Paul moved to transfer the Kansas action to the U.S. District Court for the Central District of California, which was denied on January 10, 2007. On January 23, 2007, St. Paul filed a motion to stay the Kansas Action until the underlying lawsuit is resolved, which was granted on March 2, 2007. We believe we have meritorious defenses to the claims asserted in the underlying lawsuit. An estimate of the possible loss, if any, or the range of the loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flows.

On or about December 20, 2001, a First Amended Complaint was filed against us in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. We have filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. We requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, we filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. By Order dated July 9, 2007, the case was assigned to a new judge for trial who subsequently set the pretrial conference for April 1, 2008 and a 14-day trial beginning April 8, 2008. A hearing on various summary judgment motions filed by the parties was held on August 14, 2007, and all such motions are presently under consideration by the District Court. We believe we have meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flows.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. Before the ITC, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the Administrative Law Judge entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the Administrative Law Judge from September 7-14, 2007, and the parties completed their post-hearing briefing on November 2, 2007. The deadline for an initial determination by the Administrative Law Judge is April 11, 2008, while the target date for completion of the investigation is August 11, 2008. We believe we have meritorious defenses to the claims asserted in the lawsuits and have filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flows.
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
Retention of Major License
Our Stride Rite business has derived revenues and earnings in the past from its exclusive licensing agreement with Tommy Hilfiger Licensing, Inc. to produce and sell Tommy Hilfiger branded footwear. The Tommy Hilfiger license was amended and renewed for a term expiring December 31, 2008. Whether the license with Tommy Hilfiger will remain in effect depends, in part, on our achieving certain minimum sales levels for the licensed products. We did not meet the minimum sales threshold for the period ended March 31, 2007. There can be no assurance that we will be able to meet such threshold in the future or that the lease will be renewed. Tommy Hilfiger Corp., the parent company of Tommy Hilfiger Licensing, Inc., was acquired by Apax Partners during 2006. The aggregate revenues produced by Stride Rite’s Tommy Hilfiger licenses were approximately $93 million in fiscal 2006.
Intellectual Property Risk
We believe that our patents and trademarks are important to our business and are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or whether that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. Finally, we cannot be sure that our activities will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves, we will incur additional costs.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended November 3, 2007, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)

08/05/07 — 09/01/07	2	$24.05	—	$232.0
09/02/07 — 10/06/07	18	21.95	15	231.7
10/07/07 — 11/03/07	3	22.25	—	231.7

Total	23	$22.20	15	$231.7 (2)

(1)	Includes an aggregate of approximately eight thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007, our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.

ITEM 6. EXHIBITS
(a) Exhibits:

Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTIVE BRANDS, INC.

Date: December 12, 2007	By: /s/ Matthew E. Rubel

Matthew E. Rubel
Chief Executive Officer and President
(Principal Executive Officer)

Date: December 12, 2007	By: /s/ Ullrich E. Porzig

Ullrich E. Porzig
Senior Vice President - Chief
Financial Officer and Treasurer
(Principal Financial and Accounting Officer)