Form 10-K
period 2008-02-02
COLLECTIVE BRANDS, INC.
filed 2008-04-01
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,596 million based on the closing price of $24.53 as reported on the New York Stock Exchange on August 3, 2007, the last trading day of the registrant’s second fiscal quarter.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
63,801,066 shares at March 27, 2008
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2008 (Proxy Statement)	Part III

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

COLLECTIVE BRANDS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008
INDEX

Page
PART I

Item 1. Business	1

Item 1A. Risk Factors	12

Item 1B. Unresolved Staff Comments	17

Item 2. Properties	17

Item 3. Legal Proceedings	17

Item 4. Submission of Matters to a Vote of Security Holders	18

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19

Item 6. Selected Financial Data	22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	42

Item 8. Financial Statements and Supplementary Data	43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	96

Item 9A. Controls and Procedures	96

Item 9B. Other Information	96

PART III

Item 10. Directors, Executive Officers and Corporate Governance	96

Item 11. Executive Compensation	97

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	97

Item 13. Certain Relationships and Related Transactions, and Director Independence	97

Item 14. Principal Accountant Fees and Services	98

PART IV

Item 15. Exhibits and Financial Statement Schedules	98

Signatures	101
Stock Plan for Non-Management Directors
Supplementary Retirement Account Plan
401(k) Profit Sharing Plan
The Stock Appreciation and Phantom Stock Unit Plan
Employee Stock Purchase Plan
Deferred Compensation Plan
Incentive Compensation Plan
Stock Incentive Plan
Amendment to Employment Agreement
Second Amendment to Term Loan Agreement
Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
Certification of the CEO and President
Certification of the Senior VP, CFO and Treasurer
Section 1350 Certification of the CEO and President
Section 1350 Certification of the Senior VP, CFO and Treasurer

[Page Intentionally Left Blank]

PART I
ITEM 1. BUSINESS
General
Collective Brands, Inc. (“Collective Brands” or the “Company”) is a leader in bringing compelling lifestyle, fashion and performance brands for footwear and related accessories to consumers worldwide. We operate strategic business units covering a powerful brand portfolio, as well as multiple price points and selling channels including retail, wholesale, ecommerce and licensing. Collective Brands is the holding company for Payless ShoeSource, Inc. (“Payless”), The Stride Rite Corporation (“Stride Rite”), and Collective International, LP (“Collective Licensing”). Payless is one of the largest footwear specialty retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. Stride Rite markets the leading brand of high-quality children’s shoes in the United States as well as products for children and adults under well-known brand names, including Stride Rite®, Robeez®, Sperry Top-Sider®, Saucony® and Keds®. Collective Licensing is a youth lifestyle marketing and global licensing business.
All references to years are to our fiscal year unless otherwise stated. Fiscal year 2007 ended on February 2, 2008.
Payless is one of the largest footwear retailers in the Western Hemisphere, with 4,552 retail stores in 15 countries and territories as of year-end 2007. Our Payless ShoeSource retail stores in the United States, Canada, the Caribbean, Central America, and South America sold nearly 170 million pairs of footwear and approximately 40 million units of accessories during fiscal 2007. Payless ShoeSource stores sell a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless ShoeSource stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Our stores feature several designer and mainstream footwear brands including Abaete for Payless™, Airwalk®, American Eagle™, Champion®, and Dexter®. We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value. As of year-end 2007, each Payless ShoeSource store stocked on average approximately 6,600 pairs of footwear. We focus our marketing efforts on women consumers between the ages of 18 and 44 with household incomes of less than $75,000. We believe this group of consumers makes a disproportionately large share of household footwear purchasing decisions. We believe that approximately one-third of these target consumers purchased at least one pair of footwear from our stores last year. Payless also operates a shoe dyeing unit called Dyelights®, in which customers order custom-dyed shoes usually for occasions such as weddings. In addition, we operate payless.com® where customers can buy our products on-line and store associates can order products for customers that are not sold in all of our stores.
Stride Rite is the leading marketer of high quality children’s footwear in the United States and is a major marketer of casual and athletic footwear for adults. Stride Rite was founded on the strength of the Stride Rite children’s brand, but today includes a portfolio of great American brands addressing different market segments within the footwear industry. Stride Rite is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. Stride Rite markets products in countries outside North America largely through owned operations, independent distributors and licensees. Stride Rite also markets its products directly to consumers by selling children’s footwear through its Stride Rite children’s retail stores and a broader selection of its footwear through Stride Rite outlet stores and e-commerce sites. In total, Stride Rite operated 340 retail locations as of the end of 2007. Stride Rite designs and markets children’s footwear, for consumers between the ages of six months and ten years, including dress and casual footwear, boots, sandals, athletic shoes and sneakers, in various styles. Those products are marketed under the Stride Rite®, Robeez®, and other brand names at moderate to premium price points. In addition, Stride Rite designs and markets marine performance footwear and outdoor recreational, hand-sewn, dress casual and casual footwear, and boots for adults under our Sperry Top-Sider® and Sperry® trademarks. Stride Rite also designs and markets technical running, athletic lifestyle, walking, and outdoor trail shoes and athletic apparel under the Saucony® brand name and casual footwear and sneakers for adults and children under the Keds® trademark. Additionally, Stride Rite designs casual footwear for women under the Grasshoppers® label.
History
Payless was founded in Topeka, Kansas in 1956 with a strategy of selling low-cost, high-quality family footwear on a self-service basis. In 1962, Payless became a public company. In 1979, it was acquired by The May Department Stores Company (“May Company”). On May 4, 1996, Payless became an independent public company again as a result of a spin-off from May Company. On March 30, 2007, we acquired Collective Licensing, a Denver-based brand development, management and licensing company. On August 16, 2007, we changed our name to Collective Brands, Inc., and the next day we completed our acquisition of Stride Rite.
Stride Rite was founded in Boston, Massachusetts in 1919, as the Green Shoe Manufacturing Company (“Green Shoe”). Green Shoe became a public company in 1960 and was listed on the New York Stock Exchange. It adopted The Stride Rite Corporation name in 1966 in recognition of its well respected brand name. Stride Rite’s first retail store was opened in 1972. The Sperry Top-Sider and Keds brand names were purchased from Uniroyal in 1979. During 2005 Stride Rite completed its acquisition of Saucony and in 2006 Stride Rite purchased Robeez.
Our principal executive offices are located at 3231 Southeast Sixth Avenue, Topeka, Kansas 66607-2207, and our telephone number is (785) 233-5171. Our common stock is listed for trading on the New York Stock Exchange under the symbol “PSS.”
Segments and Geographic Areas
We operate our business in four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale. See Note 19 to the Notes to the Consolidated Financial Statements for a discussion on financial results by segment.
1.	The Payless Domestic reporting segment is comprised of retail stores under the Payless ShoeSource name in the U.S., the Company’s sourcing operations and Collective Licensing.

2.	The Payless International segment includes retail operations in Canada; Puerto Rico; the U.S. Virgin Islands; the South American Region which includes Ecuador; and the Central American Region which includes Costa Rica, Guatemala, El Salvador, the Dominican Republic, Honduras, Nicaragua, Panama and Trinidad and Tobago. Our operations in the Central and South American Regions are operated as joint ventures in which we maintain a 60-percent ownership interest.

3.	The Stride Rite Retail reporting segment consists of Stride Rite’s retail children’s stores, outlet stores and the leased children’s shoe departments at Macy’s.

4.	The Stride Rite Wholesale reporting segment consists primarily of Stride Rite’s wholesale operations which includes Stride Rite Children’s Wholesale Division, Keds, Saucony and Sperry Top-Sider. In addition, the segment includes sales to licensed dealers, international distributors and licensees. We sell footwear to approximately 8,000 customers in nearly 70 countries and territories worldwide.
Stores
At the end of 2007, we operated a total of 4,892 retail stores. This was comprised of 3,954 in the Payless Domestic segment, 598 stores in the Payless International segment, and 340 stores in the Stride Rite Retail segment.
Payless Domestic
The average size of a store in the Payless Domestic segment is approximately 3,200 square feet. Depending upon the season and the sales volume of the store, stores employ a widely varying number of associates including a store manager or shared store manager. Stores use a combination of full-time and part-time associates. By including materially remodeled stores in our calculation as new stores, Payless ShoeSource domestic stores were 13 years old on average at the end of 2007. At year-end, 407 stores had been updated to one of Payless’ new store formats. There were 385 “Hot Zones” and 22 “Fashion Labs"™. Payless ShoeSource stores operate in a variety of real estate formats such as shopping malls, central business districts, free-standing buildings, strip centers, and leased departments in ShopKo stores. At year-end, 435 locations incorporated a “Payless Kids” area which has nearly 1,000 additional square feet of selling space devoted to an expanded assortment of children’s shoes.
In 1999, we entered into a 10-year strategic alliance with ShopKo Stores, Inc., a discount retailer with stores primarily in the Midwest, Western Mountain, and Pacific Northwest regions, through which we operate Payless ShoeSource shoe departments within ShopKo® stores. This alliance provides an additional distribution channel for our products. As of year-end, there were 132 of these locations, and they are included in the table below.

The number of retail stores by geographic region for the Payless Domestic segment is represented in the table below.

Alabama	35
Alaska	8
Arkansas	40
Arizona	89
California	536
Colorado	55
Connecticut	45
District of Columbia	8
Delaware	9
Florida	289
Georgia	98
Hawaii	16
Iowa	33
Idaho	30
Illinois	186
Indiana	60
Kansas	35
Kentucky	33
Louisiana	58
Massachusetts	98
Maryland	73
Maine	13
Michigan	132
Minnesota	48
Missouri	77
Mississippi	48
Montana	14
North Carolina	63
North Dakota	6
Nebraska	34
New Hampshire	18
New Jersey	130
New Mexico	28
Nevada	36
New York	260
Ohio	134
Oklahoma	45
Oregon	50
Pennsylvania	157
Rhode Island	14
South Carolina	37
South Dakota	15
Tennessee	47
Texas	390
Utah	51
Virginia	78
Vermont	7
Washington	88
Wisconsin	78
West Virginia	14
Wyoming	5
Guam	2
Saipan	1

Total Domestic Segment Store Count	3,954
Payless International
Since opening our first store in Canada in 1997, our international presence has grown substantially. We entered Latin America in September 2000. As of year-end, we had 598 stores in 10 countries, Puerto Rico and the U.S. Virgin Islands. We intend to open our first Payless ShoeSource stores in Colombia in 2008.
The average size of a store in the Payless International segment is approximately 2,800 square feet. Stores in Latin America tend to be smaller than stores in other locations because Latin America tends to have smaller shop spaces than North America. Securing a site large enough for Payless often requires assembling two or three contiguous spaces. We are actively pursuing opportunities to expand square footage for key locations in Latin America. By including materially remodeled stores in our calculation as new stores, our international stores were on average seven years old at the end of 2007. At year-end, 50 stores had been updated to one of our new store formats. There were 49 “Hot Zones” and one “Fashion Lab™”. Our international stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, and strip centers.

The number of retail stores by Province, Country and Territory for the Payless International segment is represented in the table below.

Canada
Alberta	41
British Columbia	41
Manitoba	10
New Brunswick	7
Nova Scotia	11
Ontario	142
Prince Edward Island	2
Quebec	52
Saskatchewan	11

Total Canada	317

Central America Region
Costa Rica	22
Dominican Republic	16
El Salvador	21
Guatemala	38
Honduras	17
Nicaragua	12
Panama	18
Trinidad/Tobago	13

Total Central America	157

South America Region
Ecuador	36

Puerto Rico	83
U.S. Virgin Islands	5

Total Payless International Segment Store Count	598

Stride Rite Retail
Stride Rite retail children’s stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the U.S. The average size of a Stride Rite retail children’s store is approximately 1,700 square feet. Stride Rite outlet stores average approximately 2,800 square feet because outlet stores carry a broad range of footwear for adults in addition to children’s footwear. Most of our outlet stores are located in shopping centers consisting only of outlet stores. At the end of 2007, each Stride Rite retail store carried on average approximately 8,900 pairs of shoes. By including materially remodeled stores in our calculation as new stores, Stride Rite retail segment stores were on average approximately nine years old at the end of 2007.
The number of retail stores by type for the Stride Rite Retail segment is represented in the table below.

Stride Rite Children’s Stores	231
Outlet Stores	102
Leased Children’s Shoe Departments — Macy’s	7

Total Stride Rite Retail Stores	340

Stride Rite Wholesale
In addition to the Stride Rite retail stores, we had 165 Stride Rite locations managed by licensed dealers (not included in the store count above) at the end of 2007. A licensed dealer is an independent shoe retailer that sells a high percentage of Stride Rite product, and who brands the store as Stride Rite both on the exterior and interior of the store. We generate sales from dealers by selling them our product. Dealers do not pay franchise or on-going fees. Stride Rite sales representatives monitor the dealers’ assortments and appearance. We give guidance to the dealers on store remodeling. Dealers are not obliged to participate in Stride Rite retail store promotions.

International Business
During 2007, Collective Brands had $479.6 million, or 16%, of its sales from international locations. Our distribution is getting more diverse each year as international sales have tended to grow faster than our overall sales.
Payless International
Sales in 2007 were $427.0 million, up 6% versus the prior year. The 2007 operating profit from continuing operations was up 3%, led by strong results in our Latin America markets, which is an emerging market for Payless. As a result of our success in Latin America, we announced in 2007 that we will open our first stores in Colombia during 2008. Results from Colombia will be a part of the Payless International segment.
Stride Rite Wholesale
We sell footwear in nearly 70 countries and territories worldwide. We use our owned operations, independent distributors and licensees to market our various product lines outside of the United States. We record revenue from foreign sources through the sale of branded footwear products by our owned operations in Canada, the Netherlands, the United Kingdom and Germany, from sales in certain countries to independent distributors of our products, and from royalties to authorized licensees of our products. License and distribution arrangements enable us to develop sales in certain international markets without incurring development costs and the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. We assist in designing products that are appropriate to each foreign market, but are consistent with the global brand position. Independent licensees and distributors purchase goods from either us or authorized third-party manufacturers pursuant to distribution agreements or manufacture branded products consistent with our standards pursuant to license agreements. Distributors and licensees are responsible for independently marketing and distributing our branded products in their respective territories with product and marketing support provided by us. We are also a party to foreign license agreements in which independent companies operate Stride Rite and Keds retail stores outside the United States. A total of 11 Stride Rite and two Keds stores are currently operating in El Salvador, Guatemala, Haiti, Honduras, Costa Rica, Dominican Republic and Venezuela pursuant to such agreements.
Store and Wholesale Operations Management
Collective Brands manages certain store operation functions, such as marketing, information technology and finance, in a mostly centralized fashion from its Topeka, Kansas and Lexington, Massachusetts corporate offices. The company also manages other store support functions, such as loss prevention and store-level human resources, in a more decentralized fashion.
Payless Domestic and Payless International
In general, each retail location is managed by a Store Manager. Store Managers report to District Managers who, in turn, report to Directors of Retail Operations. District Managers typically oversee 24 stores on average, and Directors of Retail Operations typically oversee, on average, 11 District Managers or 264 stores. Each of these positions is responsible for managing the operations of our stores including functions such as opening and closing, store displays, inventory management, staffing, and managing the customer experience. In 2007, we substantially completed our North American rollout of more technologically advanced point-of-sale terminals and inventory scanning devices, as well as our U.S. rollout of a new labor scheduling system. These technology improvements provide benefits such as faster checkout, easier tagging and inventory management, and more effective customer focused staffing.
Stride Rite Retail
Retail locations are managed by a Store Manager who reports to a District Manager. District Managers typically oversee approximately 25 stores. These positions are responsible for managing the operations of our stores including functions such as opening and closing, store displays, inventory management, and staffing. Stride Rite stores offer customers a more full-service experience such as retrieving shoes and personalized sizing and fitting of each child by trained specialists.
Stride Rite Wholesale
The Stride Rite Wholesale business is divided by major brands, each with their own dedicated sales forces. Generally each sales executive is assigned a specific geographic region.
Employees
At the end of 2007, Collective Brands employed over 31,000 associates worldwide. Nearly 28,000 associates worked in stores, while the remaining associates worked in other capacities such as corporate support, Asia-based procurement, licensing, and distribution centers. Approximately 400 of our distribution center associates and 165 of our other associates are covered by collective bargaining agreements. Our employee base at year-end was approximately 50% full-time and 50% part-time.
Payless Domestic
Approximately 24,000 associates at year-end worked in the Payless Domestic segment. The mix of full-time to part-time associates was about 40% and 60%, respectively.
Payless International
The Payless International segment employed over 3,400 associates at year-end. The mix of full-time to part-time associates was about 64% and 36%, respectively.
Stride Rite Retail
The Stride Rite Retail segment employed almost 2,200 associates at year-end. The mix of full-time to part-time associates was about 40% and 60%, respectively.
Stride Rite Wholesale
Almost 1,400 associates at year-end were employed in various sales and support capacities in the Stride Rite Wholesale segment. Nearly 100% were full-time.
Competition
As a multi-channel provider of footwear and accessories, we face several different forms of competition.
The retail footwear and accessories market is highly competitive. It is comprised of department stores, footwear specialty stores, discount mass-merchandisers, sporting goods stores, and on-line competitors. In addition, many retailers who have not traditionally carried footwear have added various footwear and accessories including seasonal, specialty and general footwear in their merchandise assortment. The primary competitive levers to establish a point of differentiation in our industry are merchandise selection, flow and timing, pricing, fashion, product quality and aesthetics, convenience and in-store experience.
Payless Domestic and Payless International
We seek to compete effectively through our Payless segments by getting to market with differentiated, trend-right merchandise before mass-market discounters such as Wal-Mart and Target. Payless strives to get trend-right merchandise to market at the same time but at more compelling values than department stores and specialty retailers. Main competitors include Kohl’s, J.C. Penney, Macy’s, and Famous Footwear as well as ALDO and Sears Canada.
Stride Rite Retail and Stride Rite Wholesale
We believe that the creation of attractive styles, in multiple widths, together with specialized engineering for fit, durability, comfort, quality and high service standards are significant factors for Stride Rite to compete successfully in the marketing of all types of footwear. Stride Rite stores compete in the children’s retail shoe industry with numerous businesses, ranging from large retail chains to single store operators. The chains include The Children’s Place, Gymboree, Dillard’s and Nordstrom. On a wholesale level, Stride Rite competes with many suppliers of footwear. Stride Rite Wholesale’s most significant competitors include Crocs, Nike, Sketchers, Converse, Asics, Brooks, Timberland, Sebago, and Ecco.

Seasonality
As an international multi-channel provider of footwear and accessories, we have operations that are impacted by certain seasonal factors — some of which are common across segments and channels while others are not. For the most part, our business is characterized by four high-volume seasons: Easter, the arrival of warm weather, back-to-school, and the arrival of cool weather. In preparation for each of these periods, we increase our inventory levels in our retail stores to support the increased demand for our products. For our wholesale business, we increase our inventory levels approximately three months in advance of these periods to support the increased demands from our wholesalers for these products. We offer styles particularly suited for the relevant season such as sandals in the spring and boots during the fall. Our cash position tends to be highest in June as well as September — October, due primarily to the arrival of warm weather and back-to-school, respectively. Our cash position tends to be lowest around February — March when Easter inventories are built-up but not yet sold-through.
Payless Domestic
Payless Domestic retail stores tend to have their highest inventory levels in preparation for the Easter selling season because customers tend to shop our stores for holiday-specific footwear and accessories. This is typically about 1-3 weeks in advance of the holiday. Seasonal sales volumes are typically highest for Payless Domestic in the first quarter, followed closely by the second quarter, and closely again by the third quarter. The arrival of warm weather and back-to-school are meaningful sales catalysts, but typically not quite as strong as Easter. Usually, the Payless Domestic segment has lower sales in the fourth quarter compared to the other three quarters. Footwear customer traffic during the fourth quarter tends to be lower because there are no significant catalysts and footwear tends to be less giftable than other retail alternatives.
Payless International
The Payless International seasonality tends to largely resemble Payless Domestic with one very important difference — a greater share of sales tends to come in December compared to Payless Domestic. In Puerto Rico and Latin America many workers get an incremental paycheck in preparation for the Christmas season and, compared to Payless Domestic, back-to-school and paydays are somewhat more important to Payless International.
Stride Rite Retail
Stride Rite Retail seasonality also tends to create higher volumes in the first half of the year versus the second half. Back-to-school tends not to be nearly as big, proportionally, as it is for the Payless segments because Stride Rite Retail’s customer base has traditionally been mostly pre-schoolers.
Stride Rite Wholesale
The Stride Rite Wholesale business is also customarily driven by Easter, warm weather’s arrival, back-to-school, and cool weather’s arrival. But as a wholesaler, the segment’s business is usually about three months earlier than Collective Brands’ other three segments which sell primarily at retail. Stride Rite Wholesale tends to have its highest inventory position around January to February and its lowest inventory position around the November to December time frame.
Supply Chain
We run an integrated supply chain that supports the product life-cycle from concept to liquidation across all reporting segments. In 2007, (for the full year for Payless and for the 24 weeks for which we owned Stride Rite) we sold 183 million pairs of footwear through retail and wholesale combined.
Merchandise Planning & Allocation
We are leveraging merchandise systems across our entire organization. We build and manage total inventory plans, targeted store assortments, and product lifecycles. Our objective is to get the right product to the right store at the right time through accurate distribution utilizing enhanced forecasting and demand planning models. We base our decisions on how to stock our stores using several criteria. We consider the customer profile of our store locations based on demographics, shopping behavior and appetite for fashion. Also, we consider seasonality and climate by geography which impacts the timing of our inventory distribution. In addition, we consider our stores’ sales volume, selling history, and the categories of products they tend to sell when deciding how to stock our stores. This results in greater customer connectivity which drives more profitable sales and less liquidation markdowns. Our systems provide perpetual planning and forecasting solutions and support multiple distribution centers. They also provide improved store-level size optimization, initial distribution planning, and case pack configuration information.

We create meaningful, relevant, and actionable store groupings that allow us to deliver targeted assortments based upon customer profiles of each store. We optimize price throughout a product’s life-cycle, as we can price products down to the store level. This helps us manage aged inventory and minimize it as a percentage of the total offering. We flow product consistent with customer shopping patterns. This drives efficiencies across the supply chain and stores. Our use of optimization tools enables store-level price variation which drives gross margin dollars and reduces markdowns.
Sourcing
We procure footwear three different ways — through our direct sourcing organization and by engaging third party agents or vendors to procure products which we cannot or do not want to procure ourselves. Our sourcing team is closely aligned with large factories which serve as our manufacturers. We typically give these factories specifications and performance standards and bid jobs out to multiple factories. Twenty-six core factories accounted for 72% of our footwear purchases. If any one of them was to be unable to supply our needs consistent with prior performance, we might experience disruptions in shoe deliveries. However, we have about 100 factories with whom we do run-over and special approval business, and we believe these factories can fill production voids if necessary.
Our design, product development, and sourcing functions are integrated within our global supply chain organization. In the summer of 2007, we began operating a design office based in New York. This enables us to create trend-right proprietary designs and improves speed to market of new products. We have combined the China-based teams of Payless and Stride Rite to form one organization responsible for product development and sourcing. This team runs our sample creation and quality control processes. It also maintains a materials and costing library to provide greater efficiency and cost control in procuring raw materials. The integration of Payless and Stride Rite is aiding quality, factory loading, cost containment, and manufacturing efficiency. We are negotiating directly with suppliers of raw materials and requiring our factories to use our preferred suppliers much more often now than in the past. In 2007, we employed this process on less than 5% of our materials, relying instead on factories to perform that function. Our long-term goal is to specify preferred suppliers to factories for 80% of our raw materials.
We believe our relationships with our factory base are good. Factories in China are a direct source of approximately 93% of our footwear at cost. We source most of the remaining 7% from Vietnam. Products are manufactured to meet our specifications and standards. We do not purchase “seconds” or “overruns”.
Logistics
We are in the process of capitalizing on areas of opportunity through consolidation of the Payless and Stride Rite distribution networks. These areas include: consolidation of ocean containers, sharing overseas consolidation services, leveraging container cube optimization, reducing transload operating costs, and leveraging inbound carrier rates. The benefits of extending and integrating our network are improved working capital management, stronger in-stock positions, higher inventory turnover, and gross margin improvement. During 2007, we reduced our days from order commitment-to-store (“supply chain days”) by six supply chain days versus the prior year. Through cross functional execution, process enhancements, and optimizing our physical distribution we intend to continue to decrease our supply chain days.
Stores generally receive new merchandise on average twice a week in an effort to maintain a constant flow of fresh and replenished merchandise. We currently use nine distribution facilities worldwide:
1.	We own a 850,000 square feet distribution center (“DC”) in Topeka, Kansas which serves approximately 3,500 Payless stores in North America.

2.	We lease a 414,000 square feet DC in Redlands, California which serves approximately 1,000 Payless stores in North America.

3.	We lease a 602,000 square feet DC in Brookville, Ohio which is planned to begin operation in the spring of 2009.

4.	We contract with a third-party in Colon, Panama to operate a distribution facility for our Latin America operations.

5.	We own a 520,000 square feet DC in Louisville, Kentucky which serves Stride Rite wholesale operations in the United States.

6.	We own a 409,000 square feet DC in Huntington, Indiana which serves the Stride Rite retail stores and wholesale customers.

7.	We lease 46,000 square feet of office and warehouse space in Cambridge, Ontario to support Stride Rite Canadian wholesale operations.

8.	We lease 42,000 square feet of warehouse space in Burnaby, British Columbia which serves the Stride Rite Canadian wholesale operations.

9.	We lease 16,000 square feet of warehouse space in The Netherlands to support our European operations.
Future Changes to Distribution Facilities
a.	We intend to expand the Ohio facility by approximately 200,000 square feet in 2009.

b.	The Topeka DC will close when the California and Ohio facilities are open and running to our satisfaction, most likely in the spring of 2009.

c.	The British Columbia facility will close in September 2008.

d.	The Indiana facility will close in mid-2009 and inventory will be distributed out of the Ohio and Kentucky facilities.
Intellectual Property
Through our wholly-owned subsidiaries, we own certain copyrights, trademarks, patents and domain names which we use in our business and regard as valuable assets.
Payless Domestic and Payless International
The trademarks and service marks used in our Payless business include Payless®, Payless ShoeSource®, Payless Kids®, Dyelights®, and various logos used on our Payless ShoeSource store signs and in advertising, including our traditional yellow and orange signage and our new orange and blue circle “P” logos. The domain names include Payless.com®, as well as derivatives of Payless ShoeSource. On May 18, 2006, we acquired from Jimlar Corporation the rights to the trademarks American Eagle™ and AE™ for use on footwear and certain accessories and related domain names. Currently, we have agreements in place regarding the following brands: Champion®, which expires on June 30, 2015; Dexter® which expires on December 31, 2014; Spalding®, which expires on June 1, 2008; and American Ballet Theatre ™, which expires on January 31, 2010. In 2006, we entered into agreements with Disney Enterprises, Inc. for use of various Disney properties and characters which expire on December 31, 2010. In March 2008, we entered into an agreement with MTV Networks/Viacom for use of its Nickelodeon property Blue’s Clues™, which expires December 31, 2010. We have agreements for development, licensing, marketing and distribution of Laura Poretzky’s Abaeté for Payless™ line, which expires on May 31, 2009; Lela Rose’s Lela Rose for Payless™ line, which expires on September 30, 2009; Stacey Bendet’s Alice + Olivia for Payless™ line, which expires on September 30, 2008 and Patricia Field’s Patricia Field for Payless™ and/or Red Carpet Collection by Patricia Field™ lines, which expires on December 31, 2008. We also currently have the exclusive right to use the Dunkman® brand. We, through agents, also utilize various character marks from time-to-time.
Collective Licensing owns brand marks including Airwalk®, Vision Street Wear®, Lamar®, Hind®, LTD®, genetic®, Dukes®, Rage®, Ultra-Wheels®, and Skate Attack®. We license the Sims® brand mark. Collective Licensing’s focus is on the growing active sport lifestyle market driven predominantly by the skate- and snowboard-inspired trends. It is positioned with its authentic brand portfolio to reach both the younger consumer with strong ties to board sports, as well as appeal to the broad range of consumers drawn to this established lifestyle and fashion. Payless has been a licensee of the Airwalk brand since 2003 and features the brand on a wide range of footwear and accessories. Payless has helped drive Airwalk to be one of the largest skate footwear brands in America.
Stride Rite Retail and Wholesale
We have license agreements with a number of third parties both domestically and internationally pursuant to which apparel and accessories are designed, manufactured and sold under the Keds®, PRO-Keds®, and Stride Rite ® trademarks. We also have domestic and international license agreements for footwear through the Keds®, PRO-Keds®, Saucony®, Sperry Top-Sider® and Champion® trademarks. We continue to pursue new license opportunities.
We have a three-year licensing agreement with an independent third party for the distribution of footwear under the PRO-Keds® brand in the United States, which expires in 2010.
We have an existing trademark license agreement with Tommy Hilfiger Licensing, Inc., pursuant to which we design, market and sell footwear to adults and children. The license agreement for adult footwear expires on December 31, 2008. The license agreement for children’s footwear expires on December 31, 2009. Tommy Hilfiger Licensing, Inc. and its parent company, Tommy Hilfiger Corporation, have been acquired by Apax Partners. In 2008, we announced plans to end our licensing agreement with Tommy Hilfiger for adult footwear, effective January 1, 2009. Our license agreement for Tommy Hilfiger Kids footwear will expire at the end of calendar year 2009 and we do not anticipate that it will be renewed.

We have a licensing arrangement with H.H. Brown Shoe Company, Inc. to develop, market, and sell an exclusive line of children’s footwear under the Børn name. This license agreement runs through May 31, 2010 and covers the United States and Puerto Rico.
In addition, we have entered into license agreements with the entertainer Jessica Simpson for the Jessica Simpson™ trademark which expires on December 31, 2009; and Wham-o, Inc. for the marks Superball®, which expires on December 31, 2008 and Boogie Board®, which expires on December 31, 2010.
Backlog
Stride Rite Wholesale
As of February 2, 2008 we had a backlog of orders amounting to approximately $181 million. To a significant extent, the backlog at the end of each fiscal year represents orders for our spring footwear styles. Substantially all of these orders are delivered or canceled during the first quarter of the next fiscal year.
In all of our wholesale businesses, reorders from retail customers are an important source of revenue to supplement the orders taken in advance of the season. Over the years, the importance of reorder activity to a season’s success has grown as customers, especially larger retailers, have placed increased reliance on orders during the season. Due to this variability between future orders and reorders, backlog does not necessarily translate directly into sales results.
Environmental Liability
In connection with the Stride Rite acquisition, we acquired a distribution facility with a related environmental liability. The liability as of February 2, 2008 was $6.5 million, $1.0 million of which was included as an accrued expense and $5.5 million of which was included in other long-term liabilities in the accompanying consolidated balance sheet. The assessment of the liability and the associated costs were an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues in the fourth quarter of 2007. As of February 2, 2008, the estimated costs to address these environmental conditions ranged from $4.4 million to $8.8 million, including $0.9 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. Any changes to the estimated liability will be finalized as necessary, up to one year after the acquisition of Stride Rite’s closing date, when information that is known to be available or obtainable is obtained. Any changes to the liability within one year of this acquisition’s closing date will impact goodwill for this transaction.
Available Information
We file or furnish our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. Copies of any of these documents will be provided in print to any shareholder who submits a request in writing to Collective Brands, Inc., Attn: Investor Relations, 3231 Southeast Sixth Avenue, Topeka KS 66607 or calls our Investor Relations Department at (785) 559-5321. The public may read or copy any materials we file with the SEC at the Public Reference Room at 100 F Street N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
We maintain an investor relations website at www.collectivebrands.com. On our investor relations website, one can access free of charge our reports that are filed with the SEC, the Guidelines for our Board of Directors, and the charters for the Board of Directors, the Audit and Finance Committee and the Compensation, Nominating and Governance Committee. Links are available at www.collectivebrands.com where customers can shop at their convenience. No portion of our website or the information contained in or connected to the website is a part of, or incorporated into, this Annual Report on Form 10-K.

Directors of the Company
Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company’s Directors:

Name	Principal Occupation
Management Director
Matthew E. Rubel(1*)	Chief Executive Officer and President of the Company

Independent Directors
Howard R. Fricke(1)(2)(3)	Retired Chairman of the Board of the Security Benefit Group of Companies
Daniel Boggan Jr.(3)	Retired Senior Vice President of the National Collegiate Athletic Association
Judith K. Hofer(4)	Retail Consultant
Mylle H. Mangum(1)(4*)	Chief Executive Officer of IBT Enterprises, LLC
John F. McGovern(1)(3*)	Founder and Partner of Aurora Capital LLC and former Executive
Vice President/Chief Financial Officer of Georgia-Pacific Corporation
Robert F. Moran(3)	President and Chief Operating Officer of PetSmart, Inc.
David Scott Olivet(3)	Chief Executive Officer and Director of Oakley, Inc.
Michael A. Weiss(4)	President and Chief Executive Officer of Express LLC
Robert C. Wheeler(4)	Chairman and Chief Executive Officer of Hill’s Pet Nutrition, Inc.

(1)	Executive Committee Member

(2)	Non-Executive Chairman of the Board

(3)	Audit and Finance Committee Member

(4)	Compensation, Nominating and Governance Committee Member

*	Chairman
Executive Officers of the Company
Listed below are the names and ages of the executive officers of the Company as of April 4, 2008 and offices held by them with the Company.

Name	Age	Position and title

Matthew E. Rubel	50	Chief Executive Officer and President
Darrel J. Pavelka	52	Executive Vice President — Global Supply Chain
Douglas J. Treff	50	Executive Vice President — Chief Administrative Officer
Jay A. Lentz	64	Senior Vice President — Human Resources
Michael J. Massey	43	Senior Vice President — General Counsel and Secretary
Ullrich E. Porzig	62	Senior Vice President — Chief Financial Officer
Matthew E. Rubel is 50 years old and has served as Chief Executive Officer and President of the Company since July 18, 2005. Prior to joining Payless, Mr. Rubel was Chairman and Chief Executive Officer for Cole Haan from 1999 to July 2005. He served as Executive Vice President, J. Crew Group and Chief Executive Officer of Popular Club Plan from 1994 to 1999, and in November 1998, led the sale of Popular from J. Crew to Fingerhut. While at J. Crew Group, Mr. Rubel was responsible for all licensing and international activities, as well as brand marketing and served on its Group Executive Committee. Mr. Rubel has also served as President and Chief Executive Officer of Pepe Jeans USA, and President of the Specialty Division of Revlon. Mr. Rubel has served as a Director of Payless since July 2005.
Darrel J. Pavelka is 52 years old and has served as Executive Vice President — Global Supply Chain since September 2007. Prior to that he served as Senior Vice President — Merchandise Distribution, Planning and Supply Chain from September 2004 to September 2007. He also served as Senior Vice President — International Operations from March 2003 to September 2004, Senior Vice President - Merchandise Distribution from 1999 to 2003, Vice President of Retail Operations for Division R from 1997 to 1999, Vice President of Stores Merchandising from 1995 to 1997, Director of Stores Merchandising from 1990 to 1995, Director of Distribution for Women’s from 1987 to 1990, Manager of Stores Merchandising for Division R from 1983 to 1987, and Manager of the Northeast store expansion from 1980 to 1983.
Douglas J. Treff is 50 years old and has served as the Company’s Executive Vice President — Chief Administrative Officer since September 2007. Prior to joining the Company, he served as Executive Vice President — Chief Administrative Officer for Sears Canada, Inc. from 2006 to 2007. From 2000 to 2006 he served as Senior Vice President and Chief Financial Officer for

Deluxe Corporation and from 1990 to 2000, as Chief Financial Officer and other leadership roles in finance at Wilsons, The Leather Experts, Inc.
Jay A. Lentz is 64 years old and has served as Senior Vice President — Human Resources since May 2001. Prior to that he was Vice President of Organization Development from 1992 to 2001; and 1985 to 1990. From 1990 to 1992 he served as Senior Vice President of Human Resources for Payless Cashways Inc. He previously worked for Pizza Hut Inc., a division of PepsiCo, Inc., as Senior Director of Management Development, Arthur Young Co. as Manager, Organization Development Consulting, and The University of Missouri as a consulting psychologist.
Michael J. Massey is 43 years old and has served as Senior Vice President — General Counsel and Secretary since March 2004. Prior to that he served as Vice President of International Development during 2001, Vice President of Contract Manufacturing during 2000, Vice President, Group Counsel Intellectual Property from 1998 to 2000, and Senior Counsel from 1996 to 1998. Prior to joining Payless, Mr. Massey was an attorney for The May Department Stores Company from 1990 to 1996.
Ullrich E. Porzig is 62 years old and has served as Senior Vice President — Chief Financial Officer and Treasurer since February, 1996. Between 1993 and 1996, Mr. Porzig was Senior Vice President-Chief Financial Officer and Treasurer of Petro Stopping Centers L.P. From 1982 to 1993 he was employed by The May Department Stores Company in various capacities including Senior Vice President-Finance and Chief Financial Officer of Foley’s from 1988 to 1993.
ITEM 1A. RISK FACTORS
We May be Unable to Compete Effectively in the Competitive Worldwide Footwear Retailing Industry
We face a variety of competitive challenges from other domestic and international footwear retailers, including a number of competitors that have substantially greater financial and marketing resources than we do. These competitors include mass-market discount retailers such as Wal-Mart Stores, Inc., and Target Corp.; department stores such as Kohl’s, J.C. Penney, Dillard’s and Nordstrom; other retailers such as Famous Footwear, The Children’s Place, and Gymboree; and wholesalers such as Crocs, Sketchers, and Nike. We compete with these footwear retailers on the basis of:
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
Competition in the retail footwear industry has increased. Mass-market discount retailers aggressively compete with us on the basis of price and have added significant numbers of locations, gaining market share as a result. Accordingly, there is substantial pressure on us to maintain the value proposition of our footwear. In addition, it is possible that mass-market discount retailers will increase their investment in their retail footwear operations, thereby achieving greater market penetration and placing additional competitive pressures on our business. If we are unable to respond effectively to these competitive pressures, our business, results of operations and financial condition could be adversely affected.
A Majority of our Operating Expenses are Fixed Costs that are not Directly Dependent Upon our Sales Performance. As a result, Declines in our Operating Performance may be Magnified if We are Unable to Reduce Expenses in Response to a Sales Shortfall
A majority of our operating expenses are fixed costs that are not directly dependent on our sales performance, as opposed to variable costs, which increase as sales volume increases. These fixed costs include the leasing costs of our stores, our debt service expenses and the majority of our labor expenses. If our sales were to decline, we may be unable to reduce or offset these fixed operating expenses in the short term. Accordingly, the effect of any sales decline is magnified because a larger percentage of our earnings are committed to paying these fixed costs. As a result, our net earnings and cash flow could be disproportionately negatively affected as a result of a decline in sales.

We May be Unable to Maintain or Increase our Sales Volume and Margins
Our Payless stores have a substantial market presence in all 50 states and the District of Columbia and we currently derive a significant majority of our revenue from our U.S. stores. Because of our substantial market presence, and because the U.S. footwear retailing industry is mature, for us to increase our sales volume on a unit basis and margins in the United States, we must capture market share from our competitors. We have attempted to capture additional market share through a variety of strategies; however, if we are not successful we may be unable to increase or maintain our sales volumes and margins in the United States, adversely affecting our business, results of operations and financial condition.
We May Have Unseasonable Weather Where our Stores are Concentrated
We increase our inventory levels to support the increased demand for our products, as well as to offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the winter season. If the weather conditions for a particular season vary significantly from those typical for such season, such as an unusually cold early summer or an unusually warm winter, consumer demand for the seasonally appropriate merchandise that we have available in our stores could be adversely affected and negatively impact net sales and margins. Lower demand for seasonally appropriate merchandise may leave us with an excess inventory of our seasonally appropriate products and/or basic products, forcing us to sell both types of products at significantly discounted prices and adversely affecting our net sales margins and operating cash flow. Consequently, our results of operations are highly dependent on somewhat predictable weather conditions.
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
The results of our wholesale businesses are affected by the buying plans of our customers, which include large department stores, as well as smaller retailers. No customer accounts for 10% or more of our wholesale business. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store chain, to decrease the amount of footwear products purchased from us. In addition, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize or realign in ways that could decrease the number of stores or the amount of shelf space that carry our products. We also face a risk that our wholesale customers could develop in-house brands or utilize the private labeling of footwear products, which would negatively impact financial results.
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
We May be Unsuccessful in Opening New Stores or Relocating Existing Stores to New Locations, Adversely Affecting our Ability to Grow
Our growth is dependent upon our ability to expand our retail operations by opening and operating new stores, as well as relocating existing stores to new locations, on a profitable basis.
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
We Rely on Third Parties to Manufacture and Distribute Our Products
We depend on contract manufacturers to manufacture the merchandise that we sell. If these contract manufacturers are unable to secure sufficient supplies of raw materials, or maintain adequate manufacturing and shipping capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if the prices charged by these contractors increase for reasons such as increases in the price of raw materials, increases in labor costs or currency fluctuations, our cost of manufacturing would increase, adversely affecting our results of operations. We also depend on third parties to transport and deliver our products. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our products for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.
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
There are Risks Associated with Our Importation of Products
We import finished merchandise into the United States and other countries in which we operate from the People’s Republic of China and other countries. Substantially all of this imported merchandise is subject to:
•	customs duties and tariffs imposed by the governments of countries into which this merchandise is imported; and

•	penalties imposed for, or adverse publicity relating to, violations of labor and wage standards by foreign contractors.
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
Manufacturers in China are our major suppliers. During 2007, China was a direct source of approximately 93% of our merchandise based on cost. In addition to the products we import directly, a significant amount of the products we purchase from other suppliers has been imported from China. Any deterioration in the trade relationship between the United States and China or any other disruption in our ability to import footwear, accessories, or other products from China could have a material adverse effect on our business, financial condition or results of operations.
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
Our International Operations are Subject to Political and Economic Risks
In 2007, approximately 16% of our sales were generated outside the United States and almost all of our merchandise was manufactured outside the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:
•	political and economic instability;

•	inflation;

•	exchange controls and currency exchange rates;

•	foreign tax treaties and policies; and

•	restrictions on the transfer of funds to and from foreign countries.
Our financial performance on a U.S. dollar denominated basis is also subject to fluctuations in currency exchange rates. These fluctuations could cause our results of operations to vary materially.
From time to time, we may enter into agreements seeking to reduce the effects of our exposure to currency fluctuations, but these agreements may not be effective in reducing our exposure to currency fluctuations or may not be available at a cost effective price. We are not currently entered into any of these agreements.
We May be Unable to Effectively Protect Our Trademarks and Other Intellectual Property Rights
We believe that our trademarks and other intellectual property are important to our business and are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or whether that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. Finally, we cannot be sure that our activities will not infringe on the proprietary rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves, we will incur additional costs.
We May be Subject to Liability if We Infringe the Trademarks or Other Intellectual Property Rights of Third Parties
We may be subject to liability if we infringe the trademarks or other intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Such payments and injunctions could adversely affect our financial results. See also “Legal Proceedings,” included in this Form 10-K.
We Rely on Brands We Do Not Own
We are increasing our reliance on brands, some of which we do not own. Currently, we have agreements in place regarding the following brands, among others: Champion®, which expires on June 30, 2015; Dexter® which expires on December 31, 2014; American Ballet Theatre ™, which expires on January 31, 2010; and various Disney properties and characters, which expire on December 31, 2010. We, through our agents, also utilize various character marks from time-to-time. If we are unable to renew or replace any brand or character that accounts for a significant portion of its revenue, our results could be adversely affected.
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

Integration Risks of New Distribution Facilities Could Negatively Impact Our Business
If we are unable to smoothly transition product flow within our new distribution infrastructure, there could be delays in shipping products to stores. If product arrives late in the selling cycle, we could be forced to mark down or use other promotions to liquidate such inventory which could adversely affect our results of operations.
We May Be Unable to Attract and Retain Talented Personnel
Our success is dependent upon our ability to attract and retain qualified and talented individuals. If we are unable to attract or retain key executives, including senior management, marketing and merchandising personnel, it could impede the further development of our business strategy, reduce our revenue and decrease our operational effectiveness.
Prolonged Work Stoppages Could Adversely Affect our Results of Operations
At the end of 2007, nearly 600 of our employees, including substantially all of our non-management employees at our Topeka distribution center, were covered by collective bargaining agreements. We cannot assure you that these agreements will be renewed on similar terms or renegotiated on acceptable terms. Any prolonged work stoppages in one or more of our facilities could materially adversely affect our results of operations. Although there have been no work stoppages or disruptions since the inception of these collective bargaining agreements, we cannot assure you that there will be no disruptions in the future.
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
Unstable Credit Markets Could Affect Our Ability to Obtain Financing
In the event we need additional financing, there can be no assurances that these funds will be available on a timely basis or on reasonable terms. Failure to obtain such financing could constrain our ability to operate or grow the business. In addition, any ratings downgrade of our securities, or any negative impacts on the credit market, generally, could negatively impact the cost or availability of capital. We believe operating cash flows and current credit facilities will be adequate to fund our working capital requirements, scheduled debt repayments, and to support the development of our short-term and long-term operating strategies.
There are Risks Associated with Our Acquisitions
Any acquisitions or mergers by us will be accompanied by the risks commonly encountered in acquisitions of companies. These risks include, among other things, higher than anticipated acquisition costs and expenses, the difficulty and expense of integrating the operations and personnel of the companies and the loss of key employees and customers as a result of changes in management.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Collective Brands owns or leases eight distribution facilities:
1.	We own a 850,000 square feet distribution center (DC) in Topeka, Kansas

2.	We lease a 414,000 square feet DC in Redlands, California

3.	We lease a 602,000 square feet DC in Brookville, Ohio

4.	We own a 520,000 square feet DC in Louisville, Kentucky

5.	We own a 409,000 square feet DC in Huntington, Indiana

6.	We lease 46,000 square feet of office and warehouse space in Cambridge, Ontario

7.	We lease 42,000 square feet of warehouse and manufacturing space in Burnaby, British Columbia

8.	We lease 16,000 square feet of warehouse space in The Netherlands
In addition, we own a 290,000 square foot headquarters building in Topeka, Kansas. We lease 148,000 square feet of office space at our Stride Rite headquarters building in Lexington, Massachusetts, and we lease approximately 11,000 square feet of office space that serves as our design center in New York, New York. We also contract with a third-party in Colon, Panama to operate a distribution facility for our Latin America operations.
Payless Domestic and Payless International
We lease substantially all of our Payless stores. Our leases typically have an initial term of five or ten years, and either one or two renewal options. During 2008, nearly 1,000 of our leases are due to expire. This includes 246 leases that, as of February 4, 2008, were month-to-month tenancies and 303 lease modifications that are pending execution (of the 303 pending modifications, 126 are currently month-to-month). Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume.
Stride Rite Retail
We lease all but one of our Stride Rite stores. Our leases typically have an initial term of 10 years with no renewal options. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume.
ITEM 3. LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject.
On or about February 5, 2004, a complaint was filed against us in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. We have filed an answer. The case is currently assigned to Judge George P. Schiavelli who, on January 14, 2008, set the case for trial on July 8, 2008, with a pretrial conference set for June 2, 2008. On October 12, 2006, we filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. We have moved to dismiss the California action filed by St. Paul, which was granted on February 12, 2007. On November 2, 2006, St. Paul removed the action from state court to the U.S. District Court for the District of Kansas. Also, on November 2, 2006, St. Paul moved to transfer the Kansas action to the U.S. District Court for the Central District of California, which was denied on January 10, 2007. On January 23, 2007, St. Paul filed a motion to stay the Kansas Action until the underlying lawsuit is resolved, which was granted on March 2, 2007. We believe we have meritorious defenses to the claims asserted in the underlying lawsuit. An estimate of the possible loss, if any, or the range of the loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flows.
On or about December 20, 2001, a First Amended Complaint was filed against us in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. We have filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. We requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, we filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. By Order dated July 9, 2007, the case was assigned to a new judge for trial who subsequently set the pretrial conference for April 1, 2008 and a 14-day trial beginning April 8, 2008. On December 21, 2007, the District Court entered an Order granting, in part, adidas’ summary judgment motion and dismissing several of our affirmative defenses including laches, waiver and estoppel. In that same order, the District Court denied several of our summary judgment motions, although the judge did dismiss adidas’ state law trademark dilution claims. On February 4, 2008, we filed (with the Court’s permission) a motion to reconsider the District Court’s summary judgment rulings dismissing our laches, waiver and estoppel defenses. The District Court requested additional briefing on our motion and will decide the motion without a hearing. We believe we have meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flows.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. In the ITC investigation, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe on Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the Administrative Law Judge entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the Administrative Law Judge from September 7-14, 2007, and all post-hearing briefings have been completed. The deadline for an initial determination by the Administrative Law Judge is April 11, 2008, while the target date for completion of the investigation is August 11, 2008. We believe we have meritorious defenses to the claims asserted in the lawsuits and have filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore we have not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on our financial position, results of operations and cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the 13 weeks ended February 2, 2008.

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were approximately 9,800 registered holders of the Company’s Common Stock as of February 2, 2008, compared to approximately 12,100 registered holders as of February 3, 2007.
Common Stock and Market Prices
The Company’s common stock is listed on the New York Stock Exchange under the trading symbol PSS. The quarterly intraday price ranges of the common stock in 2007 and 2006 were:

	2007		2006

Fiscal Quarter	High	Low	High	Low

First	$35.36	$29.40	$24.39	$20.64
Second	37.20	24.42	27.80	20.36
Third	26.43	16.69	28.80	22.07
Fourth	20.95	13.64	35.14	25.76

Year	$37.20	$13.64	$35.14	$20.36
We have not paid a cash dividend on outstanding shares of common stock since our spin-off from The May Department Stores Company. We are subject to certain restrictions contained in our senior secured revolving credit facility, the Indenture governing our 8.25% Senior Subordinated Notes and our term loan which restrict our ability to pay dividends. We do not currently plan to pay any cash dividends.
Recent Sales of Unregistered Securities
On May 25, 2006, and May 24, 2007, 5,865 shares, and 5,888 shares, respectively, were credited to an account under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. In addition, the following directors received a prorated director’s fee based on their date of election as a director during the year: Mr. Olivet received 1,340 shares on September 21, 2006; and Mr. Moran received 412 shares on March 1, 2007. Each director is permitted to defer receipt of a portion of their compensation including their annual restricted stock grant pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. In the past three years, non-management directors have deferred an aggregate of 44,247 shares under the Deferred Compensation Plan for Non-Management Directors. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transactions by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended February 2, 2008, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)

11/04/07 — 12/01/07	5	$16.83	—	$231.7
12/02/07 — 01/05/08	196	15.74	190	228.8
01/06/08 — 02/02/08	1,592	15.12	1,587	204.8

Total	1,793	$15.19	1,777	$204.8	(2)

(1)	Includes an aggregate of approximately sixteen thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007, our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
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

The graph below compares the cumulative total stockholder return on Collective Brands Stock against the cumulative returns of the Standard and Poor’s Corporation Composite Index (the “S&P 500 Index”), and the Peer Group, some of which are competitors and many of which were used in determining bonuses under the Company’s performance based incentive plans.
Comparison of Five Fiscal Year Cumulative Returns of the Company,
the S&P 500 Index and Peer Group
Investment Value at End of Fiscal Year:

	2002	2003	2004	2005	2006	2007
Collective Brands	100.00	85.16	74.83	154.36	215.13	111.67
S&P 500	100.00	134.57	142.93	157.75	180.63	176.46
Peer Group	100.00	138.12	165.52	156.89	178.02	159.25

The graph assumes $100 was invested on February 1, 2003, (the end of fiscal 2002) in Payless Common Stock, in the S&P 500 Index, and the Peer Group and assumes the reinvestment of dividends.
Companies comprising the Peer Group are: The Gap, Inc., Limited Brands, Inc., Ross Stores, Inc., The TJX Companies, Inc., Brown Shoe Company, Inc., Footstar, Inc., Genesco Inc., Shoe Carnival, Inc., The Finish Line, Inc., and Foot Locker, Inc.

ITEM 6. SELECTED FINANCIAL DATA
Our summary consolidated financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K.

	Fiscal Year(1)
(dollars in millions, except per share; shares in thousands)	2007(9)(10)	2006(8)	2005	2004	2003

Statements of Earnings (Loss) Data:
Net sales	$3,035.4	$2,796.7	$2,665.7	$2,656.2	$2,662.4
Cost of sales	2,044.5	1,821.0	1,777.1	1,836.5	1,920.9

Gross margin	990.9	975.7	888.6	819.7	741.5
Selling, general and administrative expenses	899.4	808.5	767.1	730.0	715.7
Restructuring charges (benefits)(2)	0.2	0.8	3.8	24.9	(0.2)

Operating profit from continuing operations	91.3	166.4	117.7	64.8	26.0
Interest expense	46.7	19.2	19.7	22.1	20.7
Interest income	(14.4)	(22.7)	(12.3)	(5.3)	(3.9)

Earnings from continuing operations before income taxes and minority interest	59.0	169.9	110.3	48.0	9.2
Provision (benefit) for income taxes	8.6	39.9	30.8	13.2	(4.0)

Earnings from continuing operations before minority interest	50.4	130.0	79.5	34.8	13.2
Minority interest, net of income taxes	(7.7)	(4.6)	(3.0)	2.3	3.7

Net earnings from continuing operations	42.7	125.4	76.5	37.1	16.9
Loss from discontinued operations, net of income taxes and minority interest(2)(3)	—	(3.4)	(6.0)	(39.1)	(17.0)

Net earnings (loss) before cumulative effect of change in accounting principle	42.7	122.0	70.5	(2.0)	(0.1)
Cumulative effect of change in accounting principle, net of income taxes and minority interest(4)	—	—	(4.1)	—	—

Net earnings (loss)	$42.7	$122.0	$66.4	$(2.0)	$(0.1)

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.65	$1.87	$1.13	$0.55	$0.25
Loss from discontinued operations, net of income taxes and minority interest	—	(0.05)	(0.09)	(0.58)	(0.25)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	0.65	1.82	1.04	(0.03)	—
Cumulative effect of change in accounting principle	—	—	(0.06)	—	—

Diluted earnings (loss) per share	$0.65	$1.82	$0.98	$(0.03)	$—

Average shares outstanding — diluted	65,387	66,974	67,854	68,020	68,031
Balance Sheet Data:
Working capital	$525.1	$526.3	$516.0	$391.6	$367.9
Property and equipment, net	551.0	421.2	385.1	421.2	423.5
Total assets	2,415.2	1,427.4	1,314.5	1,239.8	1,204.3
Total long-term debt(5)	922.3	202.1	204.6	204.6	203.7
Total equity(6)	702.9	700.1	652.0	595.0	604.4
Other Financial Data:
Capital expenditures	$167.4	$118.6	$64.3	$102.0	$107.7
Present value of operating leases	1,023.5	1,011.9	945.7	1,018.2	979.8
Net sales growth, continuing operations	8.5%	4.9%	0.4%	(0.2)%	(2.7)%
Same-store sales growth, continuing operations(7)	(2.0)%	3.5%	2.4%	(0.8)%	(3.3)%
Return on equity, including discontinued operations	6.1%	18.7%	11.2%	(0.3)%	—%
Return on net assets, including discontinued operations	8.0%	12.3%	9.9%	4.4%	4.4%
Return on invested capital, continuing operations	6.2%	14.5%	10.3%	5.8%	4.6%
Stores open (at year-end)	4,892	4,572	4,605	4,640	5,042

(1)	All years include 52 weeks, except 2006, which includes 53 weeks. During 2003, we changed the reporting for our operations in the Central and South American Regions to use a December 31 year-end.

(2)	In 2006, 2005 and 2004, the restructuring charges and discontinued operations relate to our decision to exit all Parade, Peru and Chile stores, as well as 264 Payless ShoeSource stores. We also eliminated approximately 200 management and administrative positions. In 2003, the restructuring activity relates to changes in estimated net costs associated with the restructuring charge recorded in 2001 in connection with our decision to close certain domestic division offices, as well as approximately 100 Payless and Parade stores.

(3)	During 2006, we exited retail operations in Japan and closed its one store location. The financial results for retail operations in Japan have been reflected as discontinued operations for all periods presented. In addition, as a result of the 2004 restructuring, the results of operations for Parade, Peru, Chile and 26 Payless closed stores are classified as discontinued operations for all periods presented.

(4)	As discussed in Note 22 “Change in Accounting Principle” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” during the fourth quarter of 2005.

(5)	Excluded from total long-term debt for 2003-2006 are demand notes payable entered into to finance our subsidiaries in the Central American Region. During 2003-2006, we maintained certificates of deposit, in amounts equal to those demand notes, as compensating balances to collateralize those notes payable. The certificates of deposit are reflected as restricted cash for those periods in our consolidated balance sheets found elsewhere in this Form 10-K. These demand notes payable were paid in 2007.

(6)	During 2003, 2004, 2005, 2006 and 2007, we repurchased $1.7 million (117 thousand shares), $11.4 million (938 thousand shares), $71.2 million (3.3 million shares), $129.3 million (5.0 million shares), and $48.4 million (2.4 million shares), respectively, of common stock under our stock repurchase programs and in connection with our employee stock purchase, deferred compensation and stock incentive plans.

(7)	Same-store sales are presented on a 52 week fiscal basis for all years. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for that week. Relocated and remodeled stores are also included in the same-store sales calculation if they were open during the entire week in each of the two years being compared. Stride Rite stores are excluded in this calculation as the Stride Rite stores were not owned by the Company in the prior year. The same-store sales calculation excludes the South American and Central American Regions.

(8)	During 2006, we adopted the fair value recognition provisions of SFAS No 123(R), “Share-Based Payment.” See Note 3 “Share-Based Compensation” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(9)	During 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109”. See Note 9 “Income Taxes” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(10)	Results for 2007 include the effects of the acquisitions of The Stride Rite Corporation (acquired August 17, 2007) and Collective Licensing, Inc. (acquired March 30, 2007) as of the date of those acquisitions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to – and should be read in connection with – our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. MD&A includes the following sections:
•	Our Business – a general description of our business, our history and our strategy.

•	Consolidated Review of Operations – an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

•	Reporting Segment Review of Operations – an analysis of our results of operations for the three years presented in our consolidated financial statements for our four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale.

•	Liquidity and Capital Resources – an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies – a discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.
Our Business
Collective Brands, Inc. is the holding company of Payless ShoeSource, Inc. (“Payless”), The Stride Rite Corporation (“Stride Rite”), and a licensing business known as Collective International, LP (“Collective Licensing”). We operate using a hybrid business model which includes retail, wholesale and licensing. Payless is one of the largest footwear retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. Stride Rite markets the leading brand of high-quality children’s shoes in the United States. Stride Rite also markets products for children and adults under well-known brand names, including Keds®, Sperry Top-Sider®, and Saucony®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.
Our mission is to become the leader in bringing compelling lifestyle, performance and fashion brands for footwear and accessories to consumers worldwide. Our strategy has four strategic themes: consumer connections; powerful brands; operational excellence; and dynamic growth.
We strive to create meaningful connections with consumers and meet their varied desires for style, performance, quality and value. We do so by building and leveraging deep consumer insights that will allow us to continually anticipate trends and increase our relevance to our consumers’ lifestyles. In addition, we strive to create outstanding experiences at each touch point with consumers – online, in our stores and through our customers.
We are building a diverse portfolio of leadership brands that forge emotional connections with target consumers. Each of our brands is infused with unique qualities to meet the lifestyle and aspirational needs of our consumers. Our messaging communicates each brand’s essence and helps create the connection between our brands and their target consumers.
We are committed to executing core processes at a best-in-class level. These core processes include: consumer insight, product creation, branding, supply chain and logistics, and talent development. We also leverage new technologies to streamline and enable new business processes. We strive to consistently deliver effective and efficient solutions to serve our customers and consumers.
We plan to fully extend our brand platforms across global markets, expand our brands into other relevant categories from a traditional base in footwear, and build out all relevant delivery channels for all of our brands – wholesale, retail, licensing and e-commerce/direct-to-consumer. In addition, we plan to continue to grow our portfolio of brands through internal development, licensing and acquisition.
Fiscal year 2007 was highlighted by the acquisitions of Collective Licensing and Stride Rite. These acquisitions, as well as the existing Payless ShoeSource operations will help us reach an expanded customer base with leading, well-recognized brands, superior quality and on-trend footwear, and accessory products offered through multiple channels. As a result of these acquisitions, we are more diverse with respect to breadth of brands, price points and customer segments. Adding wholesale businesses allows us to add additional revenues without significant capital resources. We are also able to use cash flow generated by our mature businesses to fund higher margins and higher return opportunities. We will continue to seek out ways to leverage core competencies across the organization in areas such as product design and development, global sourcing, distribution, inventory management, and various corporate functions.
On March 30, 2007, we acquired 100% of the partnership interests of Collective Licensing for $91.1 million, net of cash acquired of $1.1 million, including transaction costs. We acquired Collective Licensing, a brand development and licensing company, to further develop our “House of Brands” strategy.
On August 17, 2007, we completed the acquisition of 100% of the equity of Stride Rite. The purchase price was approximately $786.6 million, net of cash acquired of $22.7 million. The acquisition was financed with cash-on-hand and the net proceeds from a $725 million term loan. Assets acquired and liabilities assumed were recorded at their estimated fair values, and operating results are included in the Stride Rite Retail and Stride Rite Wholesale segments from the date of acquisition. The purchase price was allocated on a preliminary basis using information currently available. As a result of the Stride Rite acquisition, we have incurred certain employee severance costs and have terminated certain contracts as a result of identified synergies. As of February 2, 2008, these costs were included in the purchase price and include employee severance costs of $14.5 million and contract termination and other costs of $1.2 million. As of February 2, 2008, the Company has paid $1.7 million of these costs. These costs include employee severance for certain Stride Rite Corporate employees as well as employee severance, contract termination and other costs related to the Company’s plan to close the Burnaby and Huntington distribution centers.
We are still in the process of integrating Stride Rite and may have additional costs associated with this integration including costs related to employee severance, asset valuation and contract termination. The allocation of the purchase price to the assets and liabilities acquired will be finalized as necessary, up to one year after the acquisition closing date, when information that is known to be available or obtainable is obtained.
We anticipate that the challenging economic conditions in the United States will continue into 2008. We plan to stay true to our successful merchandising strategies and maintain the right balance of our opening price point offerings while communicating to customers through refined direct marketing. Additionally, we will continue to build a more diverse portfolio of brands to position ourselves in the mass and premium markets. Finally, we will build on our success in international markets to help mitigate the challenging economic conditions in the United States.
Payless ShoeSource
Payless ShoeSource operates over 4,500 retail stores in 15 countries and territories in North America, the Caribbean, Central America, and South America. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagle™, Champion® and Dexter®. Select stores also sell exclusive designer lines of footwear and accessories under the names Abaete for Payless, Lela Rose for Payless, and alice + olivia for Payless. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
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
The next component of the Payless strategy is brand marketing effectiveness, and the development of a “House of Brands” architecture. We are building, licensing and buying appropriate authentic and aspirational brands to appeal to our major customer segments. As we continue to increase the proportion of branded footwear in our assortment, we will have more pricing flexibility to increase the average selling price per unit. The Dexter line is our newest branded program and addresses the traditional and updated customer in both men’s and women’s. The results of our branded programs validate our strategy and demonstrate that we have additional expansion opportunities ahead.
We are also creating a great shopping experience through improved store operations execution. Our passionate and skilled store teams offer friendly helpful service. In addition, a new store design improves our ability to showcase our merchandise, improve the in-store experience for our customers, and further support the Payless brand identity. Our new design, known as Hot Zone, features attractive gondolas and tables with product featured by style in the front of the store, while maintaining the traditional shopping experience by size in the back of the store. About 10% of the chain has been refreshed with some iteration of our new design. Hot Zone will be the design for our remodels, new stores, and relocations as we move forward. We try to inspire our customers with of-the-moment trend stories with the displays. Customer satisfaction, conversion rates, and financial returns have trended higher in our latest Hot Zone stores compared to the Payless average.
The last major component of our Payless strategy is improving the efficiency of our operations. Our new distribution center model allows us to service our customer base in the United States, which is located predominately on the nation’s coasts and borders, better than operating our distribution center located in Topeka, Kansas. The distribution center investments are intended to improve speed-to-market and replenishment of product for our stores. The distribution center initiative will also reduce our disaster recovery and business interruption risk. We opened our West Coast distribution center in California in the second quarter of 2007, and plan to open another distribution center in Ohio in the spring of 2009. Once both new distribution centers are operating satisfactorily, we plan to close our current facility in Topeka, Kansas. In addition, we plan on incorporating some of Stride Rite’s operations into Payless’ distribution network by shifting distribution from Stride Rite’s Burnaby, British Columbia and Huntington, Indiana distribution centers to our Brookville, Ohio distribution center. Investing in our business will remain a top priority and will take place on a variety of levels. We intend to invest in all elements of our business that impact the customer experience, while ensuring that an efficient supporting infrastructure is in place.
Stride Rite
Stride Rite is the leading marketer of high quality men’s, women’s and children’s footwear in the United States and across the globe. Stride Rite was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of brands addressing different markets within the footwear industry. Stride Rite is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. Stride Rite markets products in countries outside North America through owned operations, independent distributors and licensees. Stride Rite also markets its products directly to consumers by selling children’s footwear through its Stride Rite retail stores and by selling all of its brands through Stride Rite outlet stores and through ecommerce. In total, Stride Rite operates over 300 retail locations.
Stride Rite is comprised of two operating segments, Stride Rite Retail and Stride Rite Wholesale. We intend to build upon Stride Rite’s position as the premier brand in children’s footwear. We also expect to build Sperry Top-Sider® and Keds® into a nautical lifestyle and athletic lifestyle brands, respectively, and to leverage Saucony’s authentic running heritage to build a greater global athletic and lifestyle footwear and apparel business. Each major brand has certain key strategic priorities.
The Stride Rite retail stores are one of the largest premium retailers of children’s non-athletic shoes. Stride Rite has over 80 years of expertise in the development of children’s shoes. Most of the Stride Rite brand’s sales come from its 300-plus retail stores, which account for approximately 500 thousand square feet of retail space. The rest of the brand’s sales come from a variety of channels including department stores and licensed dealers. Stride Rite is currently merchandised and marketed at premium price points primarily for consumers up to six years of age. One of the elements of our Stride Rite brand strategy is to expand our market to older children.
Sperry Top-Sider® (“Sperry”) is a brand with a powerful heritage in the boat shoe category. Our strategy for the Sperry brand is centered primarily on expanding beyond boat shoes, driving its women’s business and expanding internationally. We have created new footwear products in the rugged and casual market, which is larger than the boat shoe market, according to a 2007 study performed by the NPD Group. We are also building upon our early success in women’s – a larger footwear market than our core men’s target market. New women’s products are multi-generational, year-round, and distributed at a broad array of retail channels. International growth trends are to be strengthened by focusing on specific markets with the best opportunities, adding resources to our international infrastructure, and leveraging U.S. marketing and imagery.
The Saucony® brand strategy is focused on creating and delivering authentic technical running products; growing share in new and existing wholesale channels; and re-establishing a product line known as Saucony Originals. We are driving business with those who shop the specialty running channel by evolving and improving our designs. We offer an array of award winning products specifically engineered with emphasis on stability, cushioning, and motion control. Our Saucony products are expected to be more compelling due to improved technical design, aesthetic design, and broader pricing. In addition, we are re-establishing the Saucony Originals line to focus on fashion and youth lifestyles, and we have launched an apparel line focused on the specialty running channel.
The Keds® brand position is an iconic American brand. The strategy to grow this brand is predicated upon executing opportunities related to Keds’ consumer, product, distribution, and operations. The Keds target consumer is a woman up to 24 years old. We believe twenty-four years old is an age that many potential and existing Keds consumers aspire to be in their lifestyles. We are also broadening the appeal of the Keds products beyond just canvas and vulcanized styles into women’s casual and dress casual.

Consolidated Review of Operations
The following discussion summarizes the significant factors affecting consolidated operating results for the fiscal years ended February 2, 2008 (2007), February 3, 2007 (2006) and January 28, 2006 (2005). Fiscal year 2006 contains 53 weeks of operating results compared to fiscal years 2007 and 2005 which contain 52 weeks. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years were as follows:

	52 Weeks Ended		53 Weeks Ended		52 Weeks Ended
(dollars in millions, except per share)	2007		2006		2005
		% of		% of		% of
		Sales		Sales		Sales
Net sales	$3,035.4	100.0%	$2,796.7	100.0%	$2,665.7	100.0%
Cost of sales	2,044.5	67.4	1,821.0	65.1	1,777.1	66.7

Gross margin	990.9	32.6	975.7	34.9	888.6	33.3
Selling, general and administrative expenses	899.4	29.6	808.5	28.9	767.1	28.8
Restructuring charges	0.2	—	0.8	—	3.8	0.1

Operating profit from continuing operations	91.3	3.0	166.4	6.0	117.7	4.4
Interest expense	46.7	1.5	19.2	0.7	19.7	0.7
Interest income	(14.4)	(0.5)	(22.7)	(0.8)	(12.3)	(0.4)

Earnings from continuing operations before income taxes and minority interest	59.0	2.0	169.9	6.1	110.3	4.1
Provision for income taxes(1)	8.6	14.6	39.9	23.5	30.8	27.9

Earnings from continuing operations before minority interest	50.4	1.7	130.0	4.6	79.5	3.0
Minority interest, net of income taxes	(7.7)	(0.3)	(4.6)	(0.1)	(3.0)	(0.1)

Net earnings from continuing operations	42.7	1.4	125.4	4.5	76.5	2.9
Loss from discontinued operations, net of income taxes and minority interest	—	—	(3.4)	(0.1)	(6.0)	(0.3)

Net earnings before cumulative effect of change in accounting principle	42.7	1.4	122.0	4.4	70.5	2.6
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	—	—	—	(4.1)	(0.2)

Net earnings	$42.7	1.4%	$122.0	4.4%	$66.4	2.4%

Basic earnings per share:
Earnings from continuing operations	$0.66		$1.90		$1.13
Loss from discontinued operations	—		(0.05)		(0.09)

Basic earnings per share before cumulative effect of change in accounting principle	0.66		1.85		1.04
Cumulative effect of change in accounting principle	—		—		(0.06)

Basic earnings per share	$0.66		$1.85		$0.98

Diluted earnings per share:
Earnings from continuing operations	$0.65		$1.87		$1.13
Loss from discontinued operations	—		(0.05)		(0.09)
Diluted earnings per share before cumulative effect of change in accounting principle	0.65		1.82		1.04
Cumulative effect of change in accounting principle	—		—		(0.06)

Diluted earnings per share	$0.65		$1.82		$0.98

Return on sales from continuing operations	1.4%		4.5%		2.9%
Return on equity, including discontinued operations(2)	6.1%		18.7%		11.2%
Return on net assets, including discontinued operations(3)	8.0%		12.3%		9.9%
Return on invested capital, continuing operations(4)	6.2%		14.5%		10.3%

(1)	Percent of sales columns for the provision for income taxes represents effective income tax rates.

(2)	Return on equity is computed as net earnings, including discontinued operations, divided by beginning shareowners’ equity and measures our ability to invest shareowners’ funds profitably. The decrease in return on net assets from 2006 to 2007 is primarily due to a decrease in net earnings. The increase in return on net assets from 2005 to 2006 is primarily due to an increase in net earnings.

(3)	Return on net assets is computed as pre-tax net earnings, including discontinued operations, plus net interest expense and the interest component of operating leases, divided by beginning of year net assets, including present value of operating leases (“PVOL”), and represents performance independent of capital structure. The decrease in return on net assets from 2006 to 2007 is primarily due to a decrease in net earnings. The increase in return on net assets from 2005 to 2006 is primarily due to an increase in net earnings.

(4)	Return on invested capital is computed as operating profit from continuing operations, adjusted for income taxes at the applicable effective rate, divided by the average amount of long-term debt and shareowners’ equity. The decrease in return on invested capital from 2006 to 2007 is primarily due to a decrease in net earnings and an increase in long-term debt. The increase in return on invested capital from 2005 to 2006 is primarily due to an increase in net earnings.
Net Earnings
For 2007 net earnings were $42.7 million, or $0.65 per diluted share compared to 2006 net earnings of $122.0 million, or $1.82 per diluted share. Results for 2007 include incremental costs resulting from the flow through of acquired inventory recorded at fair value and depreciation and amortization of certain other assets purchased in the Stride Rite acquisition totaling $57.6 million pre-tax. We currently expect to incur approximately $22 million pre-tax of additional purchase accounting expense in 2008, approximately $9 million of which is expected to be incurred in the first quarter of 2008. Results for 2006 include the impact of operating results of a 53rd week vs. 2007 which had 52 weeks.
For 2006 net earnings were $122.0 million, or $1.82 per diluted share, up 83.7% versus 2005 net earnings of $66.4 million, or $0.98 per diluted share. Results for 2006 include the impact of operating results of a 53rd week vs. 2005 which had 52 weeks.
Net Sales
Net sales at our retail stores are recognized at the time the sale is made to the customer; they are net of estimated returns and current promotional discounts and exclude sales tax. Net sales for wholesale and e-commerce transactions are recognized when title passes and the risks or rewards of ownership have transferred to the customer, based on the shipping terms. Sales are net of estimated returns and current promotional discounts and exclude sales tax.
The table below summarizes net sales information for each of the last three fiscal years. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. Except for net sales, all metrics below exclude information from our Stride Rite Retail and Stride Rite Wholesale segments as those segments were not present until the acquisition date of August 17, 2007.
Sales percent increases (decreases) are as follows:

	2007	2006	2005

Net sales	8.5%	4.9%	0.4%
Same-store sales	(2.0)	3.5	2.4
Average selling price per unit	4.8	9.4	7.6
Unit volume	(8.2)	(4.1)	(6.3)
Footwear average selling price per unit	4.6	8.8	4.6
Footwear unit volume	(7.6)	(2.4)	(2.9)
Non-footwear average selling price per unit	3.1	2.9	12.2
Non-footwear unit volume	(11.1)	(10.3)	(17.2)
For the fiscal year 2007, total sales increased 8.5% or $238.7 million, to $3,035.4 million, over the prior year. The increase in net sales was driven by the acquisition of Stride Rite during 2007. During 2007, net sales included in the Stride Rite Retail reporting segment were $94.9 million and net sales in our Stride Rite Wholesale reporting segment were $215.1 million. There were no comparable sales for 2006 for these segments as we acquired them in 2007. Sales also increased in our Payless International reporting segment by 6.4% or $25.5 million to $427.0 million over the prior year. These increases were offset by a decrease in sales from our Payless Domestic reporting segment of 4.0% or $96.8 million. Sales in the 53rd week of 2006 were $36.4 million, and they are included in the 2006 results of our Payless Domestic and Payless International reporting segments.

For the fiscal year 2006, total sales increased 4.9% or $131.0 million, to $2,796.7 million, over the prior year. The increase in sales in 2006 was driven by the increase in sales of our Payless Domestic segment of 3.9% or $89.2 million ($34.2 million of which was due to the 53rd week) and an increase in sales of our Payless International segment of 11.6% or $41.8 million.
Cost of Sales
Cost of sales includes cost of merchandise sold and our buying, occupancy, warehousing and product movement costs, as well as depreciation of stores and distribution centers. Cost of sales was $2,044.5 million in 2007, up 12.3% from $1,821.0 million in 2006. The increase in cost of sales from 2006 to 2007 is primarily due to incremental sales due to the acquisition of Stride Rite and higher distribution center expenses.
In 2007, the Company’s Board of Directors approved a plan to shift to a dual distribution center model for Payless domestic operations. As part of the plan, the Company intends to open a new distribution center in Brookville, Ohio, which will begin operation in the spring of 2009. This distribution center will be in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. Once both new distribution centers are operating satisfactorily, the Company plans to close its current distribution center in Topeka, Kansas. Total exit costs are currently estimated to be approximately $13 million, consisting of approximately $3 million of non-cash accelerated depreciation expenses, approximately $8 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The exit costs are recorded as costs of sales within the Payless Domestic segment in the consolidated statement of earnings. Actual results could vary from these estimates.
The significant components of the exit costs incurred as of February 2, 2008, are summarized as follows:

	Costs Incurred	Cash Payments	Accrual Balance as
	52 Weeks Ended	52 Weeks Ended	of
(dollars in millions)	February 2, 2008	February 2, 2008	February 2, 2008

Employee severance costs	$5.9	$(0.7)	$5.2
Contract termination	0.8	(0.8)	$—

Accelerated depreciation	2.4

	$9.1	$(1.5)	$5.2

Cost of sales was $1,821.0 million in 2006, up 2.5% from $1,777.1 million in 2005. As a percent of net sales, cost of sales was 65.1% in 2006, compared with 66.7% in 2005. The increase in cost of sales of $43.9 million from 2005 to 2006 was primarily due to increased occupancy expenses.
Gross Margin
Gross margin rate for 2007 was 32.6%, compared to a gross margin rate of 34.9% for 2006. The decrease in gross margin rate is primarily due to the impact of purchase accounting resulting from the flow through of inventory recorded at fair value and depreciation and amortization of certain other assets purchased in the Stride Rite acquisition totaling $57.6 million, the de-leveraging of fixed costs such as rent and other occupancy costs for our Payless Domestic and Payless International Segments as a result of lower sales, and higher distribution center expenses. These items were partially offset by more favorable initial mark-ons relative to 2006. Gross margin rate for 2006 was 34.9%, compared to a gross margin rate of 33.3% in 2006. The gross margin rate increased in 2006 due primarily to more favorable initial mark-ons relative to 2005.
Selling, General and Administrative Expenses
In 2007, selling, general and administrative expenses were $899.4 million, an increase of 11.2% from $808.5 million in the 2006 period. Selling, general and administrative expenses as a percentage of net sales were 29.6% in 2007 compared with 28.9% in 2006. The increase of 0.7% as a percentage of net sales is primarily due to lower comparable Payless Domestic store sales (0.8%) and $6.4 million of integration related expenses incurred in 2007 (0.2%) partially offset by Payless expense reductions primarily due to lower employee incentive programs (0.2%) and the incremental impact of Stride Rite’s lower selling, general and administrative expense rate (0.1%).
In 2006, selling, general and administrative expenses were $808.5 million, an increase of 5.4% from $767.1 million in the 2005 period. Selling, general and administrative expenses as a percentage of net sales were 28.9% in 2006 compared with 28.8% in 2005. The increase of 0.1% as a percentage of net sales primarily reflects the result of 0.5% of additional costs for employee incentive programs (including a 0.3% increase related to the incremental impact of SFAS No. 123(R)), partially offset by a 0.5% reduction in payroll and related costs driven primarily by 2005 management transition costs that did not repeat in 2006.

Interest (Income) Expense
Interest income and expense components were:

(dollars in millions)	2007	2006	2005

Interest expense	$46.7	$19.2	$19.7
Interest income	(14.4)	(22.7)	(12.3)

Interest expense (income), net	$32.3	$(3.5)	$7.4

The increase in interest expense in 2007 is due primarily to the increased borrowings of $725 million used to fund the Stride Rite acquisition. The decline in interest income is a result of the decrease in invested balances due to cash used to fund the Stride Rite and Collective Licensing acquisitions.
The interest expense decrease in 2006 is due primarily to a reduction of debt. Interest income increased in 2006 due primarily to an increase in invested balances and increased yield.
Income Taxes
The effective tax rate from continuing operations was 14.6% in 2007 versus 23.5% in 2006. The favorable difference in the overall effective tax rate for 2007 compared to 2006 is due primarily to the acquisition of Stride Rite and the related purchase accounting impact and incremental interest expense, which reduced income in relatively high tax rate jurisdictions. In addition, income in lower tax rate jurisdictions has increased during 2007.
Our effective tax rates have differed from the U.S. statutory rate principally due to the impact of our operations conducted in jurisdictions with rates lower than the U.S. statutory rate, the benefit of jurisdictional and employment tax credits, favorable adjustments to our income tax reserves due primarily to favorable settlements of examinations by taxing authorities, the impact of repatriating earnings from offshore and the on-going implementation of tax efficient business initiatives. See Note 9 of our Consolidated Financial Statements for more information detailing the relative impact of these items on our tax rate on a comparative basis.
We adopted the provisions of Financial Accounting Standards Board, (“FASB”) interpretation No 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on February 4, 2007. FIN 48 prescribes a recognition threshold and a measurement standard for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The recognition and measurement of tax benefits is often highly judgmental. Determinations regarding the recognition and measurement of a tax benefit can change as additional developments occur relative to the issue. Accordingly, our future results may include favorable or unfavorable adjustments to our unrecognized tax benefits.
At February 2, 2008, deferred tax assets for state and foreign net operating loss carryforwards are $6.8 million, less a valuation allowance of $0.5 million. The net operating losses related to recorded assets will expire as follows: $1.5 million in 2010 through 2011, and $4.8 million by 2026. Federal foreign tax credit carryforwards are $1.6 million and state income tax credit carryforwards are $9.2 million, less a valuation allowance of $5.1 million. The remaining $0.2 million of our total valuation allowance of $5.8 million relates to other deferred tax assets in a Latin American country that does not have a history of earnings. The tax credit carryforwards related to the recorded assets expire as follows: $1.3 million by 2013, $1.6 million in 2017 and $2.8 million may be carried forward indefinitely.
The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s Chief Executive Officer and approved by its Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well. During 2005, our Chief Executive Officer established domestic reinvestment plans which were approved by the Board of Directors. Pursuant to the plans, we repatriated $85.0 million from foreign subsidiaries during 2005. The repatriation resulted in recognition of $1.4 million of income tax expense in 2005. At the close of 2007, we have not provided tax on our cumulative undistributed earnings of foreign subsidiaries of approximately $32 million, because it is our intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable. If earnings were distributed, we would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, we would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. We anticipate that earnings would not be repatriated unless it was tax efficient to do so.

Impact of Inflation
Inflation did not have a material impact on our net sales growth or net earnings for the three years in the period ended February 2, 2008.
In fiscal year 2008, we expect inflationary pressures exacerbated by the weak dollar from China, where a majority of our product is made. We are looking for ways to control costs by working with our factory partners on opportunities for production further inland and north in China as well as other countries such as Indonesia and India, as well as expanding our existing presence in Vietnam. We believe we will be able to manage cost by using a number of initiatives such as more direct sourcing, the consolidation of raw material suppliers, and the consolidation of factories.
Minority Interest, Net of Income Taxes
Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations. The increase in minority interest expense from 2006 to 2007 and 2005 to 2006 is due to increased earnings from our joint ventures.
Discontinued Operations
Discontinued operations include Parade, Chile and Peru Stores as well as 26 Payless stores in North America and Japan retail operations. There was no income or loss from discontinued operations in 2007. The loss from discontinued operations of $3.4 million, net of income taxes and minority interest, during 2006 primarily relates to operating performance and disposal costs associated with our retail operations in Japan. The loss from discontinued operations of $6.0 million, net of income taxes and minority interest, during 2005 primarily relates to disposal costs associated with our discontinued Parade, Chile and Peru Stores and well as 26 stores in North America.
Environmental Liability
In connection with the Stride Rite acquisition, we acquired a distribution facility with a related environmental liability. The liability as of February 2, 2008 was $6.5 million; $1.0 million of which was included as an accrued expense and $5.5 million of which was included in other long-term liabilities in the accompanying consolidated balance sheet. The assessment of the liability and the associated costs were an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues in the fourth quarter of 2007. As of February 2, 2008, the estimated costs to address these environmental conditions ranged from $4.4 million to $8.8 million, including $0.9 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations, the inherent uncertainties involved in estimating conditions in the environment, and the costs of addressing such conditions. Any changes to the estimated liability will be finalized as necessary, up to one year after the acquisition of Stride Rite’s closing date, when information that is known to be available or obtainable is obtained. Any changes to the liability within one year of this acquisition’s closing date will impact goodwill for this transaction.
Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating profit from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment revenues from external customers to net sales and operating profit from continuing operations to our consolidated operating profit from continuing operations for the three years presented in our consolidated financial statements:

(in millions)	2007	2006	2005

Revenues from external customers:
Payless Domestic	$2,298.4	$2,395.2	$2,306.0
Payless International	427.0	401.5	359.7
Stride Rite Wholesale	215.1	—	—
Stride Rite Retail	94.9	—	—

Consolidated Net Sales	$3,035.4	$2,796.7	$2,665.7

Operating profit from continuing operations:
Payless Domestic	$82.2	$115.9	$83.4
Payless International	52.0	50.5	34.3
Stride Rite Wholesale	(27.5)	—	—
Stride Rite Retail	(15.4)	—	—

Operating profit from continuing operations	$91.3	$166.4	$117.7

The following table presents the change in store count during 2007 and 2006 by reporting segment. We consider a store relocation to be both a store opening and a store closing. The stores acquired as a result of the Stride Rite acquisition are denoted in the stores acquired line.

	Payless	Payless	Stride Rite
	Domestic	International	Retail	Total

Fiscal year ended February 2, 2008
Beginning store count	3,986	586	—	4,572
Stores acquired	—	—	330	330
Stores opened	113	23	15	151
Stores closed	(145)	(11)	(5)	(161)

Ending store count	3,954	598	340	4,892

Fiscal year ended February 3, 2007
Beginning store count	4,027	578	—	4,605
Stores opened	150	19	—	169
Stores closed	(191)	(11)	—	(202)

Ending store count	3,986	586	—	4,572

For the Payless Domestic Segment, our store activity plan for fiscal year 2008 includes a net decrease of approximately 50 stores under the Payless ShoeSource name. This includes approximately 100 new stores and 150 store closings. For the Payless International Segment, our store activity plan for fiscal year 2008 includes a net increase of approximately 25 stores under the Payless ShoeSource name. This includes approximately 40 new stores and 15 store closings. For the Stride Rite Retail Segment, our store activity plan for fiscal year 2008 includes a net increase of approximately 20 stores under the Stride Rite name. The current plan for 2008 through 2010 will not materially increase or decrease the net number of either Payless ShoeSource or Stride Rite stores. We review our store activity plan at least on an annual basis.
Payless Domestic Segment Operating Results
The Payless Domestic operating segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless Domestic segment for each of the past three fiscal years:

				Percent increase (decrease)
(dollars in millions)	2007	2006	2005	2006 to 2007	2005 to 2006

Revenues from external customers	$2,298.4	$2,395.2	$2,306.0	(4.0)%	3.9%
Operating profit from continuing operations	$82.2	$115.9	$83.4	(29.1)%	39.0%
Operating profit from continuing operations as % of revenues from external customers	3.6%	4.8%	3.6%
For the fiscal year 2007, revenues from external customers for the Payless Domestic reporting segment decreased 4.0% or $96.8 million, to $2,298.4 million, from 2006. The decrease in sales from 2006 to 2007 is due to lower traffic and lower unit sales across all product categories as well as the impact of $34.2 million of net sales in the 2006 53rd week, partially offset by increases in average selling prices per unit across all product categories.

For the fiscal year 2006, revenues from external customers for the Payless Domestic reporting segment increased 3.9% or $89.2 million, to $2,395.2 million, over 2005. The increase in sales from 2005 to 2006 was due to positive sales performance across all segments of the women’s category and girl’s shoes as well as the additional week of sales in 2006 due to the 53rd week of $34.2 million, partially offset by weaker performance in accessories, boy’s shoes, men’s boots and men’s athletics.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 3.6% for 2007 compared to 4.8% in the 2006. The percentage decrease is primarily due to negative leverage on SG&A expenses due to lower net sales.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 4.8% for 2006 compared to 3.6% in the 2005. The percentage increase is primarily due to higher initial mark-on in 2006 relative to 2005.
Payless International Segment Operating Results
Our Payless International operating segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands.

				Percent increase (decrease)
(dollars in millions)	2007	2006	2005	2006 to 2007	2005 to 2006

Revenues from external customers	$427.0	$401.5	$359.7	6.4%	11.6%
Operating profit from continuing operations	$52.0	$50.5	$34.3	3.0%	47.2%
Operating profit from continuing operations as % of revenues from external customers	12.2%	12.6%	9.5%
In general, gross margin percentages in our Payless International segment exceed those in the Payless Domestic segment. Also, as a percent of net sales, our selling, general and administrative expenses in the Payless International segment are lower than in the Payless Domestic segment primarily due to lower payroll-related expenses. Therefore, as a percentage of net sales, operating profits in our Payless International segment exceed those in our Payless Domestic segment.
For the fiscal year 2007, revenues from external customers for the Payless International reporting segment increased 6.4% or $25.5 million, to $427.0 million, over 2006. The increase in sales was driven by increased sales in Central and South America offset by the impact of $2.2 million of net sales in the 2006 53rd week.
For the fiscal year 2006, revenues from external customers for the Payless International reporting segment increased 11.6% or $41.8 million, to $401.5 million, over 2005. The increase in sales was driven by increased sales in Canada and Central America, offset by decreased sales in Puerto Rico. The increase in sales in Canada was impacted by additional sales of $2.2 million in the 2006 53rd week.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 12.2% for 2007 compared to 12.6% in the 2006. The percentage decrease is primarily due to higher expenses in Canada, partially offset by improved gross margin rates in Central America.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 12.6% for 2006 compared to 9.5% in the 2005. The percentage increase is primarily due to higher gross margin rates in Canada, partially offset by higher expenses in Puerto Rico.
Stride Rite Wholesale Segment Operating Results
The Stride Rite Wholesale operating segment is comprised of Stride Rite’s wholesale operations, which includes sales from the Stride Rite, Robeez, Sperry, Saucony, Keds and Tommy Hilfiger brands.
The sales from external customers for the Stride Rite Wholesale segment were $215.1 million for 2007. We did not have sales for this segment prior to 2007 as Stride Rite was acquired on August 17, 2007. Sales in this segment were driven primarily by strong sales of the Sperry and Saucony brands, along with strong sales of certain brands in international markets. Keds sales were soft in the mid-tier channel, and sales for the Stride Rite and Tommy Hilfiger brands experienced soft sales in several channels.
The Stride Rite Wholesale segment operating loss of $27.5 million was primarily driven by incremental costs related to the flow through of the acquired inventory write-up to fair value and depreciation and amortization of certain other assets. Partially offsetting the impact of purchase accounting were strong net sales in Saucony, Sperry and international markets.

In 2008, we announced plans to end our licensing agreement with Tommy Hilfiger for our men’s and women’s brands, effective January 1, 2009. Our license for Tommy Hilfiger Kids footwear licensing agreement will expire at the end of calendar year 2009 and we do not anticipate that it will be renewed.
Stride Rite Retail Segment Operating Results
The Stride Rite Retail operating segment is comprised of operations from Stride Rite’s retail stores and outlet stores. As of February 2, 2008, we operated 238 Stride Rite retail stores and 102 Stride Rite outlet stores.
The sales from external customers for the Stride Rite Retail segment were $94.9 million for 2007. We did not have sales for this segment prior to 2007 as Stride Rite was acquired on August 17, 2007. Sales in this segment were affected by the difficult economic and retail environment.
The Stride Rite Retail segment operating loss was $15.4 million for 2007. The flow through of the acquired inventory write-up to fair value and depreciation and amortization of certain other assets offset the sales and corresponding gross profit generated during the period.
Liquidity and Capital Resources
We ended 2007 with a cash and cash equivalents balance of $232.5 million, a decrease of $138.9 million from 2006, and no short-term investments, a decrease of $90.0 million from 2006. Any materially adverse change in customer demand, fashion trends, competitive market forces or customer acceptance of our merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, risks associated with foreign global sourcing or economic conditions worldwide could affect our ability to continue to fund our needs from business operations. We believe internally generated cash flow from operations has been our primary source of cash and we believe operating cash flows and current credit facilities will be adequate to fund our working capital requirements, scheduled debt repayments, and to support the development of our short-term and long-term operating strategies. We usually finance our real estate through operating leases. Significant sources and (uses) of cash are summarized below:

(dollars in millions)	2007	2006	2005

Net earnings	$42.7	$122.0	$66.4
Working capital decreases (increases)	(2.9)	(17.5)	30.0
Other operating activities	35.7	35.6	38.9
Depreciation and amortization	117.3	89.6	91.6

Cash flow provided by operating activities	192.8	229.7	226.9

Payments for capital expenditures	(167.4)	(118.6)	(64.3)
Net sales (purchases) of investments	90.6	(27.4)	(36.4)
Acquisition of businesses, net of cash acquired	(877.7)	—	—
Other investing activities	4.3	(10.9)	2.1

Cash flow used in investing activities	(950.2)	(156.9)	(98.6)

Net purchases of common stock	(39.7)	(82.2)	(21.6)
Payments of debt and deferred financing costs	(70.0)	(3.0)	(2.5)
Distributions to minority owners	(2.4)	(1.5)	—
Issuance of debt	725.0	—	1.2
Other financing activities	2.4	9.2	0.9

Cash flow provided by (used in) financing activities	615.3	(77.5)	(22.0)

Effect of exchange rate changes on cash	3.2	(2.1)	0.9

(Decrease) increase in cash and cash equivalents	$(138.9)	$(6.8)	$107.2

As of February 2, 2008, of the $232.5 million in cash and cash equivalents, our foreign subsidiaries and joint ventures had $155.5 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the United States, those earnings could be subject to United States federal and state income taxes, net of foreign tax credits.
Cash Flow Provided by Operating Activities
Cash flow from operating activities was $192.8 million in 2007 compared with $229.7 million in 2006 and $226.9 million in 2005. The significant changes in cash flow from operations from 2007 compared with 2006 are due to decreases in net earnings, offset by a change in inventory. Compared to 2006, we have reduced inventory levels in response to lower sales.

Also, due to changes in our sourcing process we no longer take possession of significant amounts of raw materials. The significant changes in cash flow from operations in 2006 as compared to 2005 were due to increases in net earnings, offset by a change in inventory.
Cash Flow Used in Investing Activities
In 2007, our capital expenditures totaled $167.4 million which included $162.8 million for our Payless Domestic and Payless International segments and $4.6 million for our Stride Rite Retail and Stride Rite Wholesale segments. For our Payless Domestic and Payless International Segments, capital expenditures for new and relocated stores were $49.0 million, capital expenditures to remodel existing stores were $36.6 million, capital expenditures for information technology hardware and systems development were $18.9 million, capital expenditure for supply chain of $36.8 million and capital expenditures for other necessary improvements including corporate expenditures were $21.5 million. In the 2007 first quarter, we acquired Collective Licensing for $91.1 million, net of cash acquired, including transaction costs. In the 2007 third quarter, we acquired Stride Rite for $786.6 million, net of cash acquired, including transaction costs. We expect that cash paid for capital expenditures during 2008 will be approximately $145 million. We intend to use internal cash flow and available financing from our $350 million revolving credit agreement to finance all of these expenditures.
Cash Flow Provided By(Used in) Financing Activities
The Company has made the following common stock repurchases:

	2007		2006		2005
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares	Dollars	Shares

Stock repurchase program	$47.1	2,387	$128.4	4,960	$70.4	3,234
Employee stock purchase, deferred compensation and stock incentive plans	1.3	51	0.9	34	0.8	45

	$48.4	2,438	$129.3	4,994	$71.2	3,279

As of February 2, 2008, we had approximately $204.8 million of remaining common stock repurchase authorization from our Board of Directors. Under the indenture governing our 8.25% Senior Subordinated Notes, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
On August 17, 2007, we entered into a $725 million term loan (the “Term Loan Facility”) and a $350 million Amended and Restated Loan and Guaranty Agreement (the “Revolving Loan Facility” and collectively with the Term Loan Facility, the “Loan Facilities”). The Loan Facilities rank pari passu in right of payment and have the lien priorities specified in an intercreditor agreement executed by the administrative agent to the Term Loan Facility and the administrative agent to the Revolving Loan Facility. The Loan Facilities are senior secured loans guaranteed by substantially all of the assets of the borrower and the guarantors, with the Revolving Facility having first priority in accounts receivable, inventory and certain related assets and the Term Loan Facility having first priority in substantially all of the borrower’s and the guarantors’ remaining assets, including intellectual property, the capital stock of each domestic subsidiary, any intercompany notes owned by the Borrower and the guarantors, and 66% of the stock of non-U.S. subsidiaries directly owned by borrower or a guarantor.
The Revolving Loan Facility will mature on August 17, 2012. The Revolving Loan Facility bears interest at the LIBOR, plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels and commitment fee payable on the unborrowed balance of 0.25%. The Revolving Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of February 2, 2008, we were in compliance with all covenants. The facility will be available as needed for general corporate purposes. The variable interest rate including the applicable variable margin at February 2, 2008, was 3.97%. No amounts were drawn on the Revolving Loan Facility as of February 2, 2008. Based on our current borrowing base, we may borrow up to $296.2 million under our Revolving Loan Facility, less $25.8 million in outstanding letters of credit as of February 2, 2008.
The Term Loan Facility will mature on August 17, 2014. The Term Loan Facility will amortize quarterly in annual amounts of 1.0% of the original amount, with the final installment payable on the maturity date. The Term Loan Agreement provides for customary mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction so long as the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0:1.0. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans. The Term Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of February 2, 2008, we were in compliance with all covenants.
On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. This derivative instrument is designated as a cash flow hedge for accounting purposes.
On August 17, 2007, as part of the Stride Rite acquisition, we acquired and immediately repaid $46.0 million in Stride Rite debt.
In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of February 2, 2008, we were in compliance with all covenants. As of February 2, 2008, the fair value of the Notes was $188.3 million based on recent trading activity of the Notes. On or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%
Financial Commitments
As of February 2, 2008, no amounts were drawn against the $296.2 million borrowing base available under the $350.0 million Facility. However, to determine the amount that we may borrow, the $296.2 million borrowing base available under the Facility is reduced by $25.8 million in outstanding letters of credit.
Our financial commitments as of February 2, 2008, are described below:

	Cash Payments Due by Fiscal Year
		Less than			More than
(dollars in millions)	Total	One Year	1-3 Years	3-5 Years	Five Years

Senior subordinated notes (including unamortized discount)	$200.0	$—	$—	$—	$200.0
Term Loan	723.2	7.3	14.6	14.6	686.7
Capital lease obligations (including interest)	1.3	0.1	0.2	0.2	0.8
Operating lease obligations	1,467.6	295.9	483.6	329.4	358.7
Interest on notes payable and long-term debt	420.1	48.3	128.8	140.5	102.5
Royalty obligations	101.8	7.2	15.0	13.0	66.6
Pension obligations	79.1	5.7	18.4	14.1	40.9
Intangible asset obligations	7.0	3.0	4.0	—	—
Service agreement obligations	10.3	6.9	3.4	—	—
Employment agreement obligations	12.5	12.5	—	—	—
Employee severance	16.3	12.8	3.5	—	—

Total	$3,039.2	$399.7	$671.5	$511.8	$1,456.2

We lease substantially all of our stores and are committed to making lease payments over varying lease terms. The operating lease obligations presented above represent the total lease obligations due to landlords, including obligations related to closed stores as well as our obligations related to leases that we have sublet. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of lease obligations includes renewal option periods. Our royalty obligations consist of minimum royalty payments for the purchase of branded merchandise. Our pension obligations consist of projected pension payments related to our pension plans. Our intangible asset obligations include payments for trademarks we have purchased. Our service agreement obligations consist of minimum payments for services that we cannot avoid without penalty. Our employment agreement obligations consist of minimum payments to certain of our executives. Employee severance obligations consist of contractually-specified payments associated with our integration initiatives.

Amounts not reflected in the table above:
•	We issue cancelable purchase orders to various vendors for the purchase of our merchandise. As of February 2, 2008, we had merchandise purchase obligations in the amount of approximately $208.8 million for which we will likely take delivery.

•	In conjunction with the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), our liability for unrecognized tax benefits, excluding interest and penalties, is $49.8 million as of February 2, 2008. With the exception of a reduction in the unrecognized tax benefit of $0.9 million related to a recent ruling from a taxing authority, the Company does not expect resolution of these matters to result in significant changes to the liability during the next twelve months. We are unable to make a reasonably reliable estimate of the amount and period of related future payments on the remaining balance.
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	2007	2006	2005

Debt-capitalization Ratio*	56.7%	22.6%	24.0%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 73.5%, 63.5% and 63.8%, respectively, for the periods referred to above.
The increase of the debt-capitalization ratio as of February 2, 2008 is due to the additional debt incurred to finance the Stride Rite acquisition.
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
The fashion oriented nature of our business, along with the potential for changes in customer preferences and the extended product development lead times, leave us vulnerable to the risk of inventory obsolescence both at our own stores and within our wholesale inventories. We are also exposed to the risk of inventory markdowns for excess or obsolete products, both at retail stores and from independent retailers. We make ongoing estimates relating to the net realizable value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination. We have continually managed these risks in the past and believe we can successfully manage them in the future. However, our revenues and operating margins may suffer if we are unable to effectively manage these risks.
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
Property and equipment are reviewed on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the asset is recoverable. Estimated future cash flows on a store-by-store basis are used to determine if impairment exists. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses and are based upon the stores’ past and expected future performance. To the extent our estimates for revenue growth and gross margin rates are not realized, assessments of collectibility could result in impairment charges.
Defined Benefit Plan
The Company has defined benefit pension plans. One of the plans is frozen and no longer accrues future retirement benefits. Major assumptions used in the accounting for this employee benefit plan include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on our data and appropriate market indicators, and are evaluated each year as of the plan’s measurement date. A change in any of these assumptions would have an effect on net periodic pension and post-retirement benefit costs reported in the consolidated financial statements.
We use a cash flow matching approach for determining the appropriate discount rate for the defined benefit pension plan. The approach is derived from U.S. Treasury rates, plus an option-adjusted spread varying by maturity, to derive hypothetical “Aa” corporate bond rates. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change expense by approximately $0.4 million. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $0.1 million in the expense.
Insurance Programs
We retain our normal expected losses related primarily to workers’ compensation, physical loss to property and business interruption resulting from such loss and comprehensive general, product, and vehicle liability. We purchase third party coverage for losses in excess of the normal expected levels. Provisions for losses expected under these programs are recorded based upon estimates of aggregate liability for claims incurred utilizing independent actuarial calculations. These actuarial calculations utilize assumptions including historical claims experience, demographic factors and severity factors to estimate the frequency and severity of losses as well as the patterns surrounding the emergence, development and settlement of claims.
Accounting for Taxes
We adopted the provisions of Financial Accounting Standards Board, (“FASB”) interpretation No 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on February 4, 2007. FIN 48 prescribes a recognition threshold and a measurement standard for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The recognition and measurement of tax benefits is often highly judgmental. Determinations regarding the recognition and measurement of a tax benefit can change as additional developments occur relative to the issue. Accordingly, our future results may include favorable or unfavorable adjustments to our unrecognized tax benefits.
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
In future periods, we may make adjustments to the ARO liability as a result of the availability of new information, changes in labor costs and other factors. The estimate of the ARO liability is based on a number of assumptions requiring professional judgment, including average store closing costs, inflation rates, labor costs and asset re-use rates. We cannot predict what revisions to these assumptions will be required in future periods.
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
Environmental Reserves
We accrue for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP 96-1”), “Environmental Remediation Liabilities (Including Auditing Guidance)”. Accruals to address estimated costs for environmental obligations generally are recognized no later than the date when we learn what cleanup measures, if any, are likely to occur to address the environmental conditions at issue. In accordance with SOP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions on our property and the associated engineering, legal and consulting costs. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.
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
Accounting for Business Combinations
In accordance with accounting for business combinations under SFAS No. 141 “Business Combinations,” we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.
We use all available information to estimate fair values including the fair value determination of identifiable intangible assets such as tradenames, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date when information that is known to be available or obtainable is obtained.
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
Accounting for Goodwill
We assess goodwill, which is not subject to amortization, for impairment on an annual basis and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We develop an estimate of the fair value of each reporting unit using both a market approach and an income approach. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.
A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. Given the decline in our market value during 2007, we updated our impairment analysis and concluded there was no impairment as of February 2, 2008. However, if our market value continues to decline we may have a resulting impairment charge.
The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future reporting unit cash flows. If we determine that the estimated fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge. If goodwill on our consolidated balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. Our recognized goodwill totaled $321.0 million as of February 2, 2008.
Accounting for Intangible Assets
Indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Favorable leases, certain trademarks and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Customer relationships are amortized using an economic patterning technique based on when the benefits of the asset are expected to be used.
Each period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If we were to determine that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.
Additionally, events and circumstances may indicate that the carrying value of one or more intangible assets is not recoverable and its fair value is less than the intangible asset’s carrying value, resulting in recognition of an impairment charge.
A change in the estimate of the remaining life of one or more intangible assets or the impairment of one or more intangible assets could have a material impact on our results of operations and financial condition. Our intangible assets’ carrying value, net of amortization, was $559.5 million as of February 2, 2008.
Accounting for Derivatives
We participate in interest rate related derivative instruments to manage our exposure on our debt instruments. We record all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. The calculation of the fair value of the interest rate related derivative instruments is based on estimates of future interest rates, which may change based on economic or other factors. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. As of February 2, 2008, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $1.9 million annually or approximately $0.5 million per quarter.

New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”. FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are evaluating the impact the adoption of SFAS No. 157 will have on our Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the impact the adoption of SFAS No. 159 will have a material effect on our Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of SFAS No. 141(R) will only impact us if we are party to a business combination after the pronouncement has been adopted.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 becomes effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 160 will have on our Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured revolving credit facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at February 2, 2008; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of February 2, 2008, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $1.9 million annually or approximately $0.5 million per quarter.

Foreign Currency Risk
We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of February 1, 2008, the last day of trading in our fiscal year, the exchange rate was 7.19 Yuan per U.S. dollar.
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
Management has established and maintains an internal control structure to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, that the accounting records provide a reliable basis for the preparation of financial statements, and that such financial statements are not misstated due to material fraud or error. Internal controls include the careful selection of associates, the proper segregation of duties and the communication and application of formal policies and procedures that are consistent with high standards of accounting and administrative practices. An important element of this system is a comprehensive internal audit and loss prevention program.
Management continually reviews, modifies and improves its systems of accounting and controls in response to changes in business conditions and operations and in response to recommendations by the independent registered public accounting firm and reports prepared by the internal auditors.
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
The Committee consists of five outside directors all of whom have accounting or financial management expertise. The members of the Committee are Daniel Boggan Jr., Howard R. Fricke, Robert F. Moran, John F. McGovern and David Scott Olivet. The Audit and Finance Committee regularly reports the results of its activities to the full Board of Directors.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Collective Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 2, 2008. As permitted by the rules of the SEC, the Company has excluded The Stride Rite Corporation (acquired August 17, 2007) from its annual assessment of the effectiveness on internal control over financial reporting for the year ending February 2, 2008, the year of acquisition. As of February 2, 2008, The Stride Rite Corporation’s financial statements constitute approximately $88 million and $1,123 million of net and total assets, respectively, $310 million of revenues, and a net loss of $27 million of the consolidated financial statement amounts as of and for the year ended February 2, 2008.
Collective Brands, Inc.’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 31, 2008 on our internal control over financial reporting which report is included on page 45.

/s/ Matthew E. Rubel	/s/ Ullrich E. Porzig

Chief Executive Officer and President	Senior Vice President — Chief Financial Officer and Treasurer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of
Collective Brands, Inc.
Topeka, Kansas
We have audited the internal control over financial reporting of Collective Brands, Inc. and subsidiaries (the “Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at The Stride Rite Corporation, which was acquired on August 17, 2007 and whose financial statements constitute approximately $88 million and $1,123 million of net and total assets, respectively, $310 million of revenues, and a net loss of $27 million of the consolidated financial statement amounts as of and for the year ended February 2, 2008. Accordingly, our audit did not include the internal control over financial reporting at The Stride Rite Corporation.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2008 of the Company and our report dated March 31, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the change in method of accounting for uncertainty in income taxes upon the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

/s/ DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 31, 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of
Collective Brands, Inc.
Topeka, Kansas
We have audited the accompanying consolidated balance sheets of Collective Brands, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of earnings, shareowners’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended February 2, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collective Brands, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in the notes to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” in 2007, FASB Statement No. 123(R), “Share-Based Payment” and FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 31, 2008

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
CONSOLIDATED STATEMENTS OF EARNINGS
(dollars in millions, except per share)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net sales	$3,035.4	$2,796.7	$2,665.7
Cost of sales	2,044.5	1,821.0	1,777.1

Gross margin	990.9	975.7	888.6
Selling, general and administrative expenses	899.4	808.5	767.1
Restructuring charges	0.2	0.8	3.8

Operating profit from continuing operations	91.3	166.4	117.7
Interest expense	46.7	19.2	19.7
Interest income	(14.4)	(22.7)	(12.3)

Earnings from continuing operations before income taxes and minority interest	59.0	169.9	110.3
Provision for income taxes	8.6	39.9	30.8

Earnings from continuing operations before minority interest	50.4	130.0	79.5
Minority interest, net of income taxes	(7.7)	(4.6)	(3.0)

Net earnings from continuing operations	42.7	125.4	76.5
Loss from discontinued operations, net of income taxes and minority interest	—	(3.4)	(6.0)

Net earnings before cumulative effect of change in accounting principle	42.7	122.0	70.5
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	—	(4.1)

Net earnings	$42.7	$122.0	$66.4

Basic earnings per share:
Earnings from continuing operations	$0.66	$1.90	$1.13
Loss from discontinued operations	—	(0.05)	(0.09)

Basic earnings per share before cumulative effect of change in accounting principle	0.66	1.85	1.04
Cumulative effect of change in accounting principle	—	—	(0.06)

Basic earnings per share	$0.66	$1.85	$0.98

Diluted earnings per share:
Earnings from continuing operations	$0.65	$1.87	$1.13
Loss from discontinued operations	—	(0.05)	(0.09)

Diluted earnings per share before cumulative effect of change in accounting principle	0.65	1.82	1.04
Cumulative effect of change in accounting principle	—	—	(0.06)

Diluted earnings per share	$0.65	$1.82	$0.98

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	February 2, 2008	February 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$232.5	$371.4
Short-term investments	—	90.0
Restricted cash	—	2.0
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of February 2, 2008 of $3.4	86.1	3.8
Inventories	470.1	361.9
Current deferred income taxes	23.8	15.6
Prepaid expenses	93.4	46.5
Other current assets	31.5	14.3
Current assets of discontinued operations	0.8	1.1

Total current assets	938.2	906.6

Property and Equipment:
Land	9.3	6.6
Property, buildings and equipment	1,440.1	1,245.1
Accumulated depreciation and amortization	(898.4)	(830.5)

Property and equipment, net	551.0	421.2
Intangible assets, net	559.5	39.6
Goodwill	321.0	5.9
Deferred income taxes	1.5	37.7
Other assets	44.0	16.4

Total Assets	$2,415.2	$1,427.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7.4	$0.4
Notes payable	—	2.0
Accounts payable	200.9	185.6
Accrued expenses	203.5	190.2
Current liabilities of discontinued operations	1.3	2.1

Total current liabilities	413.1	380.3

Long-term debt	914.9	201.7
Deferred income taxes	112.9	0.2
Other liabilities	254.2	132.4
Minority interest	17.2	12.7
Commitments and contingencies (Note 18)

Shareowners’ equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 88,130,874 issued; 63,752,674 and 64,996,287 shares outstanding in 2007 and 2006, respectively	0.9	0.9
Treasury stock, $.01 par value; 24,378,200 and 23,134,587 shares in 2007 and 2006, respectively	(0.2)	(0.2)
Additional paid-in-capital	—	0.7
Retained earnings	708.1	698.1
Accumulated other comprehensive (loss) income, net of income taxes	(5.9)	0.6

Total shareowners’ equity	702.9	700.1

Total Liabilities and Shareowners’ Equity	$2,415.2	$1,427.4

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
AND COMPREHENSIVE INCOME
(dollars in millions, shares in thousands)

						Accumulated
	Outstanding		Additional	Unearned		Other	Total
	Common Stock		Paid-in	Nonvested	Retained	Comprehensive	Shareowners’	Comprehensive
	Shares	Dollars	Capital	Shares	Earnings	Income (Loss)	Equity	Income

Balance at January 29, 2005	67,192	$0.7	$25.6	$(0.8)	$562.0	$7.5	$595.0
Net earnings	—	—	—	—	66.4	—	66.4	$66.4
Translation adjustments	—	—	—	—	—	4.9	4.9	4.9
Change in unrecognized pension liability	—	—	—	—	—	(0.5)	(0.5)	(0.5)
Issuances of common stock under stock plans	3,408	—	54.7	(5.1)	—	—	49.6
Purchases of common stock	(3,279)	—	(71.2)	—	—	—	(71.2)
Amortization of unearned restricted stock	—	—	—	1.3	—	—	1.3
Income tax benefit of stock option exercise	—	—	6.5	—	—	—	6.5
Restricted stock cancellation	(15)	—	(0.3)	0.3	—	—	—

Comprehensive income								70.8

Balance at January 28, 2006	67,306	0.7	15.3	(4.3)	628.4	11.9	652.0

Net earnings	—	—	—	—	122.0	—	122.0	122.0
Translation adjustments	—	—	—	—	—	(3.0)	(3.0)	(3.0)
Minimum pension liability adjustment, net of taxes of $2.0	—	—	—	—	—	(3.6)	(3.6)	(3.6)
Adoption of SFAS No. 158 as restated (Note 8), net of taxes of $4.5	—	—	—	—	—	(4.7)	(4.7)
Reclassification of unearned nonvested shares related to the adoption of SFAS No.123(R) (Note 3)	—	—	(4.3)	4.3	—	—	—
Issuances of common stock under stock plans	2,698	—	47.1	—	—	—	47.1
Purchases of common stock	(4,994)	—	(77.0)	—	(52.3)	—	(129.3)
Amortization of unearned nonvested shares	—	—	2.2	—	—	—	2.2
Income tax benefit of stock option exercise	—	—	8.6	—	—	—	8.6
Stock option expense	—	—	8.8	—	—	—	8.8
Restricted stock cancellation	(14)	—	—	—	—	—	—

Comprehensive income								115.4

Balance at February 3, 2007	64,996	0.7	0.7	—	698.1	0.6	700.1

Net earnings	—	—	—	—	42.7	—	42.7	42.7
Translation adjustments	—	—	—	—	—	14.3	14.3	14.3
Net change in fair value of derivative, net of taxes of $9.2 (Note 17)	—	—	—	—	—	(14.3)	(14.3)	(14.3)
Changes in unrecognized amounts of pension benefits, net of taxes of $4.5 (Note 8)	—	—	—	—	—	(6.5)	(6.5)	(6.5)
Issuances of common stock under stock plans	1,291	—	8.7	—	—	—	8.7
Purchases of common stock	(2,438)	—	(26.9)	—	(21.5)	—	(48.4)
Amortization of unearned nonvested shares	—	—	4.9	—	—	—	4.9
Income tax benefit of stock option exercise	—	—	2.6	—	—	—	2.6
Stock option expense	—	—	10.0	—	—	—	10.0
Restricted stock cancellation	(96)	—	—	—	—	—	—
Adoption of FIN 48 (Note 9)	—	—	—	—	(11.2)	—	(11.2)

Comprehensive income							—	$36.2

Balance at February 2, 2008	63,753	$0.7	$—	$—	$708.1	$(5.9)	$702.9

Outstanding common stock is net of shares held in treasury and is presented net of $0.2 million of treasury stock in 2007, 2006 and 2005, respectively. Treasury stock is accounted for using the par value method. Treasury share activity for the last three years is summarized below:

(shares in thousands)	2007	2006	2005

Balance, beginning of year	23,135	20,825	20,939

Issuances of common stock:
Stock options	(504)	(2,617)	(3,145)
Deferred compensation plan	(8)	(7)	(6)
Net restricted stock grants	(683)	(60)	(242)

	(1,195)	(2,684)	(3,393)

Purchases of common stock	2,438	4,994	3,279

Balance, end of year	24,378	23,135	20,825

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Operating Activities:
Net earnings	$42.7	$122.0	$66.4
Loss from discontinued operations, net of income taxes and minority interest	—	3.4	6.0
Adjustments for non-cash items included in net earnings:
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	—	4.1
Loss on impairment of and disposal of assets	7.2	10.3	9.8
Depreciation and amortization	117.3	89.6	91.6
Provision for losses on accounts receivable	1.5	—	—
Share-based compensation expense	14.6	12.2	1.3
Deferred income taxes	(25.1)	9.1	13.7
Minority interest, net of income taxes	7.7	4.6	3.0
Income tax benefit from share-based compensation	2.6	8.6	6.5
Excess tax benefit from share-based compensation	(2.4)	(8.0)	—
Interest income on held-to-maturity investments	(0.6)	(3.6)	(1.3)
Changes in working capital, exclusive of the effects of acquisitions:
Accounts receivable	12.7	—	(0.4)
Inventories	80.6	(29.8)	13.5
Prepaid expenses and other current assets	(23.5)	(9.0)	(1.6)
Accounts payable	(42.0)	15.6	9.0
Accrued expenses	(30.7)	5.7	9.5
Changes in other assets and liabilities, net	30.7	3.0	6.4
Net cash used in discontinued operations	(0.5)	(4.0)	(10.6)

Cash flow provided by operating activities	192.8	229.7	226.9

Investing Activities:
Capital expenditures	(167.4)	(118.6)	(64.3)
Restricted cash	2.0	—	1.0
Proceeds from sale of property and equipment	2.9	4.6	1.2
Intangible asset additions	(0.6)	(15.5)	—
Purchases of investments	(6.1)	(215.6)	(146.4)
Sales and maturities of investments	96.7	188.2	110.0
Acquisition of businesses, net of cash acquired	(877.7)	—	—
Net cash used in discontinued operations	—	—	(0.1)

Cash flow used in investing activities	(950.2)	(156.9)	(98.6)

Financing Activities:
Repayment of notes payable	(2.0)	—	(1.0)
Issuance of debt	725.0	—	1.2
Repayment of debt	(55.3)	(2.8)	(1.5)
Payment of deferred financing costs	(12.7)	(0.2)	—
Issuances of common stock	8.7	47.1	49.6
Purchases of common stock	(48.4)	(129.3)	(71.2)
Excess tax benefit from share-based compensation	2.4	8.0	—
Distributions to minority owners	(2.4)	(1.5)	—
Net cash provided by discontinued operations	—	1.2	0.9

Cash flow provided by (used in) financing activities	615.3	(77.5)	(22.0)

Effect of exchange rate changes on cash	3.2	(2.1)	0.9

(Decrease) increase in cash and cash equivalents	(138.9)	(6.8)	107.2
Cash and cash equivalents, beginning of year	371.4	378.2	271.0

Cash and cash equivalents, end of year	$232.5	$371.4	$378.2

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
(Formerly Payless ShoeSource, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Collective Brands, Inc, (the “Company”) is the holding company of Payless ShoeSource, Inc. (“Payless”), The Stride Rite Corporation (“Stride Rite”), and a licensing business known as Collective International, LP (“Collective Licensing”). Payless is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. Stride Rite markets the leading brand of high-quality children’s shoes in the United States. Stride Rite also markets products for children and adults under well-known brand names, including Keds, Sperry Top-Sider, and Saucony. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.
The Consolidated Financial Statements include the accounts of the Company, all wholly-owned subsidiaries and all subsidiaries and joint ventures in which the Company owns a controlling interest. The Company’s Central American and South American Regions use a December 31 year-end, primarily to match the local countries’ statutory reporting requirements. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated.
As a result of the 2004 restructuring, as discussed in Note 5 below, the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores has been classified as discontinued operations for all periods presented. In addition, during 2006 the Company exited retail operations in Japan, closing its one store location. The financial information for Japan retail operations has been classified as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.
Certain prior year amounts have been reclassified, based on the aggregation rules contained in the Security and Exchange Commission’s Regulation S-X, Rule 5-02, to conform to the current year presentation.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2007, 2006 and 2005 ended on February 2, 2008, February 3, 2007, and January 28, 2006, respectively. Fiscal years 2007 and 2005 contain 52 weeks of results compared to fiscal year 2006 which contains 53 weeks. References to years in these financial statements and notes relate to fiscal years rather than calendar years.
Use of Estimates
Management makes estimates and assumptions that affect the amounts reported within the Consolidated Financial Statements. Actual results could differ from these estimates.
Net Sales
Net sales (“sales”) for transactions at the Company’s retail stores are recognized at the time the sale is made to the customer, are net of estimated returns and current markdowns and exclude sales tax. Net sales for wholesale and e-commerce transactions are recognized when title passes and the risks or rewards of ownership have transferred to the customer, the price is fixed and determinable, and collectibility is reasonable assured, based on the shipping terms. Sales are net of estimated returns and current promotional discounts and exclude sales tax.
The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and customer, current and historical trends in the footwear industry and changes in demand for our products, in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of products for the corresponding cost amount. Allowances for markdowns are recorded as a reduction of revenue based on historical experience. From time to time actual results will vary from the estimates that were previously established. Due to the existence of monitoring systems, the Company’s visibility into its wholesale customers’ inventory levels and ongoing communication with its wholesale customers, the Company is able to identify and reflect in its financial statements in a timely manner variances from estimates previously established.

Shipping and Handling
Products are sold Free On Board (“FOB”) shipping point for wholesale customers. Any shipping charges that we pay are recorded as cost of sales and any reimbursement is recorded as revenue.
Gift Cards
The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale. The estimated value of gift cards expected to go unused is recognized ratably in proportion to actual redemptions as gift cards are redeemed.
Cost of Sales
Cost of sales includes the cost of merchandise sold and the Company’s buying, occupancy, warehousing and product movement costs, as well as depreciation of stores and the distribution centers.
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
Advertising Costs
Advertising costs and sales promotion costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising and sales promotion costs of $131.8 million, $112.7 million and $106.7 million in 2007, 2006 and 2005, respectively.
Co-operative Advertising
The Company engages in co-op advertising programs with some of its wholesale customers. Co-op advertising funds are available to all wholesale customers in good standing. Wholesale customers receive reimbursement under this program if they meet established advertising guidelines and trademark requirements. Costs are accrued on the basis of sales to qualifying customers and accounted for as an operating expense if the Company receives, or will receive, an identifiable benefit in exchange for the consideration and the Company can reasonably estimate the fair value of the benefit identified.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
In determining our provision for income taxes, the Company uses an annual effective income tax rate based on annual income, permanent differences between book and tax income, and statutory income tax rates. The effective income tax rate also reflects the Company’s assessment of the ultimate outcome of tax audits. The Company adjusts its annual effective income tax rate as additional information on outcomes or events becomes available. Discrete events such as audit settlements or changes in tax laws are recognized in the period in which they occur.
The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) which addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We include our reserve for unrecognized tax benefits, as well as related accrued penalties and interest, in other long term liabilities on our consolidated balance sheets and in provision for income taxes in our consolidated statements of earnings.
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
Cash and Cash Equivalents
Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $17.0 million and $15.3 million for the settlement of credit card transactions are included in cash and cash equivalents as of February 2, 2008, and February 3, 2007, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.
Short-Term Investments
Short-term investments consisted of the following:

February 3,
(dollars in millions)	2007

Held-to-maturity securities:
Commercial paper	$90.0

Total held-to-maturity securities	$90.0

Held-to-maturity securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and are carried at amortized cost, which approximates their fair value. As of February 3, 2007, the estimated fair value of each investment approximated its amortized cost and, therefore, there were no significant unrecognized holding gains or losses. As of February 2, 2008, the Company did not have any short-term investments.
Reserve for Uncollectible Accounts Receivable
The Company makes ongoing estimates relating to the collectibility of its accounts receivable and maintains a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, the Company considers its historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. These evaluations include, but are not limited to, analyzing our customer’s financial statements, maintaining a credit watch list to monitor accounts receivable exposure and reviewing the customer’s prior payment history.
Inventories
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that approximates a traditional FIFO cost basis.
Wholesale inventories are valued at the lower of cost or market using the FIFO method.
The Company makes ongoing estimates relating to the net realizable value of inventories, based upon our assumptions about future demand and market conditions. If the Company’s estimate of the net realizable value of our inventory is less than the cost of the inventory recorded on our books, a reserve is recorded equal to the difference between the cost of the inventory and the estimated net realizable value. If changes in market conditions result in reductions in the estimated net realizable value of the Company’s inventory below the previous estimate, the Company increases its reserve in the period in which it made such a determination.
Raw materials are included in inventories and accounted for under the FIFO basis. Raw materials of $1.9 million and $29.5 million are included in inventories in the consolidated balance sheet at February 2, 2008, and February 3, 2007, respectively.
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

Buildings	10 to 30 years
Leasehold improvements	the lesser of 10 years or the remaining expected lease term that is reasonably assured (which may exceed the current non-cancelable term)
Furniture, fixtures and equipment	2 to 10 years
Property under capital lease	10 to 30 years
The following is a summary of the components of property and equipment:

(dollars in millions)	2007	2006

Buildings and leasehold improvements	$718.5	$633.0
Furniture, fixtures and equipment	638.3	532.5
Property under capital leases	3.5	0.9
Projects in progress	79.8	78.7

	$1,440.1	$1,245.1

Depreciation expense for 2007, 2006, and 2005 was $102.5 million, $85.3 million, and $87.0 million, respectively.
Property and equipment are reviewed for recoverability on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the assets is recoverable. Undiscounted estimated future cash flows are used to determine if impairment exists. If impairment exists, we use discounted cash flows to calculate impairment. The Company uses current operating results and historical performance to estimate future cash flows on a store-by-store basis. Excluding exit costs as discussed in Note 4, total impairment charges related to assets held and used were $1.9 million, $1.7 million, and $2.4 million in 2007, 2006 and 2005, respectively. These charges are included in cost of sales.
Insurance Programs
The Company retains its normal expected losses related primarily to workers’ compensation, physical loss to property and business interruption resulting from such loss and comprehensive general, product, and vehicle liability. The Company purchases third-party coverage for losses in excess of the normal expected levels. Provisions for losses expected under these programs are recorded based upon estimates of the aggregate liability for claims incurred utilizing actuarial calculations based on historical results.
Foreign Currency Translation
Local currencies are the functional currencies for most foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange. As of fiscal year-end 2007, 2006 and 2005, cumulative translation adjustments included in accumulated other comprehensive income (loss) were $23.7 million, $9.4 million and $12.4 million, respectively.
For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. Dollar as their functional currency, net non-monetary assets are translated at historical rates and net monetary assets are translated at current rates. Transaction adjustments are included in the determination of net earnings.

Asset Retirement Obligations
The Company follows FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” which requires entities to record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. The Company’s asset retirement obligation (“ARO”) liabilities are primarily associated with the disposal of personal property and trade fixtures which, at the end of a lease, the Company is contractually obligated to remove in order to restore the facility back to a condition specified in the lease agreement. The Company estimates the fair value of these liabilities based on current store closing costs and discounts the costs back as if they were to be performed at the inception of the lease. At the inception of such a lease, the Company records the ARO as a liability and also records a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of earnings.
The Company adopted FIN 47 in the fourth quarter of 2005. Please refer to Note 22 for further discussion regarding this change in accounting principle. In future periods, the Company may make adjustments to the ARO liability as a result of the availability of new information, changes in labor costs and other factors. The estimate of the ARO liability is based on a number of assumptions requiring professional judgment, including average store closing costs, inflation rates, labor costs and asset re-use rates.
The following table summarizes the Company’s ARO liability included on its consolidated balance sheets.

(in millions)	2007	2006

Beginning asset retirement obligation	$8.5	$8.5
Liabilities incurred during year	0.2	0.1
Liabilities settled during year	(0.3)	(0.4)
Accretion expense	—	0.3

Ending asset retirement obligation	$8.4	$8.5

Business Combinations
In accordance with accounting for business combinations under SFAS No. 141 “Business Combinations,” the Company allocates the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.
The Company uses all available information to estimate fair values including the fair value determination of identifiable intangible assets such as tradenames, and any other significant assets or liabilities. The Company adjusts the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date when information that is known to be available or obtainable is obtained.
The Company’s purchase price allocation methodology contains uncertainties because it requires management to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. Management estimates the fair value of assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows.
Accounting for Goodwill
The Company assesses goodwill, which is not subject to amortization, for impairment on an annual basis and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. The Company develops an estimate of the fair value of each reporting unit using both a market approach and an income approach. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.
The Company performed the required annual impairment testing using a test date of September 1, 2007 and no impairment losses were necessary.
A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. Given the decline in the Company’s market value during 2007, the Company updated its impairment analysis and concluded there was no impairment as of February 2, 2008. However, if the Company’s market value continues to decline we may have a resulting impairment charge.

The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future reporting unit cash flows. If the Company determines that the estimated fair value of any reporting unit is less than the reporting unit’s carrying value, then it will recognize an impairment charge. If goodwill on the Company’s consolidated balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on its results of operations and financial condition. The Company’s recognized goodwill totaled $321.0 million as of February 2, 2008.
Accounting for Intangible Assets
Indefinite-lived Intangible assets are not amortized, but are tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Favorable leases, certain trademarks and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Customer relationships are amortized using an economic patterning technique based on when the benefits of the asset are expected to be used.
Each period, the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If the Company were to determine that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.
Additionally, other events and circumstances may indicate that the carrying value of one or more intangible assets is not recoverable and its fair value is less than the intangible asset’s carrying value, resulting in the recognition of an impairment charge.
A change in the estimate of the remaining life of one or more intangible assets or the impairment of one or more intangible assets could have a material impact on the Company’s results of operations and financial condition. The Company’s intangible assets’ carrying value, net of amortization, was $559.5 million as of February 2, 2008.
Derivatives
The Company participates in an interest rate related derivative instrument to manage its exposure on debt instruments. The Company records all derivative instruments on the balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item.
Environmental Costs
The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with the American Institute of Certified Public Accountant’s Statement of Position (“SOP 96-1”), “Environmental Remediation Liabilities (Including Auditing Guidance)”. Accruals to address estimated costs for environmental obligations generally are recognized no later than the date when the Company learns what cleanup measures, if any, are likely to occur to address the environmental conditions at issue. In accordance with SOP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions on Company property and the associated engineering, legal and consulting costs. Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted to their present value.

Supplemental Cash Flow Information

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
(dollars in millions)	February 2, 2008	February 3, 2007	January 28, 2006

Interest paid	$34.5	$28.5	$20.8
Income taxes paid	$13.1	$29.4	$14.9
Non-cash investing and financing activities:
Accrued capital additions	$25.3	$23.0	$9.4
Capital lease additions	$1.2	$—	$—
Accrued intangible asset additions	$—	$10.0	$—

Note 2 – Acquisitions
Stride Rite
On August 17, 2007, the Company completed the acquisition of 100% of the equity of Stride Rite. The purchase price of Stride Rite was approximately $786.6 million, net of cash acquired of $22.7 million, including transaction costs. The Stride Rite acquisition was financed with cash-on-hand and the net proceeds from a $725 million term loan. The Acquisition was accounted for using the purchase method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” Accordingly, net assets were recorded at their estimated fair values, and operating results are included from the date of acquisition. The purchase price was allocated on a preliminary basis using information currently available. The Company is still in the process of integrating Stride Rite and may have additional costs associated with this integration including costs related to employee severance, environmental liability valuation and contract termination. The allocation of the purchase price to the assets and liabilities acquired will be finalized as necessary, up to one year after the acquisition closing date, when information that is known to be available or obtainable is obtained. As the purchase price exceeded the fair value of the assets and liabilities assumed, including identified intangible assets, goodwill associated with this transaction was recorded in the consolidated balance sheet. The purchase price in excess of the value of Stride Rite’s net assets reflects the strategic value the Company placed on Stride Rite’s wholesale and retail businesses. The Company believes it will benefit from synergies as Stride Rite’s operations are integrated with the Company’s existing operations. Of the $280.8 million of goodwill associated with this transaction, $42.0 million is included in the Stride Rite Retail segment and $238.8 million is included in the Stride Rite Wholesale segment. None of the goodwill associated with this acquisition is deductible for tax purposes.
The preliminary purchase price allocation, net of cash acquired, was as follows:

(In millions)

Receivables	$91.1
Inventories	184.6
Other current assets	34.7

Total current assets	310.4
Property and equipment	68.0
Goodwill	280.8
Indefinite lived trademarks	391.1
Finite lived intangible assets*	83.7
Other assets	10.6

Total assets acquired	1,144.6

Accounts payable	(53.4)
Accrued expenses and other current liabilities	(59.0)

Total current liabilities	(112.4)
Long-term debt	(46.0)
Long-term deferred tax liabilities	(179.2)
Other long-term liabilities	(20.4)

Total liabilities acquired	(358.0)

Net assets acquired	$786.6

*	Finite lived intangible assets will be amortized as follows:

	Fair Value	Weighted Average
Type	(in millions)	Useful Life

Trademarks	$7.2	8 Years
Customer relationships	66.6	8 Years
Customer backlog	2.2	0.75 Years
Other intangibles	7.7	5 Years

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
As part of the purchase price allocation, the Company incurred exit costs as a result of the Stride Rite acquisition. As of February 2, 2008, these costs include employee severance costs of $14.5 million and contract termination and other costs of $1.2 million. As of February 2, 2008, the Company has paid $1.7 million of these costs. These costs include employee severance for certain Stride Rite corporate employees as well as employee severance, contract termination and other costs related to the Company’s plan to close the Stride Rite’s Burnaby and Huntington distribution centers.
Collective Licensing
Effective March 30, 2007, the Company acquired 100% of the partnership interest of Collective Licensing for $91.1 million, net of cash acquired of $1.1 million, including transaction costs. Collective Licensing is a brand development, management and licensing company that had previously licensed the Airwalk brand to the Company. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, net assets were recorded at their estimated fair values, and operating results are included in the Payless Domestic segment from the date of acquisition. As the purchase price exceeded the fair value of the assets and liabilities assumed, goodwill associated with this transaction was recorded in the consolidated balance sheet. The purchase price in excess of the value of Collective Licensing’s net assets reflects the strategic value the Company placed on Collective Licensing’s business. All goodwill is included in the Payless Domestic segment and is deductible for tax purposes.
The purchase price allocation, net of cash acquired, was as follows:

(In millions)

Current assets	$4.6
Goodwill	34.3
Indefinite lived trademarks	40.6
Finite lived intangible assets*	16.5

Total assets acquired	96.0

Current liabilities	(4.9)

Total liabilities acquired	(4.9)

Net assets acquired	$91.1

*	Finite lived intangible assets will be amortized as follows:

	Fair Value	Weighted Average
Type	(in millions)	Useful Life

Trademarks	$7.1	10 Years
Customer relationships	9.2	7 Years
Non-compete contracts	0.2	3 Years

	$16.5

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

	52 Weeks Ended	53 Weeks Ended
(dollars in millions, except per share)	February 2, 2008	February 3, 2007

Net sales	$3,495.3	$3,506.9
Net earnings	37.6	72.9

Basic earnings per share	$0.58	$1.11
Diluted earnings per share	$0.58	$1.09
Note 3 – Share-Based Compensation
Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method and therefore has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in fiscal years 2006 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
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

The following table presents the effect on net earnings and earnings per share had share-based compensation expense been recorded for the 52 weeks ended January 28, 2006, based on the fair-value method under SFAS No. 123.

(dollars in millions, except per share amounts)	January 28, 2006

Net earnings:
As reported	$66.4
Add: Total stock-based employee compensation expense included in net earnings as reported, net of related income taxes	3.2
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income taxes	6.8

Pro forma	$62.8

Basic earnings per share:
As reported	$0.98
Pro forma	$0.93
Diluted earnings per share:
As reported	$0.98
Pro forma	$0.93
Equity Incentive Plans
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SAR’s”) and cash-settled stock appreciation rights (“cash-settled SAR’s”), as well as full value vehicles consisting of nonvested shares and phantom stock units. Appreciation vehicles granted under the 1996 and 2006 Stock Incentive Plans are granted at the fair market value on the date of grant and may be exercised only after stated vesting dates or other vesting criteria, as applicable, has been achieved. Generally, vesting of appreciation vehicles is conditioned upon continued employment with the Company, although appreciation vehicles may be exercised during certain periods following retirement, disability or death. Historically, the Company has used treasury shares for settlement of share-based compensation.
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
On May 25, 2006, the Company’s shareowners approved the 2006 Stock Incentive Plan. On May 24, 2007, the 2006 Stock Incentive Plan was amended to allow the Company to grant a maximum of 4,300,000 shares. Appreciation vehicles to be granted under the plan have a maximum term of seven years and can vest on a graded schedule, a cliff basis or based on performance. The exercise price of an appreciation vehicle may not be less than the average of the high and low trading prices of the Company’s stock on the grant date. Associates who receive full value vehicles pay no monetary consideration. Awards under the 2006 Stock Incentive Plan can be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to seven years, as determined at the date of grant.
On May 25, 2006, the Company’s shareowners approved amendments to and restatement of the Stock Plan for Non-Management Directors (the “Director Plan”). Under the Company’s amended and restated Director Plan, each Director who is not an officer of the Company is eligible to receive share-based compensation in the form of non-qualified stock options and/or stock awards, including, but not limited to, restricted and unrestricted stock awards. All shares of common stock issued under the Director Plan are subject to restrictions on transferability and to forfeiture during a specified restricted period. The Director Plan provides for the issuance of not more than 350,000 shares of common stock, subject to adjustment for changes in the Company’s capital structure. The Company may not, without stockholder approval, amend the Director Plan in a manner that would increase the number of shares of common stock available for awards, decrease the exercise price of any award, or otherwise materially increase benefits or modify eligibility requirements. The material differences between the amended and prior Director Plans are: (1) participants may, if certain conditions are met, transfer or otherwise dispose of shares of stock received pursuant to the amended plan prior to their termination from the board, and (2) the maximum number of shares of common stock available for issuance under the Director Plan was reduced from 900,000 to 350,000 shares.
Under the Company’s Amended Stock Ownership Plan, a maximum of 6,000,000 shares of the Company’s common stock may be purchased by employees at a 5% discount. The current terms of the Stock Ownership plan are such that the plan is non-compensatory. As a result, the purchase of shares by employees does not give rise to compensation cost.

Stock Options
During 2007, the Company did not grant any stock options.
Transactions for stock options for the fiscal year 2007 were as follows:

	52 Weeks Ended February 2, 2008
		Weighted Average
(units in thousands)	Options	Exercise Price

Outstanding at beginning of period	3,395	$19
Granted	—	—
Exercised	(461)	17
Forfeited or expired	(115)	20

Outstanding at end of period	2,819	19
Vested and expected to vest at end of period	2,779	19
Exercisable at end of period	1,814	18
The following table summarizes information about stock options outstanding, options vested or expected to vest, and exercisable at February 2, 2008:

Options Outstanding
		Weighted
		Average
	Number of	Remaining	Aggregate	Weighted
Range of	Outstanding	Contractual Life	Intrinsic Value	Average
Exercise Prices	(in thousands)	(in years)	(in thousands)	Exercise Price

$13 - 15	78	5	$250	$14
16 - 18	1,462	4	1,557	17
19 - 24	1,279	4	—	22

Options Vested and Expected to Vest
		Weighted
	Number Vested	Average
	and Expected	Remaining	Aggregate	Weighted
Range of	to Vest	Contractual Life	Intrinsic Value	Average
Exercise Prices	(in thousands)	(in years)	(in thousands)	Exercise Price

$13 - 15	78	5	$250	$14
16 - 18	1,443	4	1,544	17
19 - 24	1,258	4	—	22

Options Exercisable
		Weighted
		Average
	Number	Remaining	Aggregate	Weighted
Range of	Exercisable	Contractual Life	Intrinsic Value	Average
Exercise Prices	(in thousands)	(in years)	(in thousands)	Exercise Price

$13 - 15	78	5	$250	$14
16 - 18	1,192	3	1,362	16
19 -24	544	4	—	22
The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.
The total intrinsic value of options exercised during 2007, 2006 and 2005 was $6.5 million, $24.0 million and $17.9 million, respectively. Cash received from option exercises for 2007, 2006 and 2005 was $8.2 million, $46.6 million and $48.9 million, respectively, excluding cash received from the Company’s employee stock purchase and deferred compensation plans. The tax benefit realized for the deductions from options exercised during 2007, 2006 and 2005 was $2.6 million, $8.6 million and $6.5 million, respectively. The weighted average fair value of units granted per unit for 2006 and 2005 was $10 and $7, respectively.

Stock-settled SAR’s
During 2007, the Company granted 1,697,889 stock-settled SAR’s under the 2006 Stock Incentive Plan. Of this amount, 1,389,829 are subject to a three-year graded vesting schedule and 308,060 are subject to a three-year cliff vesting schedule. None of the vesting requirements are based on any performance conditions.
Upon exercise of a stock-settled SAR, employees will receive a number of shares of common stock equal in value to the appreciation in the fair market value of the underlying common stock from the grant date to the exercise date of the stock-settled SAR. All of the stock-settled SAR’s issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the stock-settled SAR. As a result of the appreciation cap, a maximum of 2/3 of a share of common stock may be issued for each stock-settled SAR granted.
Transactions for stock–settled SAR’s for the fiscal year 2007 were as follows:

	52 Weeks Ended February 2, 2008
	Stock-Settled	Weighted Average
(units in thousands)	SAR’s	Exercise Price

Outstanding at beginning of period	889	$23
Granted	1,698	27
Exercised	(50)	23
Forfeited or expired	(166)	26

Outstanding at end of period	2,371	26
Vested and expected to vest at end of period	2,228	26
Exercisable at end of period	216	23

Weighted average fair value of units granted (per unit)	$12
The following table summarizes information about stock-settled SAR’s outstanding, vested or expected to vest and exercisable at February 2, 2008:

Stock-Settled SAR’s Outstanding
		Weighted
		Average
	Number of	Remaining	Aggregate	Weighted
Range of	Outstanding	Contractual Life	Intrinsic Value	Average
Exercise Prices	(in thousands)	(in years)	(in thousands)	Exercise Price

$18-23	1,567	6	$—	$23
24-30	60	5	—	27
30-37	744	6	—	33

Stock-Settled SAR’s Vested and Expected to Vest
		Weighted
	Number Vested	Average
	and Expected	Remaining	Aggregate	Weighted
Range of	to Vest	Contractual Life	Intrinsic Value	Average
Exercise Prices	(in thousands)	(in years)	(in thousands)	Exercise Price

$18-23	1,477	6	$—	$23
24-30	57	5	—	27
30-37	694	6	—	33

Stock-Settled SAR’s Exercisable
		Weighted
		Average
	Number	Remaining	Aggregate	Weighted
Range of	Exercisable	Contractual Life	Intrinsic Value	Average
Exercise Prices	(in thousands)	(in years)	(in thousands)	Exercise Price

$18-23	198	5	$—	$23
24-30	8	4	—	27
30-37	10	6	—	32

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.
The total intrinsic value of stock-settled SAR’s exercised during 2007 was $0.6 million. There were no stock-settled SAR’s exercised during 2006. The tax benefit realized for the deductions from stock-settled SAR’s exercised during 2007 was $0.2 million. There was no such tax benefit realized in 2006. The weighted average fair value of units granted per unit for 2007 and 2006 was $12 and $9, respectively.
Nonvested Shares and Share Units
During 2007, the Company granted 762,818 nonvested shares, of which 292,641 were related to a performance grant under the 2006 Stock Incentive Plan. The remaining 470,177 nonvested shares are subject to a three-year cliff vesting schedule, which is not based on any performance vesting conditions. The performance condition for 144,008 shares was not met for 2007 and, as such, none of the related nonvested shares will vest. The performance condition for 148,633 shares will not be known until the spring of 2008.
During 2007, the Company granted 271,113 nonvested share units with market based performance conditions under the 2006 Stock Incentive Plan. These shares are subject to a market appreciation condition and a three-year cliff vesting schedule. If either condition is not met, the shares will not vest. The Company also granted 16,735 nonvested share units subject to a three-year graded vesting schedule, which is not based on any performance vesting conditions, and 8,595 nonvested share units subject to a performance vesting condition.
During 2007, the Company granted 7,360 nonvested shares under the Director Plan. These shares will vest on May 1, 2008. In addition, pursuant to the provisions of the Director Plan, Directors elected to defer compensation into 10,232 share units that will be issued as common stock subsequent to the Directors’ resignation from the Board. These share units will vest on May 1, 2008. Deferral does not affect vesting. Deferred share units are excluded from the summary table of nonvested shares.
On July 18, 2005, the Company granted its Chief Executive Officer and President 214,250 nonvested shares. The nonvested shares will cliff vest on the third anniversary of the grant.
Excluding deferred shares under the Director Plan, transactions for nonvested shares and share units for the fiscal year 2007 were as follows:

	52 Weeks Ended February 2, 2008
	Nonvested Shares	Weighted Average
(shares in thousands)	and Share Units	Grant Date Fair Value

Nonvested at beginning of period	318	$21
Granted	1,059	26
Vested	(45)	19
Forfeited or expired	(86)	24

Nonvested at end of period	1,246	25

The weighted average grant date fair value of nonvested shares granted in 2007, 2006 and 2005 was $26, $23 and $20, respectively.

Cash-settled SAR’s
During 2007, the Company issued 84,611 cash-settled SAR’s on 84,611 shares. Of this amount, 70,611 are subject to a three-year graded vesting schedule and 14,000 are subject to a three-year cliff vesting schedule. None of the vesting requirements are based on any performance conditions.
Transactions for cash-settled SAR’s for the fiscal year 2007 were as follows:

	52 Weeks Ended February 2, 2008
	Cash-Settled	Weighted Average
(shares in thousands)	SAR's	Exercise Price

Outstanding at beginning of period	119	$20
Granted	85	$27
Vested	(32)	$16
Forfeited or expired	(2)	$15

Outstanding at end of period	170	$25

Exercisable or convertible at end of period	30	$21

Weighted average fair value of units granted (per unit)	$12
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
Beginning in fiscal year 2006, the Company changed its method of determining the fair value of share-based awards from the Black-Scholes model to a binomial model. The binomial model considers a range of assumptions relative to volatility, risk- free interest rates and employee exercise behavior, which more accurately models actual employee behaviors. The Company believes the binomial model provides a fair value that is more representative of actual and future experience.
The fair value of options and stock-settled SAR’s granted were calculated using the following assumptions:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2, 2008	February 3, 2007	January 28, 2006

Risk-free interest rate	4.6%	4.9%	3.9%
Expected dividend yield	—%	—%	—%
Expected appreciation vehicle life (in years)	5	6	5
Weighted-average expected volatility	38%	35%	34%
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
The total fair value of shares vested during 2007, 2006 and 2005 was $8.8 million, $5.5 million and $8.9 million, respectively.
Compensation Expense
SFAS No. 123(R) requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the award’s stated vesting term.

The Company used the tranche specific attribution method for stock option and nonvested share awards with graded vesting issued prior to the adoption of SFAS No. 123(R). Share-based awards issued after the adoption of SFAS No. 123(R) are expensed under the straight-line attribution method, with the exception of performance-based stock-settled SAR’s that are expensed under the tranche specific attribution method.
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
Total share-based compensation expense of $14.6 million before tax has been included in the Company’s consolidated statements of earnings for the 52 weeks ended February 2, 2008. No amount of share-based compensation has been capitalized. Total share-based compensation expense is summarized as follows:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
(dollars in millions, except per share amounts)	February 2, 2008	February 3, 2007	January 28, 2006

Cost of sales	$3.8	$4.1	$—
Selling, general and administrative expenses	10.8	8.1	5.0

Share-based compensation expense before income taxes	14.6	12.2	5.0
Tax benefit	(5.5)	(4.4)	(1.8)

Share-based compensation expense after income taxes	$9.1	$7.8	$3.2

Effect on:
Basic earnings per share	$0.14	$0.12	$0.05
Diluted earnings per share	$0.14	$0.12	$0.05
As of February 2, 2008, the Company had unrecognized compensation expense related to nonvested awards of approximately $37.0 million, which is expected to be recognized over a weighted average period of 1.2 years.
Note 4 — Exit Costs
During the first quarter of 2007, the Company’s Board of Directors approved a plan to shift to a new distribution model. As part of the plan, the Company intends to open a new distribution center in Brookville, Ohio, which will begin operation in the spring of 2009. This distribution center will be in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. Once both new distribution centers are operating satisfactorily, the Company plans to close its current distribution center in Topeka, Kansas. Total exit costs are currently estimated to be approximately $13 million, consisting of approximately $3 million of non-cash accelerated depreciation expenses, approximately $8 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The exit costs are recorded as costs of sales in the consolidated statements of earnings and are included in the Payless Domestic segment. Actual results could vary from these estimates.
The significant components of the exit costs incurred as of February 2, 2008 are summarized as follows:

	Costs Incurred	Cash Payments	Accrual Balance as
	52 Weeks Ended	52 Weeks Ended	of
(dollars in millions)	February 2, 2008	February 2, 2008	February 2, 2008

Employee severance costs	$5.9	$(0.7)	$5.2
Contract termination	0.8	(0.8)	$—

Accelerated depreciation	2.4

	$9.1	$(1.5)	$5.2

The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed, which is expected to be in spring of 2009.

Note 5 — Discontinued Operations
Payless Domestic
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations for the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007, and the 52 weeks ended January 28, 2006, for Parade and 26 Payless stores closed in connection with the 2004 restructuring plan are classified as discontinued operations within the Payless Domestic segment. Payless stores are considered for discontinued operations disclosure if the nearest store is greater than 10 miles from the closed store. If the nearest store is greater than 10 miles from the store to be closed, the store is generally not expected to realize a migration of significant direct cash inflows as a result of the closure and, consequently, these stores are considered to be discontinued operations. If the nearest store is less than 10 miles from the closed store, the Company generally expects to realize a migration of significant direct cash inflows as a result of the closure and those stores are not reported as discontinued operations. Losses from discontinued operations net of income taxes for the 53 weeks ended February 3, 2007 and 52 weeks ended January 28, 2006 were $0.5 million and $3.7 million, respectively. There was no impact on net earnings related to discontinued operations for the 52 weeks ended February 2, 2008. Additionally, the consolidated balance sheets include the assets of Parade and the 26 Payless closed stores presented as discontinued operations. As of February 2, 2008, current assets of discontinued operations were $0.8 million and current liabilities of discontinued operations were $1.3 million. As of February 3, 2007, current assets of discontinued operations were $1.0 million and current liabilities of discontinued operations were $2.1 million, respectively.
Payless International
During 2006, the Company exited its retail operations in Japan and closed its one store location. In 2004, the Company closed all stores in Peru and Chile. Losses from discontinued operations net of minority interest for the 53 weeks ended February 3, 2007, and 52 weeks ended January 28, 2006, were $2.9 million and $2.3 million, respectively. There was no impact related to discontinued operations on net earnings for the 52 weeks ended February 2, 2008. Additionally, the consolidated balance sheets include the assets of Parade and the 26 Payless closed stores presented as discontinued operations. As of February 3, 2007, current assets of discontinued operations were $0.1 million.

Note 6 — Quarterly Results (Unaudited)
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

(dollars in millions, except per share)	2007
Quarter	First	Second	Third(2)(3)	Fourth (3)	Year

Net sales	$728.6	$699.3	$830.7	$776.8	$3,035.4
Gross margin	268.9	240.6	267.2	214.2	990.9
Net earnings (loss) from continuing operations	39.0	24.7	25.6	(46.6)	42.7
Earnings (loss) from discontinued operations, net of income taxes and minority interest	(0.1)	0.2	(0.1)	—	—
Net earnings (loss)	$38.9	$24.9	$25.5	$(46.6)	$42.7

Basic earnings (loss) per share:(1)
Earnings (loss) from continuing operations	$0.60	$0.38	$0.40	$(0.73)	$0.66
Earnings from discontinued operations	—	0.01	—	—	—

Basic earnings (loss) per share	$0.60	$0.39	$0.40	$(0.73)	$0.66

Diluted earnings (loss) per share:(1)
Earnings (loss) from continuing operations	$0.59	$0.37	$0.39	$(0.73)	$0.65
Earnings from discontinued operations	—	0.01	—	—	—

Diluted earnings (loss) per share	$0.59	$0.38	$0.39	$(0.73)	$0.65

(dollars in millions, except per share)	2006
Quarter	First	Second	Third	Fourth	Year

Net sales	$694.5	$706.1	$703.4	$692.7	$2,796.7
Gross margin	255.8	244.0	241.3	234.6	975.7
Net earnings from continuing operations	36.8	33.0	30.6	25.0	125.4
Loss from discontinued operations, net of income taxes and minority interest	(0.8)	(0.5)	(1.7)	(0.4)	(3.4)
Net earnings	$36.0	$32.5	$28.9	$24.6	122.0

Basic earnings per share:(1)
Earnings from continuing operations	$0.55	$0.50	$0.47	$0.38	$1.90
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	—	(0.05)

Basic earnings per share	$0.54	$0.49	$0.44	$0.38	$1.85

Diluted earnings per share:(1)
Earnings from continuing operations	$0.54	$0.49	$0.46	$0.38	$1.87
Loss from discontinued operations	(0.01)	(0.01)	(0.03)	(0.01)	(0.05)

Diluted earnings per share	$0.53	$0.48	$0.43	$0.37	$1.82

(1)	Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(2)	The company recognized an income tax benefit in the 13 week period ended November 3, 2007 as a result of adjusting the Company’s year-to-date tax provision to reflect the reduced effective tax rate for the year.

(3)	Financial information since August 17, 2007 contains Stride Rite operating results and the related impact of purchase accounting.
Note 7 — Defined Contribution Plans
The Company has two qualified profit sharing plans offered by Payless ShoeSource (“Payless Profit Sharing Plans”) that cover full-time associates who have worked for the Company for 60 days and have attained age 21 or part-time associates who work 1,000 hours or more in a year and have attained age 21. The Payless Profit Sharing Plans are defined contribution plans that provide for Company contributions at the discretion of the Board of Directors. The Company funds at least a minimum guaranteed Company matching contribution of $0.25 per $1.00 contributed by associates. Associate contributions up to 5% of their pay are eligible for the match. The Company has historically contributed 2.5% of Payless pre-tax earnings from continuing operations as defined by the plans. At the discretion of the Board of Directors, the 2007 contribution was determined to be 2.5% of Payless pre-tax earnings from continuing operations excluding 2007 interest expense on debt incurred for the purchase of Stride Rite. Associates may voluntarily contribute to the Company’s profit sharing plans on both a pre-tax and after-tax basis. For 2007, the Company’s contribution is allocated to all associates participating in the Payless Profit Sharing Plans who have worked for the Company for at least six months, if full-time, or one year, if part-time, as of

December 31. Total profit sharing contributions for 2007, 2006 and 2005 were $3.0 million, $4.2 million and $2.7 million, respectively.
Stride Rite also provides a qualified defined contribution plan for its associates. This qualified defined contribution plan enables eligible associates to defer a portion of their salary to be held by the trustees of the plan. The Company makes an additional contribution to the plan equal to a maximum of 100% of the first 6% of salary deferred by each participant. During 2007, the contribution to the plan was $1.1 million.
Note 8 — Pension Plans
The Company has a pension plan that covers a select group of Payless management employees (“Payless Plan”) and a pension plan that covers certain Stride Rite employees (“Stride Rite Plan”).
Payless Plan
The Payless Plan is a nonqualified, supplementary defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan.
Effective January 1, 2008, the Company amended the Payless Plan. The amendment provided the select group of management employees a transition benefit and changed the plan’s benefit formula. The change in the benefit plan did not trigger the recognition of the plan’s unrecognized expense.
Pension expense is based on information provided to an outside actuarial firm that uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually by management for reasonableness. The measurement date used for the 2007 actuarial valuation was January 31, 2008.
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

	Prior to AML Adjustment
	and Adoption of SFAS		Effect of Adopting	As Reported at
(dollars in millions)	158	AML Adjustment	SFAS 158	February 3, 2007

Other assets	$17.8	$1.8	$(3.2)	$16.4
Accrued expenses	188.7	—	1.5	190.2
Other liabilities	120.8	6.9	4.7	132.4
Accumulated other comprehensive income, net of income taxes	$8.4	$(3.1)	$(4.7)	$0.6
The Company incorrectly presented the $4.7 million effect of the transition adjustment as a reduction of 2006 comprehensive income on its Consolidated Statements of Shareowners’ Equity for the year ended February 3, 2007. Subsequently, the Company became aware that the transition provisions of SFAS No. 158 required that this transition adjustment be presented as a direct adjustment to accumulated other comprehensive income rather than as part of comprehensive income for the period. The effect of removing the adoption of SFAS No. 158 from comprehensive income changes reported comprehensive income for 2006 from $110.7 million to $115.4 million. The Company has reflected the restatement of 2006 comprehensive income in the consolidated statement of shareowners’ equity.

Included in accumulated other comprehensive income are the following amounts that have not yet been recognized in net periodic pension cost:

	Unrecognized
	Prior Service	Unrecognized
(dollars in millions)	Cost	Losses/(Gains)	Total AOCI

Reconciliation of accumulated other comprehensive income:
Amount at February 3, 2007	$3.2	$10.3	$13.5
Amortization recognized	(0.5)	(0.6)	(1.1)
New amounts recognized	9.1	(0.5)	8.6

Amount at February 2, 2008	$11.8	$9.2	$21.0

The unrecognized loss and prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during fiscal year 2008 is $0.7 million and $1.6 million, respectively.
The following information provides a summary of the funded status of the plan, amounts recognized in the consolidated balance sheets, and major assumptions used to determine these amounts:

(dollars in millions)	2007	2006

Change in projected benefit obligation:
Obligation at beginning of year	$31.1	$21.5
Service cost	1.0	0.8
Interest cost	1.8	1.3
Plan amendments	9.1	2.3
Actuarial loss (gain)	(0.5)	6.4
Benefits paid	(1.5)	(1.2)

Obligation at end of year	$41.0	$31.1

Assumptions:
Discount rate	6.00%	5.75%
Salary increases	4.0%	3.0%
As the plan is unfunded, the total benefit obligation at the end of each fiscal year is recognized as a liability on the consolidated balance sheet. Of the $41.0 million liability recognized as of February 2, 2008, $2.8 million is recorded in accrued expenses and $38.2 million is recorded in other liabilities. The accumulated benefit obligation as of February 2, 2008 and February 3, 2007 were $37.8 million and $26.4 million, respectively.
Employer contributions and employer benefits paid were $1.5 million in the current year.
The components of net periodic benefit costs for the plan were:

(dollars in millions)	2007	2006

Components of pension expense:
Service cost	$1.0	$0.8
Interest cost	1.8	1.3
Amortization of prior service cost	0.5	0.4
Amortization of actuarial loss	0.6	0.2

Total	$3.9	$2.7

Assumptions:
Discount rate	6.00%	5.75%
Salary increases	4.0%	3.0%

Estimated future benefit payments for the next five years and the aggregate amount for the following five years for this plan are:

(dollars in millions)

2008	$2.8
2009	3.1
2010	9.1
2011	3.6
2012	3.7
2013-2017	20.3
Stride Rite Plan
In connection with the Stride Rite acquisition, the Company acquired a non-contributory defined benefit pension plan covering certain eligible Stride Rite associates. Effective December 31, 2006, Stride Rite stopped the accrual of future benefits for this plan. All retirement benefits that employees earned as of December 31, 2006 were preserved. Certain salaried, management, sales and non-production hourly associates accrued pension benefits based on the associate’s service and compensation. Prior to the freezing of the plan, production associates accrued pension benefits at a fixed unit rate based on service. The prior measurement date of this plan, August 17, 2007, was the date the Company acquired Stride Rite.
Included in accumulated other comprehensive income are the following amounts that have not yet been recognized in net periodic pension cost:

(dollars in millions)	2007

Net transition obligation	$—
Net prior service cost	—
Net loss	3.5

Accumulated other comprehensive loss recognized	$3.5

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about Stride Rite’s defined benefit pension plan. The defined benefit plan is valued using a January 31, 2008 measurement date:

(dollars in millions)	2007

Change in projected benefit obligation:
Obligation at prior measurement date	$68.1
Service cost	—
Interest cost	2.0
Plan amendments	—
Actuarial loss	0.1
Benefits paid	(1.1)

Obligation at end of year	$69.1

Assumptions:
Discount rate	6.50%
Salary increases	n/a
The following table summarizes the change in plan assets:

(dollars in millions)	2007

Fair value of plan assets at prior measurement date	$58.5
Actual return on plan assets	(1.2)
Employer contributions	0.8
Benefits paid	(1.1)

Fair value of plan assets at end of year	$57.0

Funded (underfunded) status at end of year	$(12.1)

The $12.1 million liability recognized as of February 2, 2008 is included in other long-term liabilities on the Consolidated Balance Sheet.

The components of net periodic benefit costs for the plan were:

(dollars in millions)	2007

Service cost	$—
Interest cost	2.0
Expected return on assets	(2.2)

Net periodic benefit cost (income)	$(0.2)

Assumptions:
Discount rate	6.50%
Expected long-term return on plan assets	8.25%
Salary increases	n/a
The accumulated benefit obligation for the plan was:

(dollars in millions)	2007

Projected benefit obligation	$69.1
Accumulated benefit obligation	69.1
Fair value of plan assets	57.0
The Company does not expect any amounts of net loss and prior service cost included in accumulated other comprehensive income to be recognized in net periodic pension cost during fiscal year 2008.
In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the plan’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change expense by approximately $0.4 million. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $0.1 million in the expense. As the result of stopping the accrual of future benefits, a salary growth assumption is no longer applicable.
The long term annualized time-weighted rate of return calculated on the basis of a three year rolling average using market values is expected to be at least 1% higher than the composite benchmark for the plan. Investment managers are evaluated semi-annually against commonly accepted benchmarks to ensure adherence to the stated strategy and that the risk posture assumed is commensurate with the given investment style and objectives.
The Company’s written investment policy for the Stride Rite Plan establishes investment principles and guidelines and defines the procedures that will be used to control, evaluate and monitor the investment practices for the plan. An administrative committee designated by the Board of Directors provides investment oversight for the plan. Stated investment objectives are:
•	Maintain a portfolio of secure assets of appropriate liquidity and diversification that will generate investment returns, combined with expected future contributions, that should be sufficient to maintain the plan’s funded state or improve the funding level of the plan if it is in deficit.

•	To control the long-term costs of the plan by maximizing return on the assets subject to meeting the objectives above.
The plan’s target allocation per the investment policy and weighted average asset allocations by asset category are:

	Target
	Allocation	2007

Domestic equity securities	50% - 56%	49%
International equity securities	10% - 14%	13%
Domestic fixed income securities	32% - 38%	38%

		100%

The portfolio is designed to achieve a balanced return of current income and modest growth of capital, while achieving returns in excess of the rate of inflation over the investment horizon in order to preserve purchasing power of plan assets. All plan assets are required to be invested in liquid securities. While the Company is outside of its target range as of January 31, 2008, it is still within its allowable allocation range set forth by the investment policy.
The Company plans to contribute $6.2 million to this pension plan during the 2008 fiscal year.

Estimated future benefit payments for the next five years and the aggregate amount for the following five years for this plan are:

(dollars in millions)

2008	$2.9
2009	3.1
2010	3.1
2011	3.3
2012	3.5
2013 - 2017	20.6
Note 9 — Income Taxes
Earnings from continuing operations before income taxes and minority interest include the following components:

(dollars in millions)	2007	2006	2005

Domestic	$(39.8)	$78.5	$42.1
Foreign	98.8	91.4	68.2

Total	$59.0	$169.9	$110.3

The provision for income taxes from continuing operations consisted of the following:

(dollars in millions)	2007	2006	2005

Federal	$11.0	$21.2	$6.7
State and local	4.3	3.1	0.7
Foreign	18.4	6.5	9.7

Current tax provision	33.7	30.8	17.1

Federal	(14.7)	0.8	10.2
State and local	(6.1)	(0.1)	0.8
Foreign	(4.3)	8.4	2.7

Deferred tax provision (benefit)	(25.1)	9.1	13.7

Total provision	$8.6	$39.9	$30.8

The reconciliation between the statutory federal income tax rate and the effective income tax rate as applied to continuing operations was as follows:

(dollars in millions)	2007		2006		2005

Statutory federal income tax rate	35.0%	$20.6	35.0%	$59.4	35.0%	$38.6
State and local income taxes, net of federal tax benefit	(1.9)	(1.1)	1.8	3.0	1.4	1.5
Rate differential on foreign earnings, net of valuation allowance	(17.1)	(10.1)	(5.6)	(9.4)	(2.5)	(2.8)
Repatriation of foreign earnings	—	—	—	—	1.3	1.4
Decrease in excess tax reserves	—	—	(8.7)	(14.7)	(5.3)	(5.9)
Federal employment tax credits	(3.1)	(1.8)	(0.8)	(1.3)	(1.0)	(1.1)
Nondeductible executive compensation	2.9	1.7	—	—	—	—
Other, net	(1.2)	(0.7)	1.8	2.9	(1.0)	(0.9)

Effective income tax rate	14.6%	$8.6	23.5%	$39.9	27.9%	$30.8

The Company’s effective tax rates have differed from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate, the benefit of jurisdictional and employment tax credits, favorable adjustments to its income tax reserves due primarily to favorable settlements of examinations by taxing authorities, the impact of repatriating earnings from offshore and the on-going implementation of tax efficient business initiatives.
The Company adopted the provisions of Financial Accounting Standards Board, (“FASB”) interpretation No 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on February 4, 2007. In accordance with the recognition standards established by FIN 48, the Company performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates. As a result of the Company’s review, the Company adjusted the carrying amount of the liability for unrecognized tax benefits resulting in a reduction to retained earnings of $11.2 million. Upon adoption, the Company also recorded an increase to deferred tax assets of $4.2 million, an increase to other liabilities of $34.2 million, a reduction to accrued expenses of $18.0 million, and a reduction to minority interest of $0.9 million.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at February 4, 2007	$29.7
Increases in tax positions for prior years	4.2
Increases in tax positions for current year	17.0
Settlements	(0.6)
Lapse in statute of limitations	(0.5)

Gross unrecognized tax benefits at February 2, 2008	$49.8

As of February 4, 2007, the gross liabilities for unrecognized tax benefits and the related interest and penalties total $34.8 million.
The portion of the unrecognized tax benefits which will favorably impact the effective tax rate if recognized is $37.8 million. The portion of the unrecognized tax benefits which will reduce the carrying amount of goodwill if recognized is $3.8 million.
Interest and penalties related to unrecognized tax benefits are included in provision for income taxes in the consolidated statements of earnings. The amount of accrued interest and penalties as of February 2, 2008 reflected in our consolidated balance sheet is $6.4 million. The provision for income taxes in our consolidated statements of earnings for 2007 includes gross interest and penalties of $1.1 million.
The U.S. federal income tax returns of Payless have been examined by the Internal Revenue Service through 2004. The U.S. federal income tax returns of Stride Rite have been examined by the Internal Revenue Service through the tax year ended November 2003. With limited exception, the Company is no longer subject to audits of its state and foreign income tax returns for years prior to 2002. The Company has various state and foreign income tax returns in the process of examination or administrative appeal. To the extent that these matters conclude, it is reasonably possible that the amount of our unrecognized tax benefits will increase or decrease. With the exception of a reduction in the unrecognized tax benefit of $0.9 million related to a recent ruling from a taxing authority, the Company does not expect resolution of these matters to result in significant changes during the next twelve months.
Major components of deferred tax assets (liabilities) were as follows:

(dollars in millions)	2007	2006

Deferred Tax Assets:
Accrued expenses and reserves	$93.4	$49.4
Tax net operating losses and tax credits	17.6	16.6
Other	9.0	1.3

Gross deferred tax assets	120.0	67.3
Less: valuation allowance	(5.8)	(6.7)

Deferred tax assets	$114.2	$60.6

Deferred Tax Liabilities:
Short term assets basis differences	$(8.4)	$(9.6)
Depreciation/amortization and basis differences	(194.8)	(7.3)
Other	(6.3)	(0.2)

Deferred Tax Liabilities	(209.5)	(17.1)

Net deferred tax (liability) asset	$(95.3)	$43.5

The deferred tax assets and (liabilities) are included on the consolidated balance sheets as follows:

(dollars in millions)	2007	2006

Current deferred income taxes	$23.8	$15.6
Deferred income tax assets (noncurrent)	1.5	37.7
Accrued expenses	(7.7)	(9.6)
Deferred income tax liability (noncurrent)	(112.9)	(0.2)

	$(95.3)	$43.5

During 2007, the Company recorded an increase to its deferred tax assets, related to items of other comprehensive income, of $13.7 million, net of translation adjustments of $1.7 million. An overall net deferred tax liability of $180.1 million was recorded in connection with the acquisition of the Stride Rite Corporation in 2007.
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
At February 2, 2008, deferred tax assets for state and foreign net operating loss carryforwards are $6.8 million, less a valuation allowance of $0.5 million. The net operating losses related to recorded assets will expire as follows: $1.5 million in 2010 through 2011, and $4.8 million by 2026. Federal foreign tax credit carryforwards are $1.6 million and state income tax credit carryforwards are $9.2 million, less a valuation allowance of $5.1 million. The tax credit carryforwards related to the recorded assets expire as follows: $1.3 million by 2013, $1.6 million in 2017 and $2.8 million may be carried forward indefinitely. The remaining $0.2 million of our total valuation allowance of $5.8 million relates to other deferred tax assets in a Latin American country that does not have a history of earnings.
The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s Chief Executive Officer and approved by its Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well. During 2005, the Company’s Chief Executive Officer established domestic reinvestment plans which were approved by the Board of Directors. Pursuant to the plans, the Company repatriated $85.0 million from foreign subsidiaries during 2005. The repatriation resulted in recognition of income tax expense of $1.4 million in 2005. As of February 2, 2008, the Company has not provided tax on its cumulative undistributed earnings of foreign subsidiaries of approximately $32 million, because it is the Company’s intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and the calculation is not practicable. If earnings were distributed, the Company would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. The Company anticipates that earnings would not be repatriated unless it was tax efficient to do so.

Note 10 — Earnings Per Share
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled stock appreciation rights and nonvested shares. Earnings per share has been computed as follows:

(dollars in millions, except per share amounts; shares in thousands)	2007	2006	2005

Net earnings from continuing operations	$42.7	$125.4	$76.5

Weighted average shares outstanding — basic	64,504	65,894	67,520
Net effect of dilutive stock options	643	952	306
Net effect of dilutive SAR’s	50	6	—
Dilutive shares due to nonvested shares	190	122	28

Weighted average shares outstanding — diluted	65,387	66,974	67,854

Basic earnings per share from continuing operations	$0.66	$1.90	$1.13
Diluted earnings per share from continuing operations	$0.65	$1.87	$1.13
The Company uses the treasury stock method for calculating the dilutive effect of employee stock options, stock-settled SAR’s and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and stock-settled SAR’s and the vesting of nonvested shares. The Company excluded approximately 2.3 million stock options and stock-settled SAR’s from the calculation of diluted earnings per share for the 52 weeks ended February 2, 2008 as their effects were antidilutive. There were no stock options or stock-settled stock appreciation rights excluded from the calculation of diluted earnings per share for the 53 weeks ended February 3, 2007. The Company excluded approximately 1.4 million stock options from the calculation of diluted earnings per share for the 52 weeks ended January 28, 2006 as their effects were antidilutive.

Note 11 — Intangible Assets
The following is a summary of the Company’s intangible assets:

(dollars in millions)	2007	2006

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$69.9	$67.2
Less: accumulated amortization	(54.7)	(54.4)

Carrying amount, end of period	15.2	12.8

Customer relationships:
Gross carrying amount	73.7	—
Less: accumulated amortization	(5.9)	—

Carrying amount, end of period	67.8	—

Trademarks and other intangible assets:
Gross carrying amount	20.7	0.1
Less: accumulated amortization	(3.5)	—

Carrying amount, end of period	17.2	0.1

Total carrying amount of intangible assets subject to amortization	100.2	12.9

Indefinite-lived trademarks	459.3	26.7

Total intangible assets	$559.5	$39.6

The estimated useful life for each class of intangible assets is as follows:

Favorable lease rights	A weighted-average period of 11 years. Favorable lease rights are amortized over the term of the underlying lease, including renewal options in instances where failure to exercise renewals would result in an economic penalty.
Trademarks and other intangible assets	0.75 to 10 years
Customer relationships	8 years
Customer relationships are amortized on an accelerated basis. All other intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense on intangible assets is as follows:

(dollars in millions)	2007	2006	2005

Amortization expense on intangible assets	$12.6	$ 3.2	$3.4
The Company expects amortization expense for the next five years to be as follows (in millions):

Year	Amount

2008	$21.7
2009	19.2
2010	15.2
2011	12.2
2012	9.9
Note 12 — Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. We do not amortize goodwill but test it for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.
The changes in the carrying amount of goodwill, by reporting segment, for the year ended February 2, 2008, are as follows:

	Payless		Stride Rite
(dollars in millions)	Domestic	Stride Rite Retail	Wholesale	Consolidated

Balance as of February 3, 2007	$5.9	$—	$—	$5.9
Goodwill acquired during the year	34.3	42.0	238.8	315.1

Balance as of February 2, 2008	$40.2	$42.0	$238.8	$321.0

Note 13 — Accrued Expenses and Other Liabilities
Major components of accrued expenses included:

(dollars in millions)	2007	2006

Profit sharing, bonus and salaries	$46.8	$68.3
Sales, use and other taxes	31.8	34.3
Income taxes	15.3	26.6
Accrued construction in process	17.7	17.7
Other accrued expenses	91.9	43.3

Total	$203.5	$190.2

Major components of other liabilities included:

(dollars in millions)	2007	2006

Gross unrecognized tax benefits	$49.8	$—
Pension plan	50.3	29.6
Accrued step rent	29.5	24.6
Deferred tenant improvement allowances, net	28.0	26.1
Derivative liability	23.5	—
Worker’s compensation and general liability insurance reserves	19.9	16.3
Other liabilities	53.2	35.8

Total	$254.2	$132.4

Note 14 — Long-term Debt
Long-term debt and capital-lease obligations were:

(dollars in millions)	2007	2006

Term loan facility	$723.2	$—
Senior subordinated notes*	197.8	197.6
Capital-lease obligations	1.3	0.5
Other	—	4.0

Total debt	922.3	202.1
Less: current maturities of long-term debt	7.4	0.4

Long-term debt	$914.9	$201.7

Future debt maturities as of February 2, 2008 are as follows:

	Senior			Capital
	Subordinated		Term Loan	Lease
Year	Notes		Facility	Obligations	Total

2008	$—		$7.3	$0.1	$7.4
2009	—		7.3	0.1	7.4
2010	—		7.3	0.1	7.4
2011	—		7.3	0.1	7.4
2012	—		7.3	0.1	7.4
Thereafter	200.0	*	686.7	0.8	887.5

Total	$200.0		$723.2	$1.3	$924.5

*	At February 2, 2008, the $200 million of 8.25% Senior Subordinated Notes are recorded at $197.8 million (net of $2.2 million discount). At February 3, 2007, the notes were recorded at $197.6 million (net of $2.4 million discount).

On August 17, 2007, the Company entered into a $725 million term loan (the “Term Loan Facility”) and a $350 million Amended and Restated Loan and Guaranty Agreement (the “Revolving Loan Facility” and collectively with the Term Loan Facility, the “Loan Facilities”). The Loan Facilities rank pari passu in right of payment and have the lien priorities specified in an intercreditor agreement executed by the administrative agent to the Term Loan Facility and the administrative agent to the Revolving Loan Facility. The Loan Facilities are senior secured loans guaranteed by substantially all of the assets of the borrower and the guarantors, with the Revolving Facility having first priority in accounts receivable, inventory and certain related assets and the Term Loan Facility having first priority in substantially all of the borrower’s and the guarantors’ remaining assets, including intellectual property, the capital stock of each domestic subsidiary, any intercompany notes owned by the Borrower and the guarantors, and 66% of the stock of non-U.S. subsidiaries directly owned by borrower or a guarantor.
The Revolving Loan Facility matures on August 17, 2012. The Revolving Loan Facility bears interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels and commitment fee payable on the unborrowed balance of 0.25%. The Revolving Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of February 2, 2008, the Company was in compliance with all covenants. The facility will be available as needed for general corporate purposes. The variable interest rate including the applicable variable margin at February 2, 2008, was 3.97%. No amounts were drawn on the Revolving Loan Facility as of February 2, 2008. Based on the Company’s current borrowing base, the Company may borrow up to $296.2 million under its Revolving Loan Facility, less $25.8 million in outstanding letters of credit as of February 2, 2008.
The Term Loan Facility matures on August 17, 2014. The Term Loan Facility amortizes quarterly in annual amounts of 1.0% of the original amount, with the final installment payable on the maturity date. The Term Loan Agreement provides for mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction so long as the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0:1.0. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans. The Term Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of February 2, 2008, the Company was in compliance with all covenants.
On August 17, 2007, as part of the Stride Rite acquisition, the Company acquired and immediately repaid $46.0 million in Stride Rite debt.
In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of February 2, 2008, the Company was in compliance with all covenants. As of February 2, 2008, the fair value of the Notes was $188.3 million based on recent trading activity of the Notes. On or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2008	104.125%
2009	102.750%
2010	101.375%
2011 and thereafter	100.000%

Note 15 — Lease Obligations
Rental expense for the Company’s operating leases consisted of:

(dollars in millions)	2007	2006	2005

Minimum rentals	$290.6	$270.6	$264.2
Contingent rentals based on sales	7.2	7.1	7.0

Real property rentals	297.8	277.7	271.2
Equipment rentals	2.5	0.3	0.3

Total	$300.3	$278.0	$271.5

Most store lease agreements contain renewal options and include escalating rents over the lease terms. Certain leases provide for contingent rentals based upon gross sales. Cumulative expense recognized on the straight-line basis in excess of cumulative payments is included in accrued expenses and other liabilities on the accompanying consolidated balance sheets. Certain of the lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of straight-line rent expense includes renewal option periods. Also, landlord-provided tenant improvement allowances are recorded as a liability and amortized as a credit to rent expense.
Future minimum lease payments under non-cancelable lease obligations as of February 2, 2008, were as follows:

	Capital	Operating
(dollars in millions)	Leases	Leases	Total

2008	$0.1	$295.9	$296.0
2009	0.1	262.2	262.3
2010	0.1	221.4	221.5
2011	0.1	183.6	183.7
2012	0.1	145.8	145.9
2013 and thereafter	0.8	358.7	359.5

Minimum lease payments	$1.3	$1,467.6	$1,468.9

Less: imputed interest component	—

Present value of net minimum lease payments included in current liabilities	$1.3

At February 2, 2008, the total amount of minimum rentals to be received in the future under non-cancelable subleases was $14.9 million.
Note 16 — Common Stock Repurchases
The Company has repurchased the following:

	2007		2006		2005
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares	Dollars	Shares

Stock repurchase program	$47.1	2,387	$128.4	4,960	$70.4	3,234
Employee stock purchase, deferred compensation and stock incentive plans	1.3	51	0.9	34	0.8	45

	$48.4	2,438	$129.3	4,994	$71.2	3,279

As of February 2, 2008, we had approximately $204.8 million of remaining common stock repurchase authorization from our Board of Directors. Under the indenture governing our 8.25% Senior Subordinated Notes, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
Note 17 — Derivatives
The Company has entered into an interest rate swap arrangement for $540 million to hedge a portion of its variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. This derivative instrument is designated as a cash flow hedge for accounting purposes and the change in the fair value of this instrument is recorded as a component of accumulated other comprehensive income. There was no ineffectiveness in 2007 related to this derivative instrument.
As of February 2, 2008, the Company has recorded $23.5 million in other long term liabilities, with the offsetting amounts of $14.3 million and $9.2 million recorded to accumulated other comprehensive income and deferred tax assets, respectively, related to the fair value of the interest rate swap. Realized gains or losses on the hedging instrument occur when a portion of the hedge settles or if it is probable that the forecasted transaction will not occur. Realized gains and losses are classified in Interest Expense. For the 52 weeks ended February 2, 2008, the Company has realized gains of $0.5 million. Approximately $7.9 million of the fair value of the interest rate swap in other long term liabilities is expected to be recognized in earnings during the next 12 months.
Note 18 — Commitments and Contingencies
As of February 2, 2008, the Company has $101.8 million of royalty obligations consisting of minimum royalty payments for the purchase of branded merchandise, $79.1 million of all future estimated pension obligations related to the Company’s pension plans, $7.0 million of intangible asset obligations related to trademark purchases, $10.3 million of service agreement obligations relating to minimum payments for services that the Company cannot avoid without penalty, $12.5 million of employment agreement obligations related to minimum payments to certain of the Company’s executives and $16.3 million of employee severance obligations related to payments to certain of the Company’s employees.
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which any of its property is subject. Legal fees associated with pending legal proceedings are expensed when incurred.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. The Company has filed an answer. The case is currently assigned to Judge George P. Schiavelli who, on January 14, 2008, set the case for trial on July 8, 2008, with a pretrial conference set for June 2, 2008. On October 12, 2006, the Company filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. The Company moved to dismiss the California action filed by St. Paul, which was granted on February 12, 2007. On November 2, 2006, St. Paul removed the action from state court to the U.S. District Court for the District of Kansas. Also, on November 2, 2006, St. Paul moved to transfer the Kansas action to the U.S. District Court for the Central District of California, which was denied on January 10, 2007. On January 23, 2007, St. Paul filed a motion to stay the Kansas Action until the underlying lawsuit is resolved, which was granted on March 2, 2007. The Company believes it has meritorious defenses to the claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of the loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company has filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, the plaintiff appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. By Order dated July 9, 2007, the case was assigned to a new judge for trial who subsequently set the pretrial conference for April 1, 2008 and a 14-day trial beginning April 8, 2008. On December 21, 2007, the District Court entered an Order granting, in part, adidas’ summary judgment motion and dismissing several of the Company’s affirmative defenses including laches, waiver and estoppel. In that same order, the District Court denied several of the Company’s summary judgment motions, although the judge did dismiss adidas’ state law trademark dilution claims. On February 4, 2008, the Company filed (with the Court’s permission) a motion to reconsider the District Court’s summary judgment rulings dismissing the Company’s laches, waiver and estoppel defenses. The District Court requested additional briefing on Company’s motion and will decide the motion without a hearing. The Company believes it has meritorious defenses to claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. In the ITC investigation, Crocs seeks an order and injunction prohibiting any of the respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the Administrative Law Judge entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the Administrative Law Judge entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the Administrative Law Judge from September 7-14, 2007, and all post-hearing briefings have been completed. The deadline for an initial determination by the Administrative Law Judge is April 11, 2008, while the target date for completion of the investigation is August 11, 2008. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and have filed an answer. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Note 19 — Segment Reporting
Prior to the acquisition of Stride Rite, the Company managed its business in two reporting segments: Payless Domestic and Payless International. In the third quarter of 2007, as a result of the acquisition of Stride Rite, the Company added two additional reporting segments. The Company now has four reporting segments: (i) Payless Domestic, (ii) Payless International, (iii) Stride Rite Retail and (iv) Stride Rite Wholesale. The Company has defined its reporting segments as follows:
•	The Payless Domestic reporting segment is comprised primarily of domestic retail stores under the Payless ShoeSource name, the Company’s sourcing unit and Collective Licensing.

•	The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands.

•	The Stride Rite Retail reporting segment consists of Stride Rite’s retail stores and outlet stores.

•	The Stride Rite Wholesale reporting segment consists of Stride Rite’s global wholesale operations.
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. The total costs and fees amounted to $31.1 million, $24.1 million and $18.1 million during 2007, 2006 and 2005, respectively.
The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

	Payless	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	International	Retail	Wholesale	Consolidated

Fiscal year ended February 2, 2008
Revenues from external customers	$2,298.4	$427.0	$94.9	$215.1	$3,035.4
Operating profit (loss) from continuing operations	82.2	52.0	(15.4)	(27.5)	91.3
Interest expense	45.9	0.8	—	—	46.7
Interest income	(10.5)	(3.6)	—	(0.3)	(14.4)

Earnings (loss) from continuing operations before taxes and minority interest	$46.8	$54.8	$(15.4)	$(27.2)	$59.0
Depreciation and amortization	$88.4	$15.1	$2.9	$10.9	$117.3
Total assets	$1,118.9	$173.8	$98.0	$1,024.5	$2,415.2
Operating segment long-lived assets	$450.8	$64.0	$27.6	$52.6	$595.0
Additions to long-lived assets	$167.4	$17.0	$3.3	$1.7	$189.4

Fiscal year ended February 3, 2007
Revenues from external customers	$2,395.2	$401.5	$—	$—	$2,796.7
Operating profit from continuing operations	115.9	50.5	—	—	166.4
Interest expense	18.2	1.0	—	—	19.2
Interest income	(20.7)	(2.0)	—	—	(22.7)

Earnings from continuing operations before taxes and minority interest	$118.4	$51.5	$—	$—	$169.9
Depreciation and amortization	$75.4	$14.2	$—	$—	$89.6
Total assets	$1,232.4	$195.0	$—	$—	$1,427.4
Operating segment long-lived assets	$424.5	$58.6	$—	$—	$483.1
Additions to long-lived assets	$146.4	$12.7	$—	$—	$159.1

Fiscal year ended January 28, 2006
Revenues from external customers	$2,306.0	$359.7	$—	$—	$2,665.7
Operating profit from continuing operations	83.4	34.3	—	—	117.7
Interest expense	18.6	1.1	—	—	19.7
Interest income	(10.9)	(1.4)	—	—	(12.3)

Earnings from continuing operations before taxes and minority interest	$75.7	$34.6	$—	$—	$110.3
Depreciation and amortization	$77.6	$14.0	$—	$—	$91.6
Total assets	$1,157.5	$157.0	$—	$—	$1,314.5
Operating segment long-lived assets	$368.0	$64.5	$—	$—	$432.5
Additions to long-lived assets	$54.3	$5.3	$—	$—	$59.6
The following is a summary of revenue from external customers by geographical area:

(dollars in millions)	2007	2006	2005

Domestic	$2,555.8	$2,395.2	$2,306.0
International	479.6	401.5	359.7
The following is a summary of long-lived assets by geographical area:

(dollars in millions)	2007	2006	2005

Domestic	$528.3	$424.5	$368.0
International	66.7	58.6	64.5
Note 20 — Shareowner Protection Rights Agreement
The Company has adopted a Stockholder Protection Rights Agreement (the “Plan”) which provides for a dividend of one right (“Right”) for each outstanding share of the Company’s common stock. The Rights are separated by and traded with the Company’s common stock. There are no separate certificates or markets for the Rights, and the Rights will expire on or before May 21, 2008. No Rights were exercised under the Plan in fiscal 2007.
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
Note 21 — Environmental Liability
In connection with the Stride Rite acquisition, the Company acquired a distribution facility with a related environmental liability. The liability as of February 2, 2008 was $6.5 million, $1.0 million of which was included as an accrued expense and $5.5 million of which was included in other long-term liabilities in the accompanying consolidated balance sheet. The assessment of the liability and the associated costs were an estimate based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. As of February 2, 2008, the estimated costs to address these environmental conditions ranged from $4.4 million to $8.8 million, including $0.9 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions. Any changes to the estimated liability will be finalized as necessary, up to one year after the acquisition of Stride Rite’s closing date, when information that is known to be available or obtainable is obtained. Any changes to the liability within one year of this acquisition’s closing date will impact goodwill for this transaction.
Note 22 — Asset Retirement Obligations
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
Note 23 — Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”. FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact the adoption of SFAS No. 157 will have on its Consolidated Financial Statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS

No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the impact of this adoption will have a material effect on its Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The provisions of SFAS No. 141(R) will only impact the Company if it is party to a business combination after the pronouncement has been adopted.
In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements” (an Amendment of Accounting Research Bulletin (“ARB 51”))”. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its Consolidated Financial Statements.
Note 24 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions at end of 2007 and 2006 were $9.0 million and $7.9 million, respectively. Total borrowings from the Company’s Latin American partners were $4.0 million as of the end of 2006. There were no borrowings as of the end of 2007. In addition, the Company recorded interest expense of $0.1 million, $0.2 million and $0.3 million during 2007, 2006 and 2005, respectively, related to these borrowings.
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
Note 25 — Subsidiary Guarantors of Senior Notes — Consolidating Financial Information
The Company has issued Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Collective Brands, Inc. and subsidiaries for the 52 week period ended February 2, 2008, the 53 week period ended February 3, 2007, and the 52 week period ended January 28, 2006, condensed balanced sheets as of February 2, 2008, and February 3, 2007, and the condensed statements of cash flows for the 52 week period ended February 2, 2008, the 53 week period ended February 3, 2007, and the 52 week period ended January 28, 2006. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent in Other Assets.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(dollars in millions)

	52 Weeks Ended February 2, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,708.9	$1,017.6	$(691.1)	$3,035.4
Cost of sales	—	1,938.6	752.3	(646.4)	2,044.5

Gross margin	—	770.3	265.3	(44.7)	990.9
Selling, general and administrative expenses	1.4	767.0	175.7	(44.7)	899.4
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(1.4)	3.1	89.6	—	91.3
Interest expense	37.3	29.1	1.1	(20.8)	46.7
Interest income	—	(29.2)	(6.0)	20.8	(14.4)
Equity in earnings of subsidiaries	(67.7)	(73.4)	—	141.1	—

Earnings from continuing operations before income taxes and minority interest	29.0	76.6	94.5	(141.1)	59.0
(Benefit) / provision for income taxes	(13.7)	8.9	13.4	—	8.6

Earnings from continuing operations before minority interest	42.7	67.7	81.1	(141.1)	50.4
Minority interest, net of income taxes	—	—	(7.7)	—	(7.7)

Net earnings	$42.7	$67.7	$73.4	$(141.1)	$42.7

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(dollars in millions)

	53 Weeks Ended February 3, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,522.6	$872.8	$(598.7)	$2,796.7
Cost of sales	—	1,732.4	674.5	(585.9)	1,821.0

Gross margin	—	790.2	198.3	(12.8)	975.7
Selling, general and administrative expenses	4.5	706.3	110.5	(12.8)	808.5
Restructuring charges	—	0.8	—	—	0.8

Operating (loss) profit from continuing operations	(4.5)	83.1	87.8	—	166.4
Interest expense	39.0	1.2	1.0	(22.0)	19.2
Interest income	—	(41.6)	(3.1)	22.0	(22.7)
Equity in earnings of subsidiaries	(151.3)	(67.4)	—	218.7	—

Earnings from continuing operations before income taxes and minority interest	107.8	190.9	89.9	(218.7)	169.9
(Benefit) / provision for income taxes	(14.2)	39.1	15.0	—	39.9

Earnings from continuing operations before minority interest	122.0	151.8	74.9	(218.7)	130.0

Minority interest, net of income taxes	—	—	(4.6)	—	(4.6)
Net earnings from continuing operations	122.0	151.8	70.3	(218.7)	125.4
Loss from discontinued operations, net of income taxes and minority interest	—	(0.5)	(2.9)	—	(3.4)

Net earnings	$122.0	$151.3	$67.4	$(218.7)	$122.0

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(dollars in millions)

	52 Weeks Ended January 28, 2006
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,424.0	$722.5	$(480.8)	$2,665.7
Cost of sales	—	1,687.4	560.4	(470.7)	1,777.1

Gross margin	—	736.6	162.1	(10.1)	888.6
Selling, general and administrative expenses	4.6	673.5	99.1	(10.1)	767.1
Restructuring charges	—	4.1	(0.3)	—	3.8

Operating (loss) profit from continuing operations	(4.6)	59.0	63.3	—	117.7
Interest expense	32.0	1.5	1.1	(14.9)	19.7
Interest income	—	(24.7)	(2.5)	14.9	(12.3)
Equity in earnings of subsidiaries	(91.1)	(44.4)	—	135.5	—

Earnings from continuing operations before income taxes and minority interest	54.5	126.6	64.7	(135.5)	110.3
(Benefit) / provision for income taxes	(11.9)	28.0	14.7	—	30.8

Earnings from continuing operations before minority interest	66.4	98.6	50.0	(135.5)	79.5
Minority interest, net of income taxes	—	—	(3.0)	—	(3.0)

Net earnings from continuing operations	66.4	98.6	47.0	(135.5)	76.5
Loss from discontinued operations, net of income taxes and minority interest	—	(3.7)	(2.3)	—	(6.0)

Net earnings before cumulative effect of change in accounting principle	66.4	94.9	44.7	(135.5)	70.5
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	(3.8)	(0.3)	—	(4.1)

Net earnings	$66.4	$91.1	$44.4	$(135.5)	$66.4

CONDENSED CONSOLIDATING BALANCE SHEET
As of February 2, 2008
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$69.5	$163.0	$—	$232.5
Accounts receivable, net	—	81.5	7.9	(3.3)	86.1
Inventories	—	397.5	76.1	(3.5)	470.1
Current deferred income taxes	—	21.0	2.8	—	23.8
Prepaid expenses	—	85.7	7.7	—	93.4
Other current assets	55.8	290.5	151.9	(466.7)	31.5
Current assets of discontinued operations	—	0.8	—	—	0.8

Total current assets	55.8	946.5	409.4	(473.5)	938.2

Property and Equipment:
Land	—	9.3	—	—	9.3
Property, buildings and equipment	—	1,263.4	176.7	—	1,440.1
Accumulated depreciation and amortization	—	(788.3)	(110.1)	—	(898.4)

Property and equipment, net	—	484.4	66.6	—	551.0
Intangible assets, net	—	532.4	27.1	—	559.5
Goodwill	—	182.9	138.1	—	321.0
Deferred income taxes	—	—	1.5	—	1.5
Other assets	1,366.3	698.7	1.6	(2,022.6)	44.0

Total Assets	$1,422.1	$2,844.9	$644.3	$(2,496.1)	$2,415.2

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.4	$—	$—	$7.4
Accounts payable	—	132.5	183.2	(114.8)	200.9
Accrued expenses	235.8	290.1	36.3	(358.7)	203.5
Current liabilities of discontinued operations	—	1.3	—	—	1.3

Total current liabilities	235.8	431.3	219.5	(473.5)	413.1

Long-term debt	481.0	715.9	11.1	(293.1)	914.9
Deferred income taxes	—	111.4	1.5	—	112.9
Other liabilities	2.4	233.5	18.8	(0.5)	254.2
Minority interest	—	—	17.2	—	17.2
Commitments and contingencies
Total shareowners’ equity	702.9	1,352.8	376.2	(1,729.0)	702.9

Total Liabilities and Shareowners’ Equity	$1,422.1	$2,844.9	$644.3	$(2,496.1)	$2,415.2

CONDENSED CONSOLIDATING BALANCE SHEET
As of February 3, 2007
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$239.4	$132.0	$—	$371.4
Short-term investments	—	90.0	—	—	90.0
Restricted cash	—	—	2.0	—	2.0
Accounts receivable, net	—	3.5	0.3	—	3.8
Inventories	—	282.8	83.5	(4.4)	361.9
Current deferred income taxes	—	13.2	2.4	—	15.6
Prepaid expenses	0.6	40.2	5.7	—	46.5
Other current assets	42.3	11.8	57.6	(97.4)	14.3
Current assets of discontinued operations	—	1.0	0.1	—	1.1

Total current assets	42.9	681.9	283.6	(101.8)	906.6

Property and Equipment:
Land	—	6.6	—	—	6.6
Property, buildings and equipment	—	1,096.7	148.4	—	1,245.1
Accumulated depreciation and amortization	—	(741.4)	(89.1)	—	(830.5)

Property and equipment, net	—	361.9	59.3	—	421.2

Intangible assets, net	—	39.6	—	—	39.6
Goodwill	—	5.9	—	—	5.9
Deferred income taxes	—	31.3	6.4	—	37.7
Other assets	1,315.4	460.2	1.3	(1,760.5)	16.4

Total Assets	$1,358.3	$1,580.8	$350.6	$(1,862.3)	$1,427.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	146.6	59.5	(20.5)	185.6
Accrued expenses	175.4	32.3	63.8	(81.3)	190.2
Current liabilities of discontinued operations	—	2.1	—	—	2.1

Total current liabilities	175.4	181.4	125.3	(101.8)	380.3

Long-term debt	480.7	0.1	4.0	(283.1)	201.7
Deferred income taxes	—	—	0.2	—	0.2
Other liabilities	2.1	115.2	15.1	—	132.4
Minority interest	—	—	12.7	—	12.7
Commitments and contingencies
Total shareowners’ equity	700.1	1,284.1	193.3	(1,477.4)	700.1

Total Liabilities and Shareowners’ Equity	$1,358.3	$1,580.8	$350.6	$(1,862.3)	$1,427.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 52 Weeks Ended February 2, 2008
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$42.7	$67.7	$73.4	$(141.1)	$42.7
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	6.1	1.1	—	7.2
Depreciation and amortization	1.9	93.0	22.4	—	117.3
Provision for losses on accounts receivable	—	0.9	0.6	—	1.5
Share-based compensation expense	—	14.9	(0.3)	—	14.6
Deferred income taxes	—	(21.9)	(3.2)	—	(25.1)
Minority interest, net of income taxes	—	—	7.7	—	7.7
Income tax benefit from share-based compensation	—	2.6	—	—	2.6
Excess tax benefit from share-based compensation	—	(2.4)	—	—	(2.4)
Interest income on held-to-maturity investments	—	(0.6)	—	—	(0.6)
Changes in working capital:
Accounts receivable, net	—	5.0	4.4	3.3	12.7
Inventories	—	55.9	25.6	(0.9)	80.6
Prepaid expenses and other current assets	(12.9)	(27.3)	(96.7)	113.4	(23.5)
Accounts payable	—	(79.1)	131.4	(94.3)	(42.0)
Accrued expenses	60.4	(40.7)	(28.9)	(21.5)	(30.7)
Other assets and liabilities, net	(52.4)	22.3	(83.7)	144.5	30.7
Net cash (used in) provided by discontinued operations	—	(0.6)	0.1	—	(0.5)

Cash flow provided by operating activities	39.7	95.8	53.9	3.4	192.8

Investing Activities:
Capital expenditures	—	(150.3)	(17.1)		(167.4)
Restricted cash	—	—	2.0	—	2.0
Proceeds from sale of property and equipment	—	2.9	—	—	2.9
Intangible asset additions	—	—	(0.6)	—	(0.6)
Purchases of investments	—	(6.1)	—	—	(6.1)
Sales and maturities of investments	—	96.7	—	—	96.7
Acquisition of businesses, net of cash acquired	—	(888.7)	11.0	—	(877.7)

Cash flow used in investing activities	—	(945.5)	(4.7)	—	(950.2)

Financing Activities:
Repayment of notes payable	—	—	(2.0)	—	(2.0)
Issuance of debt	—	725.0	24.4	(24.4)	725.0
Repayment of debt	—	(78.7)	—	23.4	(55.3)
Payment of deferred financing costs	—	(12.7)	—	—	(12.7)
Issuances of common stock	8.7	—	—	—	8.7
Purchases of common stock	(48.4)	—	—	—	(48.4)
Excess tax benefit from share-based compensation	—	2.4	—	—	2.4
Contributions by minority owners	—	—	2.4	(2.4)	—
Distributions to minority owners	—	—	(2.4)	—	(2.4)
Dividends to parent	—	43.8	(43.8)	—	—

Cash flow (used in) provided by financing activities	(39.7)	679.8	(21.4)	(3.4)	615.3
Effect of exchange rate changes on cash	—	—	3.2	—	3.2

(Decrease)/increase in cash and cash equivalents	—	(169.9)	31.0	—	(138.9)
Cash and cash equivalents, beginning of year	—	239.4	132.0	—	371.4

Cash and cash equivalents, end of year	$—	$69.5	$163.0	$—	$232.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 53 Weeks Ended February 3, 2007
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$122.0	$151.3	$67.4	$(218.7)	$122.0
Loss from discontinued operations, net of income taxes and minority interest	—	0.5	2.9	—	3.4
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	8.7	1.6	—	10.3
Depreciation and amortization	0.9	74.3	14.4	—	89.6
Share-based compensation expense	—	11.0	1.2	—	12.2
Deferred income taxes	—	(1.4)	10.5	—	9.1
Minority interest, net of income taxes	—	—	4.6	—	4.6
Income tax benefit from share-based compensation	—	8.6	—	—	8.6
Excess tax benefit from share-based compensation	—	(8.0)	—	—	(8.0)
Interest income on held-to-maturity investments	—	(3.6)	—	—	(3.6)
Changes in working capital:
Accounts receivable, net	—	0.2	(0.2)	—	—
Inventories	—	(11.5)	(20.1)	1.8	(29.8)
Prepaid expenses and other current assets	(14.2)	23.8	(32.7)	14.1	(9.0)
Accounts payable	—	(14.5)	(6.2)	36.3	15.6
Accrued expenses	123.9	(107.2)	41.2	(52.2)	5.7
Other assets and liabilities, net	(150.4)	(67.7)	2.4	218.7	3.0
Net cash used in discontinued operations	—	(1.2)	(2.8)	—	(4.0)

Cash flow provided by operating activities	82.2	63.3	84.2	—	229.7

Investing Activities:
Capital expenditures	—	(103.8)	(14.8)	—	(118.6)
Proceeds from sale of property and equipment	—	4.6	—	—	4.6
Intangible asset additions	—	(15.5)	—	—	(15.5)
Purchases of investments	—	(214.9)	(0.7)	—	(215.6)
Sales and maturities of investments	—	187.0	1.2	—	188.2
Investment in subsidiaries	—	(1.5)	—	1.5	—

Cash flow used in investing activities	—	(144.1)	(14.3)	1.5	(156.9)

Financing Activities:
Repayment of debt	—	(0.4)	(2.4)	—	(2.8)
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Issuances of common stock	47.1	—	—	—	47.1
Purchases of common stock	(129.3)	—	—	—	(129.3)
Dividends to parent	—	2.3	(2.3)	—	—
Excess tax benefits from share-based compensation	—	8.0	—	—	8.0
Contributions by / distributions to parent	—	—	1.5	(1.5)	—
Distributions to minority owners	—	—	(1.5)	—	(1.5)
Net cash provided by discontinued operations	—	—	1.2	—	1.2

Cash flow (used in) provided by financing activities	(82.2)	9.7	(3.5)	(1.5)	(77.5)
Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)

(Decrease) increase in cash and cash equivalents	—	(71.1)	64.3	—	(6.8)
Cash and cash equivalents, beginning of year	—	310.5	67.7	—	378.2

Cash and cash equivalents, end of year	$—	$239.4	$132.0	$—	$371.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 52 Weeks Ended January 28, 2006
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$66.4	$91.1	$44.4	$(135.5)	$66.4
Loss from discontinued operations, net of income taxes and minority interest	—	3.7	2.3	—	6.0
Adjustments for non-cash items included in net earnings:
Cumulative effect of change in accounting principle, net of income taxes and minority interest	—	3.8	0.3	—	4.1
Loss on impairment of and disposal of assets	—	7.9	1.9	—	9.8
Depreciation and amortization	0.2	81.7	9.7	—	91.6
Share-based compensation expense	1.3	—	—	—	1.3
Deferred income taxes	—	11.7	2.0	—	13.7
Minority interest, net of income taxes	—	—	3.0	—	3.0
Income tax benefit from share-based compensation	6.5	—	—	—	6.5
Interest income on held-to-maturity investments	—	(1.3)	—	—	(1.3)
Changes in working capital:
Accounts receivable, net	—	(0.9)	0.5	—	(0.4)
Inventories	—	5.8	7.9	(0.2)	13.5
Prepaid expenses and other current assets	(11.9)	(31.2)	19.1	22.4	(1.6)
Accounts payable	—	29.4	(2.7)	(17.7)	9.0
Accrued expenses	44.3	(23.3)	(7.0)	(4.5)	9.5
Other assets and liabilities, net	(85.2)	(42.7)	(1.2)	135.5	6.4
Net cash used in discontinued operations	—	(8.3)	(2.3)	—	(10.6)

Cash flow provided by operating activities	21.6	127.4	77.9	—	226.9

Investing Activities:
Capital expenditures	—	(59.8)	(4.5)	—	(64.3)
Restricted cash	—	—	1.0	—	1.0
Proceeds from sale of property and equipment	—	1.2	—	—	1.2
Purchases of investments	—	(145.9)	(0.5)	—	(146.4)
Sales and maturities of investments	—	110.0	—	—	110.0
Investment in subsidiaries	—	(1.7)	—	1.7	—
Dividends from subsidiaries	—	85.1	—	(85.1)	—
Net cash used in discontinued operations	—	—	(0.1)	—	(0.1)

Cash flow used in investing activities	—	(11.1)	(4.1)	(83.4)	(98.6)

Financing Activities:
Repayment of notes payable	—	—	(1.0)	—	(1.0)
Issuance of debt	—	—	1.2	—	1.2
Repayment of debt	—	(0.3)	(1.2)	—	(1.5)
Issuances of common stock	49.6	—	—	—	49.6
Purchases of common stock	(71.2)	—	—	—	(71.2)
Contributions by / distributions to parent	—	—	1.7	(1.7)	—
Dividends to parent	—	—	(85.1)	85.1	—
Net cash provided by discontinued operations	—	—	0.9	—	0.9

Cash flow (used in) provided by financing activities	(21.6)	(0.3)	(83.5)	83.4	(22.0)
Effect of exchange rate changes on cash	—	—	0.9	—	0.9

Increase (decrease) in cash and cash equivalents	—	116.0	(8.8)	—	107.2
Cash and cash equivalents, beginning of year	—	194.5	76.5	—	271.0

Cash and cash equivalents, end of quarter	$—	$310.5	$67.7	$—	$378.2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K for fiscal 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm
Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to pages 44 and 45 of Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows:
On August 17, 2007, the Company acquired Stride Rite, whose financial statements constitute approximately Corporation’s financial statements constitute approximately $88 million and $1,123 million of net and total assets, respectively, $310 million of revenues, and a net loss of $27 million of the consolidated financial statement amounts as of and for the year ended February 2, 2008.  As permitted by the rules of the SEC, the Company has excluded Stride Rite from its annual assessment of the effectiveness on internal control over financial reporting for the year ending February 2, 2008, the year of acquisition. Management continues to evaluate Stride Rite’s internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Board of Directors has established a standing Audit and Finance Committee which currently consists of Mr. John F. McGovern — Chairman, Mr. Daniel Boggan Jr., Mr. Howard R. Fricke, Mr. Robert F. Moran, and Mr. David Scott Olivet. The Board has determined that each of the members of the Audit and Finance Committee are audit committee financial experts (as that term is defined under Item 401(h) of Regulation S-K) and are independent.
Our Code of Ethics, formerly known as the Policy On Business Conduct, is applicable to all associates including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions is available on our website at www.collectivebrands.com. The charters for the Board of Directors, the Audit and Finance Committee, and the Compensation Nominating and Governance Committee are also available on our investor relations website. The Company intends to satisfy its disclosure requirements under Item 10 of form 8-K, regarding an amendment to or waiver from a provision of its Code of Ethics by posting such information on our website at www.collectivebrands.com.
a) Directors — The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 2008, under the captions “Election of Directors Directors and Nominees for Director —

Directors Subject to Election — Continuing Directors and Retiring Director” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
b) Executive Officers — Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption “Executive Officers of the Company.” The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 2008, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
No member of the Compensation, Nominating and Governance Committee (Ms. Magnum, Ms. Hofer, Messrs. Wheeler and Weiss) has served as one of the Company’s officers or employees. None of the Company’s executive officers named in the Summary Compensation Table (included in the Company’s proxy statement) serve as a member of the board of directors or as a member of a compensation committee of any other company that has an executive officer serving as a member of the Company’s Board or the Compensation, Nominating and Governance Committee.
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 2008, under the captions “Board Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation, Nominating and Governance Committee Report,” “Compensation, Discussion and Analysis,” “Summary Compensation Table,” “ Fiscal 2007 Grants of Plan Based Awards,” “Outstanding Equity Awards at the end of Fiscal 2007,” “Fiscal 2007 Options Exercises and Stock Vested,” “Pension Benefits, for Fiscal 2007,” “Nonqualified Deferred Compensation for Fiscal 2007” and, “Potential Payments upon Termination or Change in Control” is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 2008, under the caption “Beneficial Stock Ownership of Directors, Nominees, Executive Officers and More Than Five Percent Owners” is incorporated herein by reference.
The following table summarizes information with respect to the Company’s equity compensation plans at February 2, 2008 (shares in thousands):

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
Plan category	Options, Warrants and Rights	Warrants and Rights	Reflected in Column (a)

Equity compensation plans approved by security holders	4,383	$19.42	2,544	(1)
Equity compensation plans not approved by security holders	648	20.65	—

Total	5,031	19.62	2,544

(1)	Includes up to 2,544 thousand shares that may be issued under the Company’s 2006 Stock Incentive Plan. The amount does not include up to 5,495 thousand shares that may be purchased under the Payless Stock Ownership Plan and up to 320 thousand shares that can be issued under the Company’s Restricted Stock Plan for Non-Management Directors.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company began a relationship with Celadon Group, Inc. (“Celadon”) in 2002. Mr. Rubel’s father-in-law, Stephen Russell, is Chairman of the Board and Chief Executive Officer of Celadon. Pursuant to a competitive bid process, during 2006 Celadon won the right to be the primary carrier on two of the Company’s transportation lanes. These lanes account for less than three percent of the Company’s outbound line haul budget. The Company periodically competitively bids its line haul routes and as a result, Celadon could gain or lose routes based upon its bids.
In June 2006, the Company entered into a Marketing and License Agreement with Ballet Theatre Foundation Inc., a nonprofit organization, to use the American Ballet Theatre and ABT marks in connection with development, manufacture, marketing promotion, distribution, and sale of certain dance footwear. Mr. Rubel became a Trustee of Ballet Theatre Foundation, Inc., in January 2007.
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 2008, under the captions “Election of Directors—Directors and Nominees for Director,” “Charters and Corporate Governance Principles—Independence of Directors and Nominees for Director.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Principal Accounting Fees and Services” of the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 22, 2008.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Other than as set forth below, financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
(dollars in millions)	beginning of period	costs and expenses	Deductions(1)	end of period

Year ended January 28, 2006
Allowance for doubtful accounts	$0.9	$0.8	$(0.8)	$0.9
Deferred tax valuation allowance	6.4	1.9	(0.5)	7.8
Sales return reserve	1.2	9.5	(9.3)	1.4

Year ended February 3, 2007
Allowance for doubtful accounts	$0.9	$1.0	$(1.4)	$0.5
Deferred tax valuation allowance	7.8	(1.1)	—	6.7
Sales return reserve	1.4	10.1	(10.1)	1.4

Year ended February 2, 2008
Allowance for doubtful accounts	$0.5	$3.5	$(1.5)	$2.5
Deferred tax valuation allowance	6.7	0.4	(1.3)	5.8
Sales return reserve	1.4	23.9	(22.0)	3.3

(1)	With regard to allowances for doubtful accounts, deductions relate to uncollectible receivables (both accounts and other receivables) that have been written off, net of recoveries. For the deferred tax valuation allowance, deductions relate to deferred tax assets that have been written off. For sales returns, deductions related to actual returns.
(b)	Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Payless ShoeSource, Inc., a Delaware corporation (the “Company”). (1)

3.2	Amended and Restated Bylaws of the Company. (2)

3.3	Certificate of Amendment of the Company’s Certificate of Incorporation. (12)

4.1	Stockholder Protection Rights Agreement, dated as of April 20, 1998, between the Company and UMB Bank, N.A. (1)

4.2	Indenture, dated as of July 28, 2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Wells-Fargo Bank Minnesota, National Association as Trustee, related to the 8.25% Senior Subordinated Notes Due 2013. (3)

4.3	Exchange and Registration Rights Agreement, Dated July 28, 2003, among Payless ShoeSource, Inc. and each of Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers. (3)

10.1	Amended and Restated Tax Sharing Agreement, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (4)

10.2	Sublease, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (5)

10.3	Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended September 18, 2003. (6)

Number	Description
10.4	Stock Plan for Non-Management Directors of Collective Brands, Inc., as amended August 17, 2007. *

10.5	Form of Employment Agreement between Payless ShoeSource, Inc., and certain of its executives. (7)

10.6	Collective Brands, Inc. Supplementary Retirement Account Plan, as amended and restated January 1, 2008. *

10.7	Payless ShoeSource, Inc., 401(k) Profit Sharing Plan, as amended effective August 1, 2007. *

10.8	Form of Change of Control Agreement between Payless ShoeSource, Inc. and certain of its executives. (8)

10.9	Form of Directors’ Indemnification Agreement. (7)

10.10	Form of Officers’ Indemnification Agreement. (8)

10.11	Payless ShoeSource, Inc. Deferred Compensation Plan for Non-Management Directors, as amended September 18, 2003. (6)

10.12	The Stock Appreciation and Phantom Stock Unit Plan of Collective Brands, Inc. and its Subsidiaries for Collective Brands International Employees, as amended April 17, 2007. *

10.13	Collective Brands, Inc. Employee Stock Purchase Plan, as amended August 17, 2007. *

10.14	Assumption Agreement, dated as of May 22, 1998, by and between Payless ShoeSource, Inc. (Missouri) and Payless ShoeSource Holdings, Inc. (1)

10.15	Collective Brands, Inc. Deferred Compensation Plan, as amended and restated January 1, 2008. *

10.16	Collective Brands, Inc. Incentive Compensation Plan as amended August 17, 2007. *

10.17	Amended and Restated Loan and Guaranty Agreement, dated August 17, 2007, by and among Collective Brands Finance, Inc. as Borrower, the Guarantors thereto as Credit Parties, the Lenders signatory thereto and Wells Fargo Retail Finance, LLC as the Arranger and Administrative Agent. (12)

10.18	Employment Agreement between Payless ShoeSource, Inc. and Matthew E. Rubel accepted and agreed to June 17, 2005, including form of change of control agreement. (9)

10.19	Form of Restricted Stock Award Agreement. (10)

10.20	Form of Stock Settled Stock Appreciation Rights Award Agreement. (10)

10.21	2006 Collective Brands, Inc. Stock Incentive Plan, amended August 17, 2007. *

10.22	Term Loan Agreement, dated as of August 17, 2007 (the “Term Loan”), among Collective Brands Finance, Inc. as Borrower, and the Lenders party thereto and CitiCorp North America, Inc., as Administrative Agent and Collateral Agent. (12)

10.23	Amendment to Employment Agreement between Payless ShoeSource, Inc. and Matthew E. Rubel accepted and agreed to June 4, 2007. *

10.24	Form of Performance Share Unit Agreement. (11)

10.25	CEO Restricted Stock Award Agreement. (11)

10.26	Amendment to Matthew E. Rubel’s Change of Control Agreement made as of the 4th day of June 2007, by and between Payless ShoeSource, Inc. and Matthew E. Rubel. (11)

10.27	Second Amendment to the Term Loan Agreement dated as of March 11, 2008. *

21.1	Subsidiaries of the Company. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Executive Officer and President. *

31.2	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Senior Vice President, Chief Financial Officer and Treasurer. *

32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President. *

32.2	Certification Pursuant to 18 U.S.C. 1350 of the Senior Vice President, Chief Financial Officer and Treasurer. *

*	Filed herewith.

1.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 1998.

2.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the fiscal year ended January 30, 1999, filed with the SEC on April 12, 1999.

3.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-14770) for the quarter ended August 2, 2003, filed with the SEC on September 12, 2003.

4.	Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q (File Number 1-1633) for the quarter ended May 4, 1996.

5.	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996, as amended through April 15, 1996.

6.	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File Number 333-109388) filed with the SEC on October 2, 2003, as amended.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 1, 2003, filed with the SEC on April 18, 2003.

8.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended January 31, 2004, filed with the SEC on April 9, 2004.

9.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 22, 2005.

10.	Incorporated by reference from the Company’s Annual Report on From 10-K (File Number 1-14770) for the year ended February 2, 2007, filed with the SEC on April 3, 2007.

11.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 2007.

12.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on August 17, 2007.
The Company will furnish to stockholders upon request, and without charge, a copy of the 2007 Annual Report and the 2008 Proxy Statement, portions of which are incorporated by reference in the Form 10-K. The Company will furnish any other Exhibit at cost.

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
COLLECTIVE BRANDS, INC.

Date: April 1, 2008	By:	/s/ Ullrich E. Porzig

Ullrich E. Porzig Senior Vice President — Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew E. Rubel	Date: April 1, 2008	/s/ Ullrich E. Porzig	Date: April 1, 2008

Chief Executive Officer,		Senior Vice President — Chief
President and Director		Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

/s/ Howard R. Fricke	Date: April 1, 2008	/s/ Daniel Boggan Jr.	Date: April 1, 2008

Chairman of the Board and Director		Director

/s/ Judith K. Hofer	Date: April 1, 2008	/s/ David Scott Olivet	Date: April 1, 2008

Director Director

/s/ Robert C. Wheeler	Date: April 1, 2008	/s/ John F. McGovern	Date: April 1, 2008

Director		Director

/s/ Michael A. Weiss	Date: April 1, 2008	/s/ Robert F. Moran	Date: April 1, 2008

Director		Director

/s/ Mylle H. Mangum	Date: April 1, 2008

Director