Form 10-Q
period 2008-05-03
COLLECTIVE BRANDS, INC.
filed 2008-06-05
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-14770
COLLECTIVE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1813160
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3231 Southeast Sixth Avenue, Topeka, Kansas (Address of principal executive offices)	66607-2207 (Zip Code)
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
Common Stock, $.01 par value
63,925,890 shares as of May 30, 2008

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 3, 2008
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended
	May 3,	May 5,
	2008	2007

Net sales	$932.4	$728.6
Cost of sales	627.3	459.7

Gross margin	305.1	268.9
Selling, general and administrative expenses	263.8	209.9
Restructuring charges	0.1	0.2

Operating profit from continuing operations	41.2	58.8
Interest expense	18.5	4.8
Interest income	(1.3)	(4.7)

Earnings from continuing operations before income taxes and minority interest	24.0	58.7
Provision for income taxes	2.3	18.8

Earnings from continuing operations before minority interest	21.7	39.9
Minority interest, net of income taxes	(1.6)	(0.9)

Net earnings from continuing operations	20.1	39.0
Loss from discontinued operations, net of income taxes and minority interest	(0.4)	(0.1)

Net earnings	$19.7	$38.9

Basic earnings per share:
Earnings from continuing operations	$0.32	$0.60
Loss from discontinued operations	(0.01)	—

Basic earnings per share	$0.31	$0.60

Diluted earnings per share:
Earnings from continuing operations	$0.32	$0.59
Loss from discontinued operations	(0.01)	—

Diluted earnings per share	$0.31	$0.59

Basic Weighted Average Shares Outstanding	62.9	64.7
Diluted Weighted Average Shares Outstanding	63.3	66.0
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	May 3,	May 5,	February 2,
	2008	2007	2008

ASSETS
Current Assets:
Cash and cash equivalents	$231.4	$321.4	$232.5
Short-term investments	—	6.1	—
Restricted cash	—	2.0	—
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of May 3, 2008 and February 2, 2008 of $5.3 and $3.4, respectively	111.7	6.6	86.1
Inventories	481.5	381.7	470.1
Current deferred income taxes	36.5	16.2	23.8
Prepaid expenses	63.1	44.2	93.4
Other current assets	40.5	12.6	31.5
Current assets of discontinued operations	1.0	1.1	0.8

Total current assets	965.7	791.9	938.2

Property and Equipment:
Land	9.3	6.5	9.3
Property, buildings and equipment	1,467.5	1,284.8	1,440.1
Accumulated depreciation and amortization	(920.8)	(848.6)	(898.4)

Property and equipment, net	556.0	442.7	551.0

Intangible assets, net	553.3	95.9	559.5
Goodwill	321.7	40.1	321.0
Deferred income taxes	1.1	43.9	1.5
Other assets	44.2	18.2	44.0

Total Assets	$2,442.0	$1,432.7	$2,415.2

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7.4	$0.3	$7.4
Notes payable	—	2.0	—
Accounts payable	196.2	157.5	200.9
Accrued expenses	210.4	156.0	203.5
Current liabilities of discontinued operations	1.9	2.1	1.3

Total current liabilities	415.9	317.9	413.1

Long-term debt	913.1	201.7	914.9
Deferred income taxes	115.2	0.2	112.9
Other liabilities	249.4	175.1	254.2
Minority interest	18.2	12.6	17.2
Commitments and contingencies (Note 18)

Shareowners’ equity	730.2	725.2	702.9

Total Liabilities and Shareowners’ Equity	$2,442.0	$1,432.7	$2,415.2

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended
	May 3,	May 5,
	2008	2007

Operating Activities:
Net earnings	$19.7	$38.9
Loss from discontinued operations, net of income taxes and minority interest	0.4	0.1
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	1.7	2.6
Depreciation and amortization	35.1	24.5
Provision for losses on accounts receivable	0.5	—
Share-based compensation expense	4.1	3.1
Deferred income taxes	(13.9)	(1.3)
Minority interest, net of income taxes	1.6	0.9
Income tax benefit from share-based compensation	—	1.2
Excess tax benefit from share-based compensation	—	(1.2)
Interest income on held-to-maturity investments	—	(0.5)
Changes in working capital, exclusive of the effects of acquisitions:
Accounts receivable	(26.2)	(2.8)
Inventories	(11.8)	(18.6)
Prepaid expenses and other current assets	21.2	10.2
Accounts payable	(0.2)	(27.4)
Accrued expenses	10.3	(14.2)
Changes in other assets and liabilities, net	4.0	5.9
Contributions to pension plans	(1.6)	—
Net cash used in discontinued operations	—	(0.1)

Cash flow provided by operating activities	44.9	21.3

Investing Activities:
Capital expenditures	(42.7)	(55.7)
Proceeds from sale of property and equipment	0.2	0.1
Purchases of investments	—	(6.1)
Sales and maturities of investments	—	90.5
Acquisition of business, net of cash acquired	—	(91.5)

Cash flow used in investing activities	(42.5)	(62.7)

Financing Activities:
Repayment of debt	(1.8)	(0.1)
Payment of deferred financing costs	(0.1)	—
Issuances of common stock	0.3	3.2
Purchases of common stock	(0.3)	(15.3)
Excess tax benefit from share-based compensation	—	1.2
Contributions by minority owners	0.5	—
Distribution to minority owners	(1.2)	—

Cash flow used in financing activities	(2.6)	(11.0)

Effect of exchange rate changes on cash	(0.9)	2.4

Decrease in cash and cash equivalents	(1.1)	(50.0)
Cash and cash equivalents, beginning of year	232.5	371.4

Cash and cash equivalents, end of quarter	$231.4	$321.4

Supplemental cash flow information:
Interest paid	$14.9	$0.8
Income taxes paid	$16.5	$1.7
Non-cash investing and financing activities:
Accrued capital additions	$20.1	$13.1
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Interim Results
These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 52-95) in the Company’s 2007 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in the Central and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. Certain prior period amounts have been reclassified, based on the aggregation rules contained in the Security and Exchange Commission’s Regulation S-X, Rule 5-02, to conform to the current period presentation. The results for the thirteen week period ended May 3, 2008 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 31, 2009.
Note 2 — Acquisitions
Stride Rite
On August 17, 2007, the Company completed the acquisition of 100% of the equity of The Stride Rite Corporation (“Stride Rite”). The purchase price of Stride Rite was approximately $786.6 million, net of cash acquired of $22.7 million, including transaction costs. The Company is still in the process of integrating Stride Rite and may have additional costs associated with this integration including costs related to employee severance, environmental liability valuation and contract termination. The allocation of the purchase price to the assets and liabilities acquired will be finalized as necessary, up to one year after the acquisition closing date, when information that is known to be available or obtainable is obtained.

The preliminary purchase price allocation, net of cash acquired, was as follows:

(In millions)

Receivables	$91.1
Inventories	184.6
Other current assets	35.2

Total current assets	310.9
Property and equipment	68.0
Goodwill	281.5
Indefinite lived trademarks	391.1
Finite lived intangible assets	83.7
Other assets	10.6

Total assets acquired	1,145.8

Accounts payable	(53.4)
Accrued expenses and other current liabilities	(60.2)

Total current liabilities	(113.6)
Long-term debt	(46.0)
Long-term deferred tax liabilities	(179.2)
Other long-term liabilities	(20.4)

Total liabilities	(359.2)

Net assets acquired	$786.6

Identification and allocation of value assigned to the identified intangible assets is based on the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). The fair value was estimated by performing three generally accepted valuation approaches (as applicable): the income approach, the market approach and the cost approach. Under the income approach, valuations include a forecast of direct revenues and costs associated with the respective intangible assets and charges for economic returns on tangible and intangible assets utilized in cash flow generation. Net cash flows attributable to the identified intangible assets are discounted to their present value using a rate that is commensurate with the perceived risk. Under the market approach, the fair value of a business or asset reflects the price at which comparable businesses or assets are purchased under similar circumstances. Under the cost approach, the value of an asset is estimated using the current cost to purchase or replace the asset. The projected cash flow assumptions included considerations for contractual relationships, customer attrition, and market competition.
As part of the purchase price allocation, the Company incurred exit costs as a result of the Stride Rite acquisition. These costs include employee severance for certain Stride Rite corporate employees as well as employee severance, contract termination and other costs related to the Company’s plan to close the Stride Rite’s Burnaby and Huntington distribution centers.
The significant components of the exit costs incurred as of May 3, 2008, are summarized as follows:

			Costs Incurred	Cash Payments
	Total Costs Incurred as	Accrual Balance as of	13 Weeks Ended	13 Weeks Ended	Accrual Balance as of
(dollars in millions)	of May 3, 2008	February 2, 2008	May 3, 2008	May 3, 2008	May 3, 2008

Employee severance costs	$14.6	$12.8	$0.1	$(3.4)	$9.5
Contract termination and other costs	2.2	1.2	1.0	—	2.2

Total	$16.8	$14.0	$1.1	$(3.4)	$11.7

Collective Licensing
Effective March 30, 2007, the Company acquired 100% of the partnership interest of Collective International, LP (“Collective Licensing”) for approximately $91 million, net of cash acquired. Collective Licensing is a brand development, management and licensing company that had previously licensed the Airwalk brand to the Company. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, net assets were recorded at their estimated fair values, and operating results are included in the Payless Domestic segment from the date of acquisition.
The purchase price allocation, net of cash acquired, was as follows:

(In millions)

Current assets	$4.6
Goodwill	34.3
Indefinite lived trademarks	40.6
Finite lived intangible assets	16.5

Total assets acquired	96.0

Current liabilities	(4.9)

Total liabilities acquired	(4.9)

Net assets acquired	$91.1

Pro forma Financial Information
The following pro forma combined results of operations for the acquisitions of Stride Rite and Collective Licensing have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that will be achieved by the combined company in the future. The pro forma combined results of operations assume that the acquisitions of Stride Rite and Collective Licensing occurred at the beginning of fiscal year 2007. The results have been prepared by adjusting the historical results of the Company to include the historical results of Stride Rite and Collective Licensing, the incremental interest expense and the impact of the preliminary purchase price allocations. The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and Stride Rite and Collective Licensing or any estimated costs that will be incurred by the Company to integrate the businesses.

13 Weeks Ended
(dollars in millions, except per share)	May 5, 2007

Net sales	$925.9
Net earnings	22.5

Basic earnings per share	$0.35
Diluted earnings per share	$0.34
Note 3 — Exit Costs
During 2007, the Company’s Board of Directors approved a plan to shift to a new distribution model. As part of the plan, the Company intends to open a new distribution center in Brookville, Ohio, which will begin operation in the spring of 2009. This distribution center will be in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. Once both new distribution centers are operating satisfactorily, the Company plans to close its current distribution center in Topeka, Kansas. Total exit costs are currently estimated to be approximately $13 million, consisting of approximately $3 million of non-cash accelerated depreciation expense, approximately $8 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The exit costs are recorded as costs of sales in the condensed consolidated statements of earnings and are included in the Payless Domestic segment. Actual results could vary from these estimates.
The significant components of the exit costs incurred as of May 3, 2008, are summarized as follows:

			Costs Incurred	Cash Payments
	Total Costs Incurred as	Accrual Balance as of	13 Weeks Ended	13 Weeks Ended	Accrual Balance as of
(dollars in millions)	of May 3, 2008	February 2, 2008	May 3, 2008	May 3, 2008	May 3, 2008

Employee severance costs	$6.4	$5.2	$0.5	$—	$5.7
Contract termination	0.8	—	—	—	—

Accelerated depreciation	2.4		—

Total	$9.6	$5.2	$0.5	$—	$5.7

The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed, which is expected to be in spring of 2009.
Note 4 — Short-Term Investments
Held-to-maturity securities are carried at amortized cost. As of May 5, 2007, the estimated fair value of each investment approximated its amortized cost of $6.1 million and, therefore, there were no significant unrecognized holding gains or losses. As of May 3, 2008 and February 2, 2008, the Company did not have any short-term investments.

Note 5 — Discontinued Operations
Payless Domestic Segment
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations for the 13 weeks ended May 3, 2008 and the 13 weeks ended May 5, 2007, for Parade and 26 Payless stores closed in connection with the 2004 restructuring plan are classified as discontinued operations within the Payless Domestic segment.
Losses from discontinued operations net of income taxes for the 13 weeks ended May 3, 2008 and 13 weeks ended May 5, 2007 were $0.4 million and $0.1 million, respectively. Additionally, the condensed consolidated balance sheets include the assets of Parade and the 26 Payless closed stores presented as discontinued operations. Current assets of discontinued operations of $1.0 million, $1.0 million and $0.8 million are included in the condensed consolidated balance sheets at May 3, 2008, May 5, 2007 and February 2, 2008, respectively. Current liabilities of discontinued operations of $1.9 million, $2.1 million and $1.3 million are included in the condensed consolidated balance sheets at May 3, 2008, May 5, 2007 and February 2, 2008, respectively.
Payless International Segment
During 2006, the Company exited its retail operations in Japan and closed its one store location. In 2004, the Company closed all stores in Peru and Chile. There was no impact related to discontinued operations on net earnings for the 13 weeks ended May 3, 2008 and May 5, 2007. Additionally, the condensed consolidated balance sheets include the assets of its exited retail operations in Japan as discontinued operations. As of May 5, 2007, current assets of discontinued operations were $0.1 million. There was no impact related to discontinued operations on current assets as of May 3, 2008 and February 2, 2008.
Note 6 — Inventories
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Wholesale inventories are valued at the lower of cost or market using the FIFO method. Raw materials of $2.0 million, $24.8 million and $1.9 million are included in inventories in the condensed consolidated balance sheets at May 3, 2008, May 5, 2007 and February 2, 2008, respectively.
Note 7 — Intangible Assets
The following is a summary of the Company’s intangible assets:

	May 3,	May 5,	February 2,
(dollars in millions)	2008	2007	2008

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$69.6	$66.1	$69.9
Less: accumulated amortization	(55.3)	(54.1)	(54.7)

Carrying amount, end of period	14.3	12.0	15.2

Customer relationships:
Gross carrying amount	75.8	9.5	73.7
Less: accumulated amortization	(10.5)	(0.1)	(5.9)

Carrying amount, end of period	65.3	9.4	67.8

Trademarks and other intangible assets:
Gross carrying amount	21.4	7.1	20.7
Less: accumulated amortization	(4.4)	(0.1)	(3.5)

Carrying amount, end of period	17.0	7.0	17.2

Total carrying amount of intangible assets subject to amortization	96.6	28.4	100.2

Indefinite-lived trademarks	456.7	67.5	459.3

Total intangible assets	$553.3	$95.9	$559.5

Customer relationships are amortized on an accelerated basis. All other intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense on intangible assets is as follows:

	13 Weeks Ended
	May 3,	May 5,
(dollars in millions)	2008	2007

Amortization expense on intangible assets	$5.9	$0.9
The Company expects amortization expense for the next five years to be as follows (in millions):

Year	Amount

Remainder of 2008	$15.9
2009	19.5
2010	15.5
2011	12.6
2012	10.2
Note 8 — Goodwill
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
The changes in the carrying amount of goodwill, by reporting segment, as of May 3, 2008 and February 2, 2008 are as follows:

	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	Retail	Wholesale	Consolidated

Balance as of February 2, 2008	$40.2	$42.0	$238.8	$321.0
Adjustments to Stride Rite purchase price allocation	—	—	0.7	0.7

Balance as of May 3, 2008	$40.2	$42.0	$239.5	$321.7

As of May 5, 2007 goodwill was $40.1 million and was included in the Payless Domestic segment.
Note 9 — Long-Term Debt
The following is a summary of the Company’s long-term debt and capital lease obligations outstanding:

	May 3,	May 5,	February 2,
(dollars in millions)	2008	2007	2008

Term loan facility	$721.4	$—	$723.2
Senior subordinated notes (1)	197.9	197.6	197.8
Revolving loan facility (2)	—	—	—
Capital-lease obligations	1.2	0.4	1.3
Other	—	4.0	—

Total debt	920.5	202.0	922.3
Less: current maturities of long-term debt	7.4	0.3	7.4

Long-term debt	$913.1	$201.7	$914.9

(1)	As of May 3, 2008, the fair value of the Company’s senior subordinated notes was $178.5 million based on recent trading activity.

(2)	As of May 3, 2008, the Company’s borrowing base on its revolving loan facility was $304.1 million less $25.8 million in outstanding letters of credit. The variable interest rate including the applicable variable margin at May 3, 2008, was 3.65%.
As of May 3, 2008, the Company was in compliance with all of its debt covenants.

On May 16, 2008, the Company borrowed $215.0 million under its revolving loan facility, which decreased its availability under its revolving loan facility by the same amount.
Note 10 — Derivatives
The Company has entered into an interest rate swap arrangement for $540 million to hedge a portion of its variable rate $725 million term loan (the “Term Loan Facility”). The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of May 3, 2008, the Company has hedged $520 million of its Term Loan Facility. This derivative instrument is designated as a cash flow hedge for accounting purposes, and the change in the fair value of this instrument is recorded as a component of accumulated other comprehensive income. There was no ineffectiveness in the first quarter of 2008 related to this derivative instrument.
As of May 3, 2008, the Company has recorded $17.4 million in other long term liabilities, with the offsetting amounts of $10.6 million and $6.8 million recorded to accumulated other comprehensive income and deferred tax assets, respectively, related to the fair value of the interest rate swap. Realized gains or losses on the hedging instrument occur when a portion of the hedge settles or if it is probable that the forecasted transaction will not occur. Realized gains and losses are classified in interest expense. For the 13 weeks ended May 3, 2008, the Company had a realized loss of $2.1 million related to the interest rate swap. Approximately $10.0 million of the fair value of the interest rate swap in other long term liabilities is expected to be recognized in earnings during the next 12 months.
Note 11 — Fair Value Measurement
On February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”) This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
Level 1: observable inputs such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions
This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures the interest rate swap at its estimated fair value.
The unrealized loss on the interest rate swap of $17.4 million is classified within level 2 of the fair value hierarchy of SFAS No. 157. No other assets or liabilities are measured at fair value under SFAS No. 157 as of May 3, 2008.
Note 12 — Pension Plans
The Company has a pension plan that covers a select group of Payless management employees (“Payless Plan”) and a pension plan that covers certain Stride Rite employees (“Stride Rite Plan”).
Payless Plan
The Payless Plan is a nonqualified, supplementary defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan. Management calculates pension expense using assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The components of net periodic benefit costs for the plan were:

	13 Weeks Ended
	May 3,	May 5,
(dollars in millions)	2008	2007

Components of pension expense:
Service cost	$0.1	$0.2
Interest cost	0.6	0.5
Amortization of prior service cost	0.4	0.1
Amortization of actuarial loss	0.2	0.1

Total	$1.3	$0.9

Stride Rite Plan
The Stride Rite Plan is a non-contributory defined benefit pension plan covering certain eligible Stride Rite associates. Management calculates pension expense using assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The Company paid $1.6 million in contributions to the Stride Rite plan for the 13 weeks ended May 3, 2008. The components of net periodic benefit costs for the plan were:

13 Weeks Ended
May 3,
(dollars in millions)	2008

Components of pension expense:
Interest cost	$1.1
Expected return on net assets	(1.2)

Total	$(0.1)

Note 13 — Share-Based Compensation
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SAR’s”) and cash-settled stock appreciation rights (“cash-settled SAR’s”), as well as full value vehicles consisting of nonvested shares, nonvested share units and phantom stock units.
The number of shares for grants made in the 13 weeks ended May 3, 2008 and May 5, 2007, respectively, are as follows:

	13 Weeks Ended
	May 3,	May 5,
	2008	2007

Stock-settled SAR’s(1):
Vest in installments over 3 years	508,170	458,069
Cliff vest after 3 years	309,600	219,725

Nonvested Shares:
Performance grant — vests in installments over 3 years(2)	4,755	120,730
Vest in installments over 3 years	265,949	—
Cliff vest after 3 years	1,425	—

Cash-settled SAR’s:
Vest in installments over 3 years	2,800	22,525
Cliff vest after 3 years	8,000	14,000

(1)	All of the stock-settled SAR’s issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the SAR.

(2)	Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of May 3, 2008, the Company has assessed the likelihood that the performance conditions will be met and has recorded the related expense based on the estimated outcome. In the first quarter of 2008, approximately 131,000 previously issued shares that were subject to a performance condition did not vest because they failed to meet that condition.

Total share-based compensation expense of $4.1 million before tax has been included in the Company’s condensed consolidated statement of earnings for the thirteen weeks ended May 3, 2008. Included in this amount is $0.3 million of expense that was recognized as a result of the grants made in 2008. No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended
	May 3,	May 5,
(dollars in millions, except per share amounts)	2008	2007

Cost of sales	$3.1	$0.9
Selling, general and administrative expenses	1.0	2.2

Share-based compensation expense before income taxes	4.1	3.1
Tax benefit	(1.5)	(1.2)

Share-based compensation expense after income taxes	$2.6	$1.9

Effect on:
Basic earnings per share	$0.04	$0.03
Diluted earnings per share	$0.04	$0.03
As of May 3, 2008, the Company had unrecognized compensation expense related to nonvested awards of $38.5 million, which is expected to be recognized over a weighted average period of 1.2 years.
Note 14 — Income Taxes
The Company’s effective income tax rate on continuing operations was 9.6% during the thirteen weeks ended May 3, 2008, compared to 32.0% during the thirteen weeks ended May 5, 2007. The favorable difference in the overall effective tax rate for 2008 compared to 2007 is due to comparatively lower income in relatively high tax rate jurisdictions partially caused by increased interest and litigation expenses, as well as increased income in relatively lower tax rate jurisdictions. The Company recorded $1.3 million of favorable discrete events in the thirteen weeks ended May 3, 2008. In total for fiscal 2008, the effective income tax rate is expected to be approximately 16% exclusive of discrete events.
The Company recorded increases in unrecognized tax benefits, inclusive of related interest and penalties, of $2.9 million and $4.8 million during the 13 weeks ended May 3, 2008 and May 5, 2007, respectively. The portion of the increases recorded that would impact the effective income tax rate if recognized are $2.7 million and $4.2 million respectively.
Note 15 — Comprehensive Income
The following table shows the computation of comprehensive income:

	13 Weeks Ended
(dollars in millions)	May 3, 2008	May 5, 2007

13 weeks ended May 3, 2008
Net earnings	$19.7	$38.9
Foreign currency translation adjustments	(0.9)	5.2
Net derivative instrument fair value change, net of taxes of $2.4	3.7	—
Amortization of prior service cost and actuarial loss, net of taxes of $0.2	0.4	—

Total comprehensive income	$22.9	$44.1

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

Note 16 — Earnings Per Share
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled stock appreciation rights and nonvested shares. Earnings per share has been computed as follows:

	13 Weeks Ended
	May 3,	May 5,
(dollars in millions, except per share amounts; shares in thousands)	2008	2007

Net earnings from continuing operations	$20.1	$39.0

Weighted average shares outstanding — basic	62,932	64,724
Net effect of dilutive stock options	—	999
Net effect of dilutive SAR’s	—	110
Dilutive shares due to nonvested shares	340	168

Weighted average shares outstanding — diluted	63,272	66,001

Basic earnings per share from continuing operations	$0.32	$0.60
Diluted earnings per share from continuing operations	$0.32	$0.59
The Company uses the treasury stock method for calculating the dilutive effect of employee stock options, stock-settled SAR’s and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and stock-settled SAR’s and the vesting of nonvested shares. The Company excluded approximately 5,100,000 stock options and stock-settled SAR’s from the calculation of diluted earnings per share for the thirteen weeks ended May 3, 2008 and approximately 5,000 stock-settled SAR’s from the calculation of diluted earnings per share for the thirteen weeks ended May 5, 2007, respectively, because to include them would have been antidilutive.
Note 17 — Segment Reporting
Prior to the acquisition of Stride Rite, the Company managed its business in two reporting segments: Payless Domestic and Payless International. In the third quarter of 2007, as a result of the acquisition of Stride Rite, the Company added two additional reporting segments. The Company now has four reporting segments: (i) Payless Domestic, (ii) Payless International, (iii) Stride Rite Retail and (iv) Stride Rite Wholesale. The Company has defined its reporting segments as follows:
•	The Payless Domestic reporting segment is comprised primarily of domestic retail stores under the Payless ShoeSource name, the Company’s sourcing unit and Collective Licensing.

•	The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands.

•	The Stride Rite Retail reporting segment consists of Stride Rite’s specialty stores and outlet stores.

•	The Stride Rite Wholesale reporting segment consists of Stride Rite’s wholesale operations.
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $8.4 million and $6.6 million during the first quarter of 2008 and 2007, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the segments is as follows:

	Payless	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	International	Retail	Wholesale	Consolidated

13 weeks ended May 3, 2008
Revenues from external customers	$588.5	$104.3	$57.1	$182.5	$932.4
Operating profit from continuing operations	5.1	11.4	1.6	23.1	41.2
Operating Segment Total Assets	$1,124.7	$209.1	$95.9	$1,012.3	$2,442.0

	Payless	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	International	Retail	Wholesale	Consolidated

13 weeks ended May 5, 2007
Revenues from external customers	$637.3	$91.3	$—	$—	$728.6
Operating profit from continuing operations	53.1	5.7	—	—	58.8
Operating Segment Total Assets	$1,219.5	$213.2	$—	$—	$1,432.7
As of February 2, 2008, total assets in the Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale segments were $1,118.9 million, $173.8 million, $98.0 million and $1,024.5 million, respectively.
Note 18 — Commitments and Contingencies
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, plaintiffs appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On December 21, 2007, the District Court entered an Order granting, in part, adidas’ summary judgment motion and dismissing several of the Company’s affirmative defenses including laches, waiver and estoppel. In that same order, the District Court denied several of the Company’s summary judgment motions, although the judge did dismiss plaintiffs’ state law trademark dilution claims (during the trial, the Court clarified its ruling indicating that only the state law dilution claims with respect to trade dress were dismissed). On February 4, 2008, the Company filed (with the Court’s permission) a motion to reconsider the District Court’s summary judgment rulings dismissing the Company’s laches, waiver and estoppel defenses, which was denied on March 10, 2008. On April 8, 2008, a four week jury trial commenced, at the conclusion of which on May 5, 2008, the jury entered a verdict against the Company for actual damages in the amount of $30,610,079; disgorgement profits damages in the amount of $137,003,578 (which required a finding of willfulness); and punitive damages in the amount of $137,003,578. On May 12, 2008, the Company filed a Motion for Judgment as a Matter of Law or in the alternative a Motion for New Trial, and requested that the verdict be vacated or in the alternative for Remittitur of the amount of the verdict. On May 21, 2008, plaintiffs filed a Proposed Order of Permanent Injunction and supporting brief requesting permanent injunctive relief. The Company responded on May 27, 2008, with a Memorandum in Opposition to Plaintiffs’ proposed Order of Permanent Injunction. The Company requested oral argument before the Court on all post-trial motions. On or about May 13, 2008, The Ohio Casualty Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The Company has not yet filed a response. The Company believes the verdict was excessive, unjustified and the product of legal error, and that its post-trial motions raise meritorious claims with respect to the verdict. The Company is also considering the appeal of the verdict in this lawsuit. During the first quarter of 2008, the Company recorded a $30.0 million, or $0.36 per diluted share, pre-tax liability related to loss contingencies associated with this matter. This liability, which was recorded within accrued expenses on the Company’s condensed consolidated balance sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $304.6 million, and the ultimate resolution of the this matter may materially differ from the amount recorded as of May 3, 2008 as a result of future court rulings or potential settlements, thereby materially affecting the Company’s financial position, results of operations and cash flows.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. The Company has filed an answer. The case is currently assigned to Judge George P. Schiavelli who, on January 14, 2008, set the case for trial on July 8, 2008, with a pretrial conference set for June 30, 2008. On October 12, 2006, the Company filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. The Company moved to dismiss the California action filed by St. Paul, which was granted on February 12, 2007. On November 2, 2006, St. Paul removed the action from state court to the U.S. District Court for the District of Kansas. Also, on November 2, 2006, St. Paul moved to transfer the Kansas action to the U.S. District Court for the Central District of California, which was denied on January 10, 2007. On January 23, 2007, St. Paul filed a motion to stay the Kansas Action until the underlying lawsuit is resolved, which was granted on March 2, 2007. The Company believes it has meritorious defenses to the claims asserted in the lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. In the ITC investigation, Crocs seeks an order and injunction prohibiting any of the Respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge (“ALJ”) in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining Respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all Respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All Respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the ALJ entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the ALJ entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the ALJ from September 7-14, 2007. On April 11, 2008, the ALJ rendered a decision in favor of Respondents. The ALJ made an initial determination that there are no grounds upon which to grant the exclusionary order sought by Crocs, based upon these factors: (1) the utility patent US No. 6,993,858 is invalid; (2) the accused shoes lack substantial similarity with respect to the design of design patent No. D517,789; and (3) Crocs failed to demonstrate that it practices a domestic industry by making shoes within the scope of design patent No. D517,789. Post-hearing briefing to determine whether the ITC will review the ALJ’s decision has been completed. The target date for completion of the investigation is August 11, 2008. On or about December 11, 2007, Discover Property & Casualty Insurance Company filed a declaratory judgment action against the Company, Payless ShoeSource Worldwide, Inc. and Collective Licensing (collectively “Defendants”) seeking a declaration that there is no coverage for the Colorado federal court action or the ITC action filed by Crocs. On February 29, 2008, Defendants filed a motion to dismiss or stay the action, which motion remains pending. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and actions and has filed an answer and defenses. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Note 19 — Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”. FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (FSP 157-2) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The impact of this adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The impact of this adoption did not have a material effect on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. The Company is currently evaluating the impact the adoption of SFAS No. 141(R) will have on its condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements (an Amendment of Accounting Research Bulletin (“ARB 51”))” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its condensed consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 161 will have on its condensed consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”. The Company will adopt SFAS No. 162 once it is effective and is currently evaluating the effect that the adoption will have on its condensed consolidated financial statements.
Note 20 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of May 3, 2008, May 5, 2007 and February 2, 2008 were $3.9 million, $3.7 million and $9.0 million, respectively. Total borrowings from the Company’s Latin American partners were $4.0 million as of the end of May 5, 2007. There were no borrowings as of May 3, 2008 and February 2, 2008. In addition, the Company recorded interest expense of $0.1 million for the thirteen weeks ended May 5, 2007 related to these borrowings. There was no interest expense recorded for the thirteen weeks ended May 3, 2008.
Note 21 — Subsidiary Guarantors of Senior Notes — Condensed Consolidating Financial Information
The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.

The following supplemental financial information sets forth, on a consolidating basis, the condensed consolidating statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Collective Brands, Inc. and Subsidiaries for the thirteen week periods ended May 3, 2008, and May 5, 2007, condensed consolidating balanced sheets as of May 3, 2008, May 5, 2007, and February 2, 2008, and the condensed consolidating statements of cash flows for the thirteen week periods ended May 3, 2008, and May 5, 2007. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent in Other Assets.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended May 3, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$834.4	$281.3	$(183.3)	$932.4
Cost of sales	—	594.2	198.1	(165.0)	627.3

Gross margin	—	240.2	83.2	(18.3)	305.1
Selling, general and administrative expenses	0.3	222.9	58.9	(18.3)	263.8
Restructuring charges	—	0.1	—	—	0.1

Operating (loss) profit from continuing operations	(0.3)	17.2	24.3	—	41.2
Interest expense	4.4	14.2	—	(0.1)	18.5
Interest income	—	(0.4)	(1.0)	0.1	(1.3)
Equity in earnings of subsidiaries	(21.5)	(20.5)	—	42.0	—

Earnings from continuing operations before income taxes and minority interest	16.8	23.9	25.3	(42.0)	24.0
(Benefit) / provision for income taxes	(2.9)	2.0	3.2	—	2.3

Earnings from continuing operations before minority interest	19.7	21.9	22.1	(42.0)	21.7
Minority interest, net of income taxes	—	—	(1.6)	—	(1.6)

Net earnings from continuing operations	19.7	21.9	20.5	(42.0)	20.1
Loss from discontinued operations, net of income taxes and minority interest	—	(0.4)	—	—	(0.4)

Net earnings	$19.7	$21.5	$20.5	$(42.0)	$19.7

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended May 5, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$667.2	$233.6	$(172.2)	$728.6
Cost of sales	—	438.9	190.2	(169.4)	459.7

Gross margin	—	228.3	43.4	(2.8)	268.9
Selling, general and administrative expenses	1.1	182.1	29.5	(2.8)	209.9
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(1.1)	46.0	13.9	—	58.8
Interest expense	9.5	0.2	0.3	(5.2)	4.8
Interest income	—	(8.8)	(1.1)	5.2	(4.7)
Equity in earnings of subsidiaries	(45.7)	(11.8)	—	57.5	—

Earnings from continuing operations before income taxes and minority interest	35.1	66.4	14.7	(57.5)	58.7
(Benefit) / provision for income taxes	(3.8)	20.6	2.0	—	18.8

Earnings from continuing operations before minority interest	38.9	45.8	12.7	(57.5)	39.9
Minority interest, net of income taxes	—	—	(0.9)	—	(0.9)

Net earnings from continuing operations	38.9	45.8	11.8	(57.5)	39.0
Loss from discontinued operations, net of income taxes and minority interest	—	(0.1)	—	—	(0.1)

Net earnings	$38.9	$45.7	$11.8	$(57.5)	$38.9

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of May 3, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$129.8	$101.6	$—	$231.4
Accounts receivable, net	—	97.1	18.6	(4.0)	111.7
Inventories	—	407.3	81.0	(6.8)	481.5
Current deferred income taxes	—	33.6	2.9	—	36.5
Prepaid expenses	—	54.8	8.3	—	63.1
Other current assets	54.5	299.4	82.0	(395.4)	40.5
Current assets of discontinued operations	—	1.0	—	—	1.0

Total current assets	54.5	1,023.0	294.4	(406.2)	965.7

Property and Equipment:
Land	—	9.3	—	—	9.3
Property, buildings and equipment	—	1,290.2	177.3	—	1,467.5
Accumulated depreciation and amortization	—	(808.5)	(112.3)	—	(920.8)

Property and equipment, net	—	491.0	65.0	—	556.0

Intangible assets, net	—	526.6	26.7	—	553.3
Goodwill	—	183.6	138.1	—	321.7
Deferred income taxes	—	—	1.1	—	1.1
Other assets	1,400.2	661.2	2.1	(2,019.3)	44.2

Total Assets	$1,454.7	$2,885.4	$527.4	$(2,425.5)	$2,442.0

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.4	$—	$—	$7.4
Accounts payable	—	127.7	103.3	(34.8)	196.2
Accrued expenses	240.9	305.1	35.8	(371.4)	210.4
Current liabilities of discontinued operations	—	1.9	—	—	1.9

Total current liabilities	240.9	442.1	139.1	(406.2)	415.9

Long-term debt	481.1	714.1	11.0	(293.1)	913.1
Deferred income taxes	—	114.0	1.2	—	115.2
Other liabilities	2.5	228.5	18.4	—	249.4
Minority interest	—	—	18.2	—	18.2
Commitments and contingencies
Total shareowners’ equity	730.2	1,386.7	339.5	(1,726.2)	730.2

Total Liabilities and Shareowners’ Equity	$1,454.7	$2,885.4	$527.4	$(2,425.5)	$2,442.0

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of May 5, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$180.6	$140.8	$—	$321.4
Short-term investments	—	6.1	—	—	6.1
Restricted cash	—	—	2.0	—	2.0
Accounts receivable, net	—	6.2	0.4	—	6.6
Inventories	—	311.0	77.9	(7.2)	381.7
Current deferred income taxes	—	13.8	2.4	—	16.2
Prepaid expenses	0.6	37.1	6.5	—	44.2
Other current assets	46.1	243.9	66.5	(343.9)	12.6
Current assets of discontinued operations	—	1.0	0.1	—	1.1

Total current assets	46.7	799.7	296.6	(351.1)	791.9

Property and Equipment:
Land	—	6.5	—	—	6.5
Property, buildings and equipment	—	1,129.5	155.3	—	1,284.8
Accumulated depreciation and amortization	—	(753.2)	(95.4)	—	(848.6)

Property and equipment, net	—	382.8	59.9	—	442.7

Intangible assets, net	—	86.9	9.0	—	95.9
Goodwill	—	34.7	5.4	—	40.1
Deferred income taxes	—	37.6	6.3	—	43.9
Other assets	1,355.3	500.1	1.4	(1,838.6)	18.2

Total Assets	$1,402.0	$1,841.8	$378.6	$(2,189.7)	$1,432.7

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	116.3	66.7	(25.5)	157.5
Accrued expenses	193.8	224.1	63.7	(325.6)	156.0
Current liabilities of discontinued operations	—	2.1	—	—	2.1

Total current liabilities	193.8	342.8	132.4	(351.1)	317.9

Long-term debt	480.7	—	14.1	(293.1)	201.7
Deferred income taxes	—	—	0.2	—	0.2
Other liabilities	2.3	153.4	19.4	—	175.1
Minority interest	—	—	12.6	—	12.6
Commitments and contingencies
Total Shareowners’ equity	725.2	1,345.6	199.9	(1,545.5)	725.2

Total Liabilities and Shareowners’ Equity	$1,402.0	$1,841.8	$378.6	$(2,189.7)	$1,432.7

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of February 2, 2008
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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended May 3, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$19.7	$21.5	$20.5	$(42.0)	$19.7
Loss from discontinued operations, net of income taxes and minority interest	—	0.4	—	—	0.4
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	1.7	—	—	1.7
Depreciation and amortization	0.8	27.7	6.6	—	35.1
Provision for losses on accounts receivable	—	0.4	0.1	—	0.5
Share-based compensation expense	—	4.4	(0.3)	—	4.1
Deferred income taxes	—	(12.0)	(1.9)	—	(13.9)
Minority interest, net of income taxes	—	—	1.6	—	1.6
Changes in working capital:
Accounts receivable	—	(15.4)	(11.5)	0.7	(26.2)
Inventories	—	(10.8)	(4.3)	3.3	(11.8)
Prepaid expenses and other current assets	1.3	19.9	(17.7)	17.7	21.2
Accounts payable	—	1.1	7.7	(9.0)	(0.2)
Accrued expenses	5.1	15.7	2.2	(12.7)	10.3
Changes in other assets and liabilities, net	(26.9)	45.5	(59.1)	44.5	4.0
Contributions to pension plans	—	(1.6)	—	—	(1.6)

Cash flow provided by (used in) operating activities	—	98.5	(56.1)	2.5	44.9

Investing Activities:
Capital expenditures	—	(39.4)	(3.3)	—	(42.7)
Proceeds from sale of property and equipment	—	0.2	—	—	0.2

Cash flow used in investing activities	—	(39.2)	(3.3)	—	(42.5)

Financing Activities:
Repayment of notes payable	—	(57.1)	(58.7)	115.8	—
Issuance of debt	—	—	116.6	(116.6)	—
Repayment of debt	—	(1.8)	—	—	(1.8)
Payment of deferred financing costs	—	(0.1)	—	—	(0.1)
Issuances of common stock	0.3	—	—	—	0.3
Purchases of common stock	(0.3)	—	—	—	(0.3)
Contributions by/distributions to parent	—	—	1.7	(1.7)	—
Contributions from minority owners	—	—	0.5	—	0.5
Distributions to minority owners	—	—	(1.2)	—	(1.2)
Dividends to parent	—	62.3	(62.3)	—	—

Cash flow provided by (used in) provided by financing activities	—	3.3	(3.4)	(2.5)	(2.6)
Effect of exchange rate changes on cash	—	(2.3)	1.4	—	(0.9)

Increase/(decrease) in cash and cash equivalents	—	60.3	(61.4)	—	(1.1)
Cash and cash equivalents, beginning of year	—	69.5	163.0	—	232.5

Cash and cash equivalents, end of quarter	$—	$129.8	$101.6	$—	$231.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended May 5, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$38.9	$45.7	$11.8	$(57.5)	$38.9
Loss from discontinued operations, net of income taxes and minority interest	—	0.1	—	—	0.1
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	2.5	0.1	—	2.6
Depreciation and amortization	0.2	20.7	3.6	—	24.5
Share-based compensation expense	—	3.0	0.1	—	3.1
Deferred income taxes	—	(2.7)	1.4	—	(1.3)
Minority interest, net of income taxes	—	—	0.9	—	0.9
Income tax benefit from share-based compensation	—	1.2	—	—	1.2
Excess tax benefit from share-based compensation	—	(1.2)	—	—	(1.2)
Interest income on held-to-maturity investments	—	(0.5)	—	—	(0.5)
Changes in working capital:
Accounts receivable, net	—	(2.7)	(0.1)	—	(2.8)
Inventories	—	(28.2)	6.8	2.8	(18.6)
Prepaid expenses and other current assets	(3.8)	(15.1)	(8.5)	37.6	10.2
Accounts payable	—	(29.4)	7.0	(5.0)	(27.4)
Accrued expenses	18.4	2.6	0.2	(35.4)	(14.2)
Changes in other assets and liabilities, net	(41.6)	4.0	(14.0)	57.5	5.9
Net cash used in discontinued operations	—	(0.1)	—	—	(0.1)

Cash flow provided by (used in) operating activities	12.1	(0.1)	9.3	—	21.3

Investing Activities:
Capital expenditures	—	(52.8)	(2.9)	—	(55.7)
Proceeds from sale of property and equipment	—	0.1	—	—	0.1
Purchases of investments	—	(6.1)	—	—	(6.1)
Sales and maturities of investments	—	90.5	—	—	90.5
Acquisition of business, net of cash acquired	—	(91.5)	—	—	(91.5)

Cash flow used in investing activities	—	(59.8)	(2.9)	—	(62.7)

Financing Activities:
Repayment of debt	—	(0.1)	—	—	(0.1)
Issuances of common stock	3.2	—	—	—	3.2
Purchases of common stock	(15.3)	—	—	—	(15.3)
Excess tax benefits from share-based compensation	—	1.2	—	—	1.2

Cash flow (used in) provided by financing activities	(12.1)	1.1	—	—	(11.0)
Effect of exchange rate changes on cash	—	—	2.4	—	2.4

(Decrease)/increase in cash and cash equivalents	—	(58.8)	8.8	—	(50.0)
Cash and cash equivalents, beginning of year	—	239.4	132.0	—	371.4

Cash and cash equivalents, end of quarter	$—	$180.6	$140.8	$—	$321.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property and employment matters; the inability to renew material leases, licenses or contracts upon their expiration; the risk that we will not be able to integrate recently acquired businesses successfully, or that such integration will take longer than anticipated; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2007 Annual Report on Form 10-K for the fiscal year ended February 2, 2008, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes thereto contained included under Part I Item 1 of this report. MD&A should also be read in conjunction with our consolidated financial statements as of February 2, 2008, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended February 2, 2008. MD&A includes the following sections:
•	Our Business — a general description of our business, our strategy and key 2008 events.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the 13 weeks ended May 3, 2008 and May 5, 2007 as presented in our condensed consolidated financial statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the 13 weeks ended May 3, 2008 and May 5, 2007 as presented in our condensed consolidated financial statements for our four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — an update since February 2, 2008 of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business
Collective Brands, Inc. is the holding company of Payless ShoeSource, Inc. (“Payless”), The Stride Rite Corporation (“Stride Rite”), and Collective International, LP (“Collective Licensing”). We operate a hybrid business model which includes retail, wholesale and licensing. Payless is one of the largest footwear retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. Stride Rite markets the leading brand of high-quality children’s shoes in the United States. Stride Rite also markets products for children and adults under well-known brand names, including Keds®, Sperry Top-Sider®, and Saucony®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.
We acquired Collective Licensing on March 30, 2007 and Stride Rite on August 17, 2007. The results of these acquisitions are included in our condensed consolidated financial statements as of these dates. The Company used cash on hand and the proceeds from a $725 million term loan to fund these acquisitions, the results of which have impacted our condensed consolidated financial statements in 2008.
Payless
Payless ShoeSource operates over 4,500 retail stores in 15 countries and territories in North America, the Caribbean, Central America, and South America. Our mission is to democratize fashion and design in footwear and accessories. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagle™, Champion® and Dexter®. Select stores also sell exclusive designer lines of footwear and accessories under the names Abaete for Payless, Lela Rose for Payless, and alice + olivia for Payless. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
Payless is comprised of two operating segments, Payless Domestic and Payless International. The Payless strategy focuses on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations.
Stride Rite
Stride Rite is one of the leading marketers of high quality men’s, women’s and children’s footwear in the United States and across the globe. Stride Rite was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of brands addressing different markets within the footwear industry. Stride Rite is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. Stride Rite markets products in countries outside North America through owned operations, independent distributors and licensees. Stride Rite also markets its products directly to consumers by selling children’s footwear through its Stride Rite retail stores and by selling all of its brands through Stride Rite outlet stores and through ecommerce. In total, Stride Rite operates over 300 retail locations.
Stride Rite is comprised of two operating segments, Stride Rite Retail and Stride Rite Wholesale. We intend to build upon Stride Rite’s position as the premier brand in children’s footwear. We also continue to build Sperry Top-Sider® and Keds® into a nautical lifestyle and athletic lifestyle brands, respectively, and to leverage Saucony’s authentic running heritage to build a greater global athletic and lifestyle footwear and apparel business.
Key 2008 Events
The weakening economy in the United States is placing pressure on the retail industry and our business. We plan to continue our successful merchandising strategies and maintain the right balance of our opening price point offerings while communicating to customers through refined mass and direct marketing. Additionally, we will continue to build a more diverse portfolio of brands to position ourselves in the mass and premium markets. Finally, we will build on our success in international markets to help mitigate the challenging economic conditions in the United States. We expect the weak economy to influence our business throughout 2008.
We are experiencing inflationary pressures in China, where the majority of our products are made. We are looking for ways to control costs by working with our factory partners on opportunities for production further inland and north in China as well as other countries such as Indonesia and India, as well as expanding our existing presence in Vietnam. We believe we will be able to manage cost by using a number of initiatives such as more direct sourcing, the consolidation of raw material suppliers, and the consolidation of factories. We expect inflationary pressures in China to continue to impact our business in 2008.
As discussed in Note 18 of our condensed consolidated financial statements, we are currently involved in litigation with K-Swiss, adidas America, Inc. and adidas-Salomon AG (collectively, “adidas”), Crocs, Inc. and others in the ordinary course of business. On

May 5, 2008, a jury returned a verdict against us in the aggregate amount of $304.6 million in connection with our litigation with adidas. We believe that the verdict was excessive, unjustified and the product of legal error. As described under “Legal Proceedings” herein, although we are expeditiously taking steps to protect our legal rights, there can be no assurances that our efforts will be successful.
The jury verdict in our litigation with adidas has negatively impacted our business and we expect the negative impacts to continue until the matter is resolved. Our litigation with adidas has occupied a significant amount of management time and resources. Since the entry of the jury verdict, management’s time commitment and the related expenses, including the expenses associated with outside advisors, have increased and are expected to continue until the litigation is resolved. We also may be subject to an injunction preventing us from selling certain two and four striped shoes. Depending upon the scope, such an injunction could adversely affect our financial results if we are not able to find suitable replacements to sell in our stores. See “Risk Factors” below for a further discussion of the risks to our business resulting from our litigation with adidas.
During the first quarter of 2008, we recorded a $30.0 million pre-tax loss in connection with our adidas litigation. This loss, which was recorded within cost of sales on our condensed consolidated statement of earnings, resulted in an equal amount being recorded in accrued expenses on our condensed consolidated balance sheet. The likelihood of further losses and the ultimate amount of any such losses are not reasonably determinable at this time; however, the actual resolution of our litigation may result in a reversal of the loss or further losses, which could be significant and could materially adversely affect our financial position, results of operations and cash flows in the period in which those losses are recorded.
For further discussion related to our litigation contingencies, please refer to Note 18 of our condensed consolidated financial statements, the “Liquidity and Capital Resources” section of this MD&A, and to Item 1 of Part II — Other Information within this Form 10-Q.
Consolidated Review of Operations
The following table presents the components of costs and expenses, as a percent of net sales, for the first quarter ended May 3, 2008 (“2008”) and May 5, 2007 (“2007”).

	First Quarter
	2008	2007

Net sales	100.0%	100.0%
Cost of sales	67.3	63.1

Gross margin	32.7	36.9
Selling, general and administrative expense	28.3	28.8

Operating profit from continuing operations	4.4	8.1
Interest expense, net	1.9	0.1

Earnings from continuing operations before income taxes and minority interest	2.5	8.0
Effective income tax rate*	9.6	32.0

Earnings from continuing operations before minority interest	2.3	5.5
Minority interest, net of income taxes	(0.1)	(0.1)

Net earnings from continuing operations	2.2	5.4
Loss from discontinued operations, net of income taxes and minority interest	(0.1)	(0.1)

Net earnings	2.1%	5.3%

*	Percent of pre-tax earnings
Net Earnings
First quarter 2008 net earnings were $19.7 million, or $0.31 per diluted share, down 49.4% versus first quarter 2007 net earnings of $38.9 million, or $0.59 per diluted share. Results reflect a lower effective income tax rate than previously anticipated primarily due to the greater-than expected mix of earnings in lower-tax, international jurisdictions. Results for the first quarter of 2008 also include charges related to litigation totaling $30.0 million and incremental costs resulting from the flow through of acquired inventory recorded at fair value in the Stride Rite acquisition totaling $3.5 million pre-tax.
Net Sales

The table below summarizes net sales information for the first quarter of 2008 and 2007. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. Except for net sales, all metrics below exclude information from our Stride Rite Retail and Stride Rite Wholesale segments as those segments were not present until the acquisition date of August 17, 2007.
Sales percent increases (decreases) are as follows:

	First Quarter
	2008	2007

Net sales	28.0%	4.9%
Same-store sales*	(6.5)	5.0
Average selling price per unit	2.6	2.1
Unit volume	(7.5)	3.0
Footwear average selling price per unit	3.8	2.2
Footwear unit volume	(8.8)	3.3
Non-footwear average selling price per unit	(0.5)	(0.2)
Non-footwear unit volume	(1.9)	2.2

*	The same-store sales calculation excludes Latin America.
For the first quarter of 2008, total sales increased 28.0% or $203.8 million, to $932.4 million, over the first quarter of 2007. The increase in net sales was driven by the acquisition of Stride Rite in August 2007. In the first quarter of 2008, net sales included in the Stride Rite Retail reporting segment were $57.1 million and net sales in our Stride Rite Wholesale reporting segment were $182.5 million. There were no comparable sales for the first quarter of 2007 for these segments, as we had not yet acquired them at that time. Sales also increased in our Payless International reporting segment by 14.2% or $13.0 million to $104.3 million over the first quarter of 2007. These increases were offset by a decrease in sales from our Payless Domestic reporting segment of 7.7% or $48.8 million.
Cost of Sales
Cost of sales was $627.3 million in the 2008 first quarter, up 36.5% from $459.7 million in the 2007 first quarter. The increase in cost of sales from 2007 to 2008 is primarily due to incremental sales due to the acquisition of Stride Rite and the litigation charge recorded in the first quarter of 2008, partially offset by the impact of lower sales in the Payless Domestic segment.
Gross Margin
Gross margin rate for the first quarter of 2008 was 32.7%, compared to a gross margin rate of 36.9% in the first quarter of 2007. The decrease in gross margin rate is primarily due to the impact of the litigation charge of $30.0 million, the de-leveraging of fixed costs such as rent and other occupancy costs for our Payless Domestic segment and the impact of Stride Rite’s lower gross margin rate. Stride Rite’s gross margin rate was impacted by purchase accounting charges of $3.5 million resulting from the flow through of acquired inventory recorded at fair value. These items were partially offset by more favorable initial mark-ons relative to last year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $263.8 million in the first quarter of 2008, an increase of 25.7% from $209.9 million in the first quarter of 2007. The increase in SG&A expenses for the first quarter of 2008 compared to 2007 is primarily due to the addition of Stride Rite.
As a percentage of net sales, SG&A expenses were 28.3% of net sales in the first quarter of 2008 versus 28.8% in the first quarter of 2007. The decrease, as a percentage of net sales, in the first quarter of 2008 was primarily due to the incremental impact of Stride Rite’s lower selling, general and administrative expense rate (1.4%) and Payless expense reductions (0.5%) partially offset by the impact of lower comparable Payless Domestic store sales (1.5%).
Interest Expense (Income)
Interest income and expense components were:

	First Quarter
(dollars in millions)	2008	2007

Interest expense	$18.5	$4.8
Interest income	(1.3)	(4.7)

Interest expense, net	$17.2	$0.1

The increase in interest expense in the first quarter of 2008 is due primarily to the increased borrowings used to fund the Stride Rite acquisition. The decline in interest income is a result of the decrease in invested cash balances used to fund the Stride Rite and Collective Licensing acquisitions in 2007.
Income Taxes
Our effective income tax rate on continuing operations was 9.6% during the first quarter of 2008 as compared to 32.0% in the first quarter of 2007. The favorable difference in the overall effective tax rate for 2008 compared to 2007 is due primarily to comparatively lower income in relatively high tax rate jurisdictions partially caused by increased interest and litigation expenses, as well as increased income in relatively lower tax rate jurisdictions. We recorded $1.3 million of favorable discrete events in the first quarter of 2008. In total for fiscal 2008, the effective income tax rate is expected to be approximately 16% exclusive of discrete events. For additional information regarding our income taxes, please see Note 14, Income Taxes, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Minority Interest, Net of Taxes
Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations. The increase in minority interest, net of taxes, is due to improved net earnings in our Latin America joint ventures.
Discontinued Operations
Discontinued operations include Parade and Japan retail operations. The loss from discontinued operations of $0.4 million and $0.1 million, net of income taxes and minority interest, during the first quarters of 2008 and 2007, respectively, primarily relates to lease termination costs associated with the exit from Parade.
Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating profit from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment revenues from external customers to consolidated net sales and reporting segment operating profit from continuing operations to our consolidated operating profit from continuing operations for the thirteen weeks ended May 3, 2008 and May 5, 2007:

	First Quarter
(in millions)	2008	2007

Revenues from external customers:
Payless Domestic	$588.5	$637.3
Payless International	104.3	91.3
Stride Rite Wholesale	182.5	—
Stride Rite Retail	57.1	—

Consolidated Net Sales	$932.4	$728.6

Operating profit from continuing operations:
Payless Domestic	$5.1	$53.1
Payless International	11.4	5.7
Stride Rite Wholesale	23.1	—
Stride Rite Retail	1.6	—

Operating profit from continuing operations	$41.2	$58.8

The following table presents the change in store count during the first quarter of 2008 and 2007 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless	Payless	Stride Rite
	Domestic	International	Retail	Total

First Quarter 2008
Beginning store count	3,954	598	340	4,892
Stores opened	51	10	12	73
Stores closed	(49)	(2)	(4)	(55)

Ending store count	3,956	606	348	4,910

First Quarter 2007
Beginning store count	3,986	586	—	4,572
Stores opened	33	5	—	38
Stores closed	(45)	(1)	—	(46)

Ending store count	3,974	590	—	4,564

Payless Domestic Segment Operating Results
The Payless Domestic operating segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless Domestic segment for the thirteen weeks ended May 3, 2008 and May 5, 2007:

	First Quarter
			Percent decrease
(dollars in millions)	2008	2007	2007 to 2008

Revenues from external customers	$588.5	$637.3	(7.7)%
Operating profit from continuing operations	$5.1	$53.1	(90.4)%
Operating profit from continuing operations as % of revenues from external customers	0.9%	8.3%
For the first quarter of 2008, revenues from external customers for the Payless Domestic reporting segment decreased 7.7% or $48.8 million, to $588.5 million, from the first quarter of 2007. The decrease in sales from 2007 to 2008 is due to lower traffic and lower unit sales across all product categories, partially offset by increases in average selling prices per unit across all footwear product categories.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 0.9% for the first quarter of 2008 compared to 8.3% in the first quarter of 2007. The percentage decrease is primarily due to the impact of litigation, and negative leverage on rent, other occupancy costs and SG&A expenses due to lower net sales.
Payless International Segment Operating Results
Our Payless International operating segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands.

	First Quarter
			Percent increase
(dollars in millions)	2008	2007	2007 to 2008

Revenues from external customers	$104.3	$91.3	14.2%
Operating profit from continuing operations	$11.4	$5.7	100.0%
Operating profit from continuing operations as % of revenues from external customers	10.9%	6.2%
In general, gross margin percentages in our Payless International segment exceed those in the Payless Domestic segment. Also, as a percent of net sales, our selling, general and administrative expenses in the Payless International segment are lower than in the Payless Domestic segment primarily due to lower payroll-related expenses. Therefore, as a percentage of net sales, operating profits in our Payless International segment generally exceed those in our Payless Domestic segment.
For the first quarter of 2008, revenues from external customers for the Payless International reporting segment increased 14.2% or $13.0 million, to $104.3 million, over the first quarter of 2007. The increase in sales was driven by increased sales in Canada, Central and South America.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 10.9% for the first quarter of 2008 compared to 6.2% in the first quarter of 2007. The percentage increase is primarily due to improved gross margin rates in Canada and Central America.

Stride Rite Wholesale Segment Operating Results
The Stride Rite Wholesale operating segment is comprised of Stride Rite’s wholesale operations, which includes sales from the Stride Rite, Robeez, Sperry Top-Sider, Saucony, Keds and Tommy Hilfiger brands.
The revenues from external customers for the Stride Rite Wholesale segment were $182.5 million for the first quarter of 2008. We did not have revenues for this segment during the first quarter of 2007 as Stride Rite was acquired on August 17, 2007. Sales in this segment were driven primarily by strong sales of the Sperry Top-Sider, Saucony and Tommy Hilfiger brands, which were partially offset by declines in the Keds business. The Stride Rite Wholesale segment operating profit of $23.1 million was primarily driven by strong sales of Saucony, Sperry Top-Sider and Tommy Hilfiger product.
In 2008, we announced plans to end our licensing agreement with Tommy Hilfiger for our men’s and women’s brands, effective January 1, 2009. Our license for Tommy Hilfiger Kids footwear licensing agreement will expire at the end of calendar year 2009 and there can be no assurances that it will be renewed.
Stride Rite Retail Segment Operating Results
The Stride Rite Retail operating segment is comprised of operations from Stride Rite’s specialty stores and outlet stores.
The sales from external customers for the Stride Rite Retail segment were $57.1 million for the first quarter of 2008. We did not have sales for this segment prior to 2007 as Stride Rite was acquired on August 17, 2007. The Stride Rite Retail segment operating income was $1.6 million for the first quarter of 2008. Sales and operating profit in this segment were affected by the difficult economic and retail environment.
Liquidity and Capital Resources
We ended the first quarter of 2008 with a cash and cash equivalents balance of $231.4 million, a decrease of $90.0 million over the 2007 first quarter, and no short-term investments, a decrease of $6.1 million over the 2007 first quarter. The year-to-year decreases were due primarily to the acquisition of Stride Rite, offset by cash generated from operations.
As of May 3, 2008, our foreign subsidiaries and joint ventures had $100.4 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
On May 16, 2008, we borrowed $215.0 million under our revolving loan facility, which increased cash and cash equivalents by that amount and decreased our availability under our revolving loan facility by $215.0 million. As of June 3, 2008, we have $66.2 million of availability under our revolving loan facility.
On May 5, 2008, a jury returned a verdict against us in the aggregate amount of $304.6 million in connection with our litigation with adidas. We believe that the verdict was excessive, unjustified and the product of legal error. As described under “Legal Proceedings” herein, although we are expeditiously taking steps to protect our legal rights, there can be no assurances that our efforts will be successful. We are currently pursuing post-trial motions related to the jury’s verdict and the court has not yet entered a final judgment or determined whether or to what extent to enter an injunction. In connection with any appeal, we will be required either to pay the amount of the judgment or to post a bond to secure the judgment pending appeal, which the court could require be in an amount in excess of the judgment. We would expect to pay any judgment or secure any bond using unrestricted domestic cash on hand, and if our cash on hand is insufficient, from other sources. Unless the court enters a judgment that is substantially less than the jury’s $304.6 million verdict, any such payment or security would likely have a material adverse affect on the liquidity and capital resources we need to operate our business, even if we are ultimately successful in having the judgment overturned or the amount of the judgment substantially reduced on appeal. See “Risk Factors” below for a further discussion of our litigation with adidas.
As of May 3, 2008, we were in compliance with all of our debt covenants. We believe that our liquid assets, cash generated from operations and amounts available under our revolving loan facility will provide us with sufficient funds for capital expenditures and other operating activities for the next twelve months.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $44.9 million in the first three months of 2008, compared with $21.3 million for the same period in 2007. As a percentage of net sales, cash flow from operations was 4.8% in the first three months of 2008, compared with 2.9% in the same period in 2007. The significant changes in cash flow during the first three months of 2008 as compared with the 2007 period relate to net positive cash flow from working capital changes at Payless including accounts payable, as well as the incremental cash generated by Stride Rite.

Cash Flow Used in Investing Activities
Our capital expenditures totaled $42.7 million during the first three months of 2008, compared with $55.7 million for the same period in 2007. Total capital expenditures in 2008 are expected to be approximately $130 million. We intend to use internal cash flow and available financing from Revolving Loan Facility to finance all of these expenditures.
Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Quarter
	2008		2007
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Stock repurchase program	$—	—	$15.2	454
Employee stock purchase, deferred compensation and stock incentive plans	0.3	22	0.1	4

	$0.3	22	$15.3	458

Under the indenture governing our 8.25% Senior Subordinated Notes, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
Contractual Obligations
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended February 2, 2008. There have been no significant developments with respect to our contractual obligations since February 2, 2008.
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	May 3,	May 5,	February 2,
	2008	2007	2008

Current Ratio	2.3	2.5	2.3
Debt-capitalization Ratio*	55.8%	22.0%	56.7%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 74.9%, 62.7% and 73.5%, respectively, for the periods referred to above.
The increase of the debt-capitalization ratio as of May 3, 2008 is due to the additional debt incurred to finance the Stride Rite acquisition.
Critical Accounting Policies
Accounting for Contingencies
We are involved in various legal proceedings that arise from time to time in the ordinary course of our business. Except for income tax contingencies, we record accruals for contingencies to the extent that we conclude that their occurrence is probable and that the related liabilities are estimable and we record anticipated recoveries under existing insurance contracts when assured of recovery. We consider many factors in making these assessments including the progress of the case, opinions or views of legal counsel, prior case law, the experience of the Company or other companies in similar cases, and our intent on how to respond. Because litigation and other contingencies are inherently unpredictable and excessive verdicts do occur, these assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended February 2, 2008.

New Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”. FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (FSP 157-2) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 did not have a material effect on our condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material effect on our condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. We are currently evaluating the impact the adoption of SFAS No. 141(R) will have on our condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 becomes effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 160 will have on our condensed consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We are currently evaluating the impact the adoption of SFAS No. 161 will have on our condensed consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Any effect of applying the provisions of SFAS No. 162 is to be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections”. We will adopt SFAS No. 162 once it is effective and are currently evaluating the effect that the adoption will have on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at May 3, 2008; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. As of May 3, 2008, we have hedged $520 million of our Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of May 3, 2008, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $1.9 million annually or approximately $0.5 million per quarter.
Foreign Currency Risk
We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the three months ended May 3, 2008, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of May 2, 2008, the last day of trading in our quarter, the exchange rate was 7.00 Yuan per U.S. dollar.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, plaintiffs appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On December 21, 2007, the District Court entered an Order granting, in part, adidas’ summary judgment motion and dismissing several of the Company’s affirmative defenses including laches, waiver and estoppel. In that same order, the District Court denied several of the Company’s summary judgment motions, although the judge did dismiss plaintiffs’ state law trademark dilution claims (during the trial, the Court clarified its ruling indicating that only the state law dilution claims with respect to trade dress were dismissed). On February 4, 2008, the Company filed (with the Court’s permission) a motion to reconsider the District Court’s summary judgment rulings dismissing the Company’s laches, waiver and estoppel defenses, which was denied on March 10, 2008. On April 8, 2008, a four week jury trial commenced, at the conclusion of which on May 5, 2008, the jury entered a verdict against the Company for actual damages in the amount of $30,610,079; disgorgement profits damages in the amount of $137,003,578 (which required a finding of willfulness); and punitive damages in the amount of $137,003,578. On May 12, 2008, the Company filed a Motion for Judgment as a Matter of Law or in the alternative a Motion for New Trial, and requested that the verdict be vacated or in the alternative for Remittitur of the amount of the verdict. On May 21, 2008, plaintiffs filed a Proposed Order of Permanent Injunction and supporting brief requesting permanent injunctive relief. The Company responded on May 27, 2008, with a Memorandum in Opposition to Plaintiffs’ proposed Order of Permanent Injunction. The Company requested oral argument before the Court on all post-trial motions. On or about May 13, 2008, The Ohio Casualty Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The Company has not yet filed a response. The Company believes the verdict was excessive, unjustified and the product of legal error, and that its post-trial motions raise meritorious claims with respect to the verdict. The Company is also considering the appeal of the verdict in this lawsuit. During the first quarter of 2008, the Company recorded a $30.0 million, or $0.36 per diluted share, pre-tax liability related to loss contingencies associated with this matter. This liability, which was recorded within accrued expenses on the Company’s condensed consolidated balance sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $304.6 million, and the ultimate resolution of the this matter may materially differ from the amount recorded as of May 3, 2008 as a result of future court rulings or potential settlements, thereby materially affecting the Company’s financial position, results of operations and cash flows.
On or about February 5, 2004, a complaint was filed against us in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On May 14, 2005, a First Amended Complaint was filed, to include a breach of contract claim. The Company has filed an answer. The case is currently assigned to Judge George P. Schiavelli who, on January 14, 2008, set the case for trial on July 8, 2008, with a pretrial conference set for June 30, 2008. On October 12, 2006, the Company filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. The Company has moved to dismiss the California action filed by St. Paul, which was granted on February 12, 2007. On November 2, 2006, St. Paul removed the action from state court to the U.S. District Court for the District of Kansas. Also, on November 2, 2006, St. Paul moved to transfer the Kansas action to the U.S. District Court for the Central District of California, which was denied on January 10, 2007. On January 23, 2007, St. Paul filed a motion to stay the Kansas Action until the underlying lawsuit is resolved, which was granted on March 2, 2007. The Company believes it has meritorious defenses to the claims asserted in the underlying lawsuit. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. In the ITC investigation, Crocs seeks an order and injunction prohibiting any of the Respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge (“ALJ”) in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining Respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all Respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All Respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the ALJ entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the ALJ entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the ALJ from September 7-14, 2007. On April 11, 2008, the ALJ rendered a decision in favor of Respondents. The ALJ made an initial determination that there are no grounds upon which to grant the exclusionary order sought by Crocs, based upon these factors: (1) the utility patent US No. 6,993,858 is invalid; (2) the accused shoes lack substantial similarity with respect to the design of design patent No. D517,789; and (3) Crocs failed to demonstrate that it practices a domestic industry by making shoes within the scope of design patent No. D517,789. Post-hearing briefing to determine whether the ITC will review the ALJ’s decision has been completed. The target date for completion of the investigation is August 11, 2008. On or about December 11, 2007, Discover Property & Casualty Insurance Company filed a declaratory judgment action against the Company, Payless ShoeSource Worldwide, Inc. and Collective Licensing (collectively “Defendants”) seeking a declaration that there is no coverage for the Colorado federal court action or the ITC action filed by Crocs. On February 29, 2008, Defendants filed a motion to dismiss or stay the action, which motion remains pending. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and actions and has filed an answer and defenses. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
ITEM 1A. RISK FACTORS
For more information regarding our critical accounting policies, estimates and judgments, see Item 1A in our Form 10-K for the year ended February 2, 2008. In addition to our risk factors disclosed in our 2007 Annual Report on Form 10-K, we now have the following risk factor:
Our exposure to legal claims has increased substantially as a result of the $304.6 million jury verdict in our litigation with adidas. That jury verdict has negatively impacted our business and we expect those negative impacts to continue. If that verdict is incorporated into a final judgment without substantial reduction in the amount or if we are required to post a bond at or in excess of the verdict amount in order to appeal, our financial position, results of operations, cash flows, liquidity and access to capital would be negatively impacted.
On May 5, 2008, a jury returned a verdict against us in the aggregate amount of $304.6 million in connection with our litigation with adidas. As described under “Legal Proceedings” herein, although we are taking steps to protect our legal rights, there can be no assurances that our efforts will be successful.
The jury verdict in our litigation with adidas has negatively impacted our business and is expected to continue to negatively impact our business until the matter is resolved, which could be several years from now if our post-trial motions are unsuccessful and we appeal the jury verdict to the United States Court of Appeals. For example, following the jury verdict, two rating agencies revised our ratings outlook to negative from stable. A reduction in our ratings, including one that might occur as a result of the entry of a substantial monetary judgment against us, would likely increase our borrowing costs and could make obtaining capital for our business more difficult. In addition, the impact of bonding or paying a judgment could have a negative impact on our ability to operate our business in the same manner as it is currently being conducted. Adidas may seek to increase the amount of any judgment by requesting enhanced actual damages and attorneys’ fees. We also may be subject to an injunction preventing us from selling certain two and four striped shoes. Depending upon the scope of such an injunction, it could adversely affect our financial results if we are not able to find suitable replacements to sell in our stores.

Our litigation with adidas has occupied a significant amount of management time and resources. Since the entry of the jury verdict, management’s time commitment and the related expenses, including expenses associated with outside advisors, have increased and are expected to continue until the litigation is resolved.
We are currently pursuing post-trial motions related to the jury’s verdict and the court has not yet entered a final judgment or determined whether or to what extent to enter an injunction. In connection with any appeal, we will be required either to pay the amount of the judgment or to post a bond to secure the judgment pending appeal, which the court could require be in an amount in excess of the judgment. We would expect to pay any judgment or secure any bond using unrestricted domestic cash on hand, and if our cash on hand is insufficient, from other sources. Unless the court enters a judgment that is substantially less than the jury’s $304.6 million verdict, any such payment or security would likely have a material adverse affect on our results of operations, and the liquidity and capital resources we need to operate our business, even if we are ultimately successful in having the judgment overturned or the amount of the judgment substantially reduced on appeal. For example, if we are required to post a bond in a substantial amount, we would no longer have access to that amount of cash, it is likely that rating agencies would reduce the ratings applicable to our debt, our borrowing costs would likely increase and our access to capital would be negatively impacted.
An adverse final resolution of our litigation with adidas following appeal could have a material adverse effect on our results of operations, liquidity and capital resources. As described above, any further loss that we would record could be significant and could materially adversely affect our results of operations in the period in which those losses are recorded, as well as affecting our ability to operate our businesses in the manner in which we have planned. Although as of June 4, 2008 we were in compliance with the terms of our credit agreements, the significant uncertainty surrounding our litigation means that no assurance can be given that we will remain so in the future.
During the first quarter of 2008, we recorded a $30.0 million pre-tax loss in connection with the adidas litigation. Although the likelihood of further losses and the ultimate amount of any such losses are not reasonably determinable at this time, the actual resolution of our litigation may result in further losses, which could be significant and could materially adversely affect our financial position, results of operations and cash flows. For example, if the court enters a monetary judgment, we might be required to record a further loss, including a loss up to the amount of the judgment not previously recorded.
We are also involved in litigation with K-Swiss, which has made claims as set forth in the “Legal Proceedings” section herein. Although we believe that we have meritorious defenses to the claims made by K-Swiss, we also face the risks of monetary and injunctive relief in the K-Swiss litigation. An adverse final resolution of our litigation with K-Swiss could have a material adverse affect on our financial position, results of operations and cash flows.
Although we carry insurance coverage with respect to certain claims related to litigation and have made claims under the applicable policies for our litigation with adidas and K-Swiss, there can be no assurances that those policies will provide coverage for any liability we may ultimately incur with respect to these matters.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 22, 2008, 14,136 shares were credited to Director’s accounts under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. Each Director is permitted to defer receipt of a portion of their compensation including their annual restricted stock grant pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. Non-Management Directors also deferred an aggregate of 30,628 shares under the Deferred Compensation Plan for Non-Management Directors, which they would have otherwise been entitled to receive as part of their director fee. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transaction by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended May 3, 2008, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)

02/03/08 — 03/01/08	5	$16.08	—	$204.8
03/02/08 — 04/05/08	10	14.72	—	204.8
04/06/08 — 05/03/08	7	12.74	—	204.8

Total	22	$14.41	—	$204.8 (2)

(1)	Includes an aggregate of approximately twenty-two thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Stockholders of the Registrant was held on May 22, 2008.

(b)	At the Annual Meeting of Stockholders of the Registrant held on May 22, 2008, action was taken with respect to the election of three directors of the Registrant: 47,227,215 shares were voted for Judith K. Hofer while authority was withheld with respect to 7,095,642 shares, 49,089,098 shares were voted for Robert F. Moran while authority was withheld with respect to 5,233,759 shares, and 49,039,449 shares were voted for Matthew E. Rubel while authority was withheld with respect to 5,283,408 shares. Other directors whose term of office continued after the meeting include, Daniel Boggan Jr., Mylle H. Mangum, John F. McGovern, D. Scott Olivet, Michael A. Weiss and Robert C. Wheeler. Mr. Howard R. Fricke retired at the end of his current term, which expired at the May 22, 2008 Annual Meeting of Stockholders.

(c)	Stockholders also ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm: 51,154,501 votes in favor, 3,104,827 votes against and 63,529 votes abstaining.
ITEM 6. EXHIBITS
(a) Exhibits:

Number	Description

10.1	Collective Brands, Inc. Deferred Compensation Plan for Non-Management Directors as amended and restated January 1, 2008.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTIVE BRANDS, INC.
Date: June 5, 2008	By:	/s/ Matthew E. Rubel
Matthew E. Rubel
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: June 5, 2008	By:	/s/ Ullrich E. Porzig
Ullrich E. Porzig
Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)