Form 10-Q
period 2008-08-02
COLLECTIVE BRANDS, INC.
filed 2008-09-03
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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
YES ☑  NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).
YES ☐  NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
63,822,385 shares as of August 29, 2008

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 2, 2008
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
Net sales	$911.7	$699.3	$1,844.1	$1,427.9
Cost of sales	628.9	458.7	1,256.2	918.4

Gross margin	282.8	240.6	587.9	509.5
Selling, general and administrative expenses	259.2	201.0	523.0	410.9
Restructuring charges	—	0.1	0.1	0.3

Operating profit from continuing operations	23.6	39.5	64.8	98.3
Interest expense	20.7	4.8	39.2	9.6
Interest income	(3.9)	(4.0)	(5.2)	(8.7)

Earnings from continuing operations before income taxes and minority interest	6.8	38.7	30.8	97.4
(Benefit) provision for income taxes	(2.8)	12.7	(0.5)	31.5

Earnings from continuing operations before minority interest	9.6	26.0	31.3	65.9
Minority interest, net of income taxes	(1.4)	(1.3)	(3.0)	(2.2)

Net earnings from continuing operations	8.2	24.7	28.3	63.7
(Loss) earnings from discontinued operations, net of income taxes and minority interest	(0.1)	0.2	(0.5)	0.1

Net earnings	$8.1	$24.9	$27.8	$63.8

Basic earnings per share:
Earnings from continuing operations	$0.13	$0.38	$0.45	$0.98
Earnings (loss) from discontinued operations	—	0.01	(0.01)	0.01

Basic earnings per share	$0.13	$0.39	$0.44	$0.99

Diluted earnings per share:
Earnings from continuing operations	$0.13	$0.37	$0.45	$0.96
Earnings (loss) from discontinued operations	—	0.01	(0.01)	0.01

Diluted earnings per share	$0.13	$0.38	$0.44	$0.97

Basic Weighted Average Shares Outstanding	62.9	64.5	62.8	64.6
Diluted Weighted Average Shares Outstanding	63.1	65.7	63.1	65.9
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	August 2,	August 4,	February 2,
	2008	2007	2008

ASSETS
Current Assets:
Cash and cash equivalents	$451.4	$327.4	$232.5
Restricted cash	—	2.0	—
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of August 2, 2008 and February 2, 2008 of $5.2 and $3.4, respectively	119.7	8.0	86.1
Inventories	483.3	370.0	470.1
Current deferred income taxes	40.9	16.8	23.8
Prepaid expenses	63.5	46.5	93.4
Other current assets	21.6	16.9	31.5
Current assets of discontinued operations	0.9	0.8	0.8

Total current assets	1,181.3	788.4	938.2

Property and Equipment:
Land	8.6	5.7	9.3
Property, buildings and equipment	1,486.2	1,323.0	1,440.1
Accumulated depreciation and amortization	(938.9)	(868.6)	(898.4)

Property and equipment, net	555.9	460.1	551.0

Intangible assets, net	545.4	94.7	559.5
Goodwill	324.1	40.2	321.0
Deferred income taxes	0.7	47.0	1.5
Other assets	43.5	26.0	44.0

Total Assets	$2,650.9	$1,456.4	$2,415.2

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$7.4	$0.3	$7.4
Notes payable	—	2.0	—
Accounts payable	198.3	164.3	200.9
Accrued expenses	206.2	137.9	203.5
Current liabilities of discontinued operations	1.9	1.5	1.3

Total current liabilities	413.8	306.0	413.1

Long-term debt	1,126.3	200.9	914.9
Deferred income taxes	108.2	0.2	112.9
Other liabilities	240.5	179.1	254.2
Minority interest	19.2	11.5	17.2
Commitments and contingencies (Note 17)
Shareowners’ equity	742.9	758.7	702.9

Total Liabilities and Shareowners’ Equity	$2,650.9	$1,456.4	$2,415.2

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended
	August 2,	August 4,
	2008	2007

Operating Activities:
Net earnings	$27.8	$63.8
Loss (earnings) from discontinued operations, net of income taxes and minority interest	0.5	(0.1)
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	4.6	4.3
Depreciation and amortization	70.0	50.3
Provision for losses on accounts receivable	1.5	—
Share-based compensation expense	8.5	6.2
Deferred income taxes	(26.2)	(3.9)
Minority interest, net of income taxes	3.0	2.2
Income tax benefit from share-based compensation	—	2.5
Excess tax benefit from share-based compensation	—	(2.4)
Interest income on held-to-maturity investments	—	(0.6)
Changes in working capital, exclusive of the effects of acquisitions:
Accounts receivable	(34.7)	(2.9)
Inventories	(13.9)	(6.0)
Prepaid expenses and other current assets	39.4	1.4
Accounts payable	0.7	(20.3)
Accrued expenses	7.4	(38.7)
Changes in other assets and liabilities, net	—	6.8
Contributions to pension plans	(1.6)	—
Net cash used in discontinued operations	—	(0.2)

Cash flow provided by operating activities	87.0	62.4

Investing Activities:
Capital expenditures	(78.2)	(93.0)
Proceeds from sale of property and equipment	1.1	1.6
Purchases of investments	—	(6.1)
Sales and maturities of investments	—	96.7
Acquisition of business, net of cash acquired	—	(93.2)

Cash flow used in investing activities	(77.1)	(94.0)

Financing Activities:
Proceeds from revolving loan facility	215.0	—
Repayment of debt	(3.6)	(5.3)
Payment of deferred financing costs	(0.1)	—
Issuances of common stock	0.6	7.8
Purchases of common stock	(1.3)	(20.7)
Excess tax benefit from share-based compensation	—	2.4
Contributions by minority owners	2.6	—
Distribution to minority owners	(3.6)	(2.4)

Cash flow provided by (used in) financing activities	209.6	(18.2)

Effect of exchange rate changes on cash	(0.6)	5.8

Increase (decrease) in cash and cash equivalents	218.9	(44.0)
Cash and cash equivalents, beginning of year	232.5	371.4

Cash and cash equivalents, end of quarter	$451.4	$327.4

Supplemental cash flow information:
Interest paid	$38.7	$9.0
Income taxes paid	$8.4	$19.7
Non-cash investing and financing activities:
Accrued capital additions	$17.9	$17.5
Accrued capital lease addition	$—	$1.2
Accrued acquistion costs	$—	$2.5
Accrued financing costs	$—	$3.0
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Interim Results
These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 52-95) in the Company’s 2007 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in the Central and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. Certain prior period amounts have been reclassified, based on the aggregation rules contained in the Security and Exchange Commission’s Regulation S-X, Rule 5-02, to conform to the current period presentation. The results for the twenty-six week period ended August 2, 2008 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 31, 2009.
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

The purchase price allocation, net of cash acquired, was as follows:

(dollars in millions)

Receivables	$91.3
Inventories	184.6
Other current assets	35.7

Total current assets	311.6
Property and equipment	68.0
Goodwill	283.9
Indefinite lived trademarks	388.1
Finite lived intangible assets	84.2
Other assets	10.7

Total assets acquired	1,146.5

Accounts payable	(53.4)
Accrued expenses and other current liabilities	(61.8)

Total current liabilities	(115.2)
Long-term debt	(46.0)
Long-term deferred tax liabilities	(178.3)
Other long-term liabilities	(20.4)

Total liabilities	(359.9)

Net assets acquired	$786.6

As part of the purchase price allocation, the Company incurred exit costs as a result of the Stride Rite acquisition. These costs include employee severance for certain Stride Rite corporate employees as well as employee severance, contract termination and other costs related to the Company’s plan to close Stride Rite’s Burnaby British Columbia headquarters and distribution center and Huntington distribution center.
The significant components of the exit costs incurred as of August 2, 2008, are summarized as follows:

			Costs Incurred	Cash Payments
	Total Costs Incurred as	Accrual Balance as of	26 Weeks Ended	26 Weeks Ended	Accrual Balance as of
(dollars in millions)	of August 2, 2008	February 2, 2008	August 2, 2008	August 2, 2008	August 2, 2008

Employee severance costs	$16.4	$12.8	$1.9	$(7.1)	$7.6
Contract termination and other costs	2.5	1.2	1.3	—	2.5

Total	$18.9	$14.0	$3.2	$(7.1)	$10.1

Collective Licensing
Effective March 30, 2007, the Company acquired 100% of the partnership interest of Collective Licensing, LP (“Collective Licensing”) for approximately $91 million, net of cash acquired. Collective Licensing is a brand development, management and licensing company that had previously licensed the Airwalk brand to the Company. The acquisition was accounted for using the purchase method in accordance with SFAS No. 141. Accordingly, net assets were recorded at their estimated fair values, and operating results are included in the Payless Domestic segment from the date of acquisition.
The purchase price allocation, net of cash acquired, was as follows:

(dollars in millions)

Current assets	$4.6
Goodwill	34.3
Indefinite lived trademarks	40.6
Finite lived intangible assets	16.5

Total assets acquired	96.0

Current liabilities	(4.9)

Total liabilities acquired	(4.9)

Net assets acquired	$91.1

Pro forma Financial Information
The following pro forma combined results of operations for the acquisitions of Stride Rite and Collective Licensing have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that will be achieved by the combined company in the future. The pro forma combined results of operations assume that the acquisitions of Stride Rite and Collective Licensing occurred at the beginning of fiscal year 2007. The results have been prepared by adjusting the historical results of the Company to include the historical results of Stride Rite and Collective Licensing, the incremental interest expense and the impact of the purchase price allocations. The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and Stride Rite and Collective Licensing or any estimated costs that will be incurred by the Company to integrate the businesses.

	13 Weeks Ended	26 Weeks Ended
(dollars in millions, except per share)	August 4, 2007	August 4, 2007

Net sales	$911.3	$1,837.2
Net earnings	11.5	34.0

Basic earnings per share	$0.18	$0.53
Diluted earnings per share	$0.18	$0.52
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
The significant components of the exit costs incurred as of August 2, 2008, are summarized as follows:

			Costs Incurred	Cash Payments
	Total Costs Incurred as	Accrual Balance as of	26 Weeks Ended	26 Weeks Ended	Accrual Balance as of
(dollars in millions)	of August 2, 2008	February 2, 2008	August 2, 2008	August 2, 2008	August 2, 2008

Employee severance costs	$6.9	$5.2	$1.0	$(0.1)	$6.1
Contract termination	0.8	—	—	—	—

Subtotal	7.7	$5.2	1.0	$(0.1)	$6.1

Accelerated depreciation	2.5		0.1

Total	$10.2		$1.1

The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed, which is expected to be in spring of 2009.

Note 4 — Discontinued Operations
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations for the 13 and 26 weeks ended August 2, 2008 and the 13 and 26 weeks ended August 4, 2007, for Parade and 26 Payless stores closed in connection with the 2004 restructuring plan are classified as discontinued operations within the Payless Domestic segment.
Earnings (losses) from discontinued operations net of income taxes for the 13 weeks ended August 2, 2008 and 13 weeks ended August 4, 2007 were $(0.1) million and $0.2 million, respectively. Earnings (losses) from discontinued operations net of income taxes for the 26 weeks ended August 2, 2008 and 26 weeks ended August 4, 2007 were $(0.5) million and $0.1 million, respectively. Additionally, the condensed consolidated balance sheets include the assets of Parade and the 26 Payless closed stores presented as discontinued operations. Current assets of discontinued operations of $0.9 million, $0.8 million and $0.8 million are included in the condensed consolidated balance sheets at August 2, 2008, August 4, 2007 and February 2, 2008, respectively. Current liabilities of discontinued operations of $1.9 million, $1.5 million and $1.3 million are included in the condensed consolidated balance sheets at August 2, 2008, August 4, 2007 and February 2, 2008, respectively.
Note 5 — Inventories
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Wholesale inventories are valued at the lower of cost or market using the FIFO method. Raw materials of $1.8 million, $26.3 million and $1.9 million are included in inventories in the condensed consolidated balance sheets at August 2, 2008, August 4, 2007 and February 2, 2008, respectively.
Note 6 — Intangible Assets
The following is a summary of the Company’s intangible assets:

	August 2,	August 4,	February 2,
(dollars in millions)	2008	2007	2008

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$67.4	$65.2	$69.9
Less: accumulated amortization	(54.1)	(54.2)	(54.7)

Carrying amount, end of period	13.3	11.0	15.2

Customer relationships:
Gross carrying amount	76.3	9.3	73.7
Less: accumulated amortization	(14.3)	(0.6)	(5.9)

Carrying amount, end of period	62.0	8.7	67.8

Trademarks and other intangible assets:
Gross carrying amount	21.4	7.3	20.7
Less: accumulated amortization	(5.0)	(0.3)	(3.5)

Carrying amount, end of period	16.4	7.0	17.2

Total carrying amount of intangible assets subject to amortization	91.7	26.7	100.2
Indefinite-lived trademarks	453.7	68.0	459.3

Total intangible assets	$545.4	$94.7	$559.5

Customer relationships are amortized on an accelerated basis. All other intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense on intangible assets is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(dollars in millions)	2008	2007	2008	2007

Amortization expense on intangible assets	$5.5	$1.2	$11.4	$2.1

The Company expects amortization expense for the next five years to be as follows (dollars in millions):

Year	Amount

Remainder of 2008	$10.4
2009	19.4
2010	15.5
2011	12.5
2012	8.8
Note 7 — Goodwill
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
The changes in the carrying amount of goodwill, by reporting segment, as of August 2, 2008 and February 2, 2008 are as follows:

	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	Retail	Wholesale	Consolidated

Balance as of February 2, 2008	$40.2	$42.0	$238.8	$321.0
Adjustments to Stride Rite purchase price allocation	—	—	3.1	3.1

Balance as of August 2, 2008	$40.2	$42.0	$241.9	$324.1

As of August 4, 2007 goodwill was $40.2 million and was included in the Payless Domestic reporting segment.
Note 8 — Long-Term Debt
The following is a summary of the Company’s long-term debt and capital lease obligations outstanding:

	August 2,	August 4,	February 2,
(dollars in millions)	2008	2007	2008

Term loan facility	$719.6	$—	$723.2
Senior subordinated notes (1)	198.0	197.7	197.8
Revolving loan facility (2)	215.0	—	—
Capital-lease obligations	1.1	1.5	1.3
Other	—	2.0	—

Total debt	1,133.7	201.2	922.3
Less: current maturities of long-term debt	7.4	0.3	7.4

Long-term debt	$1,126.3	$200.9	$914.9

(1)	As of August 2, 2008, the fair value of the Company’s senior subordinated notes was $183.0 million based on recent trading activity.

(2)	As of August 2, 2008, the Company’s borrowing base on its revolving loan facility was $326.7 million less $215.0 million in borrowings and $37.5 million in outstanding letters of credit or $74.2 million. The variable interest rate including the applicable variable margin at August 2, 2008, was 3.79%.
Based upon the provisions of the Term Loan Facility, the Company may be required to make an excess cash flow mandatory prepayment on the Term Loan Facility no later than 120 days after the Company’s fiscal year end. Based on projected 2008 results, the Company anticipates that it will be required to make such a mandatory prepayment of between $20.0 million and $40.0 million depending upon the amount of excess cash flow generated during its fiscal year and its leverage at fiscal year-end. The excess cash flow mandatory prepayment is an annual requirement under the Term Loan Facility. As the excess cash flow mandatory prepayment estimates are preliminary and are therefore subject to further refinement, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above.
As of August 2, 2008, the Company was in compliance with all of its debt covenants.
Note 9 — Derivatives

The Company has entered into an interest rate swap arrangement for $540 million to hedge a portion of its variable rate term loan facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of August 2, 2008, the Company has hedged $445 million of its term loan facility. This derivative instrument is designated as a cash flow hedge for accounting purposes, and the change in the fair value of this instrument is recorded as a component of accumulated other comprehensive income. There was no ineffectiveness in the second quarter or first six months of 2008 related to this derivative instrument.
As of August 2, 2008, the Company has recorded $13.8 million in other long-term liabilities, with the offsetting amounts of $8.4 million and $5.4 million recorded to accumulated other comprehensive income and deferred tax assets, respectively, related to the fair value of the interest rate swap. Realized gains or losses on the hedging instrument occur when a portion of the hedge settles or if it is probable that the forecasted transaction will not occur. Realized gains and losses are classified in interest expense. For the 13 and 26 weeks ended August 2, 2008, the Company had a realized loss of $2.6 million and $4.7 million, respectively, related to the interest rate swap. The Company expects $9.6 million of the fair value of the interest rate swap recorded in other long-term liabilities to be recognized in earnings during the next 12 months.
Note 10 — Fair Value Measurement
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
The unrealized loss on the interest rate swap of $13.8 million is classified within level 2 of the fair value hierarchy of SFAS No. 157. No other assets or liabilities are measured at fair value under SFAS No. 157 as of August 2, 2008.
Note 11 — Pension Plans
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

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(dollars in millions)	2008	2007	2008	2007

Components of pension expense:
Service cost	$0.1	$0.3	$0.2	$0.5
Interest cost	0.6	0.4	1.2	0.9
Amortization of prior service cost	0.4	0.1	0.8	0.2
Amortization of actuarial loss	0.2	0.2	0.4	0.3

Total	$1.3	$1.0	$2.6	$1.9

Stride Rite Plan
The Stride Rite Plan is a non-contributory defined benefit pension plan covering certain eligible Stride Rite associates. Management calculates pension expense using assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The Company paid $1.6 million in contributions to the Stride Rite plan for the 26 weeks ended August 2, 2008. The components of net periodic benefit costs for the plan were:

	13 Weeks Ended	26 Weeks Ended
	August 2,	August 2,
(dollars in millions)	2008	2008

Components of pension expense:
Interest cost	$1.1	$2.2
Expected return on net assets	(1.2)	(2.4)

Total	$(0.1)	$(0.2)

Note 12 — Share-Based Compensation
Under its equity incentive plans, the Company currently grants, to select group of management employees, share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SAR’s”) and cash-settled stock appreciation rights (“cash-settled SAR’s”), as well as full value vehicles consisting of nonvested shares, nonvested share units and phantom stock units.
The number of shares for grants made in the 13 weeks ended and 26 weeks ended August 2, 2008 and August 4, 2007, are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Stock-settled SAR’s(1):
Vest in installments over 3 years	39,885	24,590	548,055	482,659
Cliff vest after 3 years	10,080	23,675	319,680	243,400

Nonvested Shares:
Performance grant — vests in installments over 3 years(2)	5,873	4,980	10,628	125,710
Vest in installments over 3 years	2,000	2,420	267,949	2,420
Cliff vest after 3 years	2,500	54,435	3,925	54,435

Nonvested Share Units:
Performance grant — cliff vests after 3 years(3)	—	271,113	—	271,113

Cash-settled SAR’s:
Vest in installments over 3 years	2,450	—	5,250	22,525
Cliff vest after 3 years	500	—	8,500	14,000

(1)	All of the stock-settled SAR’s issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the SAR.

(2)	Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of August 2, 2008, the Company has assessed the likelihood that the performance conditions will be met and has recorded the related expense based on the estimated outcome. In the first quarter of 2008, approximately 131,000 previously issued shares that were subject to a performance condition did not vest because they failed to meet that condition.

(3)	Certain nonvested share units are subject to a market based performance condition for vesting. These shares are subject to a market appreciation condition and a three-year vesting schedule. If neither condition is met, the shares will not vest.

Total share-based compensation expense of $4.4 million and $8.5 million before tax has been included in the Company’s condensed consolidated statement of earnings for the 13 and 26 weeks ended August 2, 2008, respectively. Included in this amount is $0.8 million of expense that was recognized as a result of the grants made in 2008. No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(dollars in millions, except per share amounts)	2008	2007	2008	2007

Cost of sales	$1.1	$0.7	$2.1	$1.6
Selling, general and administrative expenses	3.3	2.4	6.4	4.6

Share-based compensation expense before income taxes	4.4	3.1	8.5	6.2
Tax benefit	(1.7)	(1.2)	(3.3)	(2.4)

Share-based compensation expense after income taxes	$2.7	$1.9	$5.2	$3.8

Effect on:
Basic earnings per share	$0.04	$0.03	$0.08	$0.06
Diluted earnings per share	$0.04	$0.03	$0.08	$0.06
As of August 2, 2008, the Company had unrecognized compensation expense related to nonvested awards of $33.5 million, which is expected to be recognized over a weighted average period of 1.1 years.
Note 13 — Income Taxes
The Company’s effective income tax rate on continuing operations was negative 41.2% during the second quarter of 2008 compared to 32.8% in the second quarter of 2007. The Company’s effective income tax rate on continuing operations was negative 1.6% during the first twenty-six weeks of 2008 compared to 32.3% during the first twenty-six weeks of 2007. The favorable difference in the overall effective tax rate for 2008 compared to 2007 is due primarily to comparatively lower income in relatively high tax rate jurisdictions partially caused by increased interest and litigation expenses, as well as increased income in relatively lower tax rate jurisdictions. The Company recorded $0.4 million of favorable discrete events in the second quarter of 2008 and $1.7 million of favorable discrete events in the first twenty-six weeks of 2008. In total for fiscal 2008, the effective income tax rate is expected to be approximately 4% exclusive of discrete events.
The Company recorded net increases in unrecognized tax benefits, inclusive of related interest and penalties, of $4.8 million and $9.1 million during the 26 weeks ended August 2, 2008 and August 4, 2007, respectively. The portions of these balances which will favorably impact the effective tax rate, if recognized, is $4.3 million and $7.8 million, respectively.
Note 14 — Comprehensive Income
The following table shows the computation of comprehensive income:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
(dollars in millions)	2008	2007	2008	2007

Net earnings	$8.1	$24.9	$27.8	$63.8
Foreign currency translation adjustments	(1.5)	4.1	(2.4)	9.3
Net derivative instrument fair value change, net of taxes	2.2	—	5.9	—
Amortization of prior service cost and actuarial loss, net of taxes	0.6	0.5	1.0	0.5

Total comprehensive income	$9.4	$29.5	$32.3	$73.6

The changes in the Company’s cumulative foreign currency translation adjustment were not adjusted for income taxes, as they relate to specific indefinite investments in foreign subsidiaries.

Note 15 — Earnings Per Share
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled stock appreciation rights and nonvested shares. Earnings per share has been computed as follows:

(dollars in millions, except per share amounts;	13 Weeks Ended		26 Weeks Ended
shares in thousands)	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Net earnings from continuing operations	$8.2	$24.7	$28.3	$63.7

Weighted average shares outstanding — basic	62,851	64,542	62,835	64,633
Net effect of dilutive stock options	—	895	—	947
Net effect of dilutive SAR’s	—	91	—	101
Dilutive shares due to nonvested shares	216	174	278	171

Weighted average shares outstanding — diluted	63,067	65,702	63,113	65,852

Basic earnings per share from continuing operations	$0.13	$0.38	$0.45	$0.98
Diluted earnings per share from continuing operations	$0.13	$0.37	$0.45	$0.96
The Company uses the treasury stock method for calculating the dilutive effect of employee stock options, stock-settled SAR’s and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and stock-settled SAR’s and the vesting of nonvested shares. The Company excluded approximately 6,500,000 and 5,800,000 stock options and stock-settled SAR’s from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended August 2, 2008 and 111,000 stock-settled SAR’s and nonvested shares from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended August 4, 2007, because to include them would be antidilutive.
Note 16 — Segment Reporting
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
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $9.0 million and $10.0 million during the second quarters of 2008 and 2007, respectively. During the first six months of 2008 and 2007, those total costs and fees amounted to $17.4 million and $16.6 million, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the segments is as follows:

	Payless	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	International	Retail	Wholesale	Consolidated

13 weeks ended August 2, 2008
Revenues from external customers	$587.4	$117.0	$48.7	$158.6	$911.7
Operating profit (loss) from continuing operations	(3.9)	17.3	(3.2)	13.4	23.6

26 weeks ended August 2, 2008
Revenues from external customers	$1,175.9	$221.3	$105.8	$341.1	$1,844.1
Operating profit (loss) from continuing operations	1.2	28.7	(1.6)	36.5	64.8

Operating Segment Total Assets	$1,306.9	$215.0	$95.0	$1,034.0	$2,650.9

	Payless	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	International	Retail	Wholesale	Consolidated

13 weeks ended August 4, 2007
Revenues from external customers	$591.9	$107.4	$—	$—	$699.3
Operating profit from continuing operations	26.6	12.9	—	—	39.5

26 weeks ended August 4, 2007
Revenues from external customers	$1,229.2	$198.7	$—	$—	$1,427.9
Operating profit from continuing operations	79.7	18.6	—	—	98.3

Operating Segment Total Assets	$1,242.7	$213.7	$—	$—	$1,456.4
As of February 2, 2008, total assets in the Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale segments were $1,118.9 million, $173.8 million, $98.0 million and $1,024.5 million, respectively.
Note 17 — Commitments and Contingencies
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, plaintiffs appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On December 21, 2007, the District Court entered an Order granting, in part, adidas’ summary judgment motion and dismissing several of the Company’s affirmative defenses including laches, waiver and estoppel. In that same order, the District Court denied several of the Company’s summary judgment motions, although the judge did dismiss plaintiffs’ state law trademark dilution claims (during the trial, the Court clarified its ruling indicating that only the state law dilution claims with respect to trade dress were dismissed). On February 4, 2008, the Company filed (with the Court’s permission) a motion to reconsider the District Court’s summary judgment rulings dismissing the Company’s laches, waiver and estoppel defenses, which was denied on March 10, 2008. On April 8, 2008, a four week jury trial commenced, at the conclusion of which on May 5, 2008, the jury entered a verdict against the Company for actual damages in the amount of $30,610,079; disgorgement profits damages in the amount of $137,003,578 (which required a finding of willfulness); and punitive damages in the amount of $137,003,578. On May 12, 2008, the Company filed a Motion for Judgment as a Matter of Law or in the alternative a Motion for New Trial, and requested that the verdict be vacated or in the alternative for Remittitur of the amount of the verdict. On May 21, 2008, plaintiffs filed a Proposed Order of Permanent Injunction and supporting brief requesting permanent injunctive relief. The Company responded on May 27, 2008, with a Memorandum in Opposition to Plaintiffs’ proposed Order of Permanent Injunction. On June 9, 2008, the Company filed a Supplement Motion for a New Trial. The Company requested oral argument before the Court on all post-trial motions, which the Court granted and heard oral argument on the Motion for New Trial, Motion for Judgment as a Matter of Law, and Remittitur on July 21, 2008. On or about May 13, 2008, The Ohio Casualty Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The parties have agreed to stay the action pending final resolution of the underlying lawsuit. On or about July 2, 2008, Federal Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The Company has until September 27, 2008, to file a response. On or about July 24, 2008, American Guarantee & Liability Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The Company has not yet been served. The Company believes the verdict was excessive, unjustified and the product of legal error, and that its post-trial motions raise meritorious claims with respect to the verdict. The Company is also considering the appeal of the verdict in this lawsuit. During the first quarter of 2008, the Company recorded a $30.0 million, or $0.36 per diluted share, pre-tax liability related to loss contingencies associated with this matter. This liability, which was recorded within accrued expenses on the Company’s condensed consolidated balance sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $304.6 million, and the ultimate resolution of this matter may materially differ from the amount recorded as of August 2, 2008 as a result of future court rulings or potential settlements, thereby materially affecting the Company’s financial position, results of operations and cash flows.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint sought injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On October 12, 2006, the Company filed a suit against St. Paul Fire and Marine Insurance Company (“St. Paul”), in Kansas state court seeking damages and a declaratory judgment that St. Paul is obligated to provide coverage in connection with the underlying lawsuit brought by K-Swiss. On October 18, 2006, St. Paul filed a separate declaratory judgment action in the U.S. District Court for the Central District of California seeking a declaration that there is no coverage for the underlying lawsuit. The Company moved to dismiss the California action filed by St. Paul, which was granted on February 12, 2007. On November 2, 2006, St. Paul removed the action from state court to the U.S. District Court for the District of Kansas. Also, on November 2, 2006, St. Paul moved to transfer the Kansas action to the U.S. District Court for the Central District of California, which was denied on January 10, 2007. On January 23, 2007, St. Paul filed a motion to stay the Kansas Action until the underlying lawsuit is resolved, which was granted on March 2, 2007. On June 24, 2008, the Company entered into a settlement agreement with K-Swiss Inc. (“K-Swiss”) to resolve its outstanding claims with them. Under the Settlement Agreement neither party admits liability to the other, however, as of August 2, 2008, the Company has paid K-Swiss $30.0 million, and received insurance proceeds of $1.0 million, on account of K-Swiss’ claims for compensatory damages. On August 26, 2008, the Company entered into a binding agreement with one of its insurers to be reimbursed for an additional $7.5 million related to the Company’s settlement with K-Swiss. The $7.5 million insurance recovery will be recorded in the Company’s third quarter 2008 financial statements.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. In the ITC investigation, Crocs seeks an order and injunction prohibiting any of the Respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge (“ALJ”) in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining Respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all Respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All Respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the ALJ entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the ALJ entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the ALJ from September 7-14, 2007. On April 11, 2008, the ALJ rendered a decision in favor of Respondents. The ALJ made an initial determination that there are no grounds upon which to grant the exclusionary order sought by Crocs, based upon these factors: (1) the utility patent US No. 6,993,858 is invalid; (2) the accused shoes lack substantial similarity with respect to the design of design patent No. D517,789; and (3) Crocs failed to demonstrate that it practices a domestic industry by making shoes within the scope of design patent No. D517,789. On July 25, 2008, the ITC Commission modified and clarified the ALJ’s initial determination, but affirmed the ALJ’s findings of invalidity of utility patent US No. 6,993,858, non-infringement of design patent No. D517,789, and lack of domestic industry with respect to design patent No. D517,789. As such, the Commission terminated the investigation. On or about December 11, 2007, Discover Property & Casualty Insurance Company filed a declaratory judgment action against the Company, Payless ShoeSource Worldwide, Inc. and Collective Licensing (collectively “Defendants”) seeking a declaration that there is no coverage for the Colorado federal court action or the ITC action filed by Crocs. On February 29, 2008, Defendants filed a motion to dismiss or stay the action, which motion remains pending. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and actions and has filed an answer and defenses. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On or about April 20, 2007, a Complaint was filed against the Company in the U.S. District Court for the Eastern District of New York, captioned American Eagle Outfitters and Retail Royalty Co. (“AEO”) v. Payless ShoeSource, Inc. The Complaint sought injunctive relief and unspecified monetary damages for false advertising, trademark infringement, unfair competition, false description, false designation of origin, breach of contract, injury to business reputation, deceptive trade practices, and to void or nullify an agreement between the Company and third party Jimlar Corporation. Plaintiffs filed a motion for preliminary injunction on or about May 7, 2007. On December 20, 2007, the Magistrate Judge who heard oral arguments on the pending motions issued a Report and Recommendation (“R&R”) recommending that a preliminary injunction issue requiring the Company, in marketing its American Eagle products, to “prominently display” a disclaimer stating that: “AMERICAN EAGLE by Payless is not affiliated with AMERICAN EAGLE OUTFITTERS.” The Magistrate Judge also recommended that Payless stop using “Exclusively at Payless” in association with its American Eagle products. The parties then filed objections to this R&R and, on January 23, 2008, the District Court Judge issued an order remanding the matter back to the Magistrate Judge and instructing him to consider certain arguments raised by the Company in its objections. On June 6, 2008, the Magistrate Judge issued a Supplemental Report and Recommendation (“Supp. R&R”), modifying his earlier finding, stating that AEO had not established a likelihood of success on the merits of its breach of contract claim, and recommending denial of the Company’s request for an evidentiary hearing. The parties again filed objections and, on July 7, 2008, the District Court Judge entered an order adopting the Magistrate’s December 20, 2007 R&R, as modified by the June 6, 2008 Supp. R&R. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed its Answer and Counterclaim on July 21, 2008. On August 1, 2008, the parties each submitted proposals regarding the form of the preliminary injunction. On August 27, 2008, the Magistrate Judge issued a Report and Recommendation that includes a proposed preliminary injunction providing additional detail for, among other things, the manner of complying with the previously recommended disclaimer. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
Note 18 — Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”. FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (FSP 157-2) which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The impact of the adoption of SFAS No. 157 and FSP 157-1 did not have a material effect on the Company’s condensed consolidated financial statements. The Company is still evaluating the impact the adoption of FSP 157-2 will have on its condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The impact of this adoption did not have a material effect on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not permitted. SFAS No. 141(R) is effective for the Company beginning January 30, 2009 and will primarily apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment to ARB 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its condensed consolidated financial statements.
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
In June 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, EITF 08-3 concluded that all maintenance deposits within its scope should be accounted for as a deposit, and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. The Company does not expect that EITF 08-3 will have a material impact in its consolidated financial statements.
Note 19 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of August 2, 2008, August 4, 2007 and February 2, 2008 were $5.1 million, $2.3 million and $9.0 million, respectively. Total borrowings from the Company’s Latin American partners were $4.0 million as of the end of August 4, 2007. There were no borrowings as of August 2, 2008 and February 2, 2008. In addition, the Company recorded interest expense of $0.1 million for the twenty-six weeks ended August 4, 2007 related to these borrowings. There was no interest expense recorded for the thirteen weeks ended August 2, 2008 or August 4, 2007 nor the twenty-six weeks ended August 2, 2008.
Note 20 — Subsidiary Guarantors of Senior Notes — Condensed Consolidating Financial Information
The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the condensed consolidating statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Collective Brands, Inc. and Subsidiaries for the thirteen week and twenty-six week periods ended August 2, 2008, and August 4, 2007, condensed consolidating balanced sheets as of August 2, 2008, August 4, 2007, and February 2, 2008, and the condensed consolidating statements of cash flows for the twenty-six week periods ended August 2, 2008, and August 4, 2007. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent in Other Assets.
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

Under the indenture governing the Notes, the Company’s subsidiary in Singapore and Singapore’s subsidiaries are designated as unrestricted subsidiaries. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant. The Company’s subsidiaries in Singapore are included in the Non-guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended August 2, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$807.8	$320.4	$(216.5)	$911.7
Cost of sales	—	603.0	221.8	(195.9)	628.9

Gross margin	—	204.8	98.6	(20.6)	282.8
Selling, general and administrative expenses	0.3	217.3	62.2	(20.6)	259.2
Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(0.3)	(12.5)	36.4	—	23.6
Interest expense	4.3	15.1	1.3	—	20.7
Interest income	—	(2.0)	(1.9)	—	(3.9)
Equity in earnings of subsidiaries	(9.8)	(31.1)	—	40.9	—

Earnings from continuing operations before income taxes and minority interest	5.2	5.5	37.0	(40.9)	6.8
(Benefit) / provision for income taxes	(2.9)	(4.4)	4.5	—	(2.8)

Earnings from continuing operations before minority interest	8.1	9.9	32.5	(40.9)	9.6
Minority interest, net of income taxes	—	—	(1.4)	—	(1.4)

Net earnings from continuing operations	8.1	9.9	31.1	(40.9)	8.2
Loss from discontinued operations, net of income taxes and minority interest	—	(0.1)	—	—	(0.1)

Net earnings	$8.1	$9.8	$31.1	$(40.9)	$8.1

	26 Weeks Ended August 2, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,642.2	$601.7	$(399.8)	$1,844.1
Cost of sales	—	1,197.2	419.9	(360.9)	1,256.2

Gross margin	—	445.0	181.8	(38.9)	587.9
Selling, general and administrative expenses	0.6	440.2	121.1	(38.9)	523.0
Restructuring charges	—	0.1	—	—	0.1

Operating (loss) profit from continuing operations	(0.6)	4.7	60.7	—	64.8
Interest expense	8.7	29.3	1.3	(0.1)	39.2
Interest income	—	(2.4)	(2.9)	0.1	(5.2)
Equity in earnings of subsidiaries	(31.3)	(51.6)	—	82.9	—

Earnings from continuing operations before income taxes and minority interest	22.0	29.4	62.3	(82.9)	30.8
(Benefit) / provision for income taxes	(5.8)	(2.4)	7.7	—	(0.5)

Earnings from continuing operations before minority interest	27.8	31.8	54.6	(82.9)	31.3
Minority interest, net of income taxes	—	—	(3.0)	—	(3.0)

Net earnings from continuing operations	27.8	31.8	51.6	(82.9)	28.3
Loss from discontinued operations, net of income taxes and minority interest	—	(0.5)	—	—	(0.5)

Net earnings	$27.8	$31.3	$51.6	$(82.9)	$27.8

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended August 4, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$625.3	$245.9	$(171.9)	$699.3
Cost of sales	—	439.4	189.2	(169.9)	458.7

Gross margin	—	185.9	56.7	(2.0)	240.6
Selling, general and administrative expenses	1.2	170.4	31.4	(2.0)	201.0
Restructuring charges	—	0.1	—	—	0.1

Operating (loss) profit from continuing operations	(1.2)	15.4	25.3	—	39.5
Interest expense	9.4	0.4	0.3	(5.3)	4.8
Interest income	—	(7.7)	(1.6)	5.3	(4.0)
Equity in earnings of subsidiaries	(31.7)	(21.1)	—	52.8	—

Earnings from continuing operations before income taxes and minority interest	21.1	43.8	26.6	(52.8)	38.7
(Benefit) / provision for income taxes	(3.8)	12.4	4.1	—	12.7

Earnings from continuing operations before minority interest	24.9	31.4	22.5	(52.8)	26.0
Minority interest, net of income taxes	—	—	(1.3)	—	(1.3)

Net earnings from continuing operations	24.9	31.4	21.2	(52.8)	24.7
Earnings (loss) from discontinued operations, net of income taxes and minority interest	—	0.3	(0.1)	—	0.2

Net earnings	$24.9	$31.7	$21.1	$(52.8)	$24.9

	26 Weeks Ended August 4, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,292.5	$479.5	$(344.1)	$1,427.9
Cost of sales	—	878.3	380.2	(340.1)	918.4

Gross margin	—	414.2	99.3	(4.0)	509.5
Selling, general and administrative expenses	2.3	352.4	60.2	(4.0)	410.9
Restructuring charges	—	0.3	—	—	0.3

Operating (loss) profit from continuing operations	(2.3)	61.5	39.1	—	98.3
Interest expense	18.9	0.7	0.5	(10.5)	9.6
Interest income	—	(16.4)	(2.8)	10.5	(8.7)
Equity in earnings of subsidiaries	(77.5)	(33.3)	—	110.8	—

Earnings from continuing operations before income taxes and minority interest	56.3	110.5	41.4	(110.8)	97.4
(Benefit) / provision for income taxes	(7.5)	33.1	5.9	—	31.5

Earnings from continuing operations before minority interest	63.8	77.4	35.5	(110.8)	65.9
Minority interest, net of income taxes	—	—	(2.2)	—	(2.2)

Net earnings from continuing operations	63.8	77.4	33.3	(110.8)	63.7
Earnings from discontinued operations, net of income taxes and minority interest	—	0.1	—	—	0.1

Net earnings	$63.8	$77.5	$33.3	$(110.8)	$63.8

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of August 2, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$350.1	$101.3	$—	$451.4
Accounts receivable, net	—	108.1	20.1	(8.5)	119.7
Inventories	—	407.3	82.1	(6.1)	483.3
Current deferred income taxes	—	37.5	3.4	—	40.9
Prepaid expenses	—	55.6	7.9	—	63.5
Other current assets	61.8	267.2	94.1	(401.5)	21.6
Current assets of discontinued operations	—	0.9	—	—	0.9

Total current assets	61.8	1,226.7	308.9	(416.1)	1,181.3

Property and Equipment:
Land	—	8.6	—	—	8.6
Property, buildings and equipment	—	1,308.1	178.1	—	1,486.2
Accumulated depreciation and amortization	—	(823.8)	(115.1)	—	(938.9)

Property and equipment, net	—	492.9	63.0	—	555.9

Intangible assets, net	—	523.8	21.6	—	545.4
Goodwill	—	185.7	138.4	—	324.1
Deferred income taxes	—	—	0.7	—	0.7
Other assets	1,419.5	633.9	2.2	(2,012.1)	43.5

Total Assets	$1,481.3	$3,063.0	$534.8	$(2,428.2)	$2,650.9

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.4	$—	$—	$7.4
Accounts payable	—	137.3	128.7	(67.7)	198.3
Accrued expenses	254.8	268.8	31.0	(348.4)	206.2
Current liabilities of discontinued operations	—	1.9	—	—	1.9

Total current liabilities	254.8	415.4	159.7	(416.1)	413.8

Long-term debt	481.1	928.4	9.5	(292.7)	1,126.3
Deferred income taxes	—	107.5	0.7	—	108.2
Other liabilities	2.5	219.7	18.3	—	240.5
Minority interest	—	—	19.2	—	19.2
Commitments and contingencies
Shareowners’ equity	742.9	1,392.0	327.4	(1,719.4)	742.9

Total Liabilities and Shareowners’ Equity	$1,481.3	$3,063.0	$534.8	$(2,428.2)	$2,650.9

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of August 4, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$166.4	$161.0	$—	$327.4
Restricted cash	—	—	2.0	—	2.0
Accounts receivable, net	—	7.7	0.3	—	8.0
Inventories	—	294.3	81.4	(5.7)	370.0
Current deferred income taxes	—	14.2	2.6	—	16.8
Prepaid expenses	0.6	39.4	6.5	—	46.5
Other current assets	49.6	252.0	71.0	(355.7)	16.9
Current assets of discontinued operations	—	0.8	—	—	0.8

Total current assets	50.2	774.8	324.8	(361.4)	788.4

Property and Equipment:
Land	—	5.7	—	—	5.7
Property, buildings and equipment	—	1,162.1	160.9	—	1,323.0
Accumulated depreciation and amortization	—	(767.9)	(100.7)	—	(868.6)

Property and equipment, net	—	399.9	60.2	—	460.1

Intangible assets, net	—	85.1	9.6	—	94.7
Goodwill	—	34.7	5.5	—	40.2
Deferred income taxes	—	41.2	5.8	—	47.0
Other assets	1,393.6	536.8	0.8	(1,905.2)	26.0

Total Assets	$1,443.8	$1,872.5	$406.7	$(2,266.6)	$1,456.4

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$0.3	$—	$—	$0.3
Notes payable	—	—	2.0	—	2.0
Accounts payable	—	116.5	68.8	(21.0)	164.3
Accrued expenses	202.6	214.1	61.6	(340.4)	137.9
Current liabilities of discontinued operations	—	1.5	—	—	1.5

Total current liabilities	202.6	332.4	132.4	(361.4)	306.0

Long-term debt	480.8	—	11.1	(291.0)	200.9
Deferred income taxes	—	—	0.2	—	0.2
Other liabilities	2.2	157.7	19.2	—	179.1
Minority interest	—	—	11.5	—	11.5
Commitments and contingencies
Shareowners’ equity	758.2	1,382.4	232.3	(1,614.2)	758.7

Total Liabilities and Shareowners’ Equity	$1,443.8	$1,872.5	$406.7	$(2,266.6)	$1,456.4

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended August 2, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$27.8	$31.3	$51.6	$(82.9)	$27.8
Loss from discontinued operations, net of income taxes and minority interest	—	0.5	—	—	0.5
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	4.5	0.1	—	4.6
Depreciation and amortization	1.4	57.6	11.0	—	70.0
Provision for losses on accounts receivable	—	1.4	0.1	—	1.5
Share-based compensation expense	—	8.9	(0.4)	—	8.5
Deferred income taxes	—	(23.3)	(2.9)	—	(26.2)
Minority interest, net of income taxes	—	—	3.0	—	3.0
Changes in working capital:
Accounts receivable	—	(27.2)	(12.6)	5.1	(34.7)
Inventories	—	(10.3)	(6.2)	2.6	(13.9)
Prepaid expenses and other current assets	(6.0)	32.5	(10.9)	23.8	39.4
Accounts payable	—	29.3	13.2	(41.8)	0.7
Accrued expenses	19.0	(18.9)	(3.0)	10.3	7.4
Changes in other assets and liabilities, net	(41.5)	(58.6)	17.2	82.9	—
Contributions to pension plans	—	(1.6)	—	—	(1.6)

Cash flow provided by (used in) operating activities	0.7	26.1	60.2	—	87.0

Investing Activities:
Capital expenditures	—	(72.0)	(6.2)	—	(78.2)
Proceeds from sale of property and equipment	—	1.1	—	—	1.1

Cash flow used in investing activities	—	(70.9)	(6.2)	—	(77.1)

Financing Activities:
Repayment of notes payable	—	—	—	—	—
Proceeds from revolving loan facility	—	215.0	—	—	215.0
Issuance of debt	—	—	—	—	—
Repayment of debt	—	(3.6)	—	—	(3.6)
Payment of deferred financing costs	—	(0.1)	—	—	(0.1)
Issuances of common stock	0.6	—	—	—	0.6
Purchases of common stock	(1.3)	—	—	—	(1.3)
Dividends received (paid) to related parties	—	116.5	(116.5)	—	—
Distributions to minority owners	—	—	(3.6)	—	(3.6)
Contributions from minority owners	—	—	2.6	—	2.6

Cash flow provided by (used in) provided by financing activities	(0.7)	327.8	(117.5)	—	209.6
Effect of exchange rate changes on cash	—	(2.4)	1.8	—	(0.6)

Increase/(decrease) in cash and cash equivalents	—	280.6	(61.7)	—	218.9
Cash and cash equivalents, beginning of year	—	69.5	163.0	—	232.5

Cash and cash equivalents, end of period	$—	$350.1	$101.3	$—	$451.4

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended August 4, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$63.8	$77.5	$33.3	$(110.8)	$63.8
Earnings from discontinued operations, net of income taxes and minority interest	—	(0.1)	—	—	(0.1)
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	4.1	0.2	—	4.3
Depreciation and amortization	0.6	42.2	7.5	—	50.3
Share-based compensation expense	—	6.4	(0.2)	—	6.2
Deferred income taxes	—	(6.7)	2.8	—	(3.9)
Minority interest, net of income taxes	—	—	2.2	—	2.2
Income tax benefit from share-based compensation	—	2.5	—	—	2.5
Excess tax benefit from share-based compensation	—	(2.4)	—	—	(2.4)
Interest income on held-to-maturity investments	—	(0.6)	—	—	(0.6)
Changes in working capital, exclusive of the effects of acquisitions:
Accounts receivable, net	—	(2.9)	—	—	(2.9)
Inventories	—	(11.5)	4.2	1.3	(6.0)
Prepaid expenses and other current assets	(7.3)	(27.2)	(13.5)	49.4	1.4
Accounts payable	—	(28.9)	9.1	(0.5)	(20.3)
Accrued expenses	27.2	(12.8)	(2.9)	(50.2)	(38.7)
Changes in other assets and liabilities, net	(71.4)	(27.8)	(7.2)	113.2	6.8
Net cash (used in) provided by discontinued operations	—	(0.3)	0.1	—	(0.2)

Cash flow provided by operating activities	12.9	11.5	35.6	2.4	62.4

Investing Activities:
Capital expenditures	—	(86.3)	(6.7)	—	(93.0)
Proceeds from sale of property and equipment	—	1.6	—	—	1.6
Purchases of investments	—	(6.1)	—	—	(6.1)
Sales and maturities of investments	—	96.7	—	—	96.7
Acquisition of business, net of cash acquired	—	(93.2)	—	—	(93.2)

Cash flow used in investing activities	—	(87.3)	(6.7)	—	(94.0)

Financing Activities:
Repayment of debt	—	(3.2)	(2.1)	—	(5.3)
Issuances of common stock	7.8	—	—	—	7.8
Purchases of common stock	(20.7)	—	—	—	(20.7)
Excess tax benefits from share-based compensation	—	2.4	—	—	2.4
Contributions by / distributions to parent	—	—	2.4	(2.4)	—
Dividends to parent	—	3.6	(3.6)	—	—
Distributions to minority owners	—	—	(2.4)	—	(2.4)

Cash flow (used in) provided by financing activities	(12.9)	2.8	(5.7)	(2.4)	(18.2)
Effect of exchange rate changes on cash	—	—	5.8	—	5.8

(Decrease)/increase in cash and cash equivalents	—	(73.0)	29.0	—	(44.0)
Cash and cash equivalents, beginning of year	—	239.4	132.0	—	371.4

Cash and cash equivalents, end of period	$—	$166.4	$161.0	$—	$327.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property and employment matters; the inability to renew material leases, licenses or contracts upon their expiration; the risk that we will not be able to integrate recently acquired businesses successfully, or that such integration will take longer than anticipated; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2007 Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and the discussion under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes thereto contained included under Part I Item 1 of this report. MD&A should also be read in conjunction with our consolidated financial statements as of February 2, 2008, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended February 2, 2008. MD&A includes the following sections:
•	Our Business — a general description of our business, our strategy and key 2008 events.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007 as presented in our condensed consolidated financial statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007 as presented in our condensed consolidated financial statements for our four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — an update since February 2, 2008 of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity.

Our Business
Collective Brands, Inc. is the holding company of Payless ShoeSource, Inc. (“Payless”), The Stride Rite Corporation (“Stride Rite”), and Collective Licensing, LP (“Collective Licensing”). We operate a hybrid business model which includes retail, wholesale and licensing. Payless is one of the largest footwear retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. Stride Rite markets the leading brand of high-quality children’s shoes in the United States. Stride Rite also markets products for children and adults under well-known brand names, including Keds®, Sperry Top-Sider®, and Saucony®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.
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
Payless
Payless ShoeSource operates over 4,500 retail stores in 16 countries and territories in North America, the Caribbean, Central America, and South America. Our mission is to democratize fashion and design in footwear and accessories. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagle™, Champion® and Dexter®. Select stores also sell exclusive designer lines of footwear and accessories under the names Abaete for Payless, Lela Rose for Payless, and alice + olivia for Payless. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
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
Key 2008 Events
The weakening economy in the United States is placing pressure on the retail industry and our business. We plan to continue our successful merchandising strategies and maintain the right balance of our opening price point offerings while communicating to customers through refined mass and direct marketing. Additionally, we will continue to build a more diverse portfolio of brands to position ourselves in the mass and premium markets. Finally, we will build on our success in international markets, including opening new stores in Colombia, to help mitigate the challenging economic conditions in the United States. We expect the weak economy to influence our business throughout 2008.
We are experiencing inflationary pressures in China, where the majority of our products are made. These pressures are exacerbated by a weak U.S. dollar. We are looking for ways to control costs by working with our factory partners on opportunities for production further inland and north in China as well as other countries such as Indonesia and India, as well as expanding our existing presence in Vietnam. We believe we will be able to manage cost by using a number of initiatives such as more direct sourcing, the consolidation of raw material suppliers, and the consolidation of factories. We expect inflationary pressures in China to continue to impact our business in 2008.

As discussed in Note 17 of our condensed consolidated financial statements, we are currently involved in litigation with adidas America, Inc. and adidas-Salomon AG (collectively, “adidas”), Crocs, Inc. and others in the ordinary course of business. On May 5, 2008, a jury returned a verdict against us in the aggregate amount of $304.6 million in connection with our litigation with adidas. We believe that the verdict was excessive, unjustified and the product of legal error. As described under “Legal Proceedings” herein, although we are expeditiously taking steps to protect our legal rights, there can be no assurances that our efforts will be successful.
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
On June 24, 2008, we entered into a settlement agreement with K-Swiss Inc. (“K-Swiss”) to resolve our outstanding claims with them. Under the Settlement Agreement neither party admits liability to the other, however, as of August 2, 2008, we have paid K-Swiss $30.0 million, and received insurance proceeds of $1.0 million, on account of K-Swiss’ claims for compensatory damages. K-Swiss has given us a full release of all known or unknown claims with respect to any shoe advertised, marketed, or sold by Payless or its affiliates up to June 24, 2008, including claims that were or could have been brought in the pending action. Under the settlement agreement, we have also agreed to refrain from making, advertising, promoting or selling footwear confusingly similar to that sold by K-Swiss, including footwear that bears K-Swiss’ trademark or trade dress and have until December 31, 2008 to sell any existing inventory of shoes whose sale would be precluded under the terms of the settlement agreement. In addition to the $29.0 million net settlement payment, during the second quarter of 2008 we also incurred $7.2 million of litigation expenses associated with the adidas and K-Swiss matters. As a result of the above, we have recorded a $36.2 million pre-tax loss within cost of sales on our condensed consolidated statement of earnings for the second quarter ended August 2, 2008.
On August 26, 2008, we entered into a binding agreement with one of our insurers to be reimbursed for $7.5 million related to our settlement with K-Swiss. We will record the insurance recovery in our third quarter 2008 financial statements.
For further discussion related to our litigation contingencies, please refer to Note 17 of our condensed consolidated financial statements, the “Liquidity and Capital Resources” section of this MD&A, and to Item 1 of Part II — Other Information within this Form 10-Q.

Consolidated Review of Operations
The following table presents the components of costs and expenses, as a percent of net sales, for the second quarter and first six months ended August 2, 2008 (“2008”) and August 4, 2007 (“2007”).

	Second Quarter		First Six Months
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0	65.6	68.1	64.3

Gross margin	31.0	34.4	31.9	35.7
Selling, general and administrative expense	28.4	28.7	28.4	28.8

Operating profit from continuing operations	2.6	5.7	3.5	6.9
Interest expense, net	1.9	0.1	1.8	0.1

Earnings from continuing operations before income taxes and minority interest	0.7	5.6	1.7	6.8
Effective income tax rate*	(41.2)	32.8	(1.6)	32.3

Earnings from continuing operations before minority interest	0.9	3.7	1.6	4.6
Minority interest, net of income taxes	(0.1)	(0.2)	(0.1)	(0.1)

Net earnings from continuing operations	0.8	3.5	1.5	4.5
Loss from discontinued operations, net of income taxes and minority interest	—	0.1	—	—

Net earnings	0.8%	3.6%	1.5%	4.5%

*	Percent of pre-tax earnings
Net Earnings
Second quarter 2008 net earnings were $8.1 million, or $0.13 per diluted share, down 67.5% versus second quarter 2007 net earnings of $24.9 million, or $0.38 per diluted share. For the first six months of 2008, net earnings were $27.8 million compared with $63.8 million in the 2007 comparable period. Results for both the second quarter and the first six months reflect a lower effective income tax rate than previously anticipated primarily due to the greater-than expected mix of earnings in lower-tax, international jurisdictions. Results for the second quarter include charges related to litigation totaling $36.2 million pre-tax. Results for the first six months of 2008 include charges related to litigation totaling $66.2 million pre-tax and incremental costs resulting from the flow through of acquired inventory recorded at fair value in the Stride Rite acquisition totaling $3.5 million pre-tax.
Net Sales
The table below summarizes net sales information for the second quarter and first six months of 2008 and 2007. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. Except for net sales, all metrics below exclude information from our Stride Rite Retail and Stride Rite Wholesale segments as those segments were not present until the acquisition date of August 17, 2007.
Sales percent increases (decreases) are as follows:

	Second Quarter		First Six Months
	2008	2007	2008	2007

Net sales	30.4%	(1.0)%	29.1%	1.9%
Same-store sales	0.2	(0.7)	(2.7)	2.4
Average selling price per unit	4.9	1.2	3.7	1.7
Unit volume	(4.0)	(2.4)	(5.8)	0.3
Footwear average selling price per unit	5.9	1.8	4.8	2.0
Footwear unit volume	(5.4)	(2.8)	(7.1)	0.1
Non-footwear average selling price per unit	3.9	(3.5)	1.6	(1.8)
Non-footwear unit volume	3.3	(0.1)	0.4	1.2
For the second quarter of 2008, net sales increased 30.4% or $212.4 million, to $911.7 million, over the second quarter of 2007. The increase in net sales was driven by the acquisition of Stride Rite in August 2007. In the second quarter of 2008, net sales included in the Stride Rite Wholesale reporting segment were $158.6 million and net sales in our Stride Rite Retail reporting segment were $48.7 million. There were no comparable sales for the second quarter of 2007 for these segments, as we had not yet acquired them at that time. Sales also increased in our Payless International reporting segment by 8.9% or $9.6 million to $117.0 million over the second quarter of 2007. These increases were offset by a decrease in sales from our Payless Domestic reporting segment of 0.8% or $4.5 million to $587.4 million.
For the first six months of 2008, net sales increased 29.1% or $416.2 million, to $1,844.1 million, over the first six months of 2007. The increase in net sales was driven by the acquisition of Stride Rite in August 2007. In the first six months of 2008, net sales included in the Stride Rite Wholesale reporting segment were $341.1 million and net sales in our Stride Rite Retail reporting segment were $105.8 million. There were no comparable sales for the first six months of 2007 for these segments, as we had not yet acquired them at that time. Sales also increased in our Payless International reporting segment by 11.4% or $22.6 million to $221.3 million over the first six months of 2007. These increases were offset by a decrease in sales from our Payless Domestic reporting segment of 4.3% or $53.3 million to $1,175.9 million.
Cost of Sales
Cost of sales was $628.9 million in the 2008 second quarter, up 37.1% from $458.7 million in the 2007 second quarter. The increase in cost of sales from second quarter of 2007 to 2008 is primarily due to incremental sales due to the acquisition of Stride Rite and the litigation charge recorded in the second quarter, partially offset by the cost of sales impact of lower sales in the Payless Domestic segment.
Cost of sales was $1,256.2 million in the first six months of 2008, up 36.8% from $918.4 million in the first six months of 2007. The increase in cost of sales from the first six months of 2007 to 2008 is primarily due to incremental sales due to the acquisition of Stride Rite and the litigation charges recorded in the first six months of 2008, partially offset by the cost of sales impact of lower sales in the Payless Domestic segment.
Gross Margin
Gross margin rate for the second quarter of 2008 was 31.0%, compared to a gross margin rate of 34.4% in the second quarter of 2007. The decrease in gross margin rate is primarily due to the impact of the litigation charge of $36.2 million, partially offset by more favorable initial retail mark-ons relative to last year. The litigation charge resulted in a 4.0 percentage point decrease in gross margin rate compared to the second quarter of 2007.
Gross margin rate for the first six months of 2008 was 31.9%, compared to a gross margin rate of 35.7% in the first six months of 2007. The decrease in gross margin rate is primarily due to the impact of the litigation charge of $66.2 million and the de-leveraging of fixed costs such as rent and other occupancy costs for our Payless Domestic segment. These items were partially offset by more favorable initial retail mark-ons relative to last year. The litigation charge resulted in a 3.6 percentage point decrease in gross margin rate compared to the first six months of 2007.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $259.2 million in the second quarter of 2008, an increase of 29.0% from $201.0 million in the second quarter of 2007. SG&A expenses were $523.0 million in the first six months of 2008, an increase of 27.3% from $410.9 million in the first six months of 2007. The increase in SG&A expenses for the second quarter and first six months of 2008 compared to 2007 is primarily due to the acquisition of Stride Rite.
As a percentage of net sales, SG&A expenses were 28.4% of net sales in the second quarter of 2008 versus 28.7% in the second quarter of 2007. The decrease, as a percentage of net sales, in the second quarter of 2008 was primarily due to the incremental impact of Stride Rite’s lower selling, general and administrative expense rate (0.6%) and the impact of higher Payless sales (0.2%), partially offset by increased advertising expenses (0.5%).
As a percentage of net sales, SG&A expenses were 28.4% of net sales in the first six months of 2008 versus 28.8% in the first six months of 2007. The decrease, as a percentage of net sales, in the first six months of 2008 was primarily due to the incremental impact of Stride Rite’s lower selling, general and administrative expense rate (1.0%) partially offset by the impact of lower Payless sales (0.6%).
Interest Expense (Income)
Interest income and expense components were:

	Second Quarter		First Six Months
(dollars in millions)	2008	2007	2008	2007

Interest expense	$20.7	$4.8	$39.2	$9.6
Interest income	(3.9)	(4.0)	(5.2)	(8.7)

Interest expense, net	$16.8	$0.8	$34.0	$0.9

The increase in interest expense in the second quarter and first six months of 2008 is due primarily to the increased borrowings used to fund the Stride Rite acquisition. The decline in interest income is a result of the decrease in invested cash balances used to fund the Stride Rite and Collective Licensing acquisitions in 2007.
Income Taxes
Our effective income tax rate on continuing operations was negative 41.2% during the second quarter of 2008 compared to 32.8% in the second quarter of 2007. Our effective income tax rate on continuing operations was negative 1.6% during the first six months of 2008 compared to 32.3% during the first six months of 2007. The favorable difference in the overall effective tax rate for 2008 compared to 2007 is due primarily to comparatively lower income in relatively high tax rate jurisdictions partially caused by increased interest and litigation expenses, as well as increased income in relatively lower tax rate jurisdictions. We recorded $0.4 million of favorable discrete events in the second quarter of 2008 and $1.7 million of favorable discrete events in the first six months of 2008. In total for fiscal 2008, the effective income tax rate is expected to be approximately 4% exclusive of discrete events. For additional information regarding our income taxes, please see Note 13, Income Taxes, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Minority Interest, Net of Taxes
Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations. The increase in minority interest, net of taxes, is due to improved net earnings in our Latin America joint ventures.
Discontinued Operations
Discontinued operations in 2008 include Parade operations. The loss from discontinued operations of $0.1 million and $0.5 million, net of income taxes, during the second quarter and first six months of 2008, respectively, primarily relates to lease termination costs associated with the exit from Parade. The earnings from discontinued operations of $0.2 million and $0.1 million, net of income taxes, during the second quarter and first six months of 2007, respectively, primarily relates to accrual adjustments associated with Parade contract termination costs.
Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating profit from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment revenues from external customers to consolidated net sales and reporting segment operating profit from continuing operations to our consolidated operating profit from continuing operations for the second quarter and six months ended August 2, 2008 and August 4, 2007:

	Second Quarter		First Six Months
(in millions)	2008	2007	2008	2007

Revenues from external customers:
Payless Domestic	$587.4	$591.9	$1,175.9	$1,229.2
Payless International	117.0	107.4	221.3	198.7
Stride Rite Wholesale	158.6	—	341.1	—
Stride Rite Retail	48.7	—	105.8	—

Consolidated Net Sales	$911.7	$699.3	$1,844.1	$1,427.9

Operating profit from continuing operations:
Payless Domestic	$(3.9)	$26.6	$1.2	$79.7
Payless International	17.3	12.9	28.7	18.6
Stride Rite Wholesale	13.4	—	36.5	—
Stride Rite Retail	(3.2)	—	(1.6)	—

Operating profit from continuing operations	$23.6	$39.5	$64.8	$98.3

The following table presents the change in store count during the second quarter and first six months of 2008 and 2007 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

		Payless	Stride Rite
	Payless Domestic	International	Retail	Total

Second Quarter 2008
Beginning store count	3,956	606	348	4,910
Stores opened	20	3	6	29
Stores closed	(35)	(3)	(3)	(41)

Ending store count	3,941	606	351	4,898

First Six Months 2008
Beginning store count	3,954	598	340	4,892
Stores opened	71	13	18	102
Stores closed	(84)	(5)	(7)	(96)

Ending store count	3,941	606	351	4,898

Second Quarter 2007
Beginning store count	3,974	590	—	4,564
Stores opened	32	3	—	35
Stores closed	(34)	(5)	—	(39)

Ending store count	3,972	588	—	4,560

First Six Months 2007
Beginning store count	3,986	586	—	4,572
Stores opened	65	8	—	73
Stores closed	(79)	(6)	—	(85)

Ending store count	3,972	588	—	4,560

Payless Domestic Segment Operating Results
The Payless Domestic operating segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless Domestic segment for the second quarter and first six months ended August 2, 2008 and August 4, 2007:

	Second Quarter			First Six Months
			Percent			Percent
(dollars in millions)	2008	2007	2007 to 2008	2008	2007	2007 to 2008

Revenues from external customers	$587.4	$591.9	(0.8)%	$1,175.9	$1,229.2	(4.3)%
Operating (loss) profit from continuing operations	$(3.9)	$26.6	(114.7)%	$1.2	$79.7	(98.5)%
Operating (loss) profit from continuing operations as % of revenues from external customers	(0.7)%	4.5%		0.1%	6.5%
For the second quarter of 2008, revenues from external customers for the Payless Domestic reporting segment decreased 0.8% or $4.5 million, to $587.4 million, from the second quarter of 2007. The decrease in sales is due to lower traffic and lower unit sales across all footwear product categories, partially offset by increases in average selling prices per unit across all product categories.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to (0.7)% for the second quarter of 2008 compared to 4.5% in the second quarter of 2007. The percentage decrease is primarily due to litigation charges, negative leverage on rent and other occupancy costs, and increased SG&A expenses.
For the first six months of 2008, revenues from external customers for the Payless Domestic reporting segment decreased 4.3% or $53.3 million, to $1,175.9 million, from the first six months of 2007. The decrease in sales is due to lower traffic and lower unit sales across all product categories, partially offset by increases in average selling prices per unit across all product categories.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 0.1% for the first six months of 2008 compared to 6.5% in the first six months of 2007. The percentage decrease is primarily due to litigation charges and negative leverage on occupancy costs and SG&A expenses due to lower net sales.
Payless International Segment Operating Results
Our Payless International operating segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands. Stores in the Central and South American Regions are operated as joint ventures.

	Second Quarter			First Six Months
			Percent			Percent
(dollars in millions)	2008	2007	2007 to 2008	2008	2007	2007 to 2008

Revenues from external customers	$117.0	$107.4	8.9%	$221.3	$198.7	11.4%
Operating profit from continuing operations	$17.3	$12.9	34.1%	$28.7	$18.6	54.3%
Operating profit from continuing operations as % of revenues from external customers	14.8%	12.0%		13.0%	9.4%
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
For the second quarter of 2008, revenues from external customers for the Payless International reporting segment increased 8.9% or $9.6 million, to $117.0 million, over the second quarter of 2007. The increase in sales was driven by increased sales in Canada, Central and South America offset by decreased sales in Puerto Rico. The increase in sales in Canada was due primarily to a favorable exchange rate over the second quarter of 2007.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 14.8% for the second quarter of 2008 compared to 12.0% in the second quarter of 2007. The percentage increase is primarily due to improved gross margin rates in Canada and Central America.
For the first six months of 2008, revenues from external customers for the Payless International reporting segment increased 11.4% or $22.6 million, to $221.3 million, over the first six months of 2007. The increase in sales was driven by increased sales in Canada, Central and South America offset by a decrease in sales in Puerto Rico. The increase in sales in Canada was due primarily to a favorable exchange rate over the first six months of 2007.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 13.0% for the first six months of 2008 compared to 9.4% in the first six months of 2007. The percentage increase is primarily due to improved gross margin rates in Canada and Central America.

Stride Rite Wholesale Segment Operating Results
The Stride Rite Wholesale operating segment is comprised of Stride Rite’s wholesale operations, which includes sales from the Stride Rite, Robeez, Sperry Top-Sider, Saucony, Keds and Tommy Hilfiger brands.
The revenues from external customers for the Stride Rite Wholesale segment were $158.6 million for the second quarter of 2008 and $341.1 million for the first six months of 2008. We did not have revenues for this segment during the first six months of 2007 as Stride Rite was acquired on August 17, 2007. Sales in this segment were driven primarily by strong sales of the Sperry Top-Sider, Saucony and Tommy Hilfiger brands, which were partially offset by declines in the Keds business. The Stride Rite Wholesale segment operating profit of $13.4 million for the second quarter of 2008 and $36.5 million for the first six months of 2008 were primarily driven by strong sales of Saucony, Sperry Top-Sider and Tommy Hilfiger product.
In 2008, we announced plans to end our licensing agreement with Tommy Hilfiger for our men’s and women’s brands, effective January 1, 2009. Our license for Tommy Hilfiger Kids footwear licensing agreement will expire at the end of calendar year 2009 and there can be no assurances that it will be renewed. The aggregate revenues produced by Stride Rite's Tommy Hilfiger licenses were approximately $48 million for the 26 weeks ended August 2, 2008.
Stride Rite Retail Segment Operating Results
The Stride Rite Retail operating segment is comprised of operations from Stride Rite’s specialty stores and outlet stores.
The revenues from external customers for the Stride Rite Retail segment were $48.7 million for the second quarter of 2008 and $105.8 million for the first six months of 2008. We did not have sales for this segment prior to 2007 as Stride Rite was acquired on August 17, 2007. The Stride Rite Retail segment operating loss was $3.2 million for the second quarter of 2008 and $1.6 million for the first six months of 2008. Sales and operating profit in this segment were affected by the difficult economic and retail environment.
Liquidity and Capital Resources
We ended the second quarter of 2008 with a cash and cash equivalents balance of $451.4 million, an increase of $124.0 million over the 2007 second quarter. The increase over last year was due primarily to cash generated from operations and the proceeds from our revolving loan facility offset by cash paid for capital expenditures, share repurchases and the Stride Rite acquisition.
As of August 2, 2008, our foreign subsidiaries and joint ventures had $99.9 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
On May 16, 2008, we borrowed $215.0 million under our revolving loan facility, which increased cash and cash equivalents by that amount and decreased our availability under our revolving loan facility by $215.0 million. As of August 2, 2008 we have $74.2 million of availability remaining under our revolving loan facility.
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
As of August 2, 2008, we were in compliance with all of our debt covenants. We believe that our liquid assets, cash generated from operations and amounts available under our revolving loan facility will provide us with sufficient funds for capital expenditures and other operating activities for the next twelve months.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $87.0 million in the first six months of 2008, compared with $62.4 million for the same period in 2007. As a percentage of net sales, cash flow from operations was 4.7% in the first six months of 2008, compared with 4.4% in the same period in 2007. The significant changes in operating cash flow during the first six months of 2008 as compared with the 2007 period relate to net positive cash flow from working capital changes at Payless including prepaid expenses and other current assets, accounts payable and accrued expenses, as well as the incremental cash generated by Stride Rite, offset by the K-Swiss settlement payment.
Cash Flow Used in Investing Activities
Our capital expenditures totaled $78.2 million during the first three months of 2008, compared with $93.0 million for the same period in 2007. Total capital expenditures in 2008 are expected to be approximately $130 million. We intend to use internal cash flow and available financing from Revolving Loan Facility to finance all of these expenditures.
Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Six Months
	2008		2007
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Stock repurchase program	$—	—	$19.7	595
Employee stock purchase, deferred compensation and stock incentive plans	1.3	111	1.0	27

	$1.3	111	$20.7	622

Under the indenture governing our 8.25% Senior Subordinated Notes, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
Based upon the provisions of the Term Loan Facility, we may be required to make an excess cash flow mandatory prepayment on the term loan facility no later than 120 days after the Company’s fiscal year end. Based on projected 2008 results, we anticipate that we will be required to make such a mandatory prepayment of between $20.0 million and $40.0 million depending upon the amount of excess cash flow generated in 2008 and our leverage at fiscal year-end. The excess cash flow mandatory prepayment is an annual requirement under the Term Loan Facility. As the excess cash flow mandatory prepayment estimates are preliminary and are therefore subject to further refinement, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above.
Contractual Obligations
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended February 2, 2008. There have been no significant developments with respect to our contractual obligations since February 2, 2008.
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	August 2,	August 4,	February 2,
	2008	2007	2008

Current Ratio	2.9	2.6	2.3
Debt-capitalization Ratio*	60.4%	21.1%	56.7%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 76.1%, 62.8% and 73.5%, respectively, for the periods referred to above.
The increase of the debt-capitalization ratio as of August 2, 2008 is due to the additional debt incurred to finance the Stride Rite acquisition and the $215.0 million borrowed under our revolving loan facility.

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
New Accounting Standards
See Note 18 of the condensed consolidated financial statements for new accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. As of August 2, 2008 there was $215.0 million borrowed on the revolving line of credit. As of August 2, 2008, a 100 basis point increase in LIBOR on the borrowings on our revolving line of credit would impact pretax interest expense by approximately $2.1 million annually or approximately $0.5 million per quarter.
On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. As of August 2, 2008, we have hedged $445 million of our Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of August 2, 2008, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $2.7 million annually or approximately $0.7 million per quarter.
Foreign Currency Risk
We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the 26 weeks ended August 2, 2008, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of August 1, 2008, the last day of trading in our quarter, the exchange rate was 6.84 Yuan per U.S. dollar compared to 7.58 Yuan per U.S. dollar at the end of our second quarter 2007 and 7.19 Yuan per U.S. dollar at the end of our 2007 fiscal year.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, plaintiffs appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On December 21, 2007, the District Court entered an Order granting, in part, adidas’ summary judgment motion and dismissing several of the Company’s affirmative defenses including laches, waiver and estoppel. In that same order, the District Court denied several of the Company’s summary judgment motions, although the judge did dismiss plaintiffs’ state law trademark dilution claims (during the trial, the Court clarified its ruling indicating that only the state law dilution claims with respect to trade dress were dismissed). On February 4, 2008, the Company filed (with the Court’s permission) a motion to reconsider the District Court’s summary judgment rulings dismissing the Company’s laches, waiver and estoppel defenses, which was denied on March 10, 2008. On April 8, 2008, a four week jury trial commenced, at the conclusion of which on May 5, 2008, the jury entered a verdict against the Company for actual damages in the amount of $30,610,079; disgorgement profits damages in the amount of $137,003,578 (which required a finding of willfulness); and punitive damages in the amount of $137,003,578. On May 12, 2008, the Company filed a Motion for Judgment as a Matter of Law or in the alternative a Motion for New Trial, and requested that the verdict be vacated or in the alternative for Remittitur of the amount of the verdict. On May 21, 2008, plaintiffs filed a Proposed Order of Permanent Injunction and supporting brief requesting permanent injunctive relief. The Company responded on May 27, 2008, with a Memorandum in Opposition to Plaintiffs’ proposed Order of Permanent Injunction. On June 9, 2008, the Company filed a Supplement Motion for a New Trial. The Company requested oral argument before the Court on all post-trial motions, which the Court granted and heard oral argument on the Motion for New Trial, Motion for Judgment as a Matter of Law, and Remittitur on July 21, 2008. On or about May 13, 2008, The Ohio Casualty Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The parties have agreed to stay the action pending final resolution of the underlying lawsuit. On or about July 2, 2008, Federal Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The Company has until September 27, 2008, to file a response. On or about July 24, 2008, American Guarantee & Liability Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The Company has not yet been served. The Company believes the verdict was excessive, unjustified and the product of legal error, and that its post-trial motions raise meritorious claims with respect to the verdict. The Company is also considering the appeal of the verdict in this lawsuit. During the first quarter of 2008, the Company recorded a $30.0 million, or $0.36 per diluted share, pre-tax liability related to loss contingencies associated with this matter. This liability, which was recorded within accrued expenses on the Company’s condensed consolidated balance sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $304.6 million, and the ultimate resolution of this matter may materially differ from the amount recorded as of August 2, 2008 as a result of future court rulings or potential settlements, thereby materially affecting the Company’s financial position, results of operations and cash flows.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. In the ITC investigation, Crocs seeks an order and injunction prohibiting any of the Respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge (“ALJ”) in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining Respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all Respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All Respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the ALJ entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the ALJ entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the ALJ from September 7-14, 2007. On April 11, 2008, the ALJ rendered a decision in favor of Respondents. The ALJ made an initial determination that there are no grounds upon which to grant the exclusionary order sought by Crocs, based upon these factors: (1) the utility patent US No. 6,993,858 is invalid; (2) the accused shoes lack substantial similarity with respect to the design of design patent No. D517,789; and (3) Crocs failed to demonstrate that it practices a domestic industry by making shoes within the scope of design patent No. D517,789. On July 25, 2008, the ITC Commission modified and clarified the ALJ’s initial determination, but affirmed the ALJ’s findings of invalidity of utility patent US No. 6,993,858, non-infringement of design patent No. D517,789, and lack of domestic industry with respect to design patent No. D517,789. As such, the Commission terminated the investigation. On or about December 11, 2007, Discover Property & Casualty Insurance Company filed a declaratory judgment action against the Company, Payless ShoeSource Worldwide, Inc. and Collective Licensing (collectively “Defendants”) seeking a declaration that there is no coverage for the Colorado federal court action or the ITC action filed by Crocs. On February 29, 2008, Defendants filed a motion to dismiss or stay the action, which motion remains pending. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and actions and has filed an answer and defenses. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On or about April 20, 2007, a Complaint was filed against the Company in the U.S. District Court for the Eastern District of New York, captioned American Eagle Outfitters and Retail Royalty Co. (“AEO”) v. Payless ShoeSource, Inc. The Complaint sought injunctive relief and unspecified monetary damages for false advertising, trademark infringement, unfair competition, false description, false designation of origin, breach of contract, injury to business reputation, deceptive trade practices, and to void or nullify an agreement between the Company and third party Jimlar Corporation. Plaintiffs filed a motion for preliminary injunction on or about May 7, 2007. On December 20, 2007, the Magistrate Judge who heard oral arguments on the pending motions issued a Report and Recommendation (“R&R”) recommending that a preliminary injunction issue requiring the Company, in marketing its American Eagle products, to “prominently display” a disclaimer stating that: “AMERICAN EAGLE by Payless is not affiliated with AMERICAN EAGLE OUTFITTERS.” The Magistrate Judge also recommended that Payless stop using “Exclusively at Payless” in association with its American Eagle products. The parties then filed objections to this R&R and, on January 23, 2008, the District Court Judge issued an order remanding the matter back to the Magistrate Judge and instructing him to consider certain arguments raised by the Company in its objections. On June 6, 2008, the Magistrate Judge issued a Supplemental Report and Recommendation (“Supp. R&R”), modifying his earlier finding, stating that AEO had not established a likelihood of success on the merits of its breach of contract claim, and recommending denial of the Company’s request for an evidentiary hearing. The parties again filed objections and, on July 7, 2008, the District Court Judge entered an order adopting the Magistrate’s December 20, 2007 R&R, as modified by the June 6, 2008 Supp. R&R. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed its Answer and Counterclaim on July 21, 2008. On August 1, 2008, the parties each submitted proposals regarding the form of the preliminary injunction. On August 27, 2008, the Magistrate Judge issued a Report and Recommendation that includes a proposed preliminary injunction providing additional detail for, among other things, the manner of complying with the previously recommended disclaimer. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
ITEM 1A. RISK FACTORS
For more information regarding our critical accounting policies, estimates and judgments, see Item 1A in our Form 10-K for the year ended February 2, 2008. In addition to our risk factors disclosed in our 2007 Annual Report on Form 10-K, we now have the following risk factors:
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
An adverse final resolution of our litigation with adidas following appeal could have a material adverse effect on our results of operations, liquidity and capital resources. As described above, any further loss that we would record could be significant and could materially adversely affect our results of operations in the period in which those losses are recorded, as well as affecting our ability to operate our businesses in the manner in which we have planned. Although as of August 2, 2008 we were in compliance with the terms of our credit agreements, the significant uncertainty surrounding our litigation means that no assurance can be given that we will remain so in the future.
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

Although we carry insurance coverage with respect to certain claims related to litigation and have made claims under the applicable policies for our litigation with adidas, there can be no assurances that those policies will provide coverage for any liability we may ultimately incur with respect to this matter.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 22, 2008, 14,136 shares were credited to Director’s accounts under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. Each Director is permitted to defer receipt of a portion of their compensation including their annual restricted stock grant pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. Non-Management Directors also deferred an aggregate of 30,628 shares under the Deferred Compensation Plan for Non-Management Directors, which they would have otherwise been entitled to receive as part of their director fee. In addition, on June 30, 2008, an additional 3,940 shares were deferred as a result of the election made by a newly elected director. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transaction by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended August 2, 2008, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)

05/04/08 – 05/31/08	7	12.37	—	204.8
06/01/08 – 07/05/08	14	11.77	—	204.8
07/06/08 – 08/02/08	68	10.45	—	204.8

Total	89	10.81	—	204.8	(2)

(1)	Includes an aggregate of approximately 90 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
ITEM 6. EXHIBITS
(a) Exhibits:

Number	Description

10.1	Settlement Agreement entered into by and between K-Swiss, Inc. and Payless ShoeSource, Inc., effective June 24, 2008.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Senior Vice President, Chief Financial Officer and Treasurer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTIVE BRANDS, INC.
Date: September 3, 2008	By:	/s/ Matthew E. Rubel
Matthew E. Rubel
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: September 3, 2008	By:	/s/ Ullrich E. Porzig
Ullrich E. Porzig
Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)