Form 10-Q
period 2008-11-01
COLLECTIVE BRANDS, INC.
filed 2008-12-04
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-14770
COLLECTIVE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	43-1813160 (I.R.S. Employer Identification No.)

3231 Southeast Sixth Avenue, Topeka, Kansas (Address of principal executive offices)	66607-2207 (Zip Code)

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
63,760,446 shares as of December 1, 2008

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED NOVEMBER 1, 2008
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Net sales	$862.7	$830.7	$2,706.8	$2,258.6
Cost of sales	564.0	563.5	1,820.2	1,481.9

Gross margin	298.7	267.2	886.6	776.7
Selling, general and administrative expenses	245.1	239.6	768.1	650.5
Restructuring charges	0.1	(0.1)	0.2	0.2

Operating profit from continuing operations	53.5	27.7	118.3	126.0
Interest expense	19.9	18.1	57.7	27.7
Interest income	(2.7)	(2.9)	(6.5)	(11.6)

Earnings from continuing operations before income taxes and minority interest	36.3	12.5	67.1	109.9
(Benefit) provision for income taxes	(12.9)	(15.1)	(13.4)	16.4

Earnings from continuing operations before minority interest	49.2	27.6	80.5	93.5
Minority interest, net of income taxes	(1.8)	(2.0)	(4.8)	(4.2)

Net earnings from continuing operations	47.4	25.6	75.7	89.3
Earnings (loss) from discontinued operations, net of income taxes and minority interest	0.1	(0.1)	(0.4)	—

Net earnings	$47.5	$25.5	$75.3	$89.3

Basic earnings per share:
Earnings from continuing operations	$0.75	$0.40	$1.20	$1.38
Earnings (loss) from discontinued operations	—	—	—	—

Basic earnings per share	$0.75	$0.40	$1.20	$1.38

Diluted earnings per share:
Earnings from continuing operations	$0.75	$0.39	$1.19	$1.36
Earnings (loss) from discontinued operations	—	—	—	—

Diluted earnings per share	$0.75	$0.39	$1.19	$1.36

Basic Weighted Average Shares Outstanding	63.0	64.6	62.9	64.6
Diluted Weighted Average Shares Outstanding	63.2	65.3	63.1	65.7
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	November 1,	November 3,	February 2,
	2008	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$523.6	$301.3	$232.5
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of November 1, 2008, November 3, 2007, and February 2, 2008 of $5.3, $0.7 and $3.4, respectively	89.1	93.6	86.1
Inventories	467.6	476.1	470.1
Current deferred income taxes	45.6	15.1	23.8
Prepaid expenses	74.8	94.9	93.4
Other current assets	37.1	14.9	31.5
Current assets of discontinued operations	0.9	0.8	0.8

Total current assets	1,238.7	996.7	938.2

Property and Equipment:
Land	8.6	10.8	9.3
Property, buildings and equipment	1,486.8	1,422.6	1,440.1
Accumulated depreciation and amortization	(952.1)	(892.4)	(898.4)

Property and equipment, net	543.3	541.0	551.0

Intangible assets, net	539.4	564.8	559.5
Goodwill	324.0	314.6	321.0
Deferred income taxes	0.2	1.4	1.5
Other assets	40.1	43.3	44.0

Total Assets	$2,685.7	$2,461.8	$2,415.2

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$222.3	$7.5	$7.4
Accounts payable	186.5	159.3	200.9
Accrued expenses	208.2	214.4	203.5
Current liabilities of discontinued operations	1.8	1.5	1.3

Total current liabilities	618.8	382.7	413.1

Long-term debt	909.7	918.6	914.9
Deferred income taxes	116.0	132.0	112.9
Other liabilities	243.8	221.3	254.2
Minority interest	21.3	13.5	17.2
Commitments and contingencies (Note 17)
Shareowners’ equity	776.1	793.7	702.9

Total Liabilities and Shareowners’ Equity	$2,685.7	$2,461.8	$2,415.2

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended
	November 1,	November 3,
	2008	2007
Operating Activities:
Net earnings	$75.3	$89.3
Loss from discontinued operations, net of income taxes and minority interest	0.4	—
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	5.6	6.1
Depreciation and amortization	105.9	81.4
Provision for losses on accounts receivable	2.2	0.7
Share-based compensation expense	12.4	10.7
Deferred income taxes	(21.3)	(4.7)
Minority interest, net of income taxes	4.8	4.2
Income tax benefit from share-based compensation	—	2.6
Excess tax benefit from share-based compensation	—	(2.4)
Interest income on held-to-maturity investments	—	(0.6)
Changes in working capital, exclusive of the effects of acquisitions:
Accounts receivable, net	(4.8)	22.5
Inventories	(2.6)	76.0
Prepaid expenses and other current assets	9.0	(33.1)
Accounts payable	(8.6)	(76.7)
Accrued expenses	17.5	(16.5)
Changes in other assets and liabilities, net	6.7	22.0
Contributions to pension plans	(4.7)	—
Net cash used in discontinued operations	—	(0.3)

Cash flow provided by operating activities	197.8	181.2

Investing Activities:
Capital expenditures	(107.5)	(128.0)
Restricted cash	—	2.0
Proceeds from sale of property and equipment	2.1	2.9
Purchases of investments	—	(6.1)
Sales and maturities of investments	—	96.7
Acquisition of businesses, net of cash acquired	—	(876.9)

Cash flow used in investing activities	(105.4)	(909.4)

Financing Activities:
Repayment of notes payable	—	(2.0)
Issuance of debt	—	725.0
Proceeds from revolving loan facility	215.0	—
Repayment of debt	(5.5)	(51.5)
Payment of deferred financing costs	(0.1)	(8.1)
Issuances of common stock	0.8	8.3
Purchases of common stock	(1.7)	(21.2)
Excess tax benefit from share-based compensation	—	2.4
Contributions by minority owners	3.4	—
Distribution to minority owners	(3.6)	(2.4)

Cash flow provided by financing activities	208.3	650.5

Effect of exchange rate changes on cash	(9.6)	7.6

Increase (decrease) in cash and cash equivalents	291.1	(70.1)
Cash and cash equivalents, beginning of year	232.5	371.4

Cash and cash equivalents, end of period	$523.6	$301.3

Supplemental cash flow information:
Interest paid	$54.0	$11.2
Income taxes paid	$13.1	$19.6
Non-cash investing and financing activities:
Accrued capital additions	$12.7	$23.7
Accrued capital lease addition	$—	$1.2
Accrued financing costs	$—	$0.7
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Interim Results
These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 52-95) in the Company’s 2007 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in the Central and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is composed of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is composed of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. The results for the thirty-nine week period ended November 1, 2008 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 31, 2009.
Note 2 — Acquisitions
Stride Rite
On August 17, 2007, the Company completed the acquisition of 100% of the equity of The Stride Rite Corporation (“Stride Rite”). The purchase price of Stride Rite was approximately $786.6 million, net of cash acquired, including transaction costs. Identification and allocation of value assigned to the identified intangible assets is based on the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”).

The purchase price allocation, net of cash acquired, was as follows:

(dollars in millions)

Receivables	$91.3
Inventories	184.6
Other current assets	35.7

Total current assets	311.6
Property and equipment	68.0
Goodwill	283.8
Indefinite lived trademarks	388.1
Finite lived intangible assets	84.2
Other assets	10.7

Total assets acquired	1,146.4

Accounts payable	(53.4)
Accrued expenses and other current liabilities	(61.7)

Total current liabilities	(115.1)
Long-term debt	(46.0)
Long-term deferred tax liabilities	(178.3)
Other long-term liabilities	(20.4)

Total liabilities	(359.8)

Net assets acquired	$786.6

As part of the purchase price allocation, the Company incurred exit costs as a result of the Stride Rite acquisition. These costs include employee severance for certain Stride Rite corporate employees as well as employee severance, contract termination and other costs related to the Company’s plan to close Stride Rite’s Burnaby, British Columbia headquarters, manufacturing facility and distribution center, as well as Stride Rite’s Huntington, Indiana distribution center.
The significant components of the exit costs incurred as of November 1, 2008, are summarized as follows:

	Total Costs Incurred
	as of November 1,	Accrual Balance as of	39 Weeks Ended November 1, 2008		Accrual Balance as of
(dollars in millions)	2008	February 2, 2008	Costs Incurred	Cash Payments	November 1, 2008

Employee severance costs	$16.4	$12.8	$1.9	$(7.5)	$7.2
Contract termination and other costs	2.5	1.2	1.3	(0.4)	2.1

Total	$18.9	$14.0	$3.2	$(7.9)	$9.3

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

Pro forma Financial Information
The following pro forma combined results of operations for the acquisitions of Stride Rite and Collective Licensing has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that will be achieved by the combined company in the future. The pro forma combined results of operations assume that the acquisitions of Stride Rite and Collective Licensing occurred at the beginning of fiscal year 2007. The results have been prepared by adjusting the historical results of the Company to include the historical results of Stride Rite and Collective Licensing, the incremental interest expense and the impact of the purchase price allocations.

	13 Weeks Ended	39 Weeks Ended
(dollars in millions, except per share)	November 3, 2007	November 3, 2007

Net sales	$854.8	$2,688.1
Net earnings	34.7	89.3

Basic earnings per share	$0.54	$1.38
Diluted earnings per share	$0.53	$1.36
Note 3 — Exit Costs
During 2007, the Company’s Board of Directors approved a plan to shift to a new distribution model. As part of the plan, the Company is opening a new distribution center in Brookville, Ohio, which will begin operation in the fourth quarter of 2008. This distribution center will be in addition to the Company’s Redlands, California distribution center that commenced operations in the third quarter of 2007. Once both new distribution centers are operating satisfactorily, the Company plans to close its current distribution center in Topeka, Kansas. Total exit costs are currently estimated to be approximately $12 million, consisting of approximately $3 million of non-cash accelerated depreciation expense, approximately $7 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The exit costs are recorded as costs of sales in the condensed consolidated statements of earnings and are included in the Payless Domestic segment. Actual results could vary from these estimates.
The significant components of the exit costs incurred as of November 1, 2008, are summarized as follows:

	Total Costs Incurred
	as of November 1,	Accrual Balance as of	39 Weeks Ended November 1, 2008		Accrual Balance as of
(dollars in millions)	2008	February 2, 2008	Costs Incurred	Cash Payments	November 1, 2008

Employee severance costs	$6.7	$5.2	$0.8	$(0.2)	$5.8
Contract termination	0.8	—	—	—	—

Subtotal	7.5	$5.2	0.8	$(0.2)	$5.8

Accelerated depreciation	2.5		0.1

Total	$10.0		$0.9

The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed, which is expected to be in the second quarter of 2009.

Note 4 — Discontinued Operations
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations for the 13 and 39 weeks ended November 1, 2008 and the 13 and 39 weeks ended November 3, 2007, for Parade and the 26 Payless stores closed in connection with the 2004 restructuring plan are classified as discontinued operations within the Payless Domestic segment.
Note 5 — Inventories
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Wholesale inventories are valued at the lower of cost or market using the FIFO method. Raw materials of $1.7 million, $1.4 million and $1.9 million are included in inventories in the condensed consolidated balance sheets at November 1, 2008, November 3, 2007 and February 2, 2008, respectively.
Note 6 — Intangible Assets
The following is a summary of the Company’s intangible assets:

	November 1,	November 3,	February 2,
(dollars in millions)	2008	2007	2008

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$64.5	$69.9	$69.9
Less: accumulated amortization	(52.7)	(53.7)	(54.7)

Carrying amount, end of period	11.8	16.2	15.2

Customer relationships:
Gross carrying amount	76.3	75.8	73.7
Less: accumulated amortization	(18.1)	(2.9)	(5.9)

Carrying amount, end of period	58.2	72.9	67.8

Trademarks and other intangible assets:
Gross carrying amount	21.4	18.4	20.7
Less: accumulated amortization	(5.7)	(2.0)	(3.5)

Carrying amount, end of period	15.7	16.4	17.2

Total carrying amount of intangible assets subject to amortization	85.7	105.5	100.2
Indefinite-lived trademarks	453.7	459.3	459.3

Total intangible assets	$539.4	$564.8	$559.5

Customer relationships are amortized on an accelerated basis. All other intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense on intangible assets is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(dollars in millions)	2008	2007	2008	2007

Amortization expense on intangible assets	$4.8	$4.6	$16.2	$6.7
The Company expects amortization expense for the next five years to be as follows (dollars in millions):

Year	Amount
Remainder of 2008	$5.1
2009	19.4
2010	15.5
2011	12.5
2012	10.2

Note 7 — Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill but tests it for impairment annually, or at any other interim reporting date when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.
During the third quarter of 2008, the Company performed its required annual goodwill impairment test and concluded there was no impairment of goodwill. The Company assesses goodwill for impairment between annual tests if events or circumstances indicate that they would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant adverse change in the Company’s market capitalization or anticipated future operating performance could result in the book value of a reporting unit exceeding its fair value, resulting in an impairment charge. This impairment charge, if significant, would adversely impact the Company’s financial position and results of operations.
The changes in the carrying amount of goodwill, by reporting segment, as of November 1, 2008 and February 2, 2008 are as follows:

	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	Retail	Wholesale	Consolidated

Balance as of February 2, 2008	$40.2	$42.0	$238.8	$321.0
Adjustments to Stride Rite purchase price allocation	—	—	3.0	3.0

Balance as of November 1, 2008	$40.2	$42.0	$241.8	$324.0

As of November 3, 2007 the carrying amount of goodwill was $40.2 million in the Payless Domestic reporting segment, $41.0 million in the Stride Rite Retail reporting segment and $233.4 million in the Stride Rite Wholesale reporting segment.
Note 8 — Long-Term Debt
The following is a summary of the Company’s long-term debt and capital lease obligations outstanding:

	November 1,	November 3,	February 2,
(dollars in millions)	2008	2007	2008

Term loan facility	$717.8	$725.0	$723.2
Senior subordinated notes (1)	198.1	197.7	197.8
Revolving loan facility (2)	215.0	—	—
Capital-lease obligations	1.1	1.4	1.3
Other	—	2.0	—

Total debt	1,132.0	926.1	922.3
Less: current maturities of long-term debt	222.3	7.5	7.4

Long-term debt	$909.7	$918.6	$914.9

(1)	As of November 1, 2008, the fair value of the Company’s senior subordinated notes was $150.0 million based on recent trading activity. The decline in the fair value of the Senior Subordinated Notes is primarily due to the current state of the credit market for similar debt instruments.

(2)	As of November 1, 2008, the Company’s borrowing base on its revolving loan facility was $313.8 million less $215.0 million in borrowings and $30.8 million in outstanding letters of credit, or $68.0 million. The variable interest rate including the applicable variable margin at November 1, 2008, was 4.28%.
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
As of November 1, 2008, the Company was in compliance with all of its debt covenants.
In the fourth quarter of 2008, the Company repaid the $215.0 million outstanding balance on its Revolving Loan Facility.

Note 9 — Derivatives
The Company entered into an interest rate swap arrangement for an initial amount of $540 million on August 17, 2007 to hedge a portion of its variable rate term loan facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of November 1, 2008, the Company has hedged $445 million of its term loan facility. This derivative instrument is designated as a cash flow hedge for accounting purposes, and the change in the fair value of this instrument is recorded as a component of accumulated other comprehensive income within shareowners’ equity on the Condensed Consolidated Balance Sheet. There was no ineffectiveness in the third quarter or first 39 weeks of 2008 related to this derivative instrument. As of the end of the third quarter of 2008, the Company performed an analysis on its interest rate swap, which included a counterparty performance risk assessment, and concluded that there is no ineffectiveness.
As of November 1, 2008, the Company has recorded $18.1 million in other long-term liabilities, with the offsetting amounts of $11.0 million and $7.1 million recorded to accumulated other comprehensive income and deferred tax assets, respectively, related to the fair value of the interest rate swap. Realized gains or losses on the hedging instrument occur when a portion of the hedge settles or if it is probable that the forecasted transaction will not occur. Realized gains and losses are classified in interest expense. For the 13 and 39 weeks ended November 1, 2008, the Company had a realized loss of $2.5 million and $7.2 million, respectively, related to the interest rate swap. The Company expects $10.6 million of the fair value of the interest rate swap recorded in other long-term liabilities to be recognized in earnings during the next 12 months.
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
The unrealized loss on the interest rate swap of $18.1 million is classified within level 2 of the fair value hierarchy of SFAS No. 157. No other assets or liabilities are measured at fair value under SFAS No. 157 as of November 1, 2008.
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

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(dollars in millions)	2008	2007	2008	2007

Components of pension expense:
Service cost	$0.1	$0.2	$0.3	$0.7
Interest cost	0.6	0.4	1.8	1.3
Amortization of prior service cost	0.4	0.1	1.2	0.3
Amortization of actuarial loss	0.2	0.2	0.6	0.5

Total	$1.3	$0.9	$3.9	$2.8

Stride Rite Plan
The Stride Rite Plan is a non-contributory defined benefit pension plan covering certain eligible Stride Rite associates. Management calculates pension expense using assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The Company paid $4.7 million in contributions to the Stride Rite plan for the 39 weeks ended November 1, 2008. The components of net periodic benefit costs for the plan were:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(dollars in millions)	2008	2007	2008	2007

Components of pension expense:
Interest cost	$1.1	$0.9	$3.3	$0.9
Expected return on net assets	(1.3)	(1.0)	(3.7)	(1.0)

Total	$(0.2)	$(0.1)	$(0.4)	$(0.1)

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
The number of shares for grants made in the 13 weeks and 39 weeks ended November 1, 2008 and November 3, 2007, are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Stock-settled SAR’s(1):
Vest in installments over 3 years	104,139	867,719	652,194	1,350,378
Cliff vest after 3 years	144,048	47,000	463,728	290,400

Nonvested Shares:
Performance grant — vests in installments over 3 years(2)	13,849	18,298	24,477	144,008
Vest in installments over 3 years	8,974	350,701	276,923	353,121
Cliff vest after 3 years	8,300	86,755	12,225	141,190

Nonvested Share Units:
Performance grant — cliff vests after 3 years(3)	—	—	—	271,113

Cash-settled SAR’s:
Vest in installments over 3 years	—	48,086	5,250	70,611
Cliff vest after 3 years	4,000	—	12,500	14,000

(1)	All of the stock-settled SAR’s issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the SAR.

(2)	Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of November 1, 2008, the Company has assessed the likelihood that the performance conditions will be met and has recorded the related expense based on the estimated outcome. For the 13 and 39 weeks ended November 1, 2008, approximately 57,000 and 188,000 nonvested performance shares, respectively, did not vest because they failed to meet the performance condition.

(3)	Certain nonvested share units are subject to a market based performance condition for vesting. These shares are subject to a market appreciation condition and a three-year vesting schedule. If neither condition is met, the shares will not vest.

Total share-based compensation expense of $3.9 million and $12.4 million before tax has been included in the Company’s condensed consolidated statement of earnings for the 13 and 39 weeks ended November 1, 2008, respectively. Included in this amount is $1.6 million of expense that was recognized as a result of the grants made in 2008. No amount of share-based compensation has been capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(dollars in millions, except per share amounts)	2008	2007	2008	2007

Cost of sales	$1.0	$1.3	$3.1	$2.9
Selling, general and administrative expenses	2.9	3.2	9.3	7.8

Share-based compensation expense before income taxes	3.9	4.5	12.4	10.7
Tax benefit	(1.4)	(1.7)	(4.7)	(4.1)

Share-based compensation expense after income taxes	$2.5	$2.8	$7.7	$6.6

Effect on:
Basic earnings per share	$0.04	$0.04	$0.12	$0.10
Diluted earnings per share	$0.04	$0.04	$0.12	$0.10
As of November 1, 2008, the Company had unrecognized compensation expense related to nonvested awards of $29.0 million, which is expected to be recognized over a weighted average period of 1.0 years.
Note 13 — Income Taxes
The Company’s effective income tax rate on continuing operations was (35.5%) for the thirteen weeks ended November 1, 2008 compared to (120.8%) for the thirteen weeks ended November 3, 2007. The Company’s effective income tax rate on continuing operations was (20.0%) during the first thirty-nine weeks of 2008 compared to 14.9% of during the first thirty-nine weeks of 2007. The favorable difference in overall effective tax rate for 2008 compared to 2007 is due primarily to a pre-tax loss in relatively high tax rate jurisdictions partially caused by increased interest and litigation expenses, offset by increased income in relatively lower tax rate jurisdictions. The Company recorded $0.5 million of favorable discrete events in the third quarter of 2008 and $2.2 million of favorable discrete events in the thirty-nine weeks ended November 1, 2008. In total for fiscal 2008, the effective income tax rate is expected to be approximately (14%) exclusive of discrete events.
The Company recorded through the income tax provision net increases in unrecognized tax benefits, inclusive of related interest and penalties, of $10.1 million and $18.4 million during the 39 weeks ended November 1, 2008 and November 3, 2007, respectively. The portions of these balances which will favorably impact the annual effective income tax rate, if recognized, are $9.9 million and $16.9 million, respectively.
The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at November 1, 2008 will decrease by up to $13.9 million within the next twelve months. To the extent these tax benefits are recognized, the effective tax rate will be favorably impacted in the period of recognition by up to $11.4 million and the carrying amount of goodwill would be adjusted by up to $1.2 million. The reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through 2004. The U.S. federal income tax returns of Stride Rite have been examined by the Internal Revenue Service through the tax year ended November 2003, and Stride Rite’s federal tax return for the tax year ended August 17, 2007 is currently under examination by the Internal Revenue Service. The Company also has various state and foreign income tax returns in the process of examination or administrative appeal.

Note 14 — Comprehensive Income
The following table shows the computation of comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(dollars in millions)	2008	2007	2008	2007

Net earnings	$47.5	$25.5	$75.3	$89.3
Foreign currency translation adjustments	(16.5)	9.5	(18.9)	18.8
Net derivative instrument fair value change, net of taxes	(2.6)	(4.7)	3.3	(4.7)
Amortization of prior service cost and actuarial loss, net of taxes	0.4	0.2	1.4	0.5

Total comprehensive income	$28.8	$30.5	$61.1	$103.9

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
Note 15 — Earnings Per Share
Basic earnings per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled stock appreciation rights and nonvested shares. Earnings per share has been computed as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
(dollars in millions, except per share amounts; shares in thousands)	2008	2007	2008	2007

Net earnings from continuing operations	$47.4	$25.6	$75.7	$89.3

Weighted average shares outstanding — basic	63,017	64,577	62,896	64,614
Net effect of dilutive stock options	3	510	1	802
Net effect of dilutive SAR’s	—	1	—	67
Dilutive shares due to nonvested shares	142	193	233	178

Weighted average shares outstanding — diluted	63,162	65,281	63,129	65,661

Basic earnings per share from continuing operations	$0.75	$0.40	$1.20	$1.38
Diluted earnings per share from continuing operations	$0.75	$0.39	$1.19	$1.36
The Company uses the treasury stock method for calculating the dilutive effect of employee stock options, stock-settled SAR’s and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method assumed proceeds include: the amount, if any, the employee must pay upon exercise; the amount of compensation cost for future services that the Company has not yet recognized; and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and stock-settled SAR’s and the vesting of nonvested shares. The Company has excluded 5,078,729 and 5,569,436 stock options and stock-settled SAR’s from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 1, 2008 and 3,106,856 and 835,932 stock options and stock-settled SAR’s from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 3, 2007, respectively, because to include them would be antidilutive.
Note 16 — Segment Reporting
Prior to the acquisition of Stride Rite, the Company managed its business in two reporting segments: Payless Domestic and Payless International. In the third quarter of 2007, as a result of the acquisition of Stride Rite, the Company added two additional reporting segments. The Company now has four reporting segments: (i) Payless Domestic, (ii) Payless International, (iii) Stride Rite Retail and (iv) Stride Rite Wholesale. The Company has defined its reporting segments as follows:
(i)	The Payless Domestic reporting segment is comprised primarily of domestic retail stores under the Payless ShoeSource name, the Company’s sourcing unit and Collective Licensing.

(ii)	The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands.

(iii)	The Stride Rite Retail reporting segment consists of Stride Rite’s specialty stores and outlet stores.

(iv)	The Stride Rite Wholesale reporting segment consists of Stride Rite’s wholesale operations.
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $10.0 million and $8.0 million during the thirteen weeks ended November 1, 2008 and the thirteen weeks ended November 3, 2007, respectively. During the first thirty-nine weeks of 2008 and 2007, those total costs and fees amounted to $27.4 million and $22.5 million, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated.
Information on the segments is as follows:

	Payless	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	International	Retail	Wholesale	Consolidated

13 weeks ended November 1, 2008:
Revenues from external customers	$553.7	$111.4	$65.5	$132.1	$862.7
Operating profit from continuing operations	29.2	12.3	7.6	4.4	53.5

39 weeks ended November 1, 2008:
Revenues from external customers	$1,729.6	$332.7	$171.3	$473.2	$2,706.8
Operating profit from continuing operations	30.4	41.0	6.0	40.9	118.3

As of November 1, 2008:
Operating Segment Total Assets	$1,396.3	$199.5	$114.7	$975.2	$2,685.7

	Payless	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	International	Retail	Wholesale	Consolidated

13 weeks ended November 3, 2007:
Revenues from external customers	$574.9	$111.0	$49.8	$95.0	$830.7
Operating profit (loss) from continuing operations	28.4	15.8	(0.4)	(16.1)	27.7

39 weeks ended November 3, 2007:
Revenues from external customers	$1,804.0	$309.8	$49.8	$95.0	$2,258.6
Operating profit (loss) from continuing operations	108.1	34.4	(0.4)	(16.1)	126.0

As of November 3, 2007:
Operating Segment Total Assets	$1,201.7	$146.1	$108.8	$1,005.2	$2,461.8
As of February 2, 2008, total assets in the Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale segments were $1,118.9 million, $173.8 million, $98.0 million and $1,024.5 million, respectively.
Note 17 — Commitments and Contingencies
Other than as described below, there are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject, none of which we expect to have a material impact on the Company’s financial position, results of operations and cash flows.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, plaintiffs appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On December 21, 2007, the District Court entered an Order granting, in part, adidas’ summary judgment motion and dismissing several of the Company’s affirmative defenses including laches, waiver and estoppel. In that same order, the District Court denied several of the Company’s summary judgment motions, although the judge did dismiss plaintiffs’ state law trademark dilution claims (during the trial, the Court clarified its ruling indicating that only the state law dilution claims with respect to trade dress were dismissed). On February 4, 2008, the Company filed (with the Court’s permission) a motion to reconsider the District Court’s summary judgment rulings dismissing the Company’s laches, waiver and estoppel defenses, which was denied on March 10, 2008. On April 8, 2008, a four week jury trial commenced, at the conclusion of which on May 5, 2008, the jury entered a verdict against the Company for actual damages in the amount of $30,610,079; disgorgement profits damages in the amount of $137,003,578 (which required a finding of willfulness); and punitive damages in the amount of $137,003,578. On May 12, 2008, the Company filed a Motion for Judgment as a Matter of Law or in the alternative a Motion for New Trial, and requested that the verdict be vacated or in the alternative for Remittitur of the amount of the verdict. On May 21, 2008, plaintiffs filed a Proposed Order of Permanent Injunction and supporting brief requesting permanent injunctive relief. The Company responded on May 27, 2008, with a Memorandum in Opposition to Plaintiffs’ proposed Order of Permanent Injunction. On June 9, 2008, the Company filed a Supplement Motion for a New Trial. The Company requested oral argument before the Court on all post-trial motions, which the Court granted and heard oral argument on the Motion for New Trial, Motion for Judgment as a Matter of Law, and Remittitur on July 21, 2008. On September 12, 2008, the Court granted in part the Company’s Motions for New Trial, Motion for Judgment Notwithstanding the Verdict, and requested Remittitur of the entire verdict with respect to adidas’ damage claims only. Specifically, the Court concluded that the jury’s verdict that the Company disgorge just over $137 million in profits was so high that it was punitive rather than compensatory, and thus violated the Lanham Act. The Court exercising its discretion under the Lanham Act determined that an adequate recovery of the Company’s profits was $19.7 million. Additionally, the Court determined that the punitive damage award be reduced to $15 million, and, accordingly, denied the Company’s motion for new trial conditioned on adidas accepting a Remittitur of the punitive damages award to $15 million. On September 29, 2008, the Court appointed a Special Master to assist the Court with the ongoing permanent injunction proceedings. On October 28, 2008, the Special Master submitted to the parties a proposed order, which he planned to recommend to the Court. On October 29, 2008, the Court requested that adidas respond concerning the Remittitur by November 3, 2008, or the Court will enter a judgment with the reduced figures. On November 3, 2008, adidas accepted the Remittitur under protest. On November 4, 2008, the Company objected to adidas’ conditional acceptance. On November 5, 2008, the parties provided comments on the proposed order to the Special Master and the Court. On November 13, 2008, the Court entered a judgment ordering that: (1) adidas recover from the Company the amount of $50,310,179 with interest at a rate of 1.24% along with costs; and (2) adidas and the Department of Justice of the State of Oregon, as a judgment creditor, recover from Company the amount of $15,000,000 in punitive damages with interest at a rate of 1.24%. On that same date, the Court entered a permanent injunction enjoining the Company, but not its affiliates, from selling the footwear lots the jury found infringed adidas’ rights along with other certain footwear styles bearing 2, 3, or 4 stripes as specified by the terms of the injunction. On November 28, 2008, adidas filed a Motion for Reconsideration and Modification of Order of Permanent Injunction to which the Company has until December 10, 2008 to respond. The Company believes the verdict was excessive, unjustified and the product of legal error, and that its post-trial motions raise meritorious claims with respect to the verdict and judgment. The Company is also considering the appeal of the judgment in this lawsuit. As of November 1, 2008, the Company has recorded a $30.0 million pre-tax liability related to loss contingencies associated with this matter, all of which was recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s condensed consolidated balance sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $65.3 million. The ultimate resolution of this matter may materially differ from the amount recorded as of November 1, 2008 as a result of future court rulings or potential settlements, thereby materially affecting the Company’s financial position, results of operations and cash flows.
On or about May 13, 2008, Ohio Casualty Insurance Company filed a Complaint for Declaratory Judgment in the United States District Court, District of Kansas, seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas on any judgment entered therein. The parties have agreed to stay the action pending final resolution of the underlying lawsuit.
On or about July 2, 2008, Federal Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The Company has until December 31, 2008 to file a responsive pleading to the Complaint for declaratory relief.
On or about July 24, 2008, American Guarantee & Liability Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The Company was served on November 24, 2008 and has 20 days to file responsive pleadings to the Complaint for declaratory relief.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint sought injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On June 24, 2008, the Company entered into a settlement agreement with K-Swiss Inc. (“K-Swiss”) to resolve its outstanding claims with them. Under the Settlement Agreement neither party admits liability to the other, however, as of November 1, 2008, the Company has paid K-Swiss $30.0 million, and received insurance proceeds of $8.5 million, on account of K-Swiss’ claims for compensatory damages. The payment and insurance proceeds have been recorded in cost of sales on the condensed consolidated statement of earnings.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International, LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. In the ITC investigation, Crocs seeks an order and injunction prohibiting any of the Respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge (“ALJ”) in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining Respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all Respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All Respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the ALJ entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the ALJ entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the ALJ from September 7-14, 2007. On April 11, 2008, the ALJ rendered a decision in favor of Respondents. The ALJ made an initial determination that there are no grounds upon which to grant the exclusionary order sought by Crocs, based upon these factors: (1) the utility patent US No. 6,993,858 is invalid; (2) the accused shoes lack substantial similarity with respect to the design of design patent No. D517,789; and (3) Crocs failed to demonstrate that it practices a domestic industry by making shoes within the scope of design patent No. D517,789. On July 25, 2008, the ITC Commission modified and clarified the ALJ’s initial determination, but affirmed the ALJ’s findings of invalidity of utility patent US No. 6,993,858, non-infringement of design patent No. D517,789, and lack of domestic industry with respect to design patent No. D517,789. As such, the Commission terminated the investigation. On September 22, 2008, Crocs filed a Petition for Review with the United States Court of Appeals for the Federal Circuit seeking review of the Commission’s Opinion terminating the investigation, the ALJ’s Initial Determination and all underlying orders, rulings and findings of the ITC. On October 22, 2008, Collective Licensing filed a Motion to Intervene in the appeal filed by Crocs. On or about December 11, 2007, Discover Property & Casualty Insurance Company filed a declaratory judgment action against the Company, Payless ShoeSource Worldwide, Inc. and Collective Licensing (collectively “Defendants”) seeking a declaration that there is no coverage for the Colorado federal court action or the ITC action filed by Crocs. On February 29, 2008, Defendants filed a motion to dismiss or stay the action, which was denied on July 15, 2008. An Order was entered on October 10, 2008, granting the Defendants until December 15, 2008, to file responsive pleadings to the Complaint for declaratory relief. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and actions and has filed an answer and defenses. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On or about April 20, 2007, a Complaint was filed against the Company in the U.S. District Court for the Eastern District of New York, captioned American Eagle Outfitters and Retail Royalty Co. (“AEO”) v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for false advertising, trademark infringement, unfair competition, false description, false designation of origin, breach of contract, injury to business reputation, deceptive trade practices, and to void or nullify an agreement between the Company and third party Jimlar Corporation. Plaintiffs filed a motion for preliminary injunction on or about May 7, 2007. On December 20, 2007, the Magistrate Judge who heard oral arguments on the pending motions issued a Report and Recommendation (“R&R”) recommending that a preliminary injunction issue requiring the Company, in marketing its American Eagle products, to “prominently display” a disclaimer stating that: “AMERICAN EAGLE by Payless is not affiliated with AMERICAN EAGLE OUTFITTERS.” The Magistrate Judge also recommended that Payless stop using “Exclusively at Payless” in association with its American Eagle products. The parties then filed objections to this R&R and, on January 23, 2008, the District Court Judge issued an order remanding the matter back to the Magistrate Judge and instructing him to consider certain arguments raised by the Company in its objections. On June 6, 2008, the Magistrate Judge issued a Supplemental Report and Recommendation (“Supp. R&R”), modifying his earlier finding, stating that AEO had not established a likelihood of success on the merits of its breach of contract claim, and recommending denial of the Company’s request for an evidentiary hearing. The parties again filed objections and, on July 7, 2008, the District Court Judge entered an order adopting the Magistrate’s December 20, 2007 R&R, as modified by the June 6, 2008 Supp. R&R. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed its Answer and Counterclaim on July 21, 2008. On August 1, 2008, the parties each submitted proposals regarding the form of the preliminary injunction. On August 27, 2008, the Magistrate Judge issued a Report and Recommendation that includes a proposed preliminary injunction providing additional detail for, among other things, the manner of complying with the previously recommended disclaimer. On September 15, 2008, the Company filed objections to the proposed preliminary injunction. On October 20, 2008, the District Court Judge issued an order deeming the objections to be a motion for reconsideration and referring them back to the Magistrate Judge. Later that same day, the Magistrate Judge issued a revised proposed preliminary injunction incorporating most of the modifications proposed in the Company’s objections. On November 6, 2008, the parties filed objections to the revised proposed preliminary injunction. On November 10, 2008, the Court entered a preliminary injunction substantially similar to the revised proposed preliminary injunction recommended by the Magistrate Judge. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”. FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (FSP 157-2) which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The impact of the adoption of SFAS No. 157 and FSP 157-1 did not have a material effect on the Company’s condensed consolidated financial statements. The Company is still evaluating the impact the adoption of FSP 157-2 will have on its condensed consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment to ARB 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 160 will have on its condensed consolidated financial statements.
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
In June 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, EITF 08-3 concluded that all maintenance deposits within its scope should be accounted for as a deposit, and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. The Company does not expect that EITF 08-3 will have a material impact on its consolidated financial statements.
In October 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”) — “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157. The Company does not expect that FSP 157-3 will have a material impact on its consolidated financial statements.
Note 19 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of November 1, 2008, November 3, 2007 and February 2, 2008 were $3.4 million, $3.2 million and $9.0 million, respectively. Total borrowings from the Company’s Latin American partners were $2.0 million as of November 3, 2007. There were no borrowings as of November 1, 2008 and February 2, 2008. In addition, the Company recorded interest expense of $0.1 million for the thirty-nine weeks ended November 3, 2007 related to these borrowings. There was no interest expense recorded for the thirteen weeks ended November 1, 2008 or November 3, 2007, nor the thirty-nine weeks ended November 1, 2008.
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
The following supplemental financial information sets forth, on a consolidating basis, the condensed consolidating statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Collective Brands, Inc. and Subsidiaries for the thirteen week and thirty-nine week periods ended November 1, 2008, and November 3, 2007, condensed consolidating balanced sheets as of November 1, 2008, November 3, 2007, and February 2, 2008, and the condensed consolidating statements of cash flows for the thirty-nine week periods ended November 1, 2008, and November 3, 2007. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent in Other Assets.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended November 1, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$762.2	$295.3	$(194.8)	$862.7
Cost of sales	—	533.7	203.2	(172.9)	564.0

Gross margin	—	228.5	92.1	(21.9)	298.7
Selling, general and administrative expenses	(0.1)	204.5	62.6	(21.9)	245.1
Restructuring charges	—	0.1	—	—	0.1

Operating profit from continuing operations	0.1	23.9	29.5	—	53.5
Interest expense	4.4	15.5	—	—	19.9

Interest income	—	(2.4)	(0.3)	—	(2.7)
Equity in earnings of subsidiaries	(49.2)	(26.5)	—	75.7	—

Earnings from continuing operations before income taxes and minority interest	44.9	37.3	29.8	(75.7)	36.3
(Benefit) / provision for income taxes	(2.6)	(11.8)	1.5	—	(12.9)

Earnings from continuing operations before minority interest	47.5	49.1	28.3	(75.7)	49.2
Minority interest, net of income taxes	—	—	(1.8)	—	(1.8)

Net earnings from continuing operations	47.5	49.1	26.5	(75.7)	47.4
Income from discontinued operations, net of income taxes and minority interest	—	0.1	—	—	0.1

Net earnings	$47.5	$49.2	$26.5	$(75.7)	$47.5

	39 Weeks Ended November 1, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,404.4	$897.0	$(594.6)	$2,706.8
Cost of sales	—	1,730.9	623.1	(533.8)	1,820.2

Gross margin	—	673.5	273.9	(60.8)	886.6
Selling, general and administrative expenses	0.5	644.7	183.7	(60.8)	768.1
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(0.5)	28.6	90.2	—	118.3
Interest expense	13.1	44.7	—	(0.1)	57.7
Interest income	—	(4.7)	(1.9)	0.1	(6.5)
Equity in earnings of subsidiaries	(80.5)	(78.1)	—	158.6	—

Earnings from continuing operations before income taxes and minority interest	66.9	66.7	92.1	(158.6)	67.1
(Benefit) / provision for income taxes	(8.4)	(14.2)	9.2	—	(13.4)

Earnings from continuing operations before minority interest	75.3	80.9	82.9	(158.6)	80.5
Minority interest, net of income taxes	—	—	(4.8)	—	(4.8)

Net earnings from continuing operations	75.3	80.9	78.1	(158.6)	75.7
Loss from discontinued operations, net of income taxes and minority interest	—	(0.4)	—	—	(0.4)

Net earnings	$75.3	$80.5	$78.1	$(158.6)	$75.3

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended November 3, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$738.5	$260.7	$(168.5)	$830.7
Cost of sales	—	532.0	196.9	(165.4)	563.5

Gross margin	—	206.5	63.8	(3.1)	267.2
Selling, general and administrative expenses	(1.3)	205.8	38.2	(3.1)	239.6
Restructuring charges	—	(0.1)	—	—	(0.1)

Operating profit from continuing operations	1.3	0.8	25.6	—	27.7
Interest expense	9.4	13.7	0.3	(5.3)	18.1
Interest income	—	(6.6)	(1.6)	5.3	(2.9)
Equity in earnings of subsidiaries	(30.7)	(20.1)	—	50.8	—

Earnings from continuing operations before income taxes and minority interest	22.6	13.8	26.9	(50.8)	12.5
(Benefit) / provision for income taxes	(2.9)	(17.0)	4.8	—	(15.1)

Earnings from continuing operations before minority interest	25.5	30.8	22.1	(50.8)	27.6
Minority interest, net of income taxes	—	—	(2.0)	—	(2.0)

Net earnings from continuing operations	25.5	30.8	20.1	(50.8)	25.6
Loss from discontinued operations, net of income taxes and minority interest	—	(0.1)	—	—	(0.1)

Net earnings	$25.5	$30.7	$20.1	$(50.8)	$25.5

	39 Weeks Ended November 3, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,031.0	$740.2	$(512.6)	$2,258.6
Cost of sales	—	1,410.1	577.4	(505.6)	1,481.9

Gross margin	—	620.9	162.8	(7.0)	776.7
Selling, general and administrative expenses	1.0	558.5	98.0	(7.0)	650.5
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(1.0)	62.2	64.8	—	126.0
Interest expense	28.3	14.4	0.8	(15.8)	27.7
Interest income	—	(23.1)	(4.3)	15.8	(11.6)
Equity in earnings of subsidiaries	(108.2)	(53.4)	—	161.6	—

Earnings from continuing operations before income taxes and minority interest	78.9	124.3	68.3	(161.6)	109.9
(Benefit) / provision for income taxes	(10.4)	16.1	10.7	—	16.4

Earnings from continuing operations before minority interest	89.3	108.2	57.6	(161.6)	93.5
Minority interest, net of income taxes	—	—	(4.2)	—	(4.2)

Net earnings from continuing operations	89.3	108.2	53.4	(161.6)	89.3
Earnings from discontinued operations, net of income taxes and minority interest	—	—	—	—	—

Net earnings	$89.3	$108.2	$53.4	$(161.6)	$89.3

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of November 1, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$404.1	$119.5	$—	$523.6
Accounts receivable, net	—	87.4	10.8	(9.1)	89.1
Inventories	—	393.9	78.5	(4.8)	467.6
Current deferred income taxes	—	42.6	3.0	—	45.6
Prepaid expenses	—	67.1	7.7	—	74.8
Other current assets	64.5	269.1	92.0	(388.5)	37.1
Current assets of discontinued operations	—	0.9	—	—	0.9

Total current assets	64.5	1,265.1	311.5	(402.4)	1,238.7

Property and Equipment:
Land	—	8.6	—	—	8.6
Property, buildings and equipment	—	1,319.4	167.4	—	1,486.8
Accumulated depreciation and amortization	—	(843.4)	(108.7)	—	(952.1)

Property and equipment, net	—	484.6	58.7	—	543.3

Intangible assets, net	—	519.1	20.3	—	539.4
Goodwill	—	185.9	138.1	—	324.0
Deferred income taxes	—	—	0.2	—	0.2
Other assets	1,458.7	635.3	1.9	(2,055.8)	40.1

Total Assets	$1,523.2	$3,090.0	$530.7	$(2,458.2)	$2,685.7

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$222.3	$—	$—	$222.3
Accounts payable	—	123.1	116.8	(53.4)	186.5
Accrued expenses	263.3	251.2	26.2	(332.5)	208.2
Current liabilities of discontinued operations	—	1.8	—	—	1.8

Total current liabilities	263.3	598.4	143.0	(385.9)	618.8

Long-term debt	481.2	710.5	9.6	(291.6)	909.7
Deferred income taxes	—	115.8	0.2	—	116.0
Other liabilities	2.6	223.8	17.4	—	243.8
Minority interest	—	—	21.3	—	21.3
Commitments and contingencies
Shareowners’ equity	776.1	1,441.5	339.2	(1,780.7)	776.1

Total Liabilities and Shareowners’ Equity	$1,523.2	$3,090.0	$530.7	$(2,458.2)	$2,685.7

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of November 3, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$119.0	$182.3	$—	$301.3
Accounts receivable, net	—	77.3	92.4	(76.1)	93.6
Inventories	—	412.4	67.9	(4.2)	476.1
Current deferred income taxes	—	11.7	3.4	—	15.1
Prepaid expenses	0.6	86.8	7.5	—	94.9
Other current assets	48.3	311.4	0.1	(344.9)	14.9
Current assets of discontinued operations	—	0.8	—	—	0.8

Total current assets	48.9	1,019.4	353.6	(425.2)	996.7

Property and Equipment:
Land	—	10.8	—	—	10.8
Property, buildings and equipment	—	1,246.5	176.1	—	1,422.6
Accumulated depreciation and amortization	—	(780.9)	(111.5)	—	(892.4)

Property and equipment, net	—	476.4	64.6	—	541.0

Intangible assets, net	—	537.1	27.7	—	564.8
Goodwill	—	176.5	138.1	—	314.6
Deferred income taxes	—	—	1.4	—	1.4
Other assets	1,424.2	740.8	1.9	(2,123.6)	43.3

Total Assets	$1,473.1	$2,950.2	$587.3	$(2,548.8)	$2,461.8

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.5	$—	$—	$7.5
Accounts payable	—	110.7	87.6	(39.0)	159.3
Accrued expenses	196.2	361.9	42.5	(386.2)	214.4
Current liabilities of discontinued operations	—	1.5	—	—	1.5

Total current liabilities	196.2	481.6	130.1	(425.2)	382.7

Long-term debt	480.9	717.8	31.1	(311.2)	918.6
Deferred income taxes	—	129.6	2.4	—	132.0
Other liabilities	2.3	198.9	20.1	—	221.3
Minority interest	—	—	13.5	—	13.5
Commitments and contingencies
Shareowners’ equity	793.7	1,422.3	390.1	(1,812.4)	793.7

Total Liabilities and Shareowners’ Equity	$1,473.1	$2,950.2	$587.3	$(2,548.8)	$2,461.8

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended November 1, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$75.3	$80.5	$78.1	$(158.6)	$75.3
Loss from discontinued operations, net of income taxes and minority interest	—	0.4	—	—	0.4
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	5.4	0.2	—	5.6
Depreciation and amortization	2.2	87.2	16.5	—	105.9
Provision for losses on accounts receivable	—	2.0	0.2	—	2.2
Share-based compensation expense	—	12.7	(0.3)	—	12.4
Deferred income taxes	—	(18.6)	(2.7)	—	(21.3)
Minority interest, net of income taxes	—	—	4.8	—	4.8
Changes in working capital:
Accounts receivable, net	—	(5.0)	(5.7)	5.9	(4.8)
Inventories	—	1.8	(5.7)	1.3	(2.6)
Prepaid expenses and other current assets	(8.7)	54.8	(47.9)	10.8	9.0
Accounts payable	—	(20.7)	39.7	(27.6)	(8.6)
Accrued expenses	27.5	(38.5)	2.3	26.2	17.5
Changes in other assets and liabilities, net	(95.4)	(40.8)	0.9	142.0	6.7
Contributions to pension plans	—	(4.7)	—	—	(4.7)

Cash flow provided by operating activities	0.9	116.5	80.4	—	197.8

Investing Activities:
Capital expenditures	—	(96.1)	(11.4)	—	(107.5)
Proceeds from sale of property and equipment	—	2.1	—	—	2.1

Cash flow used in investing activities	—	(94.0)	(11.4)	—	(105.4)

Financing Activities:
Proceeds from revolving loan facility	—	215.0	—	—	215.0
Repayment of debt	—	(5.5)	—	—	(5.5)
Payment of deferred financing costs	—	(0.1)	—	—	(0.1)
Issuances of common stock	0.8	—	—	—	0.8
Purchases of common stock	(1.7)	—	—	—	(1.7)
Contributions by parent	—	(5.2)	5.2	—	—
Dividends received from (paid to) related parties	—	107.9	(107.9)	—	—
Contributions by minority owners	—	—	3.4	—	3.4
Distributions to minority owners	—	—	(3.6)	—	(3.6)

Cash flow (used in) provided by provided by financing activities	(0.9)	312.1	(102.9)	—	208.3
Effect of exchange rate changes on cash	—	—	(9.6)	—	(9.6)

Increase/(decrease) in cash and cash equivalents	—	334.6	(43.5)	—	291.1
Cash and cash equivalents, beginning of year	—	69.5	163.0	—	232.5

Cash and cash equivalents, end of period	$—	$404.1	$119.5	$—	$523.6

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended November 3, 2007
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$89.3	$108.2	$53.4	$(161.6)	$89.3
Earnings from discontinued operations, net of income taxes and minority interest	—	—	—	—	—
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	5.6	0.5	—	6.1
Depreciation and amortization	0.7	67.6	13.1	—	81.4
Provision for losses on receivables	—	0.1	0.6	—	0.7
Share-based compensation expense	—	11.2	(0.5)	—	10.7
Deferred income taxes	—	(8.2)	3.5	—	(4.7)
Minority interest, net of income taxes	—	—	4.2	—	4.2
Income tax benefit from share-based compensation	—	2.6	—	—	2.6
Excess tax benefit from share-based compensation	—	(2.4)	—	—	(2.4)
Interest income on held-to-maturity investments	—	(0.6)	—	—	(0.6)
Changes in working capital, exclusive of the effects of acquisitions:
Accounts receivable, net	—	22.8	(21.3)	21.0	22.5
Inventories	—	43.6	32.6	(0.2)	76.0
Prepaid expenses and other current assets	(6.0)	(66.1)	0.4	38.6	(33.1)
Accounts payable	—	(88.1)	29.9	(18.5)	(76.7)
Accrued expenses	20.8	32.9	(29.3)	(40.9)	(16.5)
Changes in other assets and liabilities, net	(91.9)	(56.7)	6.6	164.0	22.0
Net cash (used in) provided by discontinued operations	—	(0.4)	0.1	—	(0.3)

Cash flow provided by operating activities	12.9	72.1	93.8	2.4	181.2

Investing Activities:
Capital expenditures	—	(118.7)	(9.3)	—	(128.0)
Restricted cash	—	—	2.0	—	2.0
Proceeds from sale of property and equipment	—	2.9	—	—	2.9
Purchases of investments	—	(6.1)	—	—	(6.1)
Sales and maturities of investments	—	96.7	—	—	96.7
Acquisition of businesses, net of cash acquired	—	(876.9)	—	—	(876.9)

Cash flow used in investing activities	—	(902.1)	(7.3)	—	(909.4)

Financing Activities:
Repayment of notes payable	—	—	(2.0)	—	(2.0)
Issuance of debt	—	725.0	—	—	725.0
Repayment of debt	—	(51.5)	—	—	(51.5)
Payment of deferred financing costs	—	(8.1)	—	—	(8.1)
Issuances of common stock	8.3	—	—	—	8.3
Purchases of common stock	(21.2)	—	—	—	(21.2)
Excess tax benefits from share-based compensation	—	2.4	—	—	2.4
Contributions by minority owners	—	—	2.4	(2.4)	—
Distributions to minority owners	—	—	(2.4)		(2.4)
Dividends to parent	—	41.8	(41.8)	—	—

Cash flow (used in) provided by financing activities	(12.9)	709.6	(43.8)	(2.4)	650.5
Effect of exchange rate changes on cash	—	—	7.6	—	7.6

(Decrease)/increase in cash and cash equivalents	—	(120.4)	50.3	—	(70.1)
Cash and cash equivalents, beginning of year	—	239.4	132.0	—	371.4

Cash and cash equivalents, end of period	$—	$119.0	$182.3	$—	$301.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property and employment matters; the inability to renew material leases, licenses or contracts upon their expiration on acceptable terms; the risk that we will not be able to integrate recently acquired businesses successfully, or that such integration will take longer than anticipated; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2007 Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and the discussion under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes thereto contained included under Part I Item 1 of this report. MD&A should also be read in conjunction with our consolidated financial statements as of February 2, 2008, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended February 2, 2008. MD&A includes the following sections:
•	Our Business — a general description of our business, our strategy and key 2008 events.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007 as presented in our condensed consolidated financial statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007 as presented in our condensed consolidated financial statements for our four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — an update since February 2, 2008 of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity.

Our Business
Collective Brands, Inc. is the holding company of Payless ShoeSource, Inc. (“Payless”), The Stride Rite Corporation (“Stride Rite”), and Collective Licensing, LP (“Collective Licensing”). We operate a hybrid business model that includes retail, wholesale and licensing businesses. Payless is one of the largest footwear retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. Stride Rite markets the leading brand of high-quality children’s shoes. Stride Rite also markets products for children and adults under well-known brand names, including Keds®, Sperry Top-Sider®, and Saucony®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.
We acquired Collective Licensing on March 30, 2007 and Stride Rite on August 17, 2007. The results of these acquisitions are included in our condensed consolidated financial statements as of these dates. The Company used cash on hand to fund the acquisition of Collective Licensing and the proceeds from a $725 million term loan as well as cash on hand to fund the acquisition of Stride Rite.
Payless
Payless ShoeSource operates over 4,500 retail stores in 16 countries and territories in North America, the Caribbean, Central America, and South America. In the third quarter of 2008, we announced plans for further international expansion to the Middle East through a franchising agreement and our franchisor plans to open stores in 2009. Our mission is to democratize fashion and design in footwear and accessories. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagle™, Champion® and Dexter®. Select stores also sell exclusive designer lines of footwear and accessories under the names Abaete for Payless, Lela Rose for Payless, and alice + olivia for Payless. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
Payless is comprised of two operating segments, Payless Domestic and Payless International. The Payless strategy focuses on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations.
Stride Rite
Stride Rite is one of the leading marketers of high quality men’s, women’s and children’s footwear. Stride Rite was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of brands addressing different markets within the footwear industry. Stride Rite is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. Stride Rite markets products in countries outside North America through owned operations, independent distributors and licensees. Stride Rite also markets its products directly to consumers by selling children’s footwear through its Stride Rite retail stores and by selling all of its brands through Stride Rite outlet stores and through e-commerce. In total, Stride Rite operates over 300 retail locations.
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
Key 2008 Events
The weakening economy in the United States is placing pressure on the retail industry and our business. We plan to continue to focus on reaching customers with new styles at compelling prices with great service. In addition, we are managing inventory very closely; flowing seasonal product closer to the time it’s worn; and executing a number of gross margin driving initiatives. We are also allocating our capital more heavily towards investments which have higher financial returns, such as our international business. We expect the weak economy to influence our business throughout 2008 and into 2009. See “Risk Factors” below for a further discussion of the potential impact of the weak economy on our financial position and results of operations.
We are experiencing inflationary pressures in China, where the majority of our products are made. These pressures are exacerbated by a weak U.S. dollar. We are looking for ways to control costs by working with our factory partners on opportunities for production further inland and north in China as well as other countries such as Indonesia and India, as well as expanding our existing presence in Vietnam. We believe we will be able to manage cost by using a number of initiatives such as more direct sourcing, the consolidation of raw material suppliers, and the consolidation of factories. In addition, with the current development of lower crude oil prices and the stabilization of the U.S. dollar, we expect to see a softening of inflationary pressure for 2009.

As discussed in Note 17 of our condensed consolidated financial statements, we are currently involved in litigation with adidas America, Inc. and adidas-Salomon AG (collectively, “adidas”), Crocs, Inc., American Eagle Outfitters, Inc. and others in the ordinary course of business. On May 5, 2008, a jury returned a verdict against us in the aggregate amount of $304.6 million in connection with our litigation with adidas. On September 12, 2008 the Court reduced the monetary award to $65.3 million and confirmed that amount in a judgment entered on November 13, 2008. We believe that the verdict and resulting judgment were excessive, unjustified and the product of legal error. As described under “Legal Proceedings” herein, although we are expeditiously taking steps to protect our legal rights, there can be no assurances that our efforts will be successful.
The jury verdict and judgment in our litigation with adidas have negatively impacted our business and we expect the negative impacts to continue until the matter is finally resolved. Our litigation with adidas has occupied a significant amount of management time and resources. Since the entry of the jury verdict, management’s time commitment and the related expenses, including the expenses associated with outside advisors, have increased and are expected to continue until the litigation is finally resolved. We are also subject to an injunction preventing us from selling certain two and four striped shoes. The injunction could adversely affect our financial results if we are not able to find suitable replacements to sell in our stores. See “Risk Factors” below for a further discussion of the risks to our business resulting from our litigation with adidas.
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
On June 24, 2008, we entered into a settlement agreement with K-Swiss Inc. (“K-Swiss”) to resolve our outstanding claims with them. Under the settlement agreement neither party admits liability to the other, however, we have paid K-Swiss $30.0 million, which was recorded within cost of sales on our condensed consolidated statement of earnings. K-Swiss has given us a full release of all known or unknown claims with respect to any shoe advertised, marketed, or sold by Payless or its affiliates up to June 24, 2008, including claims that were or could have been brought in the pending action. Under the settlement agreement, we have also agreed to refrain from making, advertising, promoting or selling footwear confusingly similar to that sold by K-Swiss, including footwear that bears K-Swiss’ trademark or trade dress and have until December 31, 2008 to sell any existing inventory of shoes whose sale would be precluded under the terms of the settlement agreement.
For the first nine months of 2008, we have incurred $61.9 million of net pre-tax expenses related to our litigation with adidas and K-Swiss. For the third quarter of 2008, we have recorded a $4.3 million net pre-tax benefit related to our litigation with adidas and K-Swiss. The third quarter benefit is a result of an insurance settlement, net of litigation expenses.
For further discussion related to our litigation contingencies, please refer to Note 17 of our condensed consolidated financial statements, the “Liquidity and Capital Resources” section of this MD&A, and to Item 1 of Part II — Other Information within this Form 10-Q.

Consolidated Review of Operations
The following table presents the components of costs and expenses, as a percent of net sales, for the third quarter and first nine months ended November 1, 2008 (“2008”) and November 3, 2007 (“2007”).

	Third Quarter		First Nine Months
	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	65.4	67.8	67.2	65.6

Gross margin	34.6	32.2	32.8	34.4

Selling, general and administrative expense	28.4	28.8	28.4	28.8

Operating profit from continuing operations	6.2	3.4	4.4	5.6

Interest expense, net	2.0	1.9	1.9	0.7

Earnings from continuing operations before income taxes and minority interest	4.2	1.5	2.5	4.9

Effective income tax rate*	(35.5)	(120.8)	(20.0)	14.9

Earnings from continuing operations before minority interest	5.7	3.3	3.0	4.1

Minority interest, net of income taxes	(0.2)	(0.3)	(0.2)	(0.2)

Net earnings from continuing operations	5.5	3.0	2.8	3.9

Loss from discontinued operations, net of income taxes and minority interest	—	—	—	—

Net earnings	5.5%	3.0%	2.8%	3.9%

*	Percent of pre-tax earnings
Net Earnings
Third quarter 2008 net earnings were $47.5 million, or $0.75 per diluted share, up 86.3% versus third quarter 2007 net earnings of $25.5 million, or $0.39 per diluted share. For the first nine months of 2008, net earnings were $75.3 million compared with $89.3 million in the 2007 comparable period. Results for both the third quarter and the first nine months of 2008 reflect an effective income tax rate benefit resulting from adjusting our year-to-date tax provision to reflect the reduced effective tax rate for the year. Results for the third quarter 2008 include a net pre-tax benefit related to litigation of $4.3 million due to an insurance reimbursement of $7.5 million related to our settlement with K-Swiss offset by additional net litigation expenses of $3.2 million. Results for the first nine months of 2008 include net charges related to litigation totaling $61.9 million pre-tax and incremental costs resulting from the flow through of acquired inventory recorded at fair value in the Stride Rite acquisition totaling $3.5 million pre-tax. Results for the third quarter and first nine months of 2007 include incremental costs resulting from the flow through of inventory recorded at fair value in the Stride Rite acquisition totaling $25.0 million pre-tax. In addition, the results for the third quarter and first nine months of 2007 include approximately 11 weeks of Stride Rite activity as Stride Rite was not acquired until August 17, 2007, compared to the results for the third quarter and first nine months of 2008 which include 13 and 39 weeks of activity, respectively.
Net Sales
The table below summarizes net sales information for the third quarter and first nine months of 2008 and 2007. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. Except for net sales, all metrics below exclude information from our Stride Rite Retail and Stride Rite Wholesale segments as those segments were not present for the entire third quarter and first nine months of 2007.
Sales percent increases (decreases) are as follows:

	Third Quarter		First Nine Months
	2008	2007	2008	2007

Net sales	3.9%	18.1%	19.8%	7.3%
Same-store sales	(3.2)	(2.4)	(2.8)	0.8
Average selling price per unit	4.7	2.8	4.0	2.0
Unit volume	(7.4)	(5.3)	(6.3)	(1.5)
Footwear average selling price per unit	6.3	3.8	5.2	2.5
Footwear unit volume	(9.4)	(5.8)	(7.8)	(1.7)
Non-footwear average selling price per unit	4.8	(3.3)	2.7	(2.2)
Non-footwear unit volume	(0.3)	(3.6)	0.2	(0.6)

For the third quarter of 2008, net sales increased 3.9% or $32.0 million, to $862.7 million, over the third quarter of 2007. The increase in net sales was driven by increased net sales in our Payless International, Stride Rite Retail and Stride Rite Wholesale reporting segments, offset by decreased net sales in our Payless Domestic segment. The increase in net sales for the Stride Rite Retail and Stride Rite Wholesale reporting segments is primarily due to approximately two additional weeks of activity in 2008 versus 2007 as Stride Rite was not acquired until August 17, 2007. Stride Rite had $33.5 million of sales during the first two weeks of the 2008 third quarter.
For the first nine months of 2008, net sales increased 19.8% or $448.2 million, to $2,706.8 million, over the first nine months of 2007. The increase in net sales was driven by increased net sales in our Payless International, Stride Rite Retail and Stride Rite Wholesale reporting segments, offset by decreased net sales in our Payless Domestic segment. The increase in net sales for the Stride Rite Retail and Stride Rite Wholesale reporting segments is primarily due to approximately twenty-eight additional weeks of activity in 2008 versus 2007 as Stride Rite was not acquired until August 17, 2007.
Cost of Sales
Cost of sales was $564.0 million in third quarter 2008, up $0.5 million from $563.5 million in third quarter 2007. The increase in cost of sales from third quarter of 2007 to 2008 is primarily due to the impact of higher sales in our Payless International, Stride Rite Retail and Stride Rite Wholesale segments, as well as the $25.0 million incremental 2007 third quarter costs resulting from the flow through of Stride Rite inventory recorded at fair value, partially offset by the cost of sales impact of lower sales in the Payless Domestic segment and the net litigation benefit in the third quarter. The impact of higher net sales for the Stride Rite Retail and Stride Rite Wholesale reporting segments is primarily due to two additional weeks of activity in 2008 versus 2007 as previously discussed.
Cost of sales was $1,820.2 million in the first nine months of 2008, up 22.8% from $1,481.9 million in the first nine months of 2007. The increase in cost of sales from the first nine months of 2007 to 2008 is primarily due to the impact of higher net Stride Rite sales and the net litigation charges recorded in the first nine months of 2008 totaling $61.9 million, partially offset by the net impact of the Stride Rite inventory recorded at fair value and the cost of sales impact of lower sales in the Payless Domestic segment. The impact of higher net sales for the Stride Rite is primarily due to approximately twenty-eight additional weeks of activity in 2008 versus 2007 as Stride Rite was not acquired until August 17, 2007.
Gross Margin
Gross margin rate for the third quarter of 2008 was 34.6%, compared to a gross margin rate of 32.2% in the 2008 third quarter of 2007. The increase in gross margin rate is primarily due to the impact of the net litigation benefit in the 2008 third quarter of $4.3 million and prior year purchase accounting resulting from the flow through of inventory recorded at fair value in the Stride Rite acquisition totaling $25.0 million pre-tax, as well as more favorable initial mark-ons and fewer markdowns at Payless. These items were partially offset by increased occupancy and depreciation costs at Payless and lower gross margins at Stride Rite as a result of increased promotions and higher product costs.
Gross margin rate for the first nine months of 2008 was 32.8%, compared to a gross margin rate of 34.4% in the first nine months of 2007. The decrease in gross margin rate is primarily due to the impact of net litigation charges of $61.9 million, the net impact of the flow through of inventory recorded at fair value in the Stride Rite acquisition, and increased occupancy and depreciation costs at Payless. These items were partially offset by more favorable Payless initial mark-ons relative to last year.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $245.1 million in the third quarter of 2008, an increase of 2.3% from $239.6 million in the third quarter of 2007. SG&A expenses were $768.1 million in the first nine months of 2008, an increase of 18.1% from $650.5 million in the first nine months of 2007. The increase in SG&A expenses for the third quarter and first nine months of 2008 compared to 2007 is primarily due to the acquisition of Stride Rite in the third quarter of 2007.
As a percentage of net sales, SG&A expenses were 28.4% in the third quarter of 2008 versus 28.8% in the third quarter of 2007. The decrease, as a percentage of net sales, in the third quarter of 2008 was primarily due to acquisition synergies and expense reductions at Payless, partially offset by the impact of lower Payless sales.
As a percentage of net sales, SG&A expenses were 28.4% in the first nine months of 2008 versus 28.8% in the first nine months of 2007. The decrease, as a percentage of net sales, in the first nine months of 2008 was primarily due to the incremental impact of Stride Rite’s lower selling, general and administrative expense rate partially offset by the impact of lower Payless sales.
Interest Expense (Income)
Interest income and expense components were:

	Third Quarter		First Nine Months
(dollars in millions)	2008	2007	2008	2007

Interest expense	$19.9	$18.1	$57.7	$27.7

Interest income	(2.7)	(2.9)	(6.5)	(11.6)

Interest expense, net	$17.2	$15.2	$51.2	$16.1

The increase in interest expense for the first nine months of 2008 is primarily due to increased borrowings used to fund the Stride Rite acquisition. The increase in the third quarter of 2008 is due to increased interest expense related to our borrowings on the Revolving Loan Facility, offset by a lower interest rate on the unhedged portion of our Term Loan Facility. The decline in interest income for the first nine months of 2008 is a result of the decrease in invested cash balances used to fund the Stride Rite and Collective Licensing acquisitions.
Income Taxes
Our effective income tax rate on continuing operations was (35.5%) for the thirteen weeks ended November 1, 2008 compared to (120.8%) for the thirteen weeks ended November 3, 2007. Our effective income tax rate on continuing operations was (20.0%) during the first thirty-nine weeks of 2008 compared to 14.9% of during the first thirty-nine weeks of 2007. The favorable difference in overall effective tax rate for 2008 compared to 2007 is due primarily to a pre-tax loss in relatively high tax rate jurisdictions partially caused by increased interest and litigation expenses, offset by increased income in relatively lower tax rate jurisdictions. We recorded $0.5 million of favorable discrete events in the third quarter of 2008 and $2.2 million of favorable discrete events in the thirty-nine weeks ended November 1, 2008. In total for fiscal 2008, the effective income tax rate is expected to be approximately (14%) exclusive of discrete events.
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at November 1, 2008 will decrease by up to $13.9 million within the next twelve months. To the extent these tax benefits are recognized, the effective tax rate will be favorably impacted in the period of recognition by up to $11.4 million and the carrying amount of goodwill would be adjusted by up to $1.2 million. The reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions. Recognition of these tax benefits will not result in incremental cash refunds to the Company.
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
Discontinued Operations
Discontinued operations in 2008 include Parade operations. The loss from discontinued operations of $0.4 million, net of income taxes, during first nine months of 2008, primarily relates to lease termination costs associated with the exit from Parade. The loss from discontinued operations of $0.1 million, net of income taxes, during the third quarter of 2007 and earnings from discontinued operations of $0.1 million, net of income taxes, during the third quarter of 2008 primarily relate to accrual adjustments associated with Parade contract termination costs. There was no gain or loss from discontinued operations for the first nine months of 2007.
Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating profit from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment revenues from external customers to consolidated net sales and reporting segment operating profit from continuing operations to our consolidated operating profit from continuing operations for the third quarter and first nine months ended November 1, 2008 and November 3, 2007:

	Third Quarter		First Nine Months
(in millions)	2008	2007	2008	2007

Revenues from external customers:
Payless Domestic	$553.7	$574.9	$1,729.6	$1,804.0
Payless International	111.4	111.0	332.7	309.8
Stride Rite Wholesale	132.1	95.0	473.2	95.0
Stride Rite Retail	65.5	49.8	171.3	49.8

Consolidated Net Sales	$862.7	$830.7	$2,706.8	$2,258.6

Operating profit from continuing operations:
Payless Domestic	$29.2	$28.4	$30.4	$108.1
Payless International	12.3	15.8	41.0	34.4
Stride Rite Wholesale	4.4	(16.1)	40.9	(16.1)
Stride Rite Retail	7.6	(0.4)	6.0	(0.4)

Operating profit from continuing operations	$53.5	$27.7	$118.3	$126.0

The following table presents the change in store count during the third quarter and first nine months of 2008 and 2007 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

		Payless	Stride Rite
	Payless Domestic	International	Retail	Total

Third Quarter 2008
Beginning store count	3,941	606	351	4,898
Stores opened	13	9	3	25
Stores closed	(29)	(3)	(1)	(33)

Ending store count	3,925	612	353	4,890

First Nine Months 2008
Beginning store count	3,954	598	340	4,892
Stores opened	84	22	21	127
Stores closed	(113)	(8)	(8)	(129)

Ending store count	3,925	612	353	4,890

Third Quarter 2007
Beginning store count	3,972	588	—	4,560
Stores acquired	—	—	330	330
Stores opened	24	9	9	42
Stores closed	(36)	(3)	(2)	(41)

Ending store count	3,960	594	337	4,891

First Nine Months 2007
Beginning store count	3,986	586	—	4,572
Stores acquired	—	—	330	330
Stores opened	87	17	9	113
Stores closed	(113)	(9)	(2)	(124)

Ending store count	3,960	594	337	4,891

Payless Domestic Segment Operating Results
The Payless Domestic operating segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless Domestic segment for the third quarter and first nine months ended November 1, 2008 and November 3, 2007:

	Third Quarter			First Nine Months
			Percent increase			Percent increase
			(decrease)			(decrease)
(dollars in millions)	2008	2007	2007 to 2008	2008	2007	2007 to 2008

Revenues from external customers	$553.7	$574.9	(3.7)%	$1,729.6	$1,804.0	(4.1)%
Operating profit from continuing operations	$29.2	$28.4	2.8%	$30.4	$108.1	(71.9)%
Operating profit from continuing operations as % of revenues from external customers	5.3%	4.9%		1.8%	6.0%
For the third quarter of 2008, revenues from external customers for the Payless Domestic reporting segment decreased 3.7% or $21.2 million, to $553.7 million, from the third quarter of 2007. The decrease in sales is due to lower traffic and lower unit sales across all footwear product categories, partially offset by increases in average selling prices per unit across all product categories.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 5.3% for the third quarter of 2008 compared to 4.9% in the third quarter of 2007. The percentage increase is primarily due to the $4.3 million net litigation benefit in the third quarter, offset by increased depreciation and negative leverage on occupancy costs and SG&A expenses.
For the first nine months of 2008, revenues from external customers for the Payless Domestic reporting segment decreased 4.1% or $74.4 million, to $1,729.6 million, from the first nine months of 2007. The decrease in sales is due to lower traffic and lower unit sales across all product categories, partially offset by increases in average selling prices per unit across all product categories.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 1.8% for the first nine months of 2008 compared to 6.0% in the first nine months of 2007. The percentage decrease is primarily due to litigation charges of $61.9 million and negative leverage on occupancy costs and SG&A expenses due to lower net sales, partially offset by improved initial mark-on relative to last year.
Payless International Segment Operating Results
Our Payless International operating segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands. Stores in the Central and South American Regions are operated as joint ventures.

	Third Quarter			First Nine Months
			Percent increase			Percent increase
			(decrease)			(decrease)
(dollars in millions)	2008	2007	2007 to 2008	2008	2007	2007 to 2008

Revenues from external customers	$111.4	$111.0	0.4%	$332.7	$309.8	7.4%
Operating profit from continuing operations	$12.3	$15.8	(22.2)%	$41.0	$34.4	19.2%
Operating profit from continuing operations as % of revenues from external customers	11.0%	14.2%		12.3%	11.1%
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
For the third quarter of 2008, revenues from external customers for the Payless International reporting segment increased 0.4% or $0.4 million, to $111.4 million, over the third quarter of 2007. The sales increase was driven by increased sales in Central and South America offset by decreased sales in Canada and Puerto Rico.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 11.0% for the third quarter of 2008 compared to 14.2% in the third quarter of 2007. The percentage decrease is primarily due to increased selling, general and administrative expenses and lower net sales in Canada.
For the first nine months of 2008, revenues from external customers for the Payless International reporting segment increased 7.4% or $22.9 million, to $332.7 million, over the first nine months of 2007. The increase in sales was driven by increased sales in Central America, South American and Canada offset by a decrease in sales in Puerto Rico. The increase in sales in Canada was due primarily to a favorable exchange rate over the first nine months of 2007.

As a percentage of revenues from external customers, operating profit from continuing operations increased to 12.3% for the first nine months of 2008 compared to 11.1% in the first nine months of 2007. The percentage increase is primarily due to improved gross margin rates in Canada and Central America.
Stride Rite Wholesale Segment Operating Results
The Stride Rite Wholesale operating segment is comprised of Stride Rite’s wholesale operations, which includes sales from the Stride Rite, Robeez, Sperry Top-Sider, Saucony, Keds and Tommy Hilfiger brands.

	Third Quarter		First Nine Months
(dollars in millions)	2008	2007	2008	2007

Revenues from external customers	$132.1	$95.0	$473.2	$95.0
Operating profit (loss) from continuing operations	$4.4	$(16.1)	$40.9	$(16.1)
Operating profit (loss) from continuing operations as % of revenues from external customers	3.3%	(16.9)%	8.6%	(16.9)%
Revenues from external customers for the Stride Rite Wholesale segment increased 39.1% or $37.1 million, to $132.1 million from the third quarter of 2007. Third quarter 2008 sales include 13 weeks of activity, while sales for the third quarter 2007 include approximately 11 weeks of activity as Stride Rite was acquired on August 17, 2007. The increase in third quarter 2008 sales over the same period in 2007 is primarily due to the impact of the two additional weeks of activity as well as strong performance of Saucony, Sperry Top-Sider and Tommy Hilfiger product.
As a percentage of revenues from external customers, operating profit from continuing operations for the Stride Rite Wholesale segment increased to 3.3% for the third quarter of 2008 compared to a negative 16.9% in the third quarter of 2007. The percentage increase is primarily due to 2007 purchase accounting expense related to the flow through of the acquired inventory write-up to fair value of $18.1 million, the two additional weeks of activity in 2008 and strong sales of Saucony and Sperry Top-Sider product in the third quarter of 2008.
Revenues from external customers for the Stride Rite Wholesale segment were $473.2 million for the first nine months of 2008 as compared to $95.0 million for the same period in 2007. Sales for the first nine months of 2007 for this segment includes approximately 11 weeks of activity as Stride Rite was acquired on August 17, 2007, compared to the first nine months of 2008 which includes 39 weeks of activity. Sales in this segment were driven primarily by strong performance of the Sperry Top-Sider, Saucony and Tommy Hilfiger brands, which were partially offset by declines in the Keds business.
As a percentage of revenues from external customers, operating profit from continuing operations for the Stride Rite Wholesale segment increased to 8.6% for the first nine months of 2008 compared to a negative 16.9% in the first nine months of 2007. The percentage increase is primarily due to 2007 purchase accounting expense related to the flow through of the acquired inventory write-up to fair value of $18.1 million and strong sales of Saucony and Sperry Top-Sider product in the third quarter of 2008.
In 2008, we announced plans to end our licensing agreement with Tommy Hilfiger for our men’s and women’s brands, effective January 1, 2009. Our license for Tommy Hilfiger Kids footwear licensing agreement will expire at the end of calendar year 2009 and there can be no assurances that it will be renewed. The aggregate revenues produced by Stride Rite’s Tommy Hilfiger licenses were approximately $70.6 million for the nine months ended November 1, 2008.
Stride Rite Retail Segment Operating Results
The Stride Rite Retail operating segment is comprised of operations from Stride Rite’s specialty stores and outlet stores.

	Third Quarter		First Nine Months
(dollars in millions)	2008	2007	2008	2007

Revenues from external customers	$65.5	$49.8	$171.3	$49.8
Operating profit (loss) from continuing operations	$7.6	$(0.4)	$6.0	$(0.4)
Operating profit (loss) from continuing operations as % of revenues from external customers	11.6%	(0.8)%	3.5%	(0.8)%

Revenues from external customers for the Stride Rite Retail segment were $65.5 million for the third quarter of 2008 as compared to $49.8 million for the third quarter of 2007. Third quarter 2008 sales include 13 weeks of activity, while sales for the third quarter 2007 included approximately 11 weeks of activity as Stride Rite was acquired on August 17, 2007. The increase of $15.7 million in third quarter 2008 sales over the same period in 2007 is primarily due to the impact of the two additional weeks of activity and longer sales promotions, partially offset by the impact of the difficult economic and retail environment.
As a percentage of revenues from external customers, operating profit from continuing operations for the Stride Rite Retail segment increased to 11.6% for the third quarter of 2008 compared to a negative 0.8% in the third quarter of 2007. The percentage increase is primarily due to 2007 purchase accounting expense related to the flow through of the acquired inventory write-up to fair value of $6.9 million.
Revenues from external customers for the Stride Rite Retail segment were $171.3 million for the first nine months of 2008 as compared to $49.8 million for the same period in 2007. Sales for the first nine months of 2007 for this segment include approximately 11 weeks of activity as Stride Rite was acquired on August 17, 2007. The increase in revenues from external customers is due to the impact of the twenty-eight additional weeks of activity, partially offset by the impact of the difficult economic and retail environment.
As a percentage of revenues from external customers, operating profit from continuing operations for the Stride Rite Retail segment increased to 3.5% for the first nine months of 2008 compared to a negative 0.8% in the first nine months of 2007. The percentage increase is primarily due to 2007 purchase accounting expense related to the flow through of the acquired inventory write-up to fair value of $6.9 million and greater leverage on higher 2008 sales, partially offset by the 2008 flow through of acquired inventory recorded at fair value in the Stride Rite acquisition totaling $3.5 million pre-tax.
Liquidity and Capital Resources
We ended the third quarter of 2008 with a cash and cash equivalents balance of $523.6 million, an increase of $222.3 million over the 2007 third quarter balance of $301.3 million. The increase over last year was due primarily to cash generated from operations and the proceeds from our Revolving Loan Facility offset by cash paid for capital expenditures.
As of November 1, 2008, our foreign subsidiaries and joint ventures had $118.9 million in cash and cash equivalents. A portion of these cash and cash equivalents represent undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
As of November 1, 2008 we had $68.0 million of availability remaining under our revolving loan facility. Subsequent to the end of the third quarter, we repaid the $215.0 million outstanding balance on our Revolving Loan Facility.
On May 5, 2008, a jury returned a verdict against us in the aggregate amount of $304.6 million in connection with our litigation with adidas. On September 12, 2008 the Court reduced the monetary award to $65.3 million and confirmed that amount in a judgment entered on November 13, 2008. We believe that the verdict and resulting judgment were excessive, unjustified and the product of legal error. As described under “Legal Proceedings” herein, although we are expeditiously taking steps to protect our legal rights, there can be no assurances that our efforts will be successful. In connection with any appeal, we will be required either to pay the amount of the judgment or to post a bond to secure the judgment pending appeal, which the court could require be in an amount in excess of the judgment. We would expect to pay any judgment or secure any bond using unrestricted domestic cash on hand. See “Risk Factors” below for a further discussion of our litigation with adidas.
As of November 1, 2008, we were in compliance with all of our debt covenants. Global capital and credit markets have recently experienced increased volatility and disruption. Despite this volatility and disruption, we have continued to have full access to our Revolving Loan Facility and to generate operating cash flow sufficient to meet our financing needs. We believe that our liquid assets, cash generated from operations and amounts available under our Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for at least the next twelve months.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $197.8 million in the first nine months of 2008, compared with $181.2 million for the same period in 2007. As a percentage of net sales, cash flow from operations was 7.3% in the first nine months of 2008, compared with 8.0% in the same period in 2007. The significant changes in operating cash flow during the first nine months of 2008 as compared with the 2007 period relate to net positive cash flow from working capital changes including inventory and accounts payable as well as the incremental cash generated by Stride Rite, offset by the K-Swiss settlement payment.

Cash Flow Used in Investing Activities
Our capital expenditures totaled $107.5 million during the first nine months of 2008, compared with $128.0 million for the same period in 2007. Total capital expenditures in 2008 are expected to be approximately $130 million. We intend to use internal cash flow and available financing from Revolving Loan Facility to finance all of these expenditures.
Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Nine Months
	2008		2007
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Stock repurchase program	$—	—	$20.1	610
Employee stock purchase, deferred compensation and stock incentive plans	1.7	135	1.1	35

	$1.7	135	$21.2	645

Under the terms of our Senior Subordinated Notes, Term Loan Facility and Revolving Loan Facility, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
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
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	November 1,	November 3,	February 2,
	2008	2007	2008

Current Ratio	2.0	2.6	2.3
Debt-capitalization Ratio*	59.3%	53.9%	56.7%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 74.3%, 72.4% and 73.5%, respectively, for the periods referred to above.
The increase of the debt-capitalization ratio as of November 1, 2008 is due to the $215.0 million borrowed under our revolving loan facility. The decrease in our current ratio is due to the classification of our borrowings under the revolving loan facility being classified as a current maturity of long-term debt.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. As of November 1, 2008 there was $215.0 million borrowed on the Revolving Loan Facility. As of November 1, 2008, a 100 basis point increase in LIBOR on the borrowings on our revolving line of credit would impact pretax interest expense by approximately $2.1 million annually or approximately $0.5 million per quarter. Subsequent to the end of the third quarter, we repaid the $215.0 million outstanding balance on our Revolving Loan Facility.
On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. As of November 1, 2008, we have hedged $445 million of our Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of November 1, 2008, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $2.7 million annually or approximately $0.7 million per quarter.
Foreign Currency Risk
We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the 39 weeks ended November 1, 2008, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of October 31, 2008, the last day of trading in our quarter, the exchange rate was 6.85 Yuan per U.S. dollar compared to 7.47 Yuan per U.S. dollar at the end of our third quarter 2007 and 7.19 Yuan per U.S. dollar at the end of our 2007 fiscal year.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as described below, there are no material pending legal proceedings other than ordinary, routine litigation incidental to the business to which we are a party or of which any of our property is subject.
On or about December 20, 2001, a First Amended Complaint was filed against the Company in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. The Company filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, plaintiffs appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. The Company requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, the Company filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006. On December 21, 2007, the District Court entered an Order granting, in part, adidas’ summary judgment motion and dismissing several of the Company’s affirmative defenses including laches, waiver and estoppel. In that same order, the District Court denied several of the Company’s summary judgment motions, although the judge did dismiss plaintiffs’ state law trademark dilution claims (during the trial, the Court clarified its ruling indicating that only the state law dilution claims with respect to trade dress were dismissed). On February 4, 2008, the Company filed (with the Court’s permission) a motion to reconsider the District Court’s summary judgment rulings dismissing the Company’s laches, waiver and estoppel defenses, which was denied on March 10, 2008. On April 8, 2008, a four week jury trial commenced, at the conclusion of which on May 5, 2008, the jury entered a verdict against the Company for actual damages in the amount of $30,610,079; disgorgement profits damages in the amount of $137,003,578 (which required a finding of willfulness); and punitive damages in the amount of $137,003,578. On May 12, 2008, the Company filed a Motion for Judgment as a Matter of Law or in the alternative a Motion for New Trial, and requested that the verdict be vacated or in the alternative for Remittitur of the amount of the verdict. On May 21, 2008, plaintiffs filed a Proposed Order of Permanent Injunction and supporting brief requesting permanent injunctive relief. The Company responded on May 27, 2008, with a Memorandum in Opposition to Plaintiffs’ proposed Order of Permanent Injunction. On June 9, 2008, the Company filed a Supplement Motion for a New Trial. The Company requested oral argument before the Court on all post-trial motions, which the Court granted and heard oral argument on the Motion for New Trial, Motion for Judgment as a Matter of Law, and Remittitur on July 21, 2008. On September 12, 2008, the Court granted in part the Company’s Motions for New Trial, Motion for Judgment Notwithstanding the Verdict, and requested Remittitur of the entire verdict with respect to adidas’ damage claims only. Specifically, the Court concluded that the jury’s verdict that the Company disgorge just over $137 million in profits was so high that it was punitive rather than compensatory, and thus violated the Lanham Act. The Court exercising its discretion under the Lanham Act determined that an adequate recovery of the Company’s profits was $19.7 million. Additionally, the Court determined that the punitive damage award be reduced to $15 million, and, accordingly, denied the Company’s motion for new trial conditioned on adidas accepting a Remittitur of the punitive damages award to $15 million. On

September 29, 2008, the Court appointed a Special Master to assist the Court with the ongoing permanent injunction proceedings. On October 28, 2008, the Special Master submitted to the parties a proposed order, which he planned to recommend to the Court. On October 29, 2008, the Court requested that adidas respond concerning the Remittitur by November 3, 2008, or the Court will enter a judgment with the reduced figures. On November 3, 2008, adidas accepted the Remittitur under protest. On November 4, 2008, the Company objected to adidas’ conditional acceptance. On November 5, 2008, the parties provided comments on the proposed order to the Special Master and the Court. On November 13, 2008, the Court entered a judgment ordering that: (1) adidas recover from the Company the amount of $50,310,179 with interest at a rate of 1.24% along with costs; and (2) adidas and the Department of Justice of the State of Oregon, as a judgment creditor, recover from Company the amount of $15,000,000 in punitive damages with interest at a rate of 1.24%. On that same date, the Court entered a permanent injunction enjoining the Company, but not its affiliates, from selling the footwear lots the jury found infringed adidas’ rights along with other certain footwear styles bearing 2, 3, or 4 stripes as specified by the terms of the injunction. On November 28, 2008, adidas filed a Motion for Reconsideration and Modification of Order of Permanent Injunction to which the Company has until December 10, 2008 to respond. The Company believes the verdict was excessive, unjustified and the product of legal error, and that its post-trial motions raise meritorious claims with respect to the verdict and judgment. The Company is also considering the appeal of the judgment in this lawsuit. As of November 1, 2008, the Company has recorded a $30.0 million pre-tax liability related to loss contingencies associated with this matter, all of which was recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s condensed consolidated balance sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $65.3 million. The ultimate resolution of this matter may materially differ from the amount recorded as of November 1, 2008 as a result of future court rulings or potential settlements, thereby materially affecting the Company’s financial position, results of operations and cash flows.
On or about May 13, 2008, Ohio Casualty Insurance Company filed a Complaint for Declaratory Judgment in the United States District Court, District of Kansas, seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas on any judgment entered therein. The parties have agreed to stay the action pending final resolution of the underlying lawsuit.
On or about July 2, 2008, Federal Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The Company has until December 31, 2008 to file a responsive pleading to the Complaint for declaratory relief.
On or about July 24, 2008, American Guarantee & Liability Insurance Company filed a declaratory judgment action against the Company in the U.S. District Court for the District of Kansas seeking a declaration that there is no coverage for the underlying lawsuit filed by adidas or any judgment entered therein. The Company was served on November 24, 2008 and has 20 days to file responsive pleadings to the Complaint for declaratory relief.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International, LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it is commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. In the ITC investigation, Crocs seeks an order and injunction prohibiting any of the Respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights. On November 7, 2006, the Administrative Law Judge (“ALJ”) in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining Respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all Respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All Respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the ALJ entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the ALJ entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the ALJ from September 7-14, 2007. On April 11, 2008, the ALJ rendered a decision in favor of Respondents. The ALJ made an initial determination that there are no grounds upon which to grant the exclusionary order sought by Crocs, based upon these factors: (1) the utility patent US No. 6,993,858 is invalid; (2) the accused shoes lack substantial similarity with respect to the design of design patent No. D517,789; and (3) Crocs failed to demonstrate that it practices a domestic industry by making shoes within the scope of design patent No. D517,789. On July 25, 2008, the ITC Commission modified and clarified the ALJ’s initial determination, but affirmed the ALJ’s findings of invalidity of utility patent US No. 6,993,858, non-infringement of design patent No. D517,789, and lack of domestic industry with respect to design patent No. D517,789. As such, the Commission terminated the investigation. On September 22, 2008, Crocs filed a Petition for Review with the United States Court of Appeals for the Federal Circuit seeking review of the Commission’s Opinion terminating the investigation, the ALJ’s Initial Determination and all underlying orders, rulings and findings of the ITC. On October 22, 2008, Collective Licensing filed a Motion to

Intervene in the appeal filed by Crocs. On or about December 11, 2007, Discover Property & Casualty Insurance Company filed a declaratory judgment action against the Company, Payless ShoeSource Worldwide, Inc. and Collective Licensing (collectively “Defendants”) seeking a declaration that there is no coverage for the Colorado federal court action or the ITC action filed by Crocs. On February 29, 2008, Defendants filed a motion to dismiss or stay the action, which was denied on July 15, 2008. An Order was entered on October 10, 2008, granting the Defendants until December 15, 2008, to file responsive pleadings to the Complaint for declaratory relief. The Company believes it has meritorious defenses to the claims asserted in the lawsuits and actions and has filed an answer and defenses. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On or about April 20, 2007, a Complaint was filed against the Company in the U.S. District Court for the Eastern District of New York, captioned American Eagle Outfitters and Retail Royalty Co. (“AEO”) v. Payless ShoeSource, Inc. The Complaint seeks injunctive relief and unspecified monetary damages for false advertising, trademark infringement, unfair competition, false description, false designation of origin, breach of contract, injury to business reputation, deceptive trade practices, and to void or nullify an agreement between the Company and third party Jimlar Corporation. Plaintiffs filed a motion for preliminary injunction on or about May 7, 2007. On December 20, 2007, the Magistrate Judge who heard oral arguments on the pending motions issued a Report and Recommendation (“R&R”) recommending that a preliminary injunction issue requiring the Company, in marketing its American Eagle products, to “prominently display” a disclaimer stating that: “AMERICAN EAGLE by Payless is not affiliated with AMERICAN EAGLE OUTFITTERS.” The Magistrate Judge also recommended that Payless stop using “Exclusively at Payless” in association with its American Eagle products. The parties then filed objections to this R&R and, on January 23, 2008, the District Court Judge issued an order remanding the matter back to the Magistrate Judge and instructing him to consider certain arguments raised by the Company in its objections. On June 6, 2008, the Magistrate Judge issued a Supplemental Report and Recommendation (“Supp. R&R”), modifying his earlier finding, stating that AEO had not established a likelihood of success on the merits of its breach of contract claim, and recommending denial of the Company’s request for an evidentiary hearing. The parties again filed objections and, on July 7, 2008, the District Court Judge entered an order adopting the Magistrate’s December 20, 2007 R&R, as modified by the June 6, 2008 Supp. R&R. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed its Answer and Counterclaim on July 21, 2008. On August 1, 2008, the parties each submitted proposals regarding the form of the preliminary injunction. On August 27, 2008, the Magistrate Judge issued a Report and Recommendation that includes a proposed preliminary injunction providing additional detail for, among other things, the manner of complying with the previously recommended disclaimer. On September 15, 2008, the Company filed objections to the proposed preliminary injunction. On October 20, 2008, the District Court Judge issued an order deeming the objections to be a motion for reconsideration and referring them back to the Magistrate Judge. Later that same day, the Magistrate Judge issued a revised proposed preliminary injunction incorporating most of the modifications proposed in the Company’s objections. On November 6, 2008, the parties filed objections to the revised proposed preliminary injunction. On November 10, 2008, the Court entered a preliminary injunction substantially similar to the revised proposed preliminary injunction recommended by the Magistrate Judge. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
ITEM 1A. RISK FACTORS
For more information regarding our critical accounting policies, estimates and judgments, see Item 1A in our Form 10-K for the year ended February 2, 2008. In addition to our risk factors disclosed in our 2007 Annual Report on Form 10-K, we now have the following risk factors:
Our exposure to legal claims has increased substantially as a result of the $304.6 million jury verdict and subsequent judgment of $65.3 million in our litigation with adidas. That jury verdict and subsequent judgment has negatively impacted our business and we expect those negative impacts to continue.
On May 5, 2008, a jury returned a verdict against us in the aggregate amount of $304.6 million in connection with our litigation with adidas. On September 12, 2008 the Court reduced the monetary award to $65.3 million. As described under “Legal Proceedings” herein, although we are taking steps to protect our legal rights, there can be no assurances that our efforts will be successful.
The jury verdict and subsequent judgment in our litigation with adidas has negatively impacted our business and is expected to continue to negatively impact our business until the matter is finally resolved, which could be several years from now if we appeal the jury verdict to the United States Court of Appeals. We also are subject to an injunction preventing us from selling certain two and four striped shoes which could adversely affect our financial results if we are not able to find suitable replacements to sell in our stores. In addition, bonding or paying a judgment will negatively impact our liquidity. Adidas may seek to increase the amount of the judgment by requesting enhanced actual damages and/or attorneys’ fees.
Our litigation with adidas has occupied a significant amount of management time and resources. Since the entry of the jury verdict, management’s time commitment and the related expenses, including expenses associated with outside advisors, have increased and are expected to continue until the litigation is finally resolved.

As a result of the judgment we will be required either to pay the amount of the judgment or to post a bond to secure the judgment pending appeal. We would expect to pay any judgment or secure any bond using unrestricted domestic cash on hand. Any such payment or security would have an adverse affect on our liquidity and capital resources, even if we are ultimately successful in having the judgment overturned or the amount of the judgment substantially reduced on appeal.
An adverse final resolution of our litigation with adidas following appeal could have a material adverse effect on our financial position, results of operations, and cash flows. As described above, any further loss that we would record could be significant and could materially adversely affect our results of operations in the period in which those losses are recorded, as well as affecting our ability to operate our businesses in the manner in which we have planned. Although as of November 1, 2008 we were in compliance with the terms of our credit agreements, there can be no assurance that we will remain so in the future.
During the first quarter of 2008, we recorded a $30.0 million pre-tax loss in connection with the adidas litigation. Although the likelihood of further losses and the ultimate amount of any such losses are not reasonably determinable at this time, the actual resolution of our litigation may result in further losses, which could be significant and could materially adversely affect our financial position, results of operations and cash flows. For example, we might be required to record a further loss, including a loss up to the amount of the judgment not previously recorded.
Although we carry insurance coverage with respect to certain claims related to litigation and have made claims under the applicable policies for our litigation with adidas, there can be no assurances that those policies will provide coverage for any liability we may ultimately incur with respect to this matter.
Adverse changes in our market capitalization or anticipated future operating performance may be an indication of goodwill impairment, which could have a material impact on our financial position and results of operations.
We assess goodwill, which is not subject to amortization, for impairment on an annual basis or at any other interim reporting date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. We develop an estimate of the fair value of each reporting unit using both a market approach and an income approach. A significant adverse change in our market capitalization or anticipated future operating performance could result in the book value of a reporting unit exceeding its fair value, resulting in a goodwill impairment charge. This impairment charge, if significant, would adversely impact our financial position and results of operations.

Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended November 1, 2008, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)

08/3/08 — 08/30/08	7	12.72	—	204.8
08/31/08 — 10/04/08	12	18.02	—	204.8
10/05/08 — 11/01/08	5	15.19	—	204.8

Total	24	15.98	—	204.8

(1)	Includes an aggregate of approximately 24 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plan.

(2)	On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
ITEM 6. EXHIBITS
(a) Exhibits:

Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President, Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President, Chief Financial Officer and Treasurer*

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTIVE BRANDS, INC.

Date: December 4, 2008	By: /s/ Matthew E. Rubel Matthew E. Rubel
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: December 4, 2008	By: /s/ Douglas G. Boessen

Douglas G. Boessen
Division Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)