Form 10-K
period 2009-01-31
COLLECTIVE BRANDS, INC.
filed 2009-03-30
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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
☐ Yes      ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $817.6 million based on the closing price of $12.81 as reported on the New York Stock Exchange on August 1, 2008, the last trading day of the registrant’s second fiscal quarter.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
63,766,880 shares at March 23, 2009
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2009 (Proxy Statement)	Part III

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

COLLECTIVE BRANDS, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2009
INDEX

[Page Intentionally Left Blank]

PART I
ITEM 1. BUSINESS
General
Collective Brands, Inc. (“Collective Brands” or the “Company”) is a leader in bringing compelling lifestyle, fashion and performance brands for footwear and related accessories to consumers worldwide. We operate a hybrid business model with a product portfolio of powerful brands and private brand labels at multiple price points and selling channels including retail, wholesale, e-commerce and licensing. Collective Brands is the holding company for Payless ShoeSource, Inc. (“Payless”), The Stride Rite Corporation (“Stride Rite” or “Stride Rite Group”), and Collective Licensing, LP (“Collective Licensing”). Payless is one of the largest footwear specialty retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. Stride Rite markets the leading brand of high-quality children’s shoes in the United States as well as products for children and adults under well-known brand names, including Stride Rite®, Sperry Top-Sider®, Saucony®, Keds®, and Robeez®. Collective Licensing is a youth lifestyle marketing and global licensing business.
All references to years are to our fiscal year unless otherwise stated. Fiscal year 2008 ended on January 31, 2009.
Payless is one of the largest footwear retailers in the Western Hemisphere, with 4,522 retail stores in 16 countries and territories as of year-end 2008. Our Payless ShoeSource retail stores in the United States, Canada, the Caribbean, Central America, and South America sold over 150 million pairs of footwear and over 40 million units of accessories during 2008. Payless ShoeSource stores sell a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags, jewelry, and hosiery. Payless ShoeSource stores offer fashionable, quality, private and branded label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Our stores feature several designer and mainstream footwear brands including Airwalk®, American Eagle™, Champion®, Dexter®, and Lela Rose for Payless™. We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value. As of year-end 2008, each Payless ShoeSource store stocked on average approximately 6,600 pairs of footwear. We focus our marketing efforts on expressive women consumers between the ages of 16 and 49. This consumer wants to express her personality through shoes, but also places importance on low prices. We also focus our marketing efforts on expressive moms who believe that her children’s appearances are a reflection on her. These two expressive groups tend to have household incomes of less than $75,000 and make a disproportionately large share of household footwear purchasing decisions. We believe that over one-third of these target consumers purchased at least one pair of footwear from our stores last year. We also operate payless.com® where customers buy our products on-line and store associates order products for customers that are not sold in all of our stores. In 2009, we will enter the Middle East through a franchising agreement with M.H. Alshaya. We also intend to drive our business with existing and new initiatives including: new designer footwear lines, direct-to-retail licensed programs, ‘green’ (i.e. environmentally friendly) footwear lines, and increased deployment of new accessory fixtures.
Stride Rite is a leading marketer of high quality children’s footwear and casual and athletic footwear for adults. Stride Rite was founded on the strength of the Stride Rite children’s brand, but today includes a portfolio of great American brands addressing different market segments within the footwear industry including Saucony®, Sperry Top-Sider®, and Keds®. Stride Rite is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. Stride Rite markets products in countries outside North America largely through owned operations, independent distributors and licensees. Stride Rite also markets its products directly to consumers by selling children’s footwear through its Stride Rite children’s retail stores and a broader selection of its footwear through Stride Rite outlet stores and e-commerce sites. In total, Stride Rite operated 355 retail locations as of the end of 2008. Stride Rite designs and markets children’s footwear through its Stride Rite Children’s Group for consumers 0-10 years old, including dress and casual footwear, boots, sandals and athletic shoes. Those products are also marketed at wholesale under the Stride Rite®, Robeez®, and other brand names at moderate to premium price points. In addition, Stride Rite designs and markets marine performance, outdoor recreational, dress-casual, and casual footwear for men and women under our Sperry Top-Sider® and Sperry® trademarks. Stride Rite also designs and markets technical running, athletic lifestyle, outdoor trail shoes and fashion athletic as well as athletic apparel under the Saucony® brand name. Lastly, Stride Rite markets fashion/athletic and casual footwear for adults and children under the Keds®, Pro-Keds®, and Grasshoppers® labels.
History
Payless was founded in Topeka, Kansas in 1956 with a strategy of selling low-cost, high-quality family footwear on a self-service basis. In 1962, Payless became a public company. In 1979, it was acquired by The May Department Stores Company

(“May Company”). On May 4, 1996, Payless became an independent public company again as a result of a spin-off from May Company. In 1998, we reorganized forming a new Delaware corporation, Payless ShoeSource Inc., which is today known as Collective Brands, Inc. On March 30, 2007, we acquired Collective Licensing, a Denver-based brand development, management and licensing company. On August 16, 2007, our Delaware holding company changed its name from Payless ShoeSource, Inc. to Collective Brands, Inc., and the next day we completed our acquisition of Stride Rite.
Stride Rite was founded in Boston, Massachusetts in 1919, as the Green Shoe Manufacturing Company (“Green Shoe”). Green Shoe became a public company in 1960 and was listed on the New York Stock Exchange. It adopted The Stride Rite Corporation name in 1966 in recognition of its well respected brand name. Stride Rite’s first retail store was opened in 1972. The Sperry Top-Sider and Keds brand names were acquired from Uniroyal in 1979. During 2005 Stride Rite completed its acquisition of Saucony and in 2006 Stride Rite purchased Robeez.
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
1.	The Payless Domestic reporting segment is comprised primarily of domestic retail stores under the Payless ShoeSource name, as well as the Company’s sourcing unit, and Collective Licensing.

2.	The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands.

3.	The Stride Rite Retail reporting segment consists of Stride Rite’s specialty stores and outlet stores.

4.	The Stride Rite Wholesale reporting segment consists of Stride Rite’s wholesale operations. We sell footwear to approximately 8,000 customers in 80 countries and territories worldwide.
Stores
At the end of 2008, we operated a total of 4,877 retail stores. This was comprised of 3,900 in the Payless Domestic segment, 622 stores in the Payless International segment, and 355 stores in the Stride Rite Retail segment.
Payless Domestic
The average size of a store in the Payless Domestic segment is approximately 3,200 square feet. Depending upon the season and the sales volume of the store, stores employ a widely varying number of associates including a store manager or shared store manager. Stores use a combination of full-time and part-time associates. By including materially remodeled stores in our calculation as new stores, Payless ShoeSource domestic stores were 10 years old on average at the end of 2008. At year-end, 488 stores in the Payless Domestic segment had been updated to one of Payless’ new store formats (typically known as “Hot Zones”). At year-end, 422 locations incorporated a “Payless Kids” area which has nearly 1,000 square feet of selling space devoted to an expanded assortment of children’s shoes. Payless ShoeSource stores operate in a variety of real estate formats such as shopping malls, central business districts, free-standing buildings, strip centers, and leased departments in ShopKo® stores. ShopKo is a discount retailer with stores primarily in the Midwest, Western Mountain, and Pacific Northwest regions. This alliance, extended to July 22, 2012, provides us with a capital efficient, additional distribution channel for our products. As of year-end, there were 135 of these locations, and they are included in the table below.

The number of retail stores by geographic region for the Payless Domestic segment is represented in the following table:

Payless Domestic
Alabama	37	Louisiana	57	Oklahoma	44
Alaska	8	Maine	13	Oregon	49
Arizona	89	Maryland	73	Pennsylvania	150
Arkansas	40	Massachusetts	93	Rhode Island	14
California	533	Michigan	128	South Carolina	35
Colorado	53	Minnesota	49	South Dakota	15
Connecticut	44	Mississippi	46	Tennessee	46
Delaware	9	Missouri	74	Texas	390
District of Columbia	9	Montana	14	Utah	51
Florida	290	Nebraska	35	Vermont	7
Georgia	97	Nevada	36	Virginia	77
Hawaii	15	New Hampshire	18	Washington	87
Idaho	30	New Jersey	128	West Virginia	10
Illinois	180	New Mexico	28	Wisconsin	79
Indiana	56	New York	260	Wyoming	5
Iowa	31	North Carolina	60
Kansas	36	North Dakota	6	Guam	2
Kentucky	33	Ohio	130	Saipan	1

				Total Payless Domestic	3,900

Payless International
Since opening our first store in Canada in 1997, our international presence has grown substantially. We entered Latin America in September 2000, and we opened our first stores in Colombia, our latest country, in August 2008. As of year-end, we had 622 stores in 11 foreign countries, Puerto Rico and the U.S. Virgin Islands.
The average size of a store in the Payless International segment is approximately 2,800 square feet. Stores in Latin America are smaller than stores in other locations because Latin America typically has smaller shop spaces than North America. Securing a site large enough for Payless in Latin America often requires assembling two or three contiguous spaces. We are actively pursuing opportunities to expand square footage for key locations in Latin America.
By including materially remodeled stores in our calculation as new stores, our international stores were on average six years old at the end of 2008. At year-end, 93 stores had been updated to one of our new store formats. Our international stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, and strip centers.
The number of retail stores by Province, Country and Territory for the Payless International segment is represented in the following table:

Payless International
Canada		Central America		South America
Alberta	41	Costa Rica	24	Ecuador	38
British Columbia	42	Dominican Republic	16	Colombia	12

Manitoba	10	El Salvador	22
New Brunswick	7	Guatemala	41	Total South America	50

Nova Scotia	11	Honduras	20
Ontario	141	Nicaragua	12	Other Territories
Prince Edward Island	2	Panama	19	Puerto Rico	84
Quebec	51	Trinidad/Tobago	13	U.S. Virgin Islands	5

Saskatchewan	11

				Total Other Territories	89

Total Canada	316	Total Central America	167

				Total Payless International	622

Stride Rite Retail
Stride Rite Retail children’s stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the U.S. The average size of a Stride Rite specialty retail children’s store is approximately 1,300 square feet. Stride Rite outlet stores average approximately 2,800 square feet because outlet stores carry a broad range of footwear for adults in addition to children’s footwear. Most of our outlet stores are located in shopping centers consisting only of outlet stores. At the end of 2008, each Stride Rite retail store carried on average over 8,600 pairs of shoes. By including materially remodeled stores in our calculation as new stores, Stride Rite Retail segment stores were on average approximately eight years old at the end of 2008. We also operate Stride Rite shoe departments within select Macy’s stores. This alliance provides us with a capital efficient, additional distribution channel for our products. As of year-end, there were seven of these locations, and they are included in the table below.
During 2008, we opened one new format store branded “Collections by Stride Rite” which is included in the Stride Rite Children’s Stores total in the table below. The format combines separate, dedicated shopping areas for 7 to 10 year olds in the front of the store along with an environment for baby, toddler and youth shoes in the rear of the store. The key driver of incremental value with this new concept is that Collections by Stride Rite fills-out its house-of-brands strategy for a wider age range of children and a larger addressable market. Collections by Stride Rite enables us to extend our reach in the fast growing segment of children’s footwear and deliver on the aspirations of older children.
The number of retail stores by type for the Stride Rite Retail segment is represented in the table below.

Stride Rite Retail
Stride Rite Children’s Stores	249
Outlet Stores	106

Total Stride Rite Stores	355

Stride Rite Wholesale
In addition to the owned Stride Rite retail stores, we had 162 Stride Rite locations managed by licensed dealers (not included in the store count above) at the end of 2008. A licensed dealer is an independent shoe retailer that sells a high percentage of Stride Rite product, and who brands the store as Stride Rite both on the exterior and interior of the store. We generate sales from dealers by selling them our product. Dealers do not currently pay franchise or on-going fees. Stride Rite sales representatives monitor the dealers’ assortments and appearance. We give guidance to the dealers on store remodeling. Dealers are not currently obliged to participate in Stride Rite retail store promotions.
International Business
During 2008, Collective Brands had $580 million, or 17%, of its sales from outside the U.S. Our distribution is getting more diverse each year as international sales have tended to grow faster than our overall sales.
Payless International
Net sales in 2008 were $444.7 million, up over 4%, driven by higher sales in Latin America. As a result of our continuing success in Latin America, we opened our first 12 stores in Colombia during 2008. In 2009, approximately 60% of our new store capital budget dollars will be allocated for international growth driven primarily by store growth in Latin America. We expect Latin America stores, as a percentage of the total Payless store count, will grow in 2009.
Stride Rite Wholesale
We sell footwear in approximately 80 countries and territories worldwide. We use our owned operations, independent distributors and licensees to market our various product lines outside of the United States. We record revenue from foreign sources through the sale of branded footwear products by our owned operations in Canada, the Netherlands, the United Kingdom and Germany, from sales in certain countries to independent distributors of our products, and from royalties to authorized licensees of our products. License and distribution arrangements enable us to develop sales in certain international markets without incurring development costs and the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. We assist in designing products that are appropriate to each foreign market, but are consistent with the global brand position. Independent licensees and distributors purchase goods from either us or authorized third-party manufacturers pursuant to distribution agreements or manufacture branded products consistent with our standards pursuant to license agreements. Distributors and licensees are responsible for independently marketing and distributing our branded products in their respective territories with product and marketing support provided by us. We are also a party to foreign license agreements in which independent companies operate Stride Rite and Saucony retail stores outside the United States. A total of 10 Stride Rite and two Saucony stores are currently operating in El Salvador, Guatemala, Haiti, Honduras, Costa Rica, Dominican Republic, Turkey, and the U.A.E. pursuant to such agreements.
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
Payless Domestic and Payless International
In general, each retail location is managed by a Store Manager. Store Managers report to District Managers who, in turn, report to Directors of Retail Operations. District Managers typically oversee 23 stores on average, and Directors of Retail Operations typically oversee, on average, 11 District Managers or 248 stores. Each of these positions is responsible for managing the operations of our stores including functions such as opening and closing, store displays, inventory management, staffing, and managing the customer experience.
Payless associates are trained and measured most often on customer conversion and compliance with a multi-step selling process frequently referred to as the “customer journey” or “SMILES”. Execution of the customer journey is typically measured by customer satisfaction (“CSAT”) scores. In 2008, CSAT scores improved to record levels.
In 2008, we completed our U.S. rollout of more technologically advanced point-of-sale terminals and inventory scanning devices as well as our new labor scheduling system. These technology improvements provide benefits such as faster checkout, easier tagging and inventory management, and more effective customer-focused staffing. We also completed the U.S. roll-out of Talent Central during the year. Talent Central is an automated application process that helps us screen job applicants and better align them with where we have job openings. During 2008, Talent Central gave us approximately 20 more qualified applicants per position compared to the method of paper applications used before. We also rolled out a new communication tool called Announcement & Actions. This new tool helps us track completion of actions real-time thereby improving our communication and execution.
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
Stride Rite Wholesale
The Stride Rite Wholesale business is divided by major brands, each with its own dedicated sales forces. Generally each sales executive is assigned a specific geographic region.
Employees
At the end of 2008, Collective Brands employed approximately 31,000 associates worldwide. Nearly 28,000 associates worked in stores, while the remaining associates worked in other capacities such as corporate support, Asia-based procurement, licensing, and distribution centers. Approximately 350 of our associates are covered by collective bargaining agreements. Our employee base at year-end was approximately 50% full-time and 50% part-time.
Payless Domestic
Approximately 23,000 associates at year-end worked in the Payless Domestic segment. The mix of full-time to part-time associates was 45% and 55%, respectively.
Payless International
The Payless International segment employed over 4,700 associates at year-end. The mix of full-time to part-time associates was 64% and 36%, respectively.

Stride Rite Retail
The Stride Rite Retail segment employed almost 2,300 associates at year-end. The mix of full-time to part-time associates was 40% and 60%, respectively.
Stride Rite Wholesale
Almost 800 associates at year-end were employed in various sales and support capacities in the Stride Rite Wholesale segment. Nearly 100% were full-time associates.
Competition
As a multi-channel provider of footwear and accessories, we face several different forms of competition.
The retail footwear and accessories market is highly competitive. It is comprised of department stores, footwear specialty stores, discount mass-merchandisers, sporting goods stores, and on-line competitors. In addition, many retailers who have not traditionally carried footwear have added various footwear and accessories including seasonal, specialty and general footwear in their merchandise assortment. The primary competitive levers to establish points of differentiation in our industry are merchandise selection, flow and timing, pricing, attractive styles, product quality and aesthetics, durability, comfort, convenience, and in-store experience.
Payless Domestic
We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters. Payless strives to get trend-right merchandise to market at the same time but at more compelling values than department stores and specialty retailers. Main competitors include DSW, Famous Footwear, J.C. Penney, Macy’s, Marshall’s, Kohl’s, Ross Stores, Target, TJ Maxx, and Wal-Mart.
Payless International
Internationally, we also seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters, but at more compelling values than department stores and specialty retailers. Because most of our international business is done in Canada, our main competitors are Wal-Mart (Canada), Sears Canada, and SportChek. The competitive environment in Canada is becoming more fragmented, or less concentrated, due to on-line and other competitors. In addition, the U.S. exchange rate impacts competition. During times of relative strength in the Canadian dollar, U.S. retailers become viable competitors and price competition in Canada becomes sharper.
In Latin America, our competition varies by country. Mostly, we compete there against small independent operators. In Central America (except for Panama), we have two larger corporate competitors: Adoc and MD. In Colombia, our main competitors are Bata, Bosi, and Spring Step.
Stride Rite Retail
We compete in the children’s retail shoe industry with numerous businesses, ranging from large retail chains to single store operators. The chains include Children’s Place, Gap, Gymboree, Nordstrom, and Target.
Stride Rite Wholesale
On a wholesale level, we also compete with many suppliers of footwear. Stride Rite Wholesale’s most significant competitors by brand include: Keds — Converse, Nike, Puma, and Vans; Saucony — Asics, Brooks, Mizuno, New Balance, and Nike; Sperry Top-Sider — Cole Haan, Ecco, Geox, Rockport, Sebago, and Timberland. Stride Rite Children’s Group — Geox, Lelli Kelly, Merrell, Morgan and Milo, Naturino, New Balance, Nike, Pedipeds, Primigi, Reebok, and Skechers.

Seasonality
As an international multi-channel provider of footwear and accessories, we have operations that are impacted by certain seasonal factors — some of which are common across segments and channels while others are not. For the most part, our business is characterized by four high-volume seasons: Easter, the arrival of warm weather, back-to-school, and the arrival of cool weather. In preparation for each of these periods, we increase our inventory levels in our retail stores to support the increased demand for our products. For our wholesale business, we increase our inventory levels approximately three months in advance of these periods to support the increased demands from our wholesaler customers for these products. We offer styles particularly suited for the relevant season such as sandals in the spring and boots during the fall. Our cash position tends to be higher in June as well as September to October, due primarily to the arrival of warm weather and back-to-school, respectively. Our cash position tends to be lowest around February to March when Easter inventories are built-up but not yet sold-through.
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
Payless International
The Payless International seasonality tends to largely resemble Payless Domestic with one very important difference — a greater share of sales tends to come in December compared to Payless Domestic. In Puerto Rico and Latin America many workers get an incremental paycheck in preparation for the Christmas season. Secondarily, compared to Payless Domestic, back-to-school and paydays are somewhat more important to Payless International.
Stride Rite Retail
Stride Rite Retail seasonal sales volume tends to be approximately equivalent for the first half of the year versus the second half of the year. The arrival of warm weather in the first half of the year is the biggest annual sales catalyst. Easter tends not to be as big compared to Payless. In the second half of the year, back-to-school and the merchandise mix shift to boots are significant sales drivers. In 2008, the Stride Rite Retail segment was more promotional in the second half of the year which helped drive sales during that period. Stride Rite Retail tries to balance promotions evenly between the periods.
Stride Rite Wholesale
The Stride Rite Wholesale business is customarily driven by demand for spring (i.e. first half) and fall (i.e. second half) seasonal product lines. Stride Rite Wholesale sales tend to be more first-half-weighted compared to second-half due to the nature of our brands as well as meeting the wholesale customers’ seasonal needs of their end-consumers. The wholesale segment’s business is usually about three months earlier than Collective Brands’ other three segments which sell at retail. The wholesale segment tends to have its highest inventory position around January to February and its lowest inventory position around the November to December time frame.
Supply Chain
We run an integrated supply chain that supports the product life-cycle from concept to liquidation across all reporting segments. In 2008, we sold nearly 190 million pairs of footwear through retail and wholesale combined.
Merchandise Planning & Allocation
Our objective is to get the right product to the right store at the right time in order to drive sales and margin growth. We are achieving this through the use of enhanced forecasting and demand planning models. We build and manage total inventory plans, targeted store assortments, and product lifecycles. We base our decisions on how to stock our retail stores, and our wholesale customer stores, using several criteria. We consider the customer profile of our store locations based on lifestyle, demographics, shopping behavior and appetite for fashion. Also, we consider seasonality and climate by geography which impacts the timing of our inventory distribution. In addition, we consider our stores’ and our customers’ stores sales volume, selling history, and the categories of products they tend to sell when deciding how to stock our stores. This results in greater customer connectivity which is intended to drive more profitable sales and less markdowns. Our retail systems provide perpetual planning and forecasting solutions, support multiple distribution centers, and provide information to allow us to optimize initial distribution planning and case pack configuration.
We flow product consistent with customer shopping patterns and use store groupings that allow us to deliver targeted assortments based upon customer profiles of each store. This drives efficiencies across the supply chain and stores. We optimize price throughout a product’s life-cycle, as we can price products down to the store level. This helps us manage aged inventory and minimize it as a percentage of the total offering. Our use of optimization tools enables store-level price and size variations which drives gross margin dollars and reduces markdowns, and supports transitions between selling periods.
Sourcing
Our design, product development, and sourcing functions are integrated within our global supply chain organization. We utilize internal product design and development capabilities to drive trend-right proprietary designs and improve speed to market of new products. We have combined the Asia-based teams of Payless and Stride Rite to form one organization responsible for product development and sourcing. This team runs our sample creation and quality control processes. It also maintains a materials and costing library to provide greater efficiency and cost control in procuring raw materials. The integration of Payless and Stride Rite is aiding quality, factory loading, cost containment, and manufacturing efficiency. We are negotiating directly with suppliers of raw materials and requiring our factories to use our preferred suppliers. We are also leveraging the consolidation of the industry’s factory base to increase efficiencies and control costs.
We procure products three different ways — through our direct sourcing organization and by engaging third party agents as well as vendors to procure products which we cannot or do not want to procure ourselves. About 73% of our footwear in 2008 was procured by our direct sourcing organization - 68% for Payless and 95% for Stride Rite. Our sourcing team is closely aligned with large factories which serve as our manufacturers. We typically give these factories specifications and performance standards and bid jobs out to multiple factories. Twenty-six core factories accounted for 75% of Collective Brand’s footwear purchases. If any one of them was to be unable to supply our needs consistent with prior performance, we might experience disruptions in shoe deliveries. However, we have about 100 factories with whom we do overrun and special approval business, and we believe these factories can fill production voids if necessary.
We believe our relationships with our factory base are good. Factories in China are a direct source of approximately 94% of our footwear at cost. We are diversifying our manufacturing base between countries and within China. We source the remaining 6% of our footwear from a variety of countries including Vietnam, Thailand, India, Brazil and Indonesia. Products are manufactured to meet our specifications and standards. We do not purchase “seconds” or “overruns”.
Logistics
We maintain a flexible and efficient global logistics network that enables speed to market while mitigating transportation costs. We are capitalizing on areas of opportunity through consolidation of the Payless and Stride Rite distribution networks. These areas include: consolidation of ocean containers, sharing overseas consolidation services, leveraging container cube optimization, reducing transload operating costs, and leveraging inbound carrier rates. Integrating our network is intended to improve working capital management, in-stock positions, and gross margin.
During 2008, we reduced our days from order commitment-to-store (“supply chain days”) by seven supply chain days versus the prior year. Through cross functional execution, process enhancements, and optimizing our physical distribution we intend to continue to decrease our supply chain days. We target high-demand, in-season product for accelerated delivery (“rapid re-order”). Through rapid re-order we attempt to maximize sales and margin on high-demand, proven items. We executed rapid re-order on approximately 2.5 million pairs in 2008 and intend to expand this initiative in 2009.
Stores generally receive new merchandise on average twice a week in an effort to maintain a constant flow of fresh and replenished merchandise. We have increased flexibility, reduced risk, and improved efficiency with our multiple DC network. The replenishment lead time in 2008 was reduced by 1-2 days versus the prior year for Payless stores. We currently use eight distribution facilities worldwide:
1.	We lease a 414,000 square foot distribution center (“DC”) in Redlands, California which serves approximately 1,800 Payless stores in North America.

2.	We lease an 802,000 square foot DC in Brookville, Ohio which currently serves approximately 2,200 Payless stores in North America and will serve the Stride Rite Children’s Group beginning in late 2009.

3.	We own a 742,000 square foot DC in Topeka, Kansas which serves Payless stores in North America. The Topeka DC will close when the California and Ohio facilities are running to our satisfaction, which is planned for the second quarter of 2009.

4.	We contract with a third-party in Colon, Panama to operate a distribution facility for our Latin America operations.

5.	We own a 520,000 square foot DC in Louisville, Kentucky which serves wholesale operations in the United States for Keds, Sperry Top-Sider, and Saucony.

6.	We own a 409,000 square foot DC in Huntington, Indiana which serves the Stride Rite Children’s Group. This facility is expected to close in 2009.

7.	We lease 46,000 square feet of office and distribution space in Cambridge, Ontario to support Stride Rite Canadian wholesale operations.

8.	We lease 39,000 square feet of distribution space in The Netherlands to support our European operations.
Intellectual Property
Through our wholly-owned subsidiaries, we own certain copyrights, trademarks, patents and domain names which we use in our business and regard as valuable assets.
Payless Domestic and Payless International
The trademarks and service marks used in our Payless business include Payless®, Payless ShoeSource®, Payless Kids®, and various logos used on our Payless ShoeSource store signs and in advertising, including our traditional yellow and orange signage and our new orange and blue circle “P” logos. The domain names include Payless.com®, as well as derivatives of Payless ShoeSource. On May 18, 2006, we acquired from Jimlar Corporation the rights to the trademarks American Eagle™ and AE™ for use on footwear and certain accessories and related domain names. Currently, we have agreements in place regarding the following brands: Champion®, which expires on June 30, 2015; Dexter® which expires on December 31, 2014; and American Ballet Theatre ™ which expires on January 31, 2010. In 2006, we entered into agreements with Disney Enterprises, Inc. for use of various Disney properties and characters which expire on December 31, 2010. In March 2008, we entered into an agreement with MTV Networks/Viacom for use of its Nickelodeon property Blue’s Clues, which expires December 31, 2010. We have agreements for development, licensing, marketing and distribution of Laura Poretzky’s Abaeté for Payless™ line, which expires on August 31, 2009; Lela Rose’s Lela Rose for Payless™ line, which expires on September 30, 2009; Stacey Bendet’s Alice + Olivia for Payless™ line, which expires on January 31, 2010 and Patricia Field’s Patricia Field for Payless™ and/or Red Carpet Collection by Patricia Field™ lines, which expires on June 30, 2009. We also currently have the exclusive right to use the Dunkman® brand, and we have the trademark for Unforgettable Moments®. Through agents, we also utilize various character marks from time-to-time.
Collective Licensing owns brand marks including Airwalk®, Vision Street Wear®, Lamar®, Hind®, LTD®, genetic®, Dukes™, Rage®, Ultra-Wheels®, and Skate Attack®. We are also the exclusive agent for the Sims® brand mark. Collective Licensing’s focus is on the growing active sport lifestyle market driven predominantly by the skate- and snowboard-inspired trends. It is positioned with its authentic brand portfolio to reach both the younger consumer with strong ties to board sports, as well as appeal to the broad range of consumers drawn to this established lifestyle and fashion. Payless has been a licensee of the Airwalk brand since 2003 and features the brand on a wide range of footwear and accessories. Payless has helped drive Airwalk to be one of the largest skate footwear brands in America.
Stride Rite Retail and Wholesale
We have license agreements with a number of third parties both domestically and internationally pursuant to which apparel and accessories are designed, manufactured and sold under the Keds®, PRO-Keds®, and Stride Rite ® trademarks. We also have domestic and international license agreements for footwear through the Champion®, Keds®, PRO-Keds®, Saucony® and Sperry Top-Sider® trademarks. We continue to pursue new license opportunities.
We have an existing trademark license agreement with Tommy Hilfiger Licensing, Inc., pursuant to which we design, market and sell footwear to children. Tommy Hilfiger Licensing, Inc. and its parent company, Tommy Hilfiger Corporation, have been acquired by Apax Partners. The license agreement for children’s footwear expires on December 31, 2009 and we do not anticipate that it will be renewed.
We have a licensing arrangement with H.H. Brown Shoe Company, Inc. to develop, market, and sell an exclusive line of children’s footwear under the Børn name. This license agreement runs through May 31, 2009 and covers the United States and Puerto Rico.

In addition, we have entered into license agreements with the entertainer Jessica Simpson for the Jessica Simpson™ trademark which expires on December 31, 2009; and Wham-o, Inc. for the mark Superball®, which expires on December 31, 2010 and Boogie Board®, which also expires on December 31, 2010.
Backlog
Stride Rite Wholesale
As of January 31, 2009 and as of February 2, 2008 we had a backlog of orders amounting to approximately $163 million and approximately $181 million, respectively. The decrease in backlog orders from February 2, 2008 to January 31, 2009 is due to the absence of orders related to our Tommy Hilfiger license agreement for our men’s and women’s brands which expired on December 31, 2008. These orders totaled approximately $22 million as of February 2, 2008. To a significant extent, the backlog at the end of each fiscal year represents orders for our spring footwear styles. Substantially all of these orders are delivered or canceled during the first quarter of the next fiscal year.
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
Environmental Liability
In connection with the Stride Rite acquisition, we acquired a property with a related environmental liability. The liability as of January 31, 2009 was $5.6 million, $0.9 million of which was included as an accrued expense and $4.7 million of which was included in other long-term liabilities in the accompanying consolidated balance sheet. The assessment of the liability and the associated costs were based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. As of January 31, 2009, the estimated cost to address these environmental conditions were $7.4 million, including $1.8 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations, the inherent uncertainties involved in estimating conditions in the environment, and the costs of addressing such conditions.
Available Information
We file or furnish our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. Copies of any of these documents will be provided in print to any shareholder who submits a request in writing to Collective Brands, Inc., Attn: Investor Relations, 3231 Southeast Sixth Avenue, Topeka KS 66607 or calls our Investor Relations Department at (785) 559-5321. The public may read or copy any materials we file with the SEC at the Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.
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

Directors of the Company
Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company’s Directors:

Name	Principal Occupation
Management Director
Matthew E. Rubel(1*)	Chief Executive Officer, President and Chairman of the Board

Independent Directors
Daniel Boggan Jr.(2)	Retired Senior Vice President of the National Collegiate Athletic Association
Judith K. Hofer(3)	Retail Consultant
Mylle H. Mangum(1)(3*)	Chief Executive Officer of IBT Enterprises, LLC
John F. McGovern(1)(2*)	Founder and Partner of Aurora Capital LLC and former Executive Vice President/Chief Financial Officer of Georgia-Pacific Corporation
Robert F. Moran(1)(2)(4)	President and Chief Operating Officer of PetSmart, Inc.
David Scott Olivet(2)	Chief Executive Officer and Director of Oakley, Inc.
Matthew A. Ouimet(2)	Executive Vice President, Operations of Corinthian Colleges, Inc.
Michael A. Weiss(3)	President and Chief Executive Officer of Express LLC
Robert C. Wheeler(3)	Chairman and Chief Executive Officer of Hill’s Pet Nutrition, Inc.

(1)	Executive Committee Member

(2)	Audit and Finance Committee Member

(3)	Compensation, Nominating and Governance Committee Member

(4)	Non-Management Lead Director

*	Chairman
Executive Officers of the Company
Listed below are the names and ages of the executive officers of the Company as of March 30, 2009 and offices held by them with the Company.

Name	Age	Position and title

Matthew E. Rubel	51	Chief Executive Officer, President and Chairman of the Board
Darrel J. Pavelka	53	Executive Vice President - Global Supply Chain
Douglas J. Treff	51	Executive Vice President - Chief Administrative Officer
Betty J. Click	47	Senior Vice President - Human Resources
Michael J. Massey	44	Senior Vice President - General Counsel and Secretary
Douglas G. Boessen	46	Division Senior Vice President, Chief Financial Officer and Treasurer
Matthew E. Rubel is 51 years old and has served as Chief Executive Officer and President of the Company since July 18, 2005. Prior to joining Payless, Mr. Rubel was Chairman and Chief Executive Officer for Cole Haan from 1999 to July 2005. He served as Executive Vice President, J. Crew Group and Chief Executive Officer of Popular Club Plan from 1994 to 1999, and in November 1998, led the sale of Popular from J. Crew to Fingerhut. While at J. Crew Group, Mr. Rubel was responsible for all licensing and international activities, as well as brand marketing and served on its Group Executive Committee. Mr. Rubel has also served as President and Chief Executive Officer of Pepe Jeans USA, and President of the Specialty Division of Revlon. Mr. Rubel has served as a Director of Payless since July 2005.
Darrel J. Pavelka is 53 years old and has served as Executive Vice President — Global Supply Chain since September 2007. Prior to that he served as Senior Vice President — Merchandise Distribution, Planning and Supply Chain from September 2004 to September 2007. He also served as Senior Vice President — International Operations and Supply Chain from March 2003 to September 2004, Senior Vice President — Merchandise Distribution from 1999 to 2003, Vice President of Retail Operations for Division R from 1997 to 1999, Vice President of Stores Merchandising from 1995 to 1997, Director of Stores Merchandising from 1990 to 1995, Director of Distribution for Women’s from 1987 to 1990, Manager of Stores Merchandising for Division R from 1983 to 1987, and Manager of the Northeast store expansion from 1980 to 1983.
Douglas J. Treff is 51 years old and has served as the Company’s Executive Vice President — Chief Administrative Officer since September 2007. Prior to joining the Company, he served as Executive Vice President — Chief Administrative Officer for Sears Canada, Inc. from 2006 to 2007. From 2000 to 2006 he served as Senior Vice President and Chief Financial Officer for Deluxe Corporation and from 1990 to 2000, as Chief Financial Officer and other leadership roles in finance at Wilsons, The

Leather Experts, Inc.
Betty J. Click is 47 years old and has served as Senior Vice President — Human Resources since July 2008. Prior to that, she served as Vice President, HR Operations and Learning and Development from 2005 to 2008. From 2002 to 2005 she served as Vice President, HR solutions. Prior to joining Payless, since 1987, she served a range of Human Resources roles at Verizon Communications and the former GTE.
Michael J. Massey is 44 years old and has served as Senior Vice President — General Counsel and Secretary since March 2004. Prior to that, he served as Vice President of International Development during 2001, Vice President of Contract Manufacturing during 2000, Vice President, Group Counsel Intellectual Property from 1998 to 2000, and Senior Counsel from 1996 to 1998. Prior to joining Payless, Mr. Massey was an attorney for The May Department Stores Company from 1990 to 1996.
Douglas G. Boessen is 46 years old and has served as Division Senior Vice President, Chief Financial Officer and Treasurer since December 2008. He previously served as Vice President, Corporate Controller, since January 2004. From 2000 to 2004, he was Vice President, Financial Planning and Analysis, from 1999 to 2000 he was Director — Strategic Planning and from 1997 to 1999 he served as Associate Controller for the Company. Prior to joining Payless, he served as senior manager at Arthur Andersen LLP.
ITEM 1A. RISK FACTORS
We May be Unable to Compete Effectively in the Competitive Worldwide Footwear Retailing Industry
We face a variety of competitive challenges from other domestic and international footwear retailers, including a number of competitors that have substantially greater financial and marketing resources than we do. These competitors include mass-market discount retailers such as Wal-Mart Stores, Inc., and Target Corporation; department stores such as Kohl’s Corporation, J.C. Penney Company, Inc., Dillard’s, Inc. and Nordstrom, Inc.; other retailers such as Brown Shoe Company, Inc., The Children’s Place Retail Stores, Inc., and The Gymboree Corporation; and wholesalers such as Crocs, Inc., Sketchers USA, Inc., and Nike, Inc.. We compete with these footwear retailers on the basis of:
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
The current significant challenges facing the global economy in 2008 and the highly uncertain global economic outlook have materially adversely affected consumer confidence and spending levels. We believe that these conditions are likely to persist throughout 2009. These conditions and severe credit market disruptions, among other factors, have also materially adversely affected the global footwear retailing industry. We are currently taking steps to mitigate the current environment including managing our operating structure and focusing our capital on high return investments. If we are unable to mitigate the impact of the challenging global economy, our results of operations and financial condition could be materially adversely affected.

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
We May be Unable to Maintain or Increase our Sales Volume and Margins
Our Payless stores have a substantial market presence in all 50 states and the District of Columbia and we currently derive a significant majority of our revenue from our U.S. stores. Our Stride Rite retail stores and our Stride Rite wholesale businesses derive a significant majority of their revenue from U.S. sources. Because of our substantial market presence, and because the U.S. footwear retailing industry is mature, for us to increase our sales volume on a unit basis and margins in the United States, we must capture market share from our competitors. We have attempted to capture additional market share through a variety of strategies; however, if we are not successful we may be unable to increase or maintain our sales volumes and margins in the United States, adversely affecting our business, results of operations and financial condition.
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
There are Risks Associated with Our Importation of Products
We import finished merchandise into the United States and other countries in which we operate from the People’s Republic of China and other countries. Substantially all of this imported merchandise is subject to customs, duties and tariffs imposed by the governments of countries into which this merchandise is imported, penalties imposed for, or adverse publicity relating to, violations of labor and wage standards by foreign contractors.
The United States and countries in which our merchandise is manufactured or imported may from time to time impose additional new quotas, tariffs, duties or other restrictions on our merchandise or adversely change existing restrictions or interpretation regarding the application timing. Any such changes could adversely affect our ability to import, and/or the cost of our products and the results of operations of our business or interpretations of these items.
Manufacturers in China are our major suppliers. During 2008, China was a direct source of approximately 94% of our merchandise based on cost. In addition to the products we import directly, a significant amount of the products we purchase from other suppliers has been imported from China. Any deterioration in the trade relationship between the United States and China or any other disruption in our ability to import footwear, accessories, or other products from China or any other country where we have stores could have a material adverse effect on our business, financial condition or results of operations.
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
Our International Operations are Subject to Political and Economic Risks
In 2008, approximately 17% of our sales were generated outside the United States and almost all of our merchandise was manufactured outside the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:
•	political and economic instability;

•	inflation;

•	exchange controls and currency exchange rates;

•	foreign tax treaties and policies;

•	restrictions on the transfer of funds to and from foreign countries;

•	ability to import product; and

•	increase in duty rates
Certain countries have increased or are considering increases to duty rates. If the Company is unable to mitigate the impact of these increased duty rates or any other costs, it may adversely impact the profitability of our foreign operations which would adversely impact our financial position and results of operations.
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
We May be Unable to Effectively Protect Our Trademarks and Other Intellectual Property Rights
We believe that our trademarks and other intellectual property are important to our business and are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or whether that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. If we are compelled to prosecute infringing parties or defend our intellectual property, we will incur additional costs.
Adverse Changes in Our Results of Operations and Financial Position Could Impact Our Ability to Meet Our Debt Covenants
We are subject to financial covenants under our Term Loan Facility, Revolving Credit Facility and our Senior Subordinated Notes (collectively, the “Credit Facilities”). These financial covenants are based largely on our results of operations and financial position. In the event of adverse changes in our results of operations or financial position, we may be unable to comply with the financial covenants contained in our Credit Facilities in which case we would be in default. To avoid a default, we may seek an amendment that would likely involve significant up front costs, increased interest rate margins and additional covenants. If we were unable to negotiate an amendment of our Credit Facilities and defaulted on them we could be required to make immediate repayment. A default could also trigger increases in interest rates and difficulty obtaining other sources of financing. Such an event would adversely impact our financial position and results of operations.

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
We Rely on Brands We Do Not Own
We are increasing our reliance on brands, some of which we do not own. Currently, we have agreements in place regarding the following brands, among others: Champion®, which expires on June 30, 2015; Dexter® which expires on December 31, 2014; American Ballet Theatre ™, which expires on January 31, 2010; Tommy Hilfiger Kids, which expires on December 31, 2009; and various Disney properties and characters, which expire on December 31, 2010. As discussed in Item 1 of this form 10-K under the caption “Intellectual Property”, we also license other trademarks whose agreements expire in 2009 and 2010. We, through our agents, also utilize various character marks from time-to-time. If we are unable to renew or replace any brand or character that accounts for a significant portion of its revenue, our results could be adversely affected.
Adverse Occurrences at Our Distribution Centers Could Negatively Impact Our Business
We currently use eight distribution centers, which serve as the source of replenishment of inventory for our stores and serve our wholesale operations. If complications arise with any of our operating distribution centers or our distribution centers are severely damaged or destroyed, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of doing so. This may adversely affect our ability to deliver inventory on a timely basis, which could adversely affect our results of operations.
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
Prolonged Work Stoppages Could Adversely Affect our Results of Operations
At the end of 2008, approximately 350 of our employees were covered by collective bargaining agreements. We cannot assure you that these agreements will be renewed on similar terms or renegotiated on acceptable terms. Any prolonged work stoppages in one or more of our facilities could materially adversely affect our results of operations. Although there have been no work stoppages or disruptions since the inception of these collective bargaining agreements, we cannot assure you that there will be no disruptions in the future.
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
On May 5, 2008, a jury returned a verdict against us in the aggregate amount of $304.6 million in connection with our litigation with adidas. On September 12, 2008 the Court reduced the monetary award to $65.3 million and on March 18, 2009, the court entered a supplemental judgment of approximately $1.0 million that increases the total monetary award to approximately $66.3 million. As described under “Legal Proceedings” herein, although we are taking steps to protect our legal rights, there can be no assurances that our efforts will be successful.
The jury verdict and subsequent judgment in our litigation with adidas has negatively impacted our business and is expected to continue to negatively impact our business until the matter is finally resolved, which could be several years from now as we appeal the jury verdict to the United States Court of Appeals. We also are subject to an injunction preventing us from selling certain two and four striped shoes which could adversely affect our financial results if we are not able to find suitable replacements to sell in our stores. In addition, bonding and, if necessary, eventually paying a judgment has negatively impacted our liquidity and capital resources. Also, adidas may request enhanced actual damages and/or attorneys’ fees.
Our litigation with adidas has occupied a significant amount of management time and resources. Since the entry of the jury verdict, management’s time commitment and the related expenses, including expenses associated with outside advisors, have increased and are expected to continue until the litigation is finally resolved.
During the first quarter of 2008, we recorded a $30.0 million pre-tax loss in connection with the adidas litigation. Although the likelihood of further losses and the ultimate amount of any such losses are not reasonably determinable at this time, the actual resolution of our litigation may result in further losses, which could be significant and could materially adversely affect our financial position, results of operations and cash flows. For example, we might be required to record a further loss, including a loss up to the amount of the judgment not previously recorded and in connection with a claim by adidas for additional compensation based upon our sales in Canada.
As described above, any further loss that we would record could be significant and could materially adversely affect our results of operations in the period in which those losses are recorded, as well as affecting our ability to operate our businesses in the manner in which we have planned.
Adverse Changes in our Market Capitalization or Anticipated Future Operating Performance May be an Indication of Goodwill or Other Intangible Asset Impairment, Which Could Have a Material Impact on our Financial Position and Results of Operations.
We assess goodwill, which is not subject to amortization, for impairment on an annual basis or at any other interim reporting date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. We develop an estimate of the fair value of each reporting unit using both a market approach and an income approach. A significant adverse change in our market capitalization or anticipated future operating performance could result in the book value of a reporting unit exceeding its fair value, resulting in a goodwill impairment charge. We recorded $42.0 million of goodwill impairment charges in 2008. If the Company’s market value continues to decline we may have a resulting impairment charge which, if significant, would adversely impact our financial position and results of operations.
We also assess certain finite and indefinite lived intangible assets for impairment on an annual basis or at any other interim reporting date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. Any significant changes in our anticipated future operating performance may be an indication of impairment to our tradenames or any other intangible asset. We recorded $88.2 million of impairment charges related to our indefinite-lived tradenames in 2008. Any additional impairment charges, if significant, would adversely impact our financial position and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Collective Brands uses eight distribution facilities worldwide:
1.	We lease a 414,000 square foot DC in Redlands, California which serves our Payless Domestic and Payless International segments

2.	We lease a 802,000 square foot DC in Brookville, Ohio which serves our Payless Domestic and Payless International segments

3.	We own a 742,000 square foot DC in Topeka, Kansas which serves our Payless Domestic and Payless International segments

4.	We own a 520,000 square foot DC in Louisville, Kentucky which primarily serves our Stride Rite Wholesale segment

5.	We own a 409,000 square foot DC in Huntington, Indiana which serves our Stride Rite Retail and Stride Rite Wholesale segments

6.	We lease 46,000 square feet of warehouse and office space in Cambridge, Ontario which primarily serves our Stride Rite Wholesale segment

7.	We lease 39,000 square feet of warehouse and office space in The Netherlands which serves our Stride Rite Wholesale segment

8.	We contract with a third-party in Colon, Panama to operate a distribution facility which serves our Payless International segment
Payless Domestic and Payless International
We lease substantially all of our Payless stores. Our leases typically have an initial term of five or ten years, and either one or two renewal options. During 2009, over 1,300 of our leases are due to expire. This includes approximately 300 leases that, as of January 31, 2009, were month-to-month tenancies. Of the expiring leases, over 400 have modifications that are pending execution. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume.
In addition, we own a 290,000 square foot headquarters building in Topeka, Kansas. We lease approximately 11,000 square feet of office space that serves as our design center in New York, New York. We also lease 6,300 square feet of office space for our Collective Licensing headquarters in Englewood, Colorado.
Stride Rite Retail and Stride Rite Wholesale
We lease all of our Stride Rite stores. Our leases typically have an initial term of 10 years with no renewal options. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume and merchants association fees.
We lease approximately 148,000 square feet of office space at our Stride Rite headquarters building in Lexington, Massachusetts. We also lease approximately 24,000 square feet of call center space in Richmond, Indiana.
ITEM 3. LEGAL PROCEEDINGS
Other than as described below, there are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations and cash flows.
On or about December 20, 2001, a First Amended Complaint was filed against Payless ShoeSource, Inc. (“Payless”) in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG (“adidas”) v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. Payless filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, plaintiffs appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. Payless requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, Payless filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006.
On May 5, 2008, following a four week trial, a jury rendered a verdict against Payless in the aggregate amount of $304.6 million, consisting of royalty damages in the amount of $30.6 million; disgorgement profits in the amount of $137.0 million; and punitive damages in the amount of $137.0 million. On November 13, 2008, after granting in part motions filed by Payless for a new trial, judgment notwithstanding the verdict, and remittitur, the District Court entered judgment against Payless in the reduced amount of $65.3 million, consisting of $30.6 million in royalty damages, $19.7 million in disgorgement of profits, and $15.0 million in punitive damages (of which $9.0 million is payable to the State of Oregon and not adidas), such amounts to accrue interest at the annual rate of 1.24%. On that same date, the District Court entered a permanent injunction enjoining Payless, but not its affiliates, from selling the footwear lots the jury found infringed adidas’ rights along with certain other footwear styles bearing two, three, or four stripes as specified by the terms of the injunction. On December 29, 2008, the District Court issued a Revised Order of Permanent Injunction which made certain technical changes to the injunction but rejected substantive changes requested by adidas. This injunction, as corrected, was entered by the District Court on January 7, 2009.
On December 5, 2008, adidas moved for $17.2 million in prejudgment interest, $6.6 million in attorneys’ fees and nontaxable expenses, and filed a bill of costs totaling $0.4 million. On February 9, 2009, the District Court denied adidas’ motions for attorneys’ fees and expenses and prejudgment interest, and awarded adidas costs in the amount of $0.4 million. On March 18, 2009, the Court entered a supplemental judgment awarding adidas an additional $1.0 million based upon Payless’ sales of allegedly infringing footwear after February 2, 2008, bringing the total judgment amount to approximately $66.3 million.
Payless has appealed the District Court’s judgment and injunction to the United States Court of Appeals for the 9th Circuit. Payless continues to believe that the findings that it willfully infringed adidas’ rights are the product of error and that the District Court’s judgment and injunction should be vacated and reversed. Adidas has also purported to appeal from the District Court’s reduction of the jury verdict, from the District Court’s denial of an injunction of the broader scope it requested, and from the denial of its requests for attorneys’ fees and prejudgment interest.
As of January 31, 2009, the Company has recorded a $30.0 million pre-tax liability related to loss contingencies associated with this matter, all of which was recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s consolidated balance sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $66.3 million. The ultimate resolution of this matter may materially differ from the amount recorded as of January 31, 2009 as a result of future court rulings or potential settlements and any liability the Company may have to adidas based on claims it may raise related to sales in Canada, thereby materially affecting the Company’s financial position, results of operations and cash flows.
The Company has reached agreements with substantially all of its various insurers with respect to their coverage obligations for the claims by adidas. Pursuant to those agreements, the Company has released these insurers from any further obligations with respect to adidas’ claims in the action under applicable policies.
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
On November 7, 2006, the Administrative Law Judge (“ALJ”) in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining Respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all Respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All Respondents agreed not to oppose Crocs’ request to continue the trial and on November 8, 2006, the ALJ entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the ALJ entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the ALJ from September 7-14, 2007. On April 11, 2008, the ALJ rendered a decision in favor of Respondents. The ALJ made an initial determination that there are no grounds upon which to grant the exclusionary order sought by Crocs, based upon these factors: (1) the utility patent US No. 6,993,858 is invalid; (2) the accused shoes lack substantial similarity with respect to the design patent No. D517,789; and (3) Crocs failed to demonstrate that it practices a domestic industry by making shoes within the scope of design patent No. D517,789. On July 25, 2008, the ITC Commission modified and clarified the ALJ’s initial determination, but affirmed the ALJ’s findings of invalidity of utility patent US No. 6,993,858, non-infringement of design patent No. D517,789, and lack of domestic industry with respect to design patent No. D517,789. As such, the Commission terminated the investigation.
On September 22, 2008, Crocs filed a Petition for Review with the United States Court of Appeals for the Federal Circuit seeking review of the Commission’s Opinion terminating the investigation, the ALJ’s Initial Determination and all underlying orders, rulings and findings of the ITC. On October 22, 2008, Collective Licensing filed a Motion to Intervene in the appeal filed by Crocs. Crocs filed its opening brief on January 21, 2009 and Collective Licensing, LLC’s response brief is due on April 6, 2009.
The Company believes it has meritorious defenses to the claims asserted by Crocs in the lawsuits and actions and has filed an answer and defenses. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On or about December 11, 2007, Discover Property & Casualty Insurance Company filed a declaratory judgment action against the Company, Payless ShoeSource Worldwide, Inc. and Collective Licensing (collectively “Defendants”) seeking a declaration that there is no coverage for the Colorado federal court action or the ITC action filed by Crocs. On February 29, 2008, Defendants filed a motion to dismiss or stay the action, which was denied on July 15, 2008. The Company has responded to the Complaint and filed a counterclaim seeking a determination of coverage and reimbursement of fees incurred in the federal court action and ITC proceeding.
On or about April 20, 2007, a Complaint was filed against the Company in the U.S. District Court for the Eastern District of New York, captioned American Eagle Outfitters and Retail Royalty Co. (“AEO”) v. Payless ShoeSource, Inc. (“Payless”). The Complaint seeks injunctive relief and unspecified monetary damages for false advertising, trademark infringement, unfair competition, false description, false designation of origin, breach of contract, injury to business reputation, deceptive trade practices, and to void or nullify an agreement between the Company and third party Jimlar Corporation. Plaintiffs filed a motion for preliminary injunction on or about May 7, 2007. On December 20, 2007, the Magistrate Judge who heard oral arguments on the pending motions issued a Report and Recommendation (“R&R”) recommending that a preliminary injunction issue requiring the Company, in marketing its American Eagle products, to “prominently display” a disclaimer stating that: “AMERICAN EAGLE by Payless is not affiliated with AMERICAN EAGLE OUTFITTERS.” The Magistrate Judge also recommended that Payless stop using “Exclusively at Payless” in association with its American Eagle products. The parties then filed objections to this R&R and, on January 23, 2008, the District Court Judge issued an order remanding the matter back to the Magistrate Judge and instructing him to consider certain arguments raised by the Company in its objections. On June 6, 2008, the Magistrate Judge issued a Supplemental Report and Recommendation (“Supp. R&R”), modifying his earlier finding, stating that AEO had not established a likelihood of success on the merits of its breach of contract claim, and recommending denial of the Company’s request for an evidentiary hearing. The parties again filed objections and, on July 7, 2008, the District Court Judge entered an order adopting the Magistrate’s December 20, 2007 R&R, as modified by the June 6, 2008 Supp. R&R. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed its answer and counterclaim on July 21, 2008. On August 27, 2008, the Magistrate Judge issued a Report and Recommendation that includes a proposed preliminary injunction providing additional detail for, among other things, the manner of complying with the previously recommended disclaimer. On September 15, 2008, the Company filed objections to the proposed preliminary injunction. On October 20, 2008, the District Court Judge issued an order deeming the objections to be a motion for reconsideration and referring them back to the Magistrate Judge. Later that same day, the Magistrate Judge issued a revised proposed preliminary injunction incorporating most of the modifications proposed in the Company’s objections. On November 6, 2008, the parties filed objections to the revised proposed preliminary injunction. On November 10, 2008, the Court entered a preliminary injunction. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the 13 weeks ended January 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There were approximately 9,600 registered holders of the Company’s Common Stock as of January 31, 2009, compared to approximately 9,800 registered holders as of February 2, 2008.
Common Stock and Market Prices
The Company’s common stock is listed on the New York Stock Exchange under the trading symbol PSS. The quarterly intraday price ranges of the common stock in 2008 and 2007 were:

	2008		2007
Fiscal Quarter	High	Low	High	Low

First	$17.94	$10.86	$35.36	$29.40
Second	13.48	8.86	37.20	24.42
Third	21.00	9.10	26.43	16.69
Fourth	13.18	3.85	20.95	13.64

Year	$21.00	$3.85	$37.20	$13.64
Since becoming a public company in 1996, we have not paid a cash dividend on outstanding shares of common stock. We are subject to certain restrictions contained in our senior secured revolving loan facility, the Indenture governing our 8.25% Senior Subordinated Notes and our term loan which restrict our ability to pay dividends. We do not currently plan to pay any cash dividends.
Recent Sales of Unregistered Securities
On May 22, 2008, May 21, 2007, and May 25, 2006, 14,136 shares, 5,888 shares and 5,865 shares, respectively, were credited to an account under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. In addition, the following directors received a prorated director’s fee based on his date of election as a director during the year: Mr. Ouimet received 3,940 shares on June 30, 2008, Mr. Moran received 412 shares on March 1, 2007 and Mr. Olivet received 1,340 shares on September 21, 2006. Each director is permitted to defer receipt of a portion of their compensation including their annual restricted stock grant pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. In the past three years, non-management directors have deferred an aggregate of 61,222 shares under the Deferred Compensation Plan for Non-Management Directors. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transactions by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended January 31, 2009, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)

11/02/08 - 11/29/08	6	$12.27	—	$242.30
11/30/08 - 01/03/09	7	11.14	—	242.30
01/04/09 - 01/31/09	5	11.96	—	242.30

Total	18	$11.75	—	$242.30 (2)

(1)	Includes an aggregate of approximately eighteen thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007, our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our agreements governing the Credit Facilities.
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
In 2008, the Company changed its Peer Group as it believes a different peer group would better reflect its competitors. The previous peer group is referred to as the “Old Peer Group” and the new peer group is referred to as the “New Peer Group”. Most of the companies included in these peer groups are competitors and many of them were used in determining bonuses under the Company’s performance-based incentive plans.
Companies comprising the Old Peer Group are: The Gap, Inc., Limited Brands, Inc., Ross Stores, Inc., The TJX Companies, Inc., Brown Shoe Company, Inc., Footstar, Inc., Genesco Inc., Shoe Carnival, Inc., The Finish Line, Inc., and Foot Locker, Inc.
Companies comprising the New Peer Group are: The Gap, Inc., Limited Brands, Inc., V. F. Corporation, Skechers USA, Inc., The Timberland Company, Ross Stores, Inc., The TJX Companies, Inc., Brown Shoe Company, Inc., Genesco Inc., Shoe Carnival, Inc., The Finish Line, Inc., and Foot Locker, Inc.
The graph below compares the cumulative total stockholder return on Collective Brands Stock against the cumulative returns of the Standard and Poor’s Corporation Composite Index (the “S&P 500 Index”), and both the New and Old Peer Groups.
Comparison of Five Fiscal Year Cumulative Returns of the Company,
the S&P 500 Index and Peer Group
Investment Value at End of Fiscal Year:

	2003	2004	2005	2006	2007	2008

Collective Brands, Inc.	100.00	85.57	176.80	260.14	130.95	79.40
S&P 500 Index	100.00	105.31	117.55	135.02	132.48	80.29
New Peer Group	100.00	118.25	113.86	135.64	123.85	77.23
Old Peer Group	100.00	116.62	109.89	128.35	117.19	71.10
The graph assumes $100 was invested on January 31, 2004, (the end of fiscal 2003) in Payless Common Stock (now Collective Brands Common Stock), in the S&P 500 Index, the New Peer Group and the Old Peer Group and assumes the reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA
Our summary consolidated financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K.

			Fiscal Year (1)
(dollars in millions, except per share; shares in thousands)	2008(10)	2007(9)(10)(11)	2006(8)	2005	2004

Statements of (Loss) Earnings Data:
Net sales	$3,442.0	$3,035.4	$2,796.7	$2,665.7	$2,656.2
Cost of sales:
Cost of sales	2,344.6	2,044.5	1,821.0	1,777.1	1,836.5
Impairment of tradenames(12)	88.2	—	—	—	—

Total cost of sales	2,432.8	2,044.5	1,821.0	1,777.1	1,836.5

Gross margin	1,009.2	990.9	975.7	888.6	819.7
Selling, general and administrative expenses	1,007.2	899.4	808.5	767.1	730.0
Impairment of goodwill(12)	42.0	—	—	—	—
Restructuring charges(2)	0.2	0.2	0.8	3.8	24.9

Operating (loss) profit from continuing operations	(40.2)	91.3	166.4	117.7	64.8
Interest expense	75.2	46.7	19.2	19.7	22.1
Interest income	(8.1)	(14.4)	(22.7)	(12.3)	(5.3)

(Loss) earnings from continuing operations before income taxes and minority interest	(107.3)	59.0	169.9	110.3	48.0
(Benefit) provision for income taxes	(48.0)	8.6	39.9	30.8	13.2

(Loss) earnings from continuing operations before minority interest	(59.3)	50.4	130.0	79.5	34.8
Minority interest, net of income taxes	(8.7)	(7.7)	(4.6)	(3.0)	2.3

Net (loss) earnings from continuing operations	(68.0)	42.7	125.4	76.5	37.1
Loss from discontinued operations, net of income taxes and minority interest(3)	(0.7)	—	(3.4)	(6.0)	(39.1)

Net (loss) earnings before cumulative effect of change in accounting principle	(68.7)	42.7	122.0	70.5	(2.0)
Cumulative effect of change in accounting principle, net of income taxes and minority interest(4)	—	—	—	(4.1)	—

Net (loss) earnings	$(68.7)	$42.7	$122.0	$66.4	$(2.0)

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.08)	$0.65	$1.87	$1.13	$0.55
Loss from discontinued operations, net of income taxes and minority interest	(0.01)	—	(0.05)	(0.09)	(0.58)

Diluted (loss) earnings per share before cumulative effect of change in accounting principle	(1.09)	0.65	1.82	1.04	(0.03)
Cumulative effect of change in accounting principle	—	—	—	(0.06)	—

Diluted (loss) earnings per share	$(1.09)	$0.65	$1.82	$0.98	$(0.03)

Average shares outstanding — diluted	62,927	65,387	66,974	67,854	68,020
Balance Sheet Data:
Working capital	$556.5	$525.1	$526.3	$516.0	$391.6
Property and equipment, net	521.4	551.0	421.2	385.1	421.2
Total assets	2,251.3	2,415.2	1,427.4	1,314.5	1,239.8
Total long-term debt(5)	913.2	922.3	202.1	204.6	204.6
Total equity(6)	622.3	702.9	700.1	652.0	595.0
Other Financial Data:
Capital expenditures	$129.2	$167.4	$118.6	$64.3	$102.0
Present value of operating leases	1,123.5	1,203.5	1,011.9	945.7	1,018.2
Net sales growth, continuing operations	13.4%	8.5%	4.9%	0.4%	(0.2)%
Same-store sales growth, continuing operations(7)	(3.6)%	(0.9)%	4.0%	2.6%	(1.0)%
Return on equity, including discontinued operations	(9.8)%	6.1%	18.7%	11.2%	(0.3)%
Return on net assets, including discontinued operations	1.8%	8.0%	12.3%	9.9%	4.4%
Return on invested capital, continuing operations	(1.4)%	6.2%	14.5%	10.3%	5.8%
Stores open (at year-end)	4,877	4,892	4,572	4,605	4,640

(1)	All years include 52 weeks, except 2006, which includes 53 weeks. The reporting for our operations in the Central and South American Regions uses a December 31 year-end.

(2)	In all years presented, the restructuring charges relate to our 2004 decision to exit all Parade, Peru and Chile stores, as well as the closure of approximately 26 Payless ShoeSource stores. In connection with the 2004 restructuring, we also eliminated approximately 200 management and administrative positions.

(3)	During 2006, we exited retail operations in Japan and closed its one store location. The financial results for retail operations in Japan have been reflected as discontinued operations for all periods presented. In addition, as a result of the 2004 restructuring, the results of operations for Parade, Peru, Chile and 26 Payless closed stores are classified as discontinued operations for all periods presented.

(4)	We adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” during the fourth quarter of 2005.

(5)	Excluded from total long-term debt for 2004-2006 are demand notes payable entered into to finance our subsidiaries in the Central American Region. During 2004-2006, we maintained certificates of deposit, in amounts equal to those demand notes, as compensating balances to collateralize those notes payable. These demand notes payable were paid in 2007.

(6)	During 2004, 2005, 2006, 2007, and 2008 we repurchased $11.4 million (938 thousand shares), $71.2 million (3.3 million shares), $129.3 million (5.0 million shares), $48.4 million (2.4 million shares), and $1.9 million (153 thousand shares), respectively, of common stock under our stock repurchase programs and in connection with our employee stock purchase, deferred compensation and stock incentive plans.

(7)	Same-store sales are presented on a 52 week fiscal basis for all years. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. In 2008, the Company changed the calculation of same store sales to include all Payless stores in the Central American and South American regions. Prior period results have been recalculated to conform to this change. Stride Rite stores are excluded from this calculation.

(8)	During 2006, we adopted the fair value recognition provisions of SFAS No 123(R), “Share-Based Payment.” See Note 12 “Share-Based Compensation” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(9)	During 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”. See Note 13 “Income Taxes” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(10)	Results for 2007 and 2008 include the effects of the acquisitions of The Stride Rite Corporation (acquired August 17, 2007) and Collective Licensing, Inc. (acquired March 30, 2007) as of the date of those acquisitions.

(11)	During 2007, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” See Note 10 “Pension Plans” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(12)	In the fourth quarter of 2008, we recorded charges of $42.0 million related to the impairment of goodwill and $88.2 million related to the impairment of our Keds tradename and Stride Rite tradename.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to — and should be read in connection with — our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. MD&A includes the following sections:
•	Our Business — a general description of our business and its history, our strategy and key 2008 events.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the three years presented in our consolidated financial statements for our four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — a discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.
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
We strive to create meaningful connections with consumers and meet their varied desires for style, performance, quality and value. We do so by building and leveraging deep consumer insights that will allow us to continually anticipate trends and increase our relevance to our consumers’ lifestyles. In addition, we strive to create outstanding experiences at each touch point with consumers — online, in our stores and through our customers.
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
We plan to fully extend our brand platforms across global markets, expand our brands into other relevant categories from a traditional base in footwear, and build out all relevant delivery channels for all of our brands — wholesale, retail, licensing and e-commerce/direct-to-consumer. In addition, we plan to continue to grow our portfolio of brands through internal development, licensing and acquisition.
We acquired Collective Licensing on March 30, 2007 and Stride Rite on August 17, 2007. The results of these acquisitions are included in our consolidated financial statements as of those dates. The Company used cash on hand to fund the acquisition of Collective Licensing and the proceeds from a $725 million term loan as well as cash on hand to fund the acquisition of Stride Rite.
Payless
Payless operates over 4,500 retail stores in 16 countries and territories in North America, the Caribbean, Central America, and South America. In the third quarter of 2008, we opened our first stores in Colombia and announced plans for further international expansion to the Middle East through a franchising agreement. Our franchisor plans to open stores in 2009. Our mission is to democratize fashion and design in footwear and accessories. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagle™, Champion® and Dexter®. Select stores also currently sell exclusive designer lines of footwear and accessories under names including Abaete for Payless, Lela Rose for Payless, and alice + olivia for Payless. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
Payless is comprised of two reporting segments, Payless Domestic and Payless International. The Payless strategy focuses on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations.
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
We are also creating a great shopping experience through improved store operations execution. Our passionate and skilled store teams offer friendly helpful service. In addition, our Hot Zone store design improves our ability to showcase our merchandise, improve the in-store experience for our customers, and further support the Payless brand identity. Our Hot Zone design features attractive gondolas and tables with product featured by style in the front of the store, while maintaining the traditional shopping experience by size in the back of the store. Hot Zone will be the design for our remodels, new stores, and relocations as we move forward.
The last major component of our Payless strategy is improving the efficiency of our operations. Our new distribution center model allows us to better service our customer base in the United States, which is located predominately on the nation’s coasts and borders. The distribution center investments are intended to improve speed-to-market and replenishment of product for our stores. The distribution center initiative will also reduce our disaster recovery and business interruption risk. We opened our West Coast distribution center in California in the second quarter of 2007 and opened another distribution center in Ohio in the fourth quarter of 2008. Once both new distribution centers are operating satisfactorily, we plan to close our current facility in Topeka, Kansas, which is expected to be in the second quarter of 2009. We also plan on incorporating some of Stride Rite’s operations into Payless’ distribution network by shifting distribution from Stride Rite’s Huntington, Indiana distribution center to our Brookville, Ohio distribution center.
Stride Rite
Stride Rite is one of the leading marketers of high quality men’s, women’s and children’s footwear. Stride Rite was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of brands addressing different markets within the footwear industry. Stride Rite is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. Stride Rite markets products in countries outside North America through owned operations, independent distributors and licensees. Stride Rite also markets its products directly to consumers by selling children’s footwear through its

Stride Rite retail stores and by selling all of its brands through Stride Rite outlet stores and through e-commerce. In total, Stride Rite operates over 350 retail locations. Stride Rite is comprised of two operating segments, Stride Rite Retail and Stride Rite Wholesale.
The Stride Rite retail stores are one of the largest premium retailers of children’s non-athletic shoes. Stride Rite has over 80 years of expertise in the development of children’s shoes. Most of the Stride Rite brand’s sales come from its 350-plus retail stores, which account for approximately 500 thousand square feet of retail space. The rest of the brand’s sales come from a variety of channels including department stores and licensed dealers. Stride Rite is currently merchandised and marketed at premium price points primarily for consumers up to six years of age. One of the elements of our Stride Rite brand strategy is to expand our market to older children.
We intend to build upon Stride Rite’s position as the premier brand in children’s footwear. We also continue to build Sperry Top-Sider® and Keds® into nautical lifestyle and athletic lifestyle brands, respectively, and to leverage Saucony’s authentic running heritage to build a greater global athletic and lifestyle footwear and apparel business.
Sperry Top-Sider® (“Sperry”) is a brand with a powerful heritage in the boat shoe category. Our strategy for the Sperry brand is centered primarily on expanding beyond boat shoes, driving its women’s business and expanding internationally. We have created new footwear products in the dress casual, casual and performance markets. We are also building upon our early success in women’s — a larger footwear market than our core men’s target market. New women’s products are multi-generational, year-round, and distributed at a broad array of retail channels. International growth trends are to be strengthened by focusing on specific markets with the best opportunities, adding resources to our international infrastructure, and leveraging U.S. marketing and imagery.
The Saucony® brand strategy is focused on creating and delivering authentic technical running products; growing share in new and existing wholesale channels; and re-establishing a product line known as Saucony Originals. We are driving business with those who shop the specialty running channel by evolving and improving our designs. We offer an array of award winning products specifically engineered with emphasis on different levels of performance including stability, cushioning, and motion control. Our Saucony products are expected to be compelling due to improved technical design, aesthetic design, and broader pricing. In addition, we have launched an apparel line focused on the specialty running channel.
Keds® is an iconic American brand. The strategy to grow this brand is predicated upon executing opportunities related to Keds’ consumer, product, distribution, and operations. The Keds target consumer is a woman up to twenty-four years old. We believe twenty-four years old is an age that many potential and existing Keds consumers aspire to be in their lifestyles.
Key 2008 Events
The significant challenges facing the global economy in 2008 and the highly uncertain global economic outlook have adversely affected consumer confidence and spending levels. We believe that these conditions are likely to persist throughout 2009. These conditions, along with severe credit market disruptions, among other factors, have also adversely affected the global footwear retailing industry. To mitigate this impact, we plan to continue to focus on reaching customers with new styles at compelling prices with great service. In addition, we are managing inventory very closely; flowing seasonal product closer to the time it is worn; and executing a number of gross margin driving initiatives. We are also allocating our capital more heavily towards investments which have higher financial returns, such as our international business. Finally, we intend to reduce our operating cost structure through a series of continuous improvement initiatives which focus on reducing costs and increasing cash flow. These include: occupancy cost rationalization, prudent marketing and advertising spending, renegotiating procurement contracts and re-examining existing contracts for cost reduction opportunities, and establishing new processes in merchandise sourcing that more effectively utilize factory capacity and ensure the best pricing. See Item 1A “Risk Factors” for a further discussion of the potential impact of the weak economy on our financial position and results of operations.
We are experiencing inflationary pressures in China, where the majority of our products are made. These pressures are exacerbated by a weak U.S. dollar. We are working to control costs by partnering with our factories on opportunities for production further inland and north in China and other countries such as Indonesia and India, as well as expanding our existing presence in Vietnam. We believe we will be able to manage cost by using a number of initiatives such as more direct sourcing and the consolidation of raw material suppliers and factories. In addition, with the current development of lower crude oil prices and the stabilization of the U.S. dollar, we expect to see a softening of inflationary pressure for 2009.
As discussed in Note 18 of our consolidated financial statements, we are currently involved in litigation with adidas America, Inc. and adidas-Salomon AG (collectively, “adidas”), Crocs, Inc., American Eagle Outfitters, Inc. and others in the ordinary course of business. On May 5, 2008, a jury returned a verdict against us in the aggregate amount of $304.6 million in connection with our litigation with adidas. On September 12, 2008 the Court reduced the monetary award to $65.3 million and on March 18, 2009, the court entered a supplemental judgment of approximately $1.0 million that increases the total award to approximately $66.3 million. We believe that the verdict and resulting judgment were excessive, unjustified and the product of legal error. As described under “Legal Proceedings” herein, although we are expeditiously taking steps to protect our legal rights, there can be no assurances that our efforts will be successful.
The jury verdict and judgment in our litigation with adidas have negatively impacted our business and we expect the negative impacts to continue until the matter is finally resolved. Our litigation with adidas has occupied a significant amount of management time and resources. Since the entry of the jury verdict, management’s time commitment and the related expenses, including the expenses associated with outside advisors, have increased and are expected to continue until the litigation is finally resolved. We are also subject to an injunction preventing us from selling certain two and four striped shoes. The injunction could adversely affect our financial results if we are not able to find suitable replacements to sell in our stores. See Item 1A “Risk Factors” for a further discussion of the risks to our business resulting from our litigation with adidas.
During the first quarter of 2008, we recorded a $30.0 million pre-tax loss in connection with our adidas litigation. This loss, which was recorded within cost of sales on our consolidated statement of earnings, resulted in an equal amount being recorded in accrued expenses on our consolidated balance sheet. The likelihood of further losses and the ultimate amount of any such losses are not reasonably determinable at this time; however, the actual resolution of our litigation may result in a reversal of the loss or further losses, which could be significant and could materially adversely affect our financial position, results of operations and cash flows in the period in which those losses are recorded.
On June 24, 2008, we entered into a settlement agreement with K-Swiss Inc. (“K-Swiss”) to resolve our outstanding claims with them. Under the settlement agreement neither party admits liability to the other; however, we have paid K-Swiss $30.0 million, which was recorded within cost of sales on our consolidated statement of (loss) earnings. K-Swiss has given us a full release of all known or unknown claims with respect to any shoe advertised, marketed, or sold by Payless or its affiliates up to June 24, 2008, including claims that were or could have been brought in the pending action. Under the settlement agreement, we have also agreed to refrain from making, advertising, promoting or selling footwear confusingly similar to that sold by K-Swiss, including footwear that bears K-Swiss’ trademark or trade dress and had until December 31, 2008 to sell any existing inventory of shoes whose sale would be precluded under the terms of the settlement agreement.
In 2008, we incurred $45.1 million of net pre-tax expenses related to our litigation with adidas and K-Swiss. This amount includes the $30.0 million pre-tax loss related to adidas and the $30.0 million settlement paid to K-Swiss, as well as legal fees and other expenses related to both matters, partially offset by the impact of insurance recoveries.
In the fourth quarter of 2008, due to weakening economic conditions combined with weaker than expected holiday sales, we revised our financial projections related to certain tradenames and reporting units. As described in our “Critical Accounting Policies” these revisions indicated a potential impairment of our goodwill and intangible assets and, as such, we assessed the fair value of these items to determine if their book value exceeded their fair value. As a result of this assessment, we determined that the book value of certain indefinite-lived tradenames and goodwill exceeded their fair value and we recognized $88.2 million of pre-tax impairment charges for our indefinite-lived tradenames and $42.0 million of pre-tax impairment charges for goodwill.
In 2008, we also incurred tangible asset impairment (primarily for stores) and other charges (consisting of performance share unit cancellation and severance costs) totaling $20.1 million. We also incurred $3.5 million related to pre-tax incremental costs resulting from the flow through of acquired inventory recorded at fair value purchased in the Stride Rite acquisition.
Total pre-tax charges related to key 2008 events are summarized by reporting segment in the table below:

	Payless	Stride Rite	Stride Rite
(in millions)	Domestic	Retail	Wholesale	Total

Impairment of tradenames	$—	$—	$88.2	$88.2
Net litigation expenses	45.1	—	—	45.1
Impairment of goodwill	—	42.0	—	42.0
Tangible asset impairment and other charges	16.8	0.6	2.7	20.1
Costs resulting from the flow through of acquired inventory recorded at fair value	—	3.5		3.5
Impairment of goodwill is recorded as a separate line item on the consolidated statement of (loss) earnings. Impairment of tradenames, net litigation expenses and costs resulting from the flow through of acquired inventory recorded at fair value are recorded within total cost of sales on the consolidated statement of (loss) earnings. Of the $20.1 million of tangible asset impairment and other charges, $13.2 million is recorded within cost of sales and $6.9 million is recorded within selling, general and administrative expenses on the consolidated statement of (loss) earnings.

Consolidated Review of Operations
The following discussion summarizes the significant factors affecting consolidated operating results for the fiscal years ended January 31, 2009 (2008), February 2, 2008 (2007), and February 3, 2007 (2006). Fiscal year 2006 contains 53 weeks of operating results compared to fiscal years 2008 and 2007 which contain 52 weeks. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years were as follows:

	52 Weeks Ended		52 Weeks Ended		53 Weeks Ended
(dollars in millions, except per share)	2008		2007		2006
		% of		% of		% of
		Sales		Sales		Sales
Net sales	$3,442.0	100.0%	$3,035.4	100.0%	$2,796.7	100.0%
Cost of sales:
Cost of sales	2,344.6	68.1	2,044.5	67.4	1,821.0	65.1
Impairment of tradenames	88.2	2.6	—	—	—	—

Total cost of sales	2,432.8	70.7	2,044.5	67.4	1,821.0	65.1

Gross margin	1,009.2	29.3	990.9	32.6	975.7	34.9
Selling, general and administrative expenses	1,007.2	29.3	899.4	29.6	808.5	28.9
Impairment of goodwill	42.0	1.2	—	—	—	—
Restructuring charges	0.2	—	0.2	—	0.8	—

Operating (loss) profit from continuing operations	(40.2)	(1.2)	91.3	3.0	166.4	6.0
Interest expense	75.2	2.2	46.7	1.5	19.2	0.7
Interest income	(8.1)	(0.2)	(14.4)	(0.5)	(22.7)	(0.8)

(Loss) earnings from continuing operations before income taxes and minority interest	(107.3)	(3.2)	59.0	2.0	169.9	6.1
(Benefit) provision for income taxes(1)	(48.0)	44.7	8.6	14.6	39.9	23.5

(Loss) earnings from continuing operations before minority interest	(59.3)	(1.7)	50.4	1.7	130.0	4.6
Minority interest, net of income taxes	(8.7)	(0.3)	(7.7)	(0.3)	(4.6)	(0.1)

Net (loss) earnings from continuing operations	(68.0)	(2.0)	42.7	1.4	125.4	4.5
Loss from discontinued operations, net of income taxes and minority interest	(0.7)	—	—	—	(3.4)	(0.1)

Net (loss) earnings	$(68.7)	(2.0)%	$42.7	1.4%	$122.0	4.4%

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.08)		$0.66		$1.90
Loss from discontinued operations	(0.01)		—		(0.05)

Basic (loss) earnings per share	$(1.09)		$0.66		$1.85

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.08)		$0.65		$1.87
Loss from discontinued operations	(0.01)		—		(0.05)

Diluted (loss) earnings per share	$(1.09)		$0.65		$1.82

Return on sales from continuing operations	(2.0)%		1.4%		4.5%
Return on equity, including discontinued operations(2)	(9.8)%		6.1%		18.7%
Return on net assets, including discontinued operations(3)	1.8%		8.0%		12.3%
Return on invested capital, continuing operations(4)	(1.4)%		6.2%		14.5%

(1)	Percent of sales columns for the provision for income taxes represents effective income tax rates.

(2)	Return on equity is computed as net (loss) earnings, including discontinued operations, divided by beginning shareowners’ equity and measures our ability to invest shareowners’ funds profitably. The decrease in return on equity from 2007 to 2008 is primarily due to a decrease in net earnings. The decrease in return on equity from 2006 to 2007 is primarily due to a decrease in pre-tax net earnings.

(3)	Return on net assets is computed as pre-tax net (loss) earnings, including discontinued operations, plus net interest expense and the interest component of operating leases, divided by beginning of year net assets, including present value of operating leases (“PVOL”), and represents performance independent of capital structure. The decrease in return on net assets from 2007 to 2008 and from 2006 to 2007 is primarily due to a decrease in net earnings.

(4)	Return on invested capital is computed as operating (loss) profit from continuing operations, adjusted for income taxes at the applicable effective rate, divided by the average amount of long-term debt and shareowners’ equity. The decrease in return on invested capital from 2007 to 2008 is primarily due to a decrease in operating profit from continuing operations and the decrease from 2006 to 2007 is primarily due to a decrease in operating profit from continuing operations and an increase in long-term debt.
Net (Loss) Earnings
Our 2008 net loss was $68.7 million, or $1.09 per diluted share compared to 2007 net earnings of $42.7 million, or $0.65 per diluted share. Results for 2008 include $198.9 million of pre-tax charges as previously discussed in the “Key 2008 Events” section of this MD&A. Results for 2007 included $48.7 million of costs resulting from the flow through of acquired inventory recorded at fair value purchased in the Stride Rite acquisition.
For 2007 net earnings were $42.7 million, or $0.65 per diluted share, down 65.0% versus 2006 net earnings of $122.0 million, or $1.82 per diluted share. Results for 2007 include incremental costs resulting from the flow through of acquired inventory recorded at fair value purchased in the Stride Rite acquisition totaling $48.7 million pre-tax. Results for 2006 include the impact of operating results of a 53rd week vs. 2007 which had 52 weeks.
Net Sales
Net sales at our retail stores are recognized at the time the sale is made to the customer. Net sales for wholesale and e-commerce transactions are recognized when title passes and the risks or rewards of ownership have transferred to the customer, based on the shipping terms. All sales are net of estimated returns and current promotional discounts and exclude sales tax.
The table below summarizes net sales information for each of the last three fiscal years. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. Except for net sales, all metrics below exclude information from our Stride Rite Retail and Stride Rite Wholesale segments.
Sales percent increases (decreases) are as follows:

	2008	2007	2006

Net sales	13.4%	8.5%	4.9%
Same-store sales	(3.6)	(0.9)	4.0
Average selling price per unit	4.2	4.8	9.4
Unit volume	(7.3)	(8.2)	(4.1)
Footwear average selling price per unit	5.7	4.6	8.8
Footwear unit volume	(9.2)	(7.6)	(2.4)
Non-footwear average selling price per unit	3.0	3.1	2.9
Non-footwear unit volume	0.2	(11.1)	(10.3)
For the fiscal year 2008, total sales increased 13.4% or $406.6 million over the prior year, to $3,442.0 million. During 2008, net sales included in the Stride Rite Retail segment increased 126.6% or $120.1 million over 2007, to $215.0 million and net sales in the Stride Rite Wholesale segment increased 175.0% or $376.5 million over 2007, to $591.6 million. The increase in net sales in the Stride Rite Retail and Stride Rite Wholesale segments are primarily due to incremental sales related to the inclusion of 52 weeks of Stride Rite sales in 2008 versus approximately 24 weeks in 2007 as a result of the August 2007 acquisition date of Stride Rite. Net sales also increased in our Payless International segment by 4.1% or $17.7 million. This increase was offset by a decrease in sales from our Payless Domestic segment of 4.7% or $107.7 million primarily due to lower footwear units sold offset by an increase in the average selling price per unit.
For the fiscal year 2007, total sales increased 8.5% or $238.7 million, to $3,035.4 million, over the prior year. The increase in net sales was driven by the acquisition of Stride Rite during 2007. During 2007, net sales included in the Stride Rite Retail segment were $94.9 million and net sales in our Stride Rite Wholesale segment were $215.1 million. There were no comparable sales for 2006 for these segments as we acquired them in 2007. Sales also increased in our Payless International segment by 6.4% or $25.5 million to $427.0 million over the prior year. These increases were offset by a decrease in sales from our Payless Domestic segment of 4.0% or $96.8 million. Sales in the 53rd week of 2006 were $36.4 million, and they are included in the 2006 results of our Payless Domestic and Payless International segments.
Total Cost of Sales
Total cost of sales includes cost of merchandise sold and our buying, occupancy, warehousing and product movement costs, as well as depreciation of stores and distribution centers, net intellectual property litigation costs, tangible asset impairment charges and impairment of tradenames. Total cost of sales was $2,432.8 million in 2008, up 19.0% from $2,044.5 million in 2007. The increase in total cost of sales from 2007 to 2008 is primarily due to incremental sales related to the inclusion of 52 weeks of Stride Rite Retail and Stride Rite Wholesale segment sales in 2008 versus approximately 24 weeks in 2007 as a result of the August 2007 acquisition of Stride Rite. Total cost of sales also increased due to pre-tax charges of $88.2 million related to impairment of tradenames, $45.1 million related to pre-tax net litigation expenses, $13.2 million of pre-tax charges related to tangible asset impairment and other charges and $3.5 million pre-tax costs resulting from the flow through of acquired inventory recorded at fair value purchased in the Stride Rite acquisition. Results for 2007 included $48.7 million costs resulting from the flow through of acquired inventory recorded at fair value purchased in the Stride Rite acquisition. The increases in total cost of sales for 2008 were offset by decreases in cost of sales in the Payless Domestic segment as a result of a decrease in Payless Domestic segment sales.
In 2007, the Company’s Board of Directors approved a plan to shift to a dual distribution center model for Payless domestic operations. As part of the plan, the Company opened a new distribution center in Brookville, Ohio, which began operation in the fourth quarter of 2008. This distribution center is in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. Once both new distribution centers are operating satisfactorily, the Company plans to close its current distribution center in Topeka, Kansas. Total exit costs are currently estimated to be approximately $12 million, consisting of approximately $3 million of non-cash accelerated depreciation expenses, approximately $7 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The exit costs are recorded as costs of sales within the Payless segment in the consolidated statement of (loss) earnings. Actual results could vary from these estimates.
The significant components of the exit costs incurred as of January 31, 2009, are summarized as follows:

	Total Costs Incurred as of	Accrual Balance as of	52 Weeks Ended January 31, 2009		Accrual balance as of
(dollars in millions)	January 31, 2009	February 2, 2008	Costs Incurred	Cash Payments	January 31, 2009

Employee severance costs	$7.3	$5.2	$1.1	$(0.2)	$6.1
Contract termination	2.2	—	—	—	—

Subtotal	9.5	$5.2	1.1	$(0.2)	$6.1

Accelerated depreciation	2.6		0.3

Total	$12.1		$1.4

Cost of sales was $2,044.5 million in 2007, up 12.3% from $1,821.0 million in 2006. The increase in cost of sales from 2006 to 2007 is primarily due to incremental sales due to the acquisition of Stride Rite and higher distribution center expenses.
Gross Margin
Gross margin rate for 2008 was 29.3%, compared to a gross margin rate of 32.6% for 2007. The decrease in gross margin rate is primarily due to pre-tax charges of $88.2 million related to impairment of tradenames (which impacted gross margin rate by 2.6%), $45.1 million related to pre-tax net litigation expenses (which impacted gross margin rate by 1.3%), $13.2 million of pre-tax charges related to tangible asset impairment and other charges (which impacted gross margin rate by 0.4%) and $3.5 million pre-tax costs resulting from the flow through of acquired inventory recorded at fair value purchased in the Stride Rite acquisition (which impacted gross margin rate by 0.1%). The decrease also relates to the de-leveraging of fixed costs such as rent and other occupancy costs for our Payless Domestic segment as a result of lower sales. Results for 2007 included $48.7 million costs resulting from the flow through of acquired inventory recorded at fair value purchased in the Stride Rite acquisition (which impacted 2007 gross margin rate by 1.6%).
Gross margin rate for 2007 was 32.6%, compared to a gross margin rate of 34.9% for 2006. The decrease in gross margin rate is primarily due to the impact of the 2007 incremental costs resulting from the flow through of acquired inventory recorded at fair value purchased in the Stride Rite acquisition totaling $48.7 million pre-tax, the de-leveraging of fixed costs such as rent and other occupancy costs for our Payless Domestic and Payless International segments as a result of lower sales, and higher distribution center expenses. These items were partially offset by more favorable initial mark-ons relative to 2006.
Selling, General and Administrative Expenses
In 2008, selling, general and administrative expenses were $1,007.2 million, an increase of 12.0% from $899.4 million in the 2007 period. Selling, general and administrative expenses as a percentage of net sales were 29.3% in 2008 compared with 29.6% in 2007. The decrease of 0.3% as a percentage of net sales is primarily due the incremental impact of Stride Rite’s lower selling, general and administrative expense rate and lower advertising and payroll expenses for Payless, partially offset by the impact of lower Payless sales.

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
Impairment of Goodwill
We assess goodwill, which is not subject to amortization, for impairment on an annual basis and also at any other date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We develop an estimate of the fair value of each reporting unit using both a market approach and an income approach. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.
A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. In the fourth quarter of 2008, due to weakening economic conditions combined with weaker than expected holiday sales, we revised our financial projections. These circumstances indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our goodwill to determine if its book value exceeded its fair value. As a result of this update we determined that the book value of our goodwill did exceed its fair value and we recorded an impairment charge of $42.0 million within the Stride Rite Retail reporting segment.
Interest (Income) Expense
Interest income and expense components were:

(dollars in millions)	2008	2007	2006

Interest expense	$75.2	$46.7	$19.2
Interest income	(8.1)	(14.4)	(22.7)

Interest expense (income), net	$67.1	$32.3	$(3.5)

The increase in interest expense for 2008 compared to 2007 is primarily due to borrowings on our Term Loan Facility used to fund the Stride Rite acquisition as well as borrowings on the Revolving Loan Facility, offset by lower rates on the unhedged portion of the Term Loan Facility. The decline in interest income for 2008 is primarily a result of lower interest rates on our invested cash balance.
The increase in interest expense in 2007 compared to 2006 is due primarily to the increased borrowings of $725 million used to fund the Stride Rite acquisition in August 2007. The decline in interest income is a result of the decrease in invested balances due to cash used to fund the Stride Rite and Collective Licensing acquisitions.
Income Taxes
The effective tax rate from continuing operations was 44.7% in 2008 versus 14.6% in 2007. Our effective tax rates have differed from the U.S. statutory rate principally due to the impact of our operations conducted in jurisdictions with rates lower than the U.S. statutory rate, the benefit of jurisdictional and employment tax credits, favorable adjustments to our income tax reserves due primarily to favorable settlements of examinations by taxing authorities and the on-going implementation of tax efficient business initiatives. Our effective tax rate was also unfavorably impacted in 2008 due to the impairment of goodwill which is not deductible for tax purposes. See Note 13 of our Consolidated Financial Statements for more information detailing the relative impact of these items on our tax rate on a comparative basis.
We adopted the provisions of Financial Accounting Standards Board, (“FASB”) interpretation No 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on February 4, 2007. FIN 48 prescribes a recognition threshold and a measurement standard for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The recognition and measurement of tax benefits is often highly judgmental. Determinations regarding the recognition and measurement of a tax benefit can change as additional developments occur relative to the issue. Accordingly, our future results may include favorable or unfavorable adjustments to our unrecognized tax benefits.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2009 will decrease by up to $15.4 million within the next 12 months due to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in various taxing jurisdictions. To the extent that these tax benefits are recognized, the effective tax rate will be favorably impacted by up to $13.9 million.
At January 31, 2009 deferred tax assets for state and foreign net operating loss carryforwards are $10.5 million, less a valuation allowance of $2.5 million. The net operating losses related to recorded assets will expire as follows: $0.2 million in 2009, $0.4 million by 2014, $1.6 million in 2027 and 2028, and $5.8 million by 2028. Federal foreign tax credit carryforwards are $29.5 million, $0.3 million of this credit will expire if not utilized by 2017, and the remaining $29.2 million of this credit will expire if not utilized by 2018. Federal general business credit carryforwards are $3.0 million which will expire if not utilized by 2028. State income tax credit carryforwards are $10.4 million, less a valuation allowance of $5.6 million. The tax credit carryforwards related to the recorded assets expire as follows: $1.9 million by 2028 and $2.9 million may be carried forward indefinitely. See Note 13 of our Consolidated Financial Statements for more information detailing the major components of our net deferred tax liability.
We recorded a valuation allowance against $2.9 million of deferred tax assets arising in 2008. In addition, we reduced a valuation allowance by $0.6 million during the year related to deferred tax assets of operations in a Latin American country as a result of improved profitability in that country.
Our consolidated balance sheet as of January 31, 2009 includes deferred tax assets, net of related valuation allowances, of $154.9 million. In assessing the future realization of these assets, we concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon management’s belief that we will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.
As of January 31, 2009, we have not provided tax on our cumulative undistributed earnings of foreign subsidiaries of approximately $115 million, because it is our intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable. If earnings were distributed, we would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, we would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. We currently anticipate that earnings would not be repatriated unless it was tax efficient to do so.
Impact of Inflation
In 2008, we experienced inflationary pressures in China, where the majority of our products are made. These pressures were exacerbated by a weak U.S. dollar. We are looking for ways to control costs by working with our factory partners on opportunities for production further inland and north in China, and other countries such as Indonesia and India, as well as expanding our existing presence in Vietnam. We believe we will be able to manage cost by using a number of initiatives such as more direct sourcing and the consolidation of raw material suppliers and factories. We expect to see a softening of inflationary pressure for 2009.
Minority Interest, Net of Income Taxes
Minority interest represents our joint venture partners’ share of net earnings or losses on applicable international operations. The increase in minority interest expense from 2007 to 2008 and 2006 to 2007 is due to increased earnings from our joint ventures.
Discontinued Operations
Discontinued operations include Parade, Chile and Peru Stores as well as 26 Payless stores in North America and Japan retail operations. The loss from discontinued operations of $0.7 million, net of income taxes and minority interest, during 2008 primarily relates to lease termination costs associated with the exit from Parade. There was no income or loss from discontinued operations in 2007. The loss from discontinued operations of $3.4 million, net of income taxes and minority interest, during 2006 primarily relates to operating performance and disposal costs associated with our retail operations in Japan.

Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating (loss) profit from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment revenues from external customers to net sales and operating (loss) profit from continuing operations to our consolidated operating (loss) profit from continuing operations for the three years presented in our consolidated financial statements:

(in millions)	2008	2007	2006

Revenues from external customers:
Payless Domestic	$2,190.7	$2,298.4	$2,395.2
Payless International	444.7	427.0	401.5
Stride Rite Wholesale	591.6	215.1	—
Stride Rite Retail	215.0	94.9	—

Revenues from external customers	$3,442.0	$3,035.4	$2,796.7

Operating (loss) profit from continuing operations:
Payless Domestic	$0.9	$82.2	$115.9
Payless International	51.3	52.0	50.5
Stride Rite Wholesale	(48.8)	(27.5)	—
Stride Rite Retail	(43.6)	(15.4)	—

Operating (loss) profit from continuing operations	$(40.2)	$91.3	$166.4

The following table presents the change in store count during 2008 and 2007 by reporting segment. We consider a store relocation to be both a store opening and a store closing. The stores acquired as a result of the Stride Rite acquisition are denoted in the stores acquired line.

	Payless	Payless	Stride Rite
	Domestic	International	Retail	Total

Fiscal year ended January 31, 2009
Beginning store count	3,954	598	340	4,892
Stores opened	88	34	26	148
Stores closed	(142)	(10)	(11)	(163)

Ending store count	3,900	622	355	4,877

Fiscal year ended February 2, 2008
Beginning store count	3,986	586	—	4,572
Stores acquired	—	—	330	330
Stores opened	113	23	15	151
Stores closed	(145)	(11)	(5)	(161)

Ending store count	3,954	598	340	4,892

Fiscal year ended February 3, 2007
Beginning store count	4,027	578	—	4,605
Stores opened	150	19	—	169
Stores closed	(191)	(11)	—	(202)

Ending store count	3,986	586	—	4,572

For the Payless Domestic segment, our store activity plan for fiscal year 2009 includes a net decrease of approximately 100 stores. This includes approximately 30 new stores and 130 store closings. For the Payless International segment, our store activity plan for fiscal year 2009 includes a net increase of approximately 35 stores. This includes approximately 45 new stores and 10 store closings. For the Stride Rite Retail segment, our store activity plan for fiscal year 2009 includes a net increase of approximately 5 stores. We review our store activity plan at least on an annual basis.
Payless Domestic Segment Operating Results
The Payless Domestic segment is comprised primarily of operations from retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless segment for each of the past three fiscal years:

				Percent increase (decrease)
(dollars in millions)	2008	2007	2006	2007 to 2008	2006 to 2007

Revenues from external customers	$2,190.7	$2,298.4	$2,395.2	(4.7)%	(4.0)%
Operating profit from continuing operations	$0.9	$82.2	$115.9	(98.9)%	(29.1)%
Operating profit from continuing operations as % of revenues from external customers	0.1%	3.6%	4.8%
For the fiscal year 2008, revenues from external customers for the Payless Domestic segment decreased 4.7% or $107.7 million, to $2,190.7 million, from 2007. The decrease in sales from 2007 to 2008 is due to lower traffic and lower unit sales across all product categories, partially offset by increases in average selling prices per unit across all product categories.
For the fiscal year 2007, revenues from external customers for the Payless Domestic segment decreased 4.0% or $96.8 million, to $2,298.4 million, from 2006. The decrease in sales from 2006 to 2007 is due to lower traffic and lower unit sales across all product categories as well as the impact of $34.2 million of net sales in the 2006 53rd week, partially offset by increases in average selling prices per unit across all product categories.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 0.1% for 2008 compared to 3.6% in the 2007. The percentage decrease is primarily net litigation expenses of $45.1 million or 2.1% of revenues from external customers for 2008 and tangible asset impairment and other charges of $16.8 million or 0.8% of revenues from external customers for 2008. The remainder of the percentage decrease is primarily due to negative leverage on selling, general and administrative expenses due to lower net sales.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 3.6% for 2007 compared to 4.8% in the 2006. The percentage decrease is primarily due to negative leverage on selling, general and administrative expenses due to lower net sales.
Payless International Segment Operating Results
Our Payless International segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands.

				Percent increase (decrease)
(dollars in millions)	2008	2007	2006	2007 to 2008	2006 to 2007

Revenues from external customers	$444.7	$427.0	$401.5	4.1%	6.4%
Operating profit from continuing operations	$51.3	$52.0	$50.5	(1.3)%	3.0%
Operating profit from continuing operations as % of revenues from external customers	11.5%	12.2%	12.6%
As a percent of net sales, operating profit from continuing operations in the Payless International segment is higher than in the Payless Domestic segment primarily due to lower payroll-related expenses.
For the fiscal year 2008, revenues from external customers for the Payless International segment increased 4.1% or $17.7 million, to $444.7 million, over 2007. The increase in sales was driven by increased sales in Central and South America, offset by decreases in sales in Canada and Puerto Rico.
For the fiscal year 2007, revenues from external customers for the Payless International segment increased 6.4% or $25.5 million, to $427.0 million, over 2006. The increase in sales was driven by increased sales in Central and South America offset by the impact of $2.2 million of net sales in the 2006 53rd week.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 11.5% for 2008 compared to 12.2% in the 2007. The percentage decrease is primarily due to higher expenses in Canada partially offset by lower expenses, relative to net sales, for Central and South America.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 12.2% for 2007 compared to 12.6% in the 2006. The percentage decrease is primarily due to higher expenses in Canada, partially offset by improved gross margin rates in Central America.

Stride Rite Wholesale Segment Operating Results
The Stride Rite Wholesale segment is comprised of Stride Rite’s wholesale operations, which includes sales from the Stride Rite, Robeez, Sperry, Saucony, Keds and Tommy Hilfiger brands.

						Percent increase
(dollars in millions)	2008		2007		2006	2007 to 2008	2006 to 2007

Revenues from external customers	$591.6		$215.1		$—	175.0%	N/A	%
Operating loss from continuing operations	$(48.8)		$(27.5)		$—	77.5%	N/A	%
Operating loss from continuing operations as % of revenues from external customers	(8.2	) %	(12.8	) %	—%
Revenues from external customers for the Stride Rite Wholesale segment were $591.6 million for 2008 compared to $215.1 million for 2007. Sales for this segment during 2008 included 52 weeks versus approximately 24 weeks during 2007 as Stride Rite was acquired on August 17, 2007. Sales in this segment were driven primarily by strong sales of the Saucony, Sperry Top-Sider and Tommy Hilfiger product, offset by weak sales of Keds product.
The Stride Rite Wholesale segment operating loss was $48.8 million during 2008 compared to $27.5 million for 2007. The operating loss in 2008 was primarily driven by the impairment of tradenames totaling $88.2 million and other charges of $2.7 million (primarily relating to severance costs). Partially offsetting these charges in 2008 were strong net sales in Saucony, Sperry Top-Sider and Tommy Hilfiger product. The Stride Rite Wholesale segment operating loss of $27.5 million in 2007 was driven by incremental costs related to the flow through of the acquired inventory write-up to fair value totaling $31.0 million.
In 2008, we announced plans to end our licensing agreement with Tommy Hilfiger for our men’s and women’s brands, effective January 1, 2009. Our license for Tommy Hilfiger Kids footwear licensing agreement will expire at the end of calendar year 2009 and we do not anticipate that it will be renewed. The aggregate revenue and operating profit from continuing operations for the Tommy Hilfiger men’s and women’s brands was $78.0 million and $13.8 million, respectively, for the year ended January 31, 2009. The aggregate revenue and operating profit from continuing operations for the Tommy Hilfiger children’s license was $6.0 million and $0.4 million, respectively, for the year ended January 31, 2009.
Stride Rite Retail Segment Operating Results
The Stride Rite Retail segment is comprised of operations from Stride Rite’s retail stores and outlet stores.

						Percent increase
(dollars in millions)	2008		2007		2006	2007 to 2008	2006 to 2007

Revenues from external customers	$215.0		$94.9		$—	126.6%	N/A	%
Operating loss from continuing operations	$(43.6)		$(15.4)		$—	183.1%	N/A	%
Operating loss from continuing operations as % of revenues from external customers	(20.3	) %	(16.2	) %	—%
Revenues from external customers for the Stride Rite Retail segment were $215.0 million for 2008 compared to $94.9 million for 2007. Sales for this segment during 2008 included 52 weeks as compared to 2007 which included approximately 24 weeks because Stride Rite was acquired on August 17, 2007. Sales in this segment were affected by 2008’s difficult economic and retail environment.
The Stride Rite Retail segment operating loss was $43.6 million for 2008 compared to $15.4 million for 2007. The operating loss in 2008 was primarily driven by the impairment of goodwill of $42.0 million, the flow through of the acquired inventory write-up to fair value totaling $3.5 million, and tangible asset impairment and other charges of $0.6 million. The 2007 operating loss was primarily driven by the flow through of the acquired inventory write-up to fair value totaling $17.7 million. The Stride Rite Retail segment operating loss was also negatively impacted by the weakening economy in the United States and higher promotions as compared to last year.
Liquidity and Capital Resources
We ended 2008 with a cash and cash equivalents balance of $249.3 million, an increase of $16.8 million from 2007. Our cash position tends to be higher in June as well as September to October, due primarily to the arrival of warm weather and back-to-school, respectively. Our cash position tends to be lowest around February to March when Easter inventories are built-up but not yet sold-through. Any materially adverse change in customer demand, fashion trends, competitive market forces or customer acceptance of our merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, risks associated with foreign global sourcing or economic conditions worldwide could affect our ability to continue to fund our needs from business operations. Internally generated cash flow from operations has been our primary source of cash and we believe projected operating cash flows and current credit facilities will be adequate to fund our working capital requirements, scheduled debt repayments, and to support the development of our short-term and long-term operating strategies. We usually finance our real estate through operating leases. Significant sources and (uses) of cash are summarized below:

(dollars in millions)	2008	2007	2006

Net (loss) earnings	$(68.7)	$42.7	$122.0
Working capital increases	(19.3)	(2.9)	(17.5)
Other operating activities	108.2	35.7	35.6
Depreciation and amortization	140.9	117.3	89.6

Cash flow provided by operating activities	161.1	192.8	229.7

Payments for capital expenditures	(129.2)	(167.4)	(118.6)
Net sales (purchases) of investments	—	90.6	(27.4)
Acquisition of businesses, net of cash acquired	—	(877.7)	—
Other investing activities	1.1	4.3	(10.9)

Cash flow used in investing activities	(128.1)	(950.2)	(156.9)

Net purchases of common stock	(0.7)	(39.7)	(82.2)
Payments of debt and deferred financing costs	(9.0)	(70.0)	(3.0)
Net distributions to minority owners	(1.5)	(2.4)	(1.5)
Issuance of debt	—	725.0	—
Other financing activities	—	2.4	9.2

Cash flow (used in) provided by financing activities	(11.2)	615.3	(77.5)

Effect of exchange rate changes on cash	(5.0)	3.2	(2.1)

Increase (decrease) in cash and cash equivalents	$16.8	$(138.9)	$(6.8)

As of January 31, 2009, our foreign subsidiaries and joint ventures had $104.7 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the United States, those earnings could be subject to United States federal and state income taxes, net of foreign tax credits.
Cash Flow Provided by Operating Activities
Cash flow from operating activities was $161.1 million in 2008 compared with $192.8 million in 2007 and $229.7 million in 2006. The significant changes in cash flow from operations from 2008 compared with 2007 are due to decreases in net earnings and increases in our inventory balances due to increased first costs offset by increases in depreciation and amortization. The significant changes in cash flow from operations in 2007 as compared to 2006 were due to decreases in net earnings, offset by a change in inventory. Compared to 2006, in 2007 we reduced inventory levels in response to lower sales. Also, due to changes in our sourcing process we no longer take possession of significant amounts of raw materials.
We plan to contribute $3.2 million to our Stride Rite pension plan during the 2009 fiscal year. Our contributions beyond 2009 will depend upon market conditions, interest rates and other factors and may vary significantly in future years based upon the plan’s funded status as of the 2009 measurement date. We believe our internal cash flow will finance all of these future contributions.
Cash Flow Used in Investing Activities
In 2008, our capital expenditures totaled $129.2 million which included $119.0 million for our Payless Domestic and Payless International segments and $10.2 million for our Stride Rite Retail and Stride Rite Wholesale segments. For our Payless Domestic and Payless International Segments, capital expenditures for new and relocated stores were $35.2 million, capital expenditures to remodel existing stores were $21.9 million, capital expenditures for information technology hardware and systems development were $26.0 million, capital expenditures for supply chain of $25.2 million and capital expenditures for other necessary improvements including corporate expenditures were $10.7 million. We expect that cash paid for capital expenditures during 2009 will be approximately $85 million. We intend to use internal cash flow and available financing from our revolving credit agreement to finance all of these expenditures.

Cash Flow Provided By (Used in) Financing Activities
The Company has made the following common stock repurchases:

	2008		2007		2006
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares	Dollars	Shares

Stock repurchase program	$—	—	$47.1	2,387	$128.4	4,960
Employee stock purchase, deferred compensation and stock incentive plans	1.9	153	1.3	51	0.9	34

	$1.9	153	$48.4	2,438	$129.3	4,994

Under the terms of our Credit Facilities, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings. Under the most restrictive covenants governing our Credit Facilities, in order for the Company to make share repurchases, the Company must have additional future earnings of at least approximately $80 million.
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
The Revolving Loan Facility will mature on August 17, 2012. The Revolving Loan Facility bears interest at LIBOR, plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels and commitment fee payable on the unborrowed balance of 0.25%. The Revolving Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 31, 2009, we were in compliance with all covenants. The facility will be available as needed for general corporate purposes. The variable interest rate including the applicable variable margin at January 31, 2009, was 2.18%. As of January 31, 2009 the Company’s borrowing base on its Revolving Loan Facility was $292.0 million less $83.0 million in outstanding letters of credit or $209.0 million.
The Term Loan Facility will mature on August 17, 2014. The Term Loan Facility will amortize quarterly in annual amounts of 1.0% of the original amount, with the final installment payable on the maturity date. The Term Loan Agreement provides for customary mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction so long as the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0:1.0. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans. The Term Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 31, 2009, we were in compliance with all covenants.
Based upon the provisions of the Term Loan Facility, the Company may be required to make an excess cash flow mandatory prepayment on the Term Loan Facility no later than 120 days after the Company’s fiscal year end. Based on 2008 results, the Company will be required to make such a mandatory prepayment of $17.5 million. The excess cash flow mandatory prepayment is an annual requirement under the Term Loan Facility. The mandatory prepayment is classified within current maturities of long-term debt on the consolidated balance sheet.
On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. The balance of the Term Loan Facility that is hedged under the interest rate swap is $430 million as of the end of 2008, $310 million as of the end of 2009, $220 million as of the end of 2010 and $90 million as of the end of 2011. This derivative instrument is designated as a cash flow hedge for accounting purposes.

On August 17, 2007, as part of the Stride Rite acquisition, we acquired and immediately repaid $46.0 million in Stride Rite debt.
In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Senior Subordinated Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 31, 2009, we were in compliance with all covenants. As of January 31, 2009, the fair value of the Notes was $158.4 million based on recent trading activity of the Notes. Beginning on or after August 1, 2008, we may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2009	102.750%
2010	101.375%
2011 and thereafter	100.000%
We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than the maximum ratio set forth below:

Fiscal Year	Maximum Leverage Ratio

2008	4.7 to 1
2009	4.2 to 1
2010 and thereafter	4.0 to 1
As of January 31, 2009 our leverage ratio, as defined in our Term Loan Facility agreement, was 2.8 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants for the next twelve months.
This financial covenant is based largely on our results of operations and financial position. In the event of adverse changes in our results of operations or financial position we may be unable to comply with the financial covenants contained in our Loan Facilities in which case we would be in default. To avoid a default, we may seek an amendment which would likely involve significant costs up front, increased interest rate margins and additional covenants.
Financial Commitments
As of January 31, 2009, the borrowing base available under the $350.0 million Revolving Loan Facility was $292.0 million. To determine the amount that we may borrow, the $292.0 million borrowing base available under the Revolving Loan Facility is reduced by $83.0 million in outstanding letters of credit.
Our financial commitments as of January 31, 2009, are described below:

	Cash Payments Due by Fiscal Year
		Less than			More than
(dollars in millions)	Total	One Year	1-3 Years	3-5 Years	Five Years

Senior Subordinated Notes (including unamortized discount)	$198.0	$—	$—	$198.0	$—
Term Loan Facility	715.9	24.7	14.2	14.2	662.8
Capital lease obligations (including interest)	1.1	0.1	0.2	0.2	0.6
Operating lease obligations	1,336.5	286.0	624.0	132.8	293.7
Interest on long-term debt	314.7	49.6	121.4	108.8	34.9
Royalty obligations	98.0	9.4	15.3	14.0	59.3
Pension obligations	83.8	6.6	18.8	14.5	43.9
Intangible asset obligations	4.3	4.3	—	—	—
Service agreement obligations	4.6	4.0	0.6	—	—
Employment agreement obligations	22.1	22.1	—	—	—
Employee severance	9.4	9.4	—	—	—

Total	$2,788.4	$416.2	$794.5	$482.5	$1,095.2

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
Amounts not reflected in the table above:
•	We issue cancelable purchase orders to various vendors for the purchase of our merchandise. As of January 31, 2009, we had merchandise purchase obligations in the amount of approximately $287.5 million for which we will likely take delivery.

•	Calculated in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), our liability for unrecognized tax benefits, excluding interest and penalties, is $55.0 million as of January 31, 2009. We are unable to make a reasonably reliable estimate of the amount and period of related future payments on this balance.
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	2008	2007	2006

Debt-capitalization Ratio*	59.5%	56.7%	22.6%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit, if applicable. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 76.6%, 73.5%, and 63.5%, respectively, for the periods referred to above.
The increase of the debt-capitalization ratio from 2007 to 2008 is primarily due to lower capitalization due to lower shareowners’ equity as a result of net losses in 2008. The increase in the debt-capitalization ratio from 2006 to 2007 is due to the additional debt incurred to finance the Stride Rite acquisition.
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
Allowance for Uncollectible Accounts Receivable
We make ongoing estimates relating to the ability to collect our accounts receivable, which primarily relate to receivables from our wholesale customers, and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also consider a review of accounts receivable aging, industry trends, customer financial strength, credit standing, and payment history to assess the probability of collection. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance might be required which could have a material impact on our results of operations and financial position.
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
Defined Benefit Plans
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
We use a cash flow matching approach for determining the appropriate discount rate for the defined benefit pension plan. The approach is derived from U.S. Treasury rates, plus an option-adjusted spread varying by maturity, to derive hypothetical “Aa” corporate bond rates. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change expense by approximately $0.2 million. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $0.1 million in the expense.
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
We record valuation allowances against our deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets are reduced by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will not be realized. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.
Environmental Reserves
We accrue for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with the American Institute of Certified Public Accountant’s Statement of Position 96-1, “Environmental Remediation Liabilities” (“SOP 96-1”). Accruals to address estimated costs for environmental obligations generally are recognized no later than the date when we learn what cleanup measures, if any, are likely to occur to address the environmental conditions at issue. In accordance with SOP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions on our property and the associated engineering, legal and consulting costs. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.
In connection with the Stride Rite acquisition, we acquired property with a related environmental liability. The liability as of January 31, 2009 was $5.6 million; $0.9 million of which was included as an accrued expense and $4.7 million of which was included in other long-term liabilities in the accompanying consolidated balance sheet. The assessment of the liability and the associated costs were based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. As of January 31, 2009, the costs to address these environmental conditions were $7.4 million, including $1.8 million of costs that have already been paid. We estimate the range of total costs related to this environmental liability to be between $5.7 million and $7.4 million. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations, the inherent uncertainties involved in estimating conditions in the environment, and the costs of addressing such conditions.
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
Accounting for Goodwill
We assess goodwill, which is not subject to amortization, for impairment on an annual basis and also at any other date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have five reporting units for the purposes of assessing goodwill: Payless Domestic, Payless International, Stride Rite Wholesale, Stride Rite Retail, and Collective Licensing.
The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its book value. If the book value of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and the Company must complete the second step of the goodwill impairment test. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the book value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, we would allocate the fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we would recognize an impairment charge for the difference.
Fair value of the reporting units is determined using a combined income and market approach. The income approach uses a reporting unit’s projection of estimated cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The market approach may involve use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or a similar line of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. We consider value indications from both the income approach and market approach in estimating the fair value of each reporting unit, giving them equal weighting in our analysis. We also compare the aggregate fair value of our reporting units to our market capitalization at each reporting period.
Management judgment is a significant factor in determining whether an indicator of impairment has occurred. Management relies on estimates in determining the fair value of each reporting unit, which include the following critical quantitative factors:
•	Anticipated future cash flows and long-term growth rates for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of long-term growth rates. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in the our industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate could change.
A change in events or circumstances, a change in strategic direction, or a change in the competitive or economic environment could adversely affect the fair value of one or more reporting units. In the fourth quarter of 2008, due to weakening economic conditions combined with weaker than expected holiday sales, we revised the financial projections of certain reporting units. These circumstances indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our goodwill to determine if the book value exceeded its fair value. As a result of this update we determined that the book value of our goodwill exceeded its fair value and recorded an impairment charge of $42.0 million within the Stride Rite Retail reporting segment.
If additional goodwill on the consolidated balance sheet becomes impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. Our goodwill totaled $281.6 million as of January 31, 2009. A 100 basis point increase in the discount rate or a 100 basis point decrease in the long-term growth rate used in determining the fair value of our reporting units, holding all other variables constant, could result in an incremental goodwill impairment of up to approximately $6 million.
Accounting for Intangible Assets
Indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Favorable leases, certain tradenames and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Customer relationships are amortized using a based on the time period over which the benefits of the asset are expected to occur.

Each period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If we were to determine that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. As of January 31, 2009, we had $80.5 million of finite-lived intangible assets and $365.5 million of indefinite-lived tradenames that are not amortized but are assessed for impairment on an annual basis and also at any other date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value.
The impairment test for indefinite-lived tradenames compares each tradename’s fair value to its book value. If the book value of a tradename exceeds its fair value, the tradename is considered impaired and the Company recognizes an impairment charge for the difference. The fair values of our tradenames are determined using the relief from royalty method, which is a form of the income approach. This method is based on the theory that the owner of the tradename is relieved of paying a royalty or license fee for the use of the tradename.
Management judgment is a significant factor in determining whether an indicator of impairment for tradenames has occurred. Management relies on estimates in determining the fair value of each tradename, which include the following critical quantitative factors:
•	Anticipated future revenues and long-term growth rates for each tradename. The relief from royalty approach to determining fair value relies on the timing and estimates of future revenues, including an estimate of long-term growth rates. The Company’s projections of future revenues are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates.

•	Reasonable market royalty rate for each tradename. The relief from royalty approach to determining fair value requires selection of appropriate royalty rates for each tradename. The rates selected depend upon, among other things, licensing agreements involving similar tradenames, historical and forecasted operating profit for each tradename and qualitative factors such as market awareness, history, longevity, and market size. Given the current volatile economic conditions, it is possible that these royalty rates could change.

•	Selection of an appropriate discount rate. The relief from royalty approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in the Company’s industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate could change.
In the fourth quarter of 2008, due to changes in our financial projections as a result of the economic environment and a repositioning of our strategy for certain tradenames, we assessed certain of our tradename’s book value and recorded an impairment charge, within cost of sales, of $88.2 million related to our indefinite-lived tradenames. Of this charge, $57.4 million related to the Stride Rite tradename and $30.8 million related to the Keds tradename.
The estimate of fair value is highly subjective and requires significant judgment. If additional intangible assets on our consolidated balance sheet become impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. The Company’s intangible assets’ book value, net of amortization, was $446.0 million as of January 31, 2009. The following table highlights the sensitivity of the Stride Rite and Keds tradename impairment charge to changes in these assumptions, assuming all other assumptions remain constant.

Approximate Incremental
(dollars in millions)	Impairment Charge

Decrease of 100 basis points in royalty rate	$40
Decrease of 100 basis points in average growth rate	22
Increase of 100 basis points in the discount rate	18
The estimated fair values for all of our other indefinite-lived tradenames exceed their book value under the sensitivity changes described in the table above.
Accounting for Derivatives
We participate in interest rate related derivative instruments to manage our exposure on our debt instruments. We record all derivative instruments on the consolidated balance sheet as either assets or liabilities measured at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended and

SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The calculation of the fair value of the interest rate related derivative instruments is based on estimates of future interest rates and consideration of risk of nonperformance, which may change based on economic or other factors. Changes in the fair value of these derivative instruments are recorded either through net (loss) earnings or as other comprehensive loss, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive loss and reclassified into earnings in the periods in which earnings are impacted by the hedged item. As of January 31, 2009, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $2.9 million annually or approximately $0.7 million per quarter.
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
New Accounting Standards
See Note 21 of the consolidated financial statements for new accounting standards, including the expected dates of adoption and estimated effects on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the Revolving Loan Facility at January 31, 2009; however, if we were to borrow against our Revolving Loan Facility, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. As of January 31, 2009, we have hedged $430 million of our Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through May of 2012. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of January 31, 2009, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $2.9 million annually or approximately $0.7 million per quarter.
Foreign Currency Risk
We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the 52 weeks ended January 31, 2009, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows and we did not enter into any forward contracts to purchase or sell foreign currencies.
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of January 30, 2009, the last day of trading in our fiscal year, the exchange rate was 6.85 Yuan per U.S. dollar compared to 7.19 Yuan per U.S. dollar at the end of our 2007 fiscal year and 7.75 Yuan per U.S. dollar at the end of our 2006 fiscal year.

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
The Committee consists of five outside directors all of whom have accounting or financial management expertise. The members of the Committee are Daniel Boggan Jr., Robert F. Moran, John F. McGovern, David Scott Olivet, and Matthew A. Ouimet. The Audit and Finance Committee regularly reports the results of its activities to the full Board of Directors.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Collective Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 31, 2009.
Collective Brands, Inc.’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 30, 2009 on our internal control over financial reporting which report is included on page 49.

/s/ Matthew E. Rubel Chief Executive Officer, President and Chairman of the Board	/s/ Douglas G. Boessen Division Senior Vice President, Chief Financial Officer and Treasurer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of
Collective Brands, Inc.
Topeka, Kansas
We have audited the internal control over financial reporting of Collective Brands, Inc. and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2009 of the Company and our report dated March 30, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 30, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareowners of
Collective Brands, Inc.
Topeka, Kansas
We have audited the accompanying consolidated balance sheets of Collective Brands, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of (loss) earnings, shareowners’ equity and comprehensive (loss) income, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collective Brands, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in the notes to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007 and FASB Statement No. 123(R), Share-Based Payment, and FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans in 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 30, 2009

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
(dollars in millions, except per share)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	$3,442.0	$3,035.4	$2,796.7
Cost of sales:
Cost of sales	2,344.6	2,044.5	1,821.0
Impairment of tradenames	88.2	—	—

Total cost of sales	2,432.8	2,044.5	1,821.0

Gross margin	1,009.2	990.9	975.7
Selling, general and administrative expenses	1,007.2	899.4	808.5
Impairment of goodwill	42.0	—	—
Restructuring charges	0.2	0.2	0.8

Operating (loss) profit from continuing operations	(40.2)	91.3	166.4
Interest expense	75.2	46.7	19.2
Interest income	(8.1)	(14.4)	(22.7)

(Loss) earnings from continuing operations before income taxes and minority interest	(107.3)	59.0	169.9
(Benefit) provision for income taxes	(48.0)	8.6	39.9

(Loss) earnings from continuing operations before minority interest	(59.3)	50.4	130.0
Minority interest, net of income taxes	(8.7)	(7.7)	(4.6)

Net (loss) earnings from continuing operations	(68.0)	42.7	125.4
Loss from discontinued operations, net of income taxes and minority interest	(0.7)	—	(3.4)

Net (loss) earnings	$(68.7)	$42.7	$122.0

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.08)	$0.66	$1.90
Loss from discontinued operations	(0.01)	—	(0.05)

Basic (loss) earnings per share	$(1.09)	$0.66	$1.85

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(1.08)	$0.65	$1.87
Loss from discontinued operations	(0.01)	—	(0.05)

Diluted (loss) earnings per share	$(1.09)	$0.65	$1.82

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions)

	January 31, 2009	February 2, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$249.3	$232.5
Accounts receivable, net of allowance for doubtful accounts and returns reserve of $4.2 and $3.4 as of January 31, 2009 and February 2, 2008, respectively	97.5	86.1
Inventories	492.0	470.1
Current deferred income taxes	35.6	23.8
Prepaid expenses	58.7	93.4
Other current assets	25.3	31.5
Current assets of discontinued operations	1.3	0.8

Total current assets	959.7	938.2

Property and Equipment:
Land	8.6	9.3
Property, buildings and equipment	1,458.6	1,440.1
Accumulated depreciation and amortization	(945.8)	(898.4)

Property and equipment, net	521.4	551.0
Intangible assets, net	446.0	559.5
Goodwill	281.6	321.0
Deferred income taxes	1.7	1.5
Other assets	40.9	44.0

Total Assets	$2,251.3	$2,415.2

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$24.8	$7.4
Accounts payable	173.8	200.9
Accrued expenses	202.7	203.5
Current liabilities of discontinued operations	1.9	1.3

Total current liabilities	403.2	413.1
Long-term debt	888.4	914.9
Deferred income taxes	49.2	112.9
Other liabilities	264.2	254.2
Minority interest	23.7	17.2
Noncurrent liabilities of discontinued operations	0.3	—
Commitments and contingencies (Note 18)
Shareowners’ equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 88,130,874 issued; 63,724,513 and 63,752,674 shares outstanding in 2008 and 2007, respectively	0.9	0.9
Treasury stock, $ .01 par value; 24,406,361 and 24,378,200 shares in 2008 and 2007, respectively	(0.2)	(0.2)
Additional paid-in-capital	17.8	—
Retained earnings	639.4	708.1
Accumulated other comprehensive loss, net of income taxes	(35.6)	(5.9)

Total shareowners’ equity	622.3	702.9

Total Liabilities and Shareowners’ Equity	$2,251.3	$2,415.2

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(dollars in millions, shares in thousands)

						Accumulated
	Outstanding		Additional	Unearned		Other	Total
	Common Stock		Paid-in	Nonvested	Retained	Comprehensive	Shareowners’	Comprehensive
	Shares	Dollars	Capital	Shares	Earnings	Income (Loss)	Equity	Income (Loss)

Balance at January 28, 2006	67,306	$0.7	$15.3	$(4.3)	$628.4	$11.9	$652.0

Net earnings	—	—	—	—	122.0	—	122.0	$122.0
Translation adjustments	—	—	—	—	—	(3.0)	(3.0)	(3.0)
Minimum pension liability adjustment, net of taxes of $2.0	—	—	—	—	—	(3.6)	(3.6)	(3.6)
Adoption of SFAS No. 158 (Note 10), net of taxes of $4.5	—	—	—	—	—	(4.7)	(4.7)
Reclassification of unearned nonvested shares related to the adoption of SFAS No.123(R) (Note 12)	—	—	(4.3)	4.3	—	—	—
Issuances of common stock under stock plans	2,698	—	47.1	—	—	—	47.1
Purchases of common stock	(4,994)	—	(77.0)	—	(52.3)	—	(129.3)
Amortization of unearned nonvested shares	—	—	2.2	—	—	—	2.2
Income tax benefit of stock option exercise	—	—	8.6	—	—	—	8.6
Stock option expense	—	—	8.8	—	—	—	8.8
Restricted stock cancellation	(14)	—	—	—	—	—	—

Comprehensive income								115.4

Balance at February 3, 2007	64,996	0.7	0.7	—	698.1	0.6	700.1

Net earnings	—	—	—	—	42.7	—	42.7	42.7
Translation adjustments	—	—	—	—	—	14.3	14.3	14.3
Net change in fair value of derivative, net of taxes of $9.2 (Note 9)	—	—	—	—	—	(14.3)	(14.3)	(14.3)
Changes in unrecognized amounts of pension benefits, net of taxes of $4.5 (Note 10)	—	—	—	—	—	(6.5)	(6.5)	(6.5)
Issuances of common stock under stock plans	1,291	—	8.7	—	—	—	8.7
Purchases of common stock	(2,438)	—	(26.9)	—	(21.5)	—	(48.4)
Amortization of unearned nonvested shares	—	—	4.9	—	—	—	4.9
Income tax benefit of stock option exercise	—	—	2.6	—	—	—	2.6
Stock option expense	—	—	10.0	—	—	—	10.0
Restricted stock cancellation	(96)	—	—	—	—	—	—
Adoption of FIN 48 (Note 13)	—	—	—	—	(11.2)	—	(11.2)

Comprehensive income								36.2

Balance at February 2, 2008	63,753	0.7	—	—	708.1	(5.9)	702.9

Net loss	—	—	—	—	(68.7)	—	(68.7)	(68.7)
Translation adjustments	—	—	—	—	—	(18.9)	(18.9)	(18.9)
Net change in fair value of derivative, net of taxes of $0.8 (Note 9)	—	—	—	—	—	1.2	1.2	1.2
Changes in unrecognized amounts of pension benefits, net of taxes of $7.1 (Note 10)	—	—	—	—	—	(12.0)	(12.0)	(12.0)
Issuances of common stock under stock plans	433	—	1.2	—	—	—	1.2
Purchases of common stock	(153)	—	(1.9)	—	—	—	(1.9)
Amortization of unearned nonvested shares	—	—	11.1	—	—	—	11.1
Stock option expense	—	—	9.5	—	—	—	9.5
Restricted stock cancellation	(308)	—	(2.1)	—	—	—	(2.1)

Comprehensive loss								$(98.4)

Balance at January 31, 2009	63,725	$0.7	$17.8	$—	$639.4	$(35.6)	$622.3

Outstanding common stock is net of shares held in treasury and is presented net of $0.2 million of treasury stock in 2008, 2007 and 2006, respectively. Treasury stock is accounted for using the par value method. Treasury share activity for the last three years is summarized below:

(shares in thousands)	2008	2007	2006

Balance, beginning of year	24,378	23,135	20,825

Issuances of common stock:
Stock options	(79)	(504)	(2,617)
Deferred compensation plan	(12)	(8)	(7)
Net restricted stock grants	(34)	(683)	(60)

	(125)	(1,195)	(2,684)

Purchases of common stock	153	2,438	4,994

Balance, end of year	24,406	24,378	23,135

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Operating Activities:
Net (loss) earnings	$(68.7)	$42.7	$122.0
Loss from discontinued operations, net of income taxes and minority interest	0.7	—	3.4
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	25.6	7.2	10.3
Impairment of goodwill and indefinite-lived tradenames	130.2	—	—
Depreciation and amortization	140.9	117.3	89.6
Provision for losses on accounts receivable	3.4	1.5	—
Share-based compensation expense	20.7	14.6	12.2
Deferred income taxes	(75.2)	(25.1)	9.1
Minority interest, net of income taxes	8.7	7.7	4.6
Income tax benefit from share-based compensation	—	2.6	8.6
Excess tax benefit from share-based compensation	—	(2.4)	(8.0)
Interest income on held-to-maturity investments	—	(0.6)	(3.6)
Other, net	(0.5)	—	—
Changes in working capital, exclusive of the effects of acquisitions:
Accounts receivable	(15.3)	12.7	—
Inventories	(29.4)	80.6	(29.8)
Prepaid expenses and other current assets	35.8	(23.5)	(9.0)
Accounts payable	(23.4)	(42.0)	15.6
Accrued expenses	13.0	(30.7)	5.7
Changes in other assets and liabilities, net	0.2	31.5	3.0
Contributions to pension plans	(5.3)	(0.8)	—
Net cash used in discontinued operations	(0.3)	(0.5)	(4.0)

Cash flow provided by operating activities	161.1	192.8	229.7

Investing Activities:
Capital expenditures	(129.2)	(167.4)	(118.6)
Restricted cash	—	2.0	—
Proceeds from sale of property and equipment	1.1	2.9	4.6
Intangible asset additions	—	(0.6)	(15.5)
Purchases of investments	—	(6.1)	(215.6)
Sales and maturities of investments	—	96.7	188.2
Acquisition of businesses, net of cash acquired	—	(877.7)	—

Cash flow used in investing activities	(128.1)	(950.2)	(156.9)

Financing Activities:
Repayment of notes payable	—	(2.0)	—
Issuance of debt	—	725.0	—
Proceeds from revolving loan facility	215.0	—	—
Repayment of revolving loan facility	(215.0)	—	—
Repayment of debt	(8.9)	(55.3)	(2.8)
Payment of deferred financing costs	(0.1)	(12.7)	(0.2)
Issuances of common stock	1.2	8.7	47.1
Purchases of common stock	(1.9)	(48.4)	(129.3)
Excess tax benefit from share-based compensation	—	2.4	8.0
Contributions by minority owners	4.6	—	—
Distributions to minority owners	(6.1)	(2.4)	(1.5)
Net cash provided by discontinued operations	—	—	1.2

Cash flow (used in) provided by financing activities	(11.2)	615.3	(77.5)

Effect of exchange rate changes on cash	(5.0)	3.2	(2.1)

Increase (decrease) in cash and cash equivalents	16.8	(138.9)	(6.8)
Cash and cash equivalents, beginning of year	232.5	371.4	378.2

Cash and cash equivalents, end of year	$249.3	$232.5	$371.4

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
Description of Business and Basis of Presentation
Collective Brands, Inc, (the “Company”) is the holding company of Payless ShoeSource, Inc. (“Payless”), The Stride Rite Corporation (“Stride Rite”), and Collective International, LP (“Collective Licensing”). Payless is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. Stride Rite markets the leading brand of high-quality children’s shoes in the United States. Stride Rite also markets products for children and adults under well-known brand names, including Keds, Sperry Top-Sider, and Saucony. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless segment.
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
As a result of the 2004 restructuring, as discussed in Note 4 below, the financial information of the Parade, Peru and Chile stores and 26 of the Payless closed stores have been classified as discontinued operations for all periods presented. In addition, during 2006 the Company exited retail operations in Japan, closing its one store location. The financial information for Japan retail operations has been classified as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.
Fiscal Year
The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2008, 2007 and 2006 ended on January 31, 2009, February 2, 2008, and February 3, 2007, respectively. Fiscal years 2008 and 2007 contain 52 weeks of results compared to fiscal year 2006 which contains 53 weeks. References to years in these financial statements and notes relate to fiscal years rather than calendar years.
Use of Estimates
Management makes estimates and assumptions that affect the amounts reported within the Consolidated Financial Statements. Actual results could differ from these estimates.
Net Sales
Net sales (“sales”) for transactions at the Company’s retail stores are recognized at the time the sale is made to the customer. Sales for wholesale and e-commerce transactions are recognized when title passes and the risks or rewards of ownership have transferred to the customer based on the shipping terms, the price is fixed and determinable, and collectibility is reasonable assured. All sales are net of estimated returns and current promotional discounts and exclude sales tax.
The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and customer, current and historical trends in the footwear industry and changes in demand for its products, in accordance with Statement of Financial Accounting Standards (SFAS) No. 48, “Revenue Recognition When Right of Return Exists”. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of sales for the corresponding cost amount. Allowances for markdowns are recorded as a reduction of revenue based on historical experience. From time to time actual results will vary from the estimates that were previously established. Due to the existence of monitoring systems, the Company’s visibility into its wholesale customers’ inventory levels and ongoing communication with its wholesale customers, the Company is able to identify and reflect in its financial statements in a timely manner variances from estimates previously established.
Shipping and Handling
Products are sold Free On Board (“FOB”) shipping point for wholesale customers. Any shipping charges that the Company pays are recorded as cost of sales and any reimbursement is recorded as revenue.

Gift Cards
The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized as a sale. The estimated value of gift cards expected to go unused is recognized ratably in proportion to actual redemptions as gift cards are redeemed.
Total Cost of Sales
Total cost of sales includes the cost of merchandise sold and the Company’s buying, occupancy, warehousing and product movement costs, as well as depreciation of stores and the distribution centers, net litigation charges related to intellectual property, store impairment charges and tradename impairments.
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
Advertising Costs
Advertising costs and sales promotion costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising and sales promotion costs of $160.9 million, $131.8 million and $112.7 million in 2008, 2007 and 2006, respectively.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) which addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company includes its reserve for unrecognized tax benefits, as well as related accrued penalties and interest, in other long term liabilities on its consolidated balance sheets and in provision for income taxes in its consolidated statements of (loss) earnings.
The Company records valuation allowances against its deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. The Company assesses the likelihood that its deferred tax assets in each of the jurisdictions in which it operates will be recovered from future taxable income. Deferred tax assets are reduced by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will not be realized.

Cash and Cash Equivalents
Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $14.2 million and $17.0 million for the settlement of credit card transactions are included in cash and cash equivalents as of January 31, 2009, and February 2, 2008, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.
Reserve for Uncollectible Accounts Receivable
The Company makes ongoing estimates relating to the collectibility of its accounts receivable and maintains a reserve for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers its historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. These evaluations include, but are not limited to, analyzing its customer’s financial statements, maintaining a credit watch list to monitor accounts receivable exposure and reviewing the customer’s prior payment history.
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
The Company makes ongoing estimates relating to the net realizable value of inventories, based upon its assumptions about future demand and market conditions. If the Company’s estimate of the net realizable value of its inventory is less than the cost of the inventory recorded on its books, a reserve is recorded equal to the difference between the cost of the inventory and the estimated net realizable value. If changes in market conditions result in reductions in the estimated net realizable value of the Company’s inventory below the previous estimate, the Company increases its reserve in the period in which it made such a determination.
Raw materials are included in inventories and accounted for under the FIFO basis. Raw materials of $1.1 million and $1.9 million are included in inventories in the consolidated balance sheet at January 31, 2009, and February 2, 2008, respectively.

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

Buildings	10 to 30 years
Leasehold improvements	the lesser of 10 years or the remaining expected lease term that is reasonably assured (which may exceed the current non-cancelable term)
Furniture, fixtures and equipment	2 to 10 years
Property under capital lease	10 to 30 years
The following is a summary of the components of property and equipment:

(dollars in millions)	2008	2007

Buildings and leasehold improvements	$731.7	$718.5
Furniture, fixtures and equipment	686.7	638.3
Property under capital leases	3.1	3.5
Projects in progress	37.1	79.8

	$1,458.6	$1,440.1

Depreciation expense for 2008, 2007, and 2006 was $116.9 million, $102.5 million, and $85.3 million, respectively.
Property and equipment are reviewed for recoverability on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the assets is recoverable. Undiscounted estimated future cash flows are used to determine if impairment exists. If impairment exists, the Company uses discounted cash flows to calculate impairment. The Company uses current operating results and historical performance to estimate future cash flows on a store-by-store basis. Excluding exit costs as discussed in Note 4, total impairment charges related to assets held and used were $18.1 million, $1.9 million, and $1.7 million in 2008, 2007 and 2006, respectively. These charges are included in cost of sales within the consolidated statement of (loss) earnings.
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
Foreign Currency Translation
Local currencies are the functional currencies for most foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income (loss) and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange. As of fiscal year-end 2008, 2007 and 2006, cumulative translation adjustments included in accumulated other comprehensive income (loss) were $4.8 million, $23.7 million and $9.4 million, respectively.
For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. Dollar as their functional currency, net non-monetary assets are translated at historical rates and net monetary assets are translated at current rates. Transaction adjustments are included in the determination of net (loss) earnings.
Asset Retirement Obligations
The Company follows FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143,” which requires entities to record a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. The Company’s asset retirement obligation (“ARO”) liabilities are primarily associated with the disposal of personal property and trade fixtures which, at the end of a lease, the Company is contractually obligated to remove in order to restore the facility back to a condition specified in the lease agreement. The Company estimates the fair value of these liabilities based on current store closing costs and discounts the costs back as if they were to be performed at the inception of the lease. At the inception of such a lease, the Company records the ARO as a liability and also records a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the consolidated statements of (loss) earnings.
The following table summarizes the Company’s ARO liability included on its consolidated balance sheets.

(dollars in millions)	2008	2007

Beginning asset retirement obligation	$8.4	$8.5
Liabilities incurred during year	0.1	0.2
Liabilities settled during year	(0.5)	(0.3)
Accretion expense	0.4	—

Ending asset retirement obligation	$8.4	$8.4

Accounting for Goodwill
The Company assesses goodwill, which is not subject to amortization, for impairment on an annual basis and also at any other date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. The Company develops an estimate of the fair value of each reporting unit using both a market approach and an income approach. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.
A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. In the fourth quarter of 2008, due to weakening economic conditions combined with weaker than expected holiday sales, the Company revised its financial projections. These circumstances indicated a potential impairment of its goodwill and, as such, the Company assessed the fair value of its goodwill to determine if the book value exceeded its fair value. As a result of this update the Company determined that the book value of its goodwill did exceed its fair value and recorded an impairment charge of $42.0 million within the Stride Rite Retail reporting segment.
The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future reporting unit cash flows. If the Company determines that the estimated fair value of any reporting unit is less than the reporting unit’s carrying value, then we will recognize an impairment charge. The Company’s recognized goodwill totaled $281.6 million as of January 31, 2009. If the Company’s market value continues to decline we may have a resulting impairment charge which, if significant, would adversely impact our financial position and results of operations.
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
Each period the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If the Company were to determine that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.
Additionally, events and circumstances may indicate that the carrying value of one or more intangible assets is not recoverable and its fair value is less than its carrying value, resulting in recognition of an impairment charge. In the fourth quarter of 2008 the Company revised financial projections as a result of the economic environment and a repositioning of its strategy for certain tradenames, the Company assessed each of its intangible asset’s book value and recorded an impairment charge, within cost of sales, of $88.2 million related to its indefinite-lived tradenames.

The estimate of fair value is highly subjective and requires significant judgment. If the Company determines that the estimated fair value of any intangible asset is less than the reporting unit’s carrying value, then it will recognize an impairment charge. If additional intangible assets on its consolidated balance sheet become impaired during a future period, the resulting impairment charge could have a material impact on its results of operations and financial condition. The Company’s intangible assets’ book value, net of amortization, was $446.0 million as of January 31, 2009.
Fair Value Measurement
On February 3, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
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
The Company performed an analysis on its interest rate swap, which included a counterparty performance risk assessment, and recorded an unrealized loss on its interest rate swap of $21.5 million as of January 31, 2009 within level 2 of the fair value hierarchy of SFAS No. 157. Refer to Note 9 “Derivatives” for more information on this interest rate swap. No other assets or liabilities are measured at fair value under SFAS No. 157 as of January 31, 2009.
Derivatives
The Company participates in an interest rate related derivative instrument to manage its exposure on debt instruments. The Company records all derivative instruments on the consolidated balance sheet as either assets or liabilities measured at fair value under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. The Company measures the fair value of its derivative instruments under the provisions of SFAS No. 157. Changes in the fair value of these derivative instruments are recorded either through current earnings or as other comprehensive income (loss), depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the periods in which earnings are impacted by the hedged item.
Environmental Costs
The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimable in accordance with the American Institute of Certified Public Accountant’s Statement of Position 96-1, “Environmental Remediation Liabilities,” (“SOP 96-1”). Accruals to address estimated costs for environmental obligations generally are recognized no later than the date when the Company learns what cleanup measures, if any, are likely to occur to address the environmental conditions at issue. In accordance with SOP 96-1, included in such obligations are the estimated direct costs to investigate and address the conditions on Company property and the associated engineering, legal and consulting costs. Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted to their present value.

Accounting for Contingencies
The Company is involved in various legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies, it records accruals for contingencies to the extent that it concludes that their occurrence is probable and that the related liabilities are estimable and it records anticipated recoveries under existing insurance contracts when assured of recovery. The Company considers many factors in making these assessments including the progress of the case, opinions or views of legal counsel, prior case law, the experience of the Company or other companies in similar cases, and its intent on how to respond. Because litigation and other contingencies are inherently unpredictable and excessive verdicts do occur, these assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.
Supplemental Cash Flow Information

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
(dollars in millions)	January 31, 2009	February 2, 2008	February 3, 2007

Interest paid	$69.1	$34.5	$28.5
Income taxes paid	$7.4	$13.1	$29.4
Non-cash investing and financing activities:
Accrued capital additions	$16.7	$25.3	$23.0
Capital lease additions	$—	$1.2	$—
Accrued intangible asset additions	$—	$—	$10.0

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
The purchase price allocation, net of cash acquired, was as follows:

(dollars in millions)

Receivables	$91.3
Inventories	184.6
Other current assets	35.7

Total current assets	311.6
Property and equipment	68.0
Goodwill	283.4
Indefinite lived tradenames	388.1
Finite lived intangible assets*	84.2
Other assets	10.7

Total assets acquired	1,146.0

Accounts payable	(53.4)
Accrued expenses and other current liabilities	(61.3)

Total current liabilities	(114.7)
Long-term debt	(46.0)
Long-term deferred tax liabilities	(178.3)
Other long-term liabilities	(20.4)

Total liabilities	(359.4)

Net assets acquired	$786.6

*	Finite lived intangible assets will be amortized as follows:

	Fair Value	Weighted Average
Type	(in millions)	Useful Life

Tradenames	$7.2	8 Years
Customer relationships	67.1	8 Years
Customer backlog	2.2	0.75 Years
Other intangibles	7.7	5 Years

	$84.2

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

The significant components of the exit costs incurred as of January 31, 2009, are summarized as follows:

	Total Costs Incurred as of	Accrual Balance as of	52 Weeks Ended January 31, 2009		Accrual balance as of
(dollars in millions)	January 31, 2009	February 2, 2008	Costs Incurred	Cash Payments	January 31, 2009

Employee severance costs	$16.4	$12.8	$1.9	$(9.0)	$5.7
Contract termination and other costs	2.5	1.2	1.3	(1.5)	1.0

Total	$18.9	$14.0	$3.2	$(10.5)	$6.7

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
The purchase price allocation, net of cash acquired, was as follows:

(dollars in millions)

Current assets	$4.6
Goodwill	34.3
Indefinite lived tradenames	40.6
Finite lived intangible assets*	16.5

Total assets acquired	96.0

Current liabilities	(4.9)

Total liabilities acquired	(4.9)

Net assets acquired	$91.1

*	Finite lived intangible assets will be amortized as follows:

	Fair Value	Weighted Average
Type	(in millions)	Useful Life

Tradenames	$7.1	10 Years
Customer relationships	9.2	7 Years
Non-compete contracts	0.2	3 Years

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

Pro forma Financial Information
The following pro forma combined results of operations for the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007 for the acquisitions of Stride Rite and Collective Licensing have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that will be achieved by the combined company in the future.
The pro forma combined results of operations assume that the acquisitions of Stride Rite and Collective Licensing occurred at the beginning of the 2007 fiscal year. The results have been prepared by adjusting the historical results of the Company to include the historical results of Stride Rite and Collective Licensing, the incremental interest expense and the impact of the preliminary purchase price allocations discussed above. The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and Stride Rite and Collective Licensing or any estimated costs that will be incurred by the Company to integrate the businesses.

	52 Weeks Ended	53 Weeks Ended
(dollars in millions, except per share)	February 2, 2008	February 3, 2007

Net sales	$3,495.3	$3,506.9
Net earnings	37.6	72.9

Basic earnings per share	$0.58	$1.11
Diluted earnings per share	$0.58	$1.09
Note 3 — Exit Costs
During the first quarter of 2007, the Company’s Board of Directors approved a plan to shift to a new distribution model. As part of the plan, the Company opened a new distribution center in Brookville, Ohio, which began operation in the fourth quarter of 2008. This distribution center is in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. Once both new distribution centers are operating satisfactorily, the Company plans to close its current distribution center in Topeka, Kansas. Total exit costs are currently estimated to be approximately $12 million, consisting of approximately $3 million of non-cash accelerated depreciation expenses, approximately $7 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The exit costs are recorded as costs of sales in the consolidated statements of (loss) earnings and are included in the Payless Domestic segment. Actual results could vary from these estimates.
The significant components of the exit costs incurred as of January 31, 2009 are summarized as follows:

	Total Costs Incurred as of	Accrual Balance as of	52 Weeks Ended January 31, 2009		Accrual balance as of
(dollars in millions)	January 31, 2009	February 2, 2008	Costs Incurred	Cash Payments	January 31, 2009

Employee severance costs	$7.3	$5.2	$1.1	$(0.2)	$6.1
Contract termination	2.2	—	—	—	—

Subtotal	9.5	$5.2	1.1	$(0.2)	$6.1

Accelerated depreciation	2.6		0.3

Total	$12.1		$1.4

The majority of the remaining exit costs will be recognized over the period until the Topeka distribution center is closed, which is expected to be in the second quarter of 2009.

Note 4 — Discontinued Operations
Payless Domestic
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations for the 52 weeks ended January 31, 2009, the 52 weeks ended February 2, 2008, and the 53 weeks ended February 3, 2007, for Parade and 26 Payless stores closed in connection with the 2004 restructuring plan are classified as discontinued operations within the Payless Domestic segment. Payless stores are considered for discontinued operations disclosure if the nearest store is greater than 10 miles from the closed store. If the nearest store is greater than 10 miles from the store to be closed, the store is generally not expected to realize a migration of significant direct cash inflows as a result of the closure and, consequently, these stores are considered to be discontinued operations. If the nearest store is less than 10 miles from the closed store, the Company generally expects to realize a migration of significant direct cash inflows as a result of the closure and those stores are not reported as discontinued operations. Losses from discontinued operations net of income taxes for the 52 weeks ended January 31, 2009 and the 53 weeks ended February 3, 2007 were $0.7 million and $0.5 million, respectively. There was no loss from discontinued operations for the 52 weeks ended February 2, 2008. Additionally, the consolidated balance sheets include the assets of Parade and the 26 Payless closed stores presented as discontinued operations. As of January 31, 2009, current assets of discontinued operations were $1.3 million, current liabilities of discontinued operations were $1.9 million and noncurrent liabilities of discontinued operations were $0.3 million. As of February 2, 2008, current assets of discontinued operations were $0.8 million and current liabilities of discontinued operations were $1.3 million, respectively. There were no noncurrent liabilities of discontinued operations as of February 2, 2008.
Payless International
During 2006, the Company exited its retail operations in Japan and closed its one store location. In 2004, the Company closed all stores in Peru and Chile. Losses from discontinued operations net of minority interest for the 53 weeks ended February 3, 2007 was $2.9 million. There was no impact related to discontinued operations on net (loss) earnings for the 52 weeks ended January 31, 2009 and February 2, 2008. There was no impact related to discontinued operations relating to this segment on the consolidated balance sheets as of January 31, 2009 and February 2, 2008.

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

(dollars in millions, except per share)			2008
Quarter	First (3)	Second (3)	Third	Fourth (4)	Year

Net sales	$932.4	$911.7	$862.7	$735.2	$3,442.0
Gross margin	305.1	282.8	298.7	122.6	1,009.2
Net earnings (loss) from continuing operations	20.1	8.2	47.4	(143.7)	(68.0)
Earnings (loss) from discontinued operations, net of income taxes and minority interest	(0.4)	(0.1)	0.1	(0.3)	(0.7)

Net earnings (loss)	$19.7	$8.1	$47.5	$(144.0)	$(68.7)

Basic earnings (loss) per share:(1)
Earnings (loss) from continuing operations	$0.32	$0.13	$0.75	$(2.28)	$(1.08)
Loss from discontinued operations	(0.01)	—	—	—	(0.01)

Basic earnings (loss) per share	$0.31	$0.13	$0.75	$(2.28)	$(1.09)

Diluted earnings (loss) per share:(1)
Earnings (loss) from continuing operations	$0.32	$0.13	$0.75	$(2.28)	$(1.08)
Loss from discontinued operations	(0.01)	—	—	—	(0.01)

Diluted earnings (loss) per share	$0.31	$0.13	$0.75	$(2.28)	$(1.09)

(dollars in millions, except per share)			2007
Quarter	First	Second	Third (2)(3)	Fourth (3)	Year

Net sales	$728.6	$699.3	$830.7	$776.8	$3,035.4
Gross margin	268.9	240.6	267.2	214.2	990.9
Net earnings (loss) from continuing operations	39.0	24.7	25.6	(46.6)	42.7
Earnings (loss) from discontinued operations, net of income taxes and minority interest	(0.1)	0.2	(0.1)	—	—

Net earnings (loss)	$38.9	$24.9	$25.5	$(46.6)	$42.7

Basic earnings (loss) per share:(1)
Earnings (loss) from continuing operations	$0.60	$0.38	$0.40	$(0.73)	$0.66
Earnings from discontinued operations	—	0.01	—	—	—

Basic earnings (loss) per share	$0.60	$0.39	$0.40	$(0.73)	$0.66

Diluted earnings (loss) per share:(1)
Earnings (loss) from continuing operations	$0.59	$0.37	$0.39	$(0.73)	$0.65
Earnings from discontinued operations	—	0.01	—	—	—

Diluted earnings (loss) per share	$0.59	$0.38	$0.39	$(0.73)	$0.65

(1)	Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(2)	The Company recognized an income tax benefit in the 13 week period ended November 3, 2007 as a result of adjusting the Company’s year-to-date tax provision to reflect the reduced effective tax rate for the year.

(3)	Financial information since August 17, 2007 contains Stride Rite operating results and the related impact of purchase accounting.

(4)	Fourth quarter 2008 financial information includes the impact of the impairment of goodwill ($42.0 million), the impairment of tradenames ($88.2 million) and tangible asset impairment and other charges ($19.3 million), partially offset by net litigation insurance recoveries ($16.8 million).

Note 6 — Intangible Assets
The following is a summary of the Company’s intangible assets:

(dollars in millions)	2008	2007

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$33.2	$69.9
Less: accumulated amortization	(22.3)	(54.7)

Carrying amount, end of period	10.9	15.2

Customer relationships:
Gross carrying amount	76.3	73.7
Less: accumulated amortization	(22.0)	(5.9)

Carrying amount, end of period	54.3	67.8

Tradenames and other intangible assets:
Gross carrying amount	21.5	20.7
Less: accumulated amortization	(6.2)	(3.5)

Carrying amount, end of period	15.3	17.2

Total carrying amount of intangible assets
subject to amortization	80.5	100.2
Indefinite-lived tradenames	365.5	459.3

Total intangible assets	$446.0	$559.5

The estimated useful life for each class of intangible assets is as follows:

Favorable lease rights	A weighted-average period of 11 years. Favorable lease rights are amortized over the term of the underlying lease, including renewal options in instances where failure to exercise renewals would result in an economic penalty.
Tradenames and other intangible assets	0.75 to 10 years
Customer relationships	8 years
Each period the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If the Company were to determine that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.
Additionally, events and circumstances may indicate that the book value of one or more intangible assets is not recoverable and its fair value is less than its book value, resulting in recognition of an impairment charge. In the fourth quarter of 2008, due to weakening economic conditions combined with weaker than expected holiday sales and a repositioning of the Company strategy’s for certain tradenames, the Company revised its financial projections related to certain tradenames. As a result of this revision, the Company assessed certain of its intangible asset’s fair value, which is based largely on the present value of expected future cash flows. As a result of this assessment, the Company recorded an impairment charge, within cost of sales and within the Stride Rite Wholesale reporting segment, of $88.2 million related to its indefinite-lived tradenames. Of this charge, $57.4 million related to the Stride Rite tradename and $30.8 million related to the Keds tradename.

Customer relationships are amortized using an economic patterning technique based on when the benefits of the asset are expected to be used. All other intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense on intangible assets is as follows:

(dollars in millions)	2008	2007	2006

Amortization expense on intangible assets	$21.8	$12.6	$3.2
The Company expects amortization expense for the next five years to be as follows (in millions):

Year	Amount

2009	$19.5
2010	15.5
2011	12.6
2012	10.2
2013	8.6
Note 7 — Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill but tests it for impairment annually, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. A reporting unit is the operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.
A change in events or circumstances, including a change in strategic direction, or a change in the competitive or economic environment could adversely affect the fair value of one or more reporting units. In the fourth quarter of 2008, due to weakening economic conditions combined with weaker than expected holiday sales, the Company updated many of its financial projections. These circumstances indicated a potential impairment of its goodwill and, as such, the Company assessed the fair value of its goodwill to determine if the book value exceeded its fair value. As a result of this update the Company determined that the book value of its goodwill exceeded its fair value and recorded an impairment charge of $42.0 million within the Stride Rite Retail reporting segment.
The changes in the carrying amount of goodwill, by reporting segment, for the year ended January 31, 2009, are as follows:

	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	Wholesale	Retail	Consolidated

Balance as of February 2, 2008	$40.2	$238.8	$42.0	$321.0
Adjustment to Stride Rite purchase price allocation	—	2.6	—	2.6
Impairment of goodwill	—	—	(42.0)	(42.0)

Balance as of January 31, 2009	$40.2	$241.4	$—	$281.6

Note 8 — Long-term Debt
On August 17, 2007, the Company entered into a $725 million term loan (the “Term Loan Facility”) and a $350 million Amended and Restated Loan and Guaranty Agreement (the “Revolving Loan Facility” and collectively with the Term Loan Facility, the “Loan Facilities”). The Loan Facilities rank pari passu in right of payment and have the lien priorities specified in an intercreditor agreement executed by the administrative agent to the Term Loan Facility and the administrative agent to the Revolving Loan Facility. The Loan Facilities are senior secured loans guaranteed by substantially all of the assets of the borrower and the guarantors, with the Revolving Facility having first priority in accounts receivable, inventory and certain related assets and the Term Loan Facility having first priority in substantially all of the borrower’s and the guarantors’ remaining assets, including intellectual property, the capital stock of each domestic subsidiary, any intercompany notes owned by the Borrower and the guarantors, and 66% of the stock of non-U.S. subsidiaries directly owned by borrower or a guarantor. As of January 31, 2009, the fair value of the Term Loan was $486.8 million based on a current market conditions and perceived risks.
The Revolving Loan Facility matures on August 17, 2012. The Revolving Loan Facility bears interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels and commitment fee payable on the unborrowed balance of 0.25%. The Revolving Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 31, 2009, the Company was in compliance with all covenants. The facility will be available as needed for general corporate purposes. The variable interest rate including the applicable variable margin at January 31, 2009, was 2.18%. As of January 31, 2009, the Company’s borrowing base on its Revolving Loan Facility was $292.0 million less $83.0 million in outstanding letters of credit, or $209.0 million.
The Term Loan Facility matures on August 17, 2014. The Term Loan Facility amortizes quarterly in annual amounts of 1.0% of the original amount, with the final installment payable on the maturity date. The Term Loan Agreement provides for mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction so long as the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0:1.0. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans. The Term Loan Facility contains a total leverage ratio covenant and other various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 31, 2009, the Company was in compliance with all covenants.
Based upon the provisions of the Term Loan Facility, the Company may be required to make an excess cash flow mandatory prepayment on the Term Loan Facility no later than 120 days after the Company’s fiscal year end. Based on 2008 results, the Company anticipates that it will be required to make such a mandatory prepayment of $17.5 million. The excess cash flow mandatory prepayment is an annual requirement under the Term Loan Facility. The mandatory prepayment is classified within current maturities of long-term debt on the consolidated balance sheet.
On August 17, 2007, as part of the Stride Rite acquisition, the Company acquired and immediately repaid $46.0 million in Stride Rite debt.
In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. The Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of other subordinated debt or make certain investments. As of January 31, 2009, the Company was in compliance with all covenants. As of January 31, 2009, the fair value of the Notes was $158.4 million based on recent trading activity of the Notes. Under the terms of the note covenants on or after August 1, 2008, the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Year	Percentage

2009	102.750%
2010	101.375%
2011 and thereafter	100.000%
Long-term debt and capital-lease obligations were:

(dollars in millions)	2008	2007

Term Loan Facility	$715.9	$723.2
Senior Subordinated Notes*	196.2	197.8
Revolving Loan Facility	—	—
Capital-lease obligations	1.1	1.3

Total debt	913.2	922.3
Less: current maturities of long-term debt	24.8	7.4

Long-term debt	$888.4	$914.9

*	At January 31, 2009, the remaining $198 million of 8.25% Senior Subordinated Notes are recorded at $196.2 million (net of $1.8 million discount). At February 2, 2008, the notes were recorded at $197.8 million (net of $2.2 million discount).

Future debt maturities as of January 31, 2009 are as follows:

	Senior
	Subordinated	Term Loan	Capital-lease
(dollars in millions)	Notes	Facility	obligations	Total

2009	$—	$24.7	$0.1	$24.8
2010	—	7.1	0.1	7.2
2011	—	7.1	0.1	7.2
2012	—	7.1	0.1	7.2
2013	198.0	7.1	0.1	205.2
Thereafter	—	662.8	0.6	663.4

Total	$198.0	$715.9	$1.1	$915.0

Note 9 — Derivatives
The Company entered into an interest rate swap arrangement for an initial amount of $540 million on August 17, 2007 to hedge a portion of its variable rate term loan facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of January 31, 2009, the Company has hedged $430 million of its term loan facility. This derivative instrument is designated as a cash flow hedge for accounting purposes, and the change in the fair value of this instrument is recorded as a component of accumulated other comprehensive income (loss) within shareowners’ equity on the consolidated balance sheet. There was no ineffectiveness in 2008 related to this derivative instrument. As of the end of 2008, the Company performed an analysis on its interest rate swap, which included a counterparty performance risk assessment, and concluded that there is no ineffectiveness.
As of January 31, 2009, the Company has recorded $21.5 million in other long-term liabilities, with the offsetting amounts of $13.1 million and $8.4 million recorded to accumulated other comprehensive income (loss) and deferred tax assets, respectively, related to the fair value of the interest rate swap. Realized gains or losses on the hedging instrument occur when a portion of the hedge settles or if it is probable that the forecasted transaction will not occur. Realized gains and losses are classified in interest expense. The following table shows the changes in the value of the derivative for 2008:

(dollars in millions)

Derivative balance recorded in other liabilities at February 2, 2008	$23.5
Net settlement of derivative recorded in earnings	(10.1)
Net unrealized change in derivative balance	8.1

Derivative balance recorded in other liabilities at January 31, 2009	$21.5

The Company expects $13.9 million of the fair value of the interest rate swap recorded in other long-term liabilities to be recognized in earnings during the next 12 months.
Note 10 — Pension Plans
The Company has a pension plan that covers a select group of Payless management employees (“Payless Plan”) and a pension plan that covers certain Stride Rite employees (“Stride Rite Plan”). To calculate pension expense, the Company uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually by management for reasonableness. The measurement date used for the 2008 actuarial valuation was January 31, 2009 for these plans.
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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) (“AOCI”) to report the funded status of defined benefit pension and other postretirement benefit plans. The adjustment to AOCI at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs. These amounts will be subsequently recognized as net periodic pension cost subject to the Company’s historical accounting policy for amortizing such amounts. Additional minimum pension liabilities (“AML”) and related intangible assets are also derecognized upon adoption of the new standard. The statement requires prospective application, and the recognition and disclosure requirements are effective for companies with fiscal years ending after December 15, 2006. The Company adopted SFAS No. 158 as of February 3, 2007. The following table summarizes the incremental effect of adopting the provisions of SFAS No. 158 on the Company’s consolidated balance sheets.

	Prior to AML
	Adjustment and		Effect of
	Adoption of	AML	Adopting SFAS	As Reported at
(dollars in millions)	SFAS 158	Adjustment	158	February 3, 2007

Other assets	$17.8	$1.8	$(3.2)	$16.4
Accrued expenses	188.7	—	1.5	190.2
Other liabilities	120.8	6.9	4.7	132.4
Accumulated other comprehensive income, net of income taxes	8.4	(3.1)	(4.7)	0.6
Included in accumulated other comprehensive income are the following amounts that have not yet been recognized in net periodic pension cost:

	Unrecognized
	Prior Service	Unrecognized
(dollars in millions)	Cost	Losses/(Gains)	Total AOCI

Reconciliation of accumulated other comprehensive income:
Amount at February 2, 2008	$11.8	$9.2	$21.0
Amortization recognized	(1.6)	(0.7)	(2.3)
New amounts recognized	—	(1.3)	(1.3)

Amount at January 31, 2009	$10.2	$7.2	$17.4

The unrecognized loss and prior service cost included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during fiscal year 2009 is $0.4 million and $1.6 million, respectively.
The following information provides a summary of the funded status of the plan, amounts recognized in the consolidated balance sheets, and major assumptions used to determine these amounts:

(dollars in millions)	2008	2007

Change in projected benefit obligation:
Obligation at beginning of year	$41.0	$31.1
Service cost	0.4	1.0
Interest cost	2.4	1.8
Plan amendments	—	9.1
Actuarial gain	(1.3)	(0.5)
Benefits paid	(2.4)	(1.5)

Obligation at end of year	$40.1	$41.0

Assumptions:
Discount rate	6.50%	6.00%
Salary increases	4.0%	4.0%
As the plan is unfunded, the total benefit obligation at the end of each fiscal year is recognized as a liability on the consolidated balance sheet. Of the $40.1 million liability recognized as of January 31, 2009, $3.5 million is recorded in accrued expenses and $36.6 million is recorded in other liabilities. The accumulated benefit obligation as of January 31, 2009 and February 2, 2008 was $36.8 million and $37.8 million, respectively.
Employer contributions and employer benefits paid were $2.4 million in the current year.

The components of net periodic benefit costs for the plan were:

(dollars in millions)	2008	2007

Components of pension expense:
Service cost	$0.4	$1.0
Interest cost	2.4	1.8
Amortization of prior service cost	1.6	0.5
Amortization of actuarial loss	0.7	0.6

Total	$5.1	$3.9

Assumptions:
Discount rate	6.50%	6.00%
Salary increases	4.0%	4.0%
Estimated future benefit payments for the next five years and the aggregate amount for the following five years for this plan are:

(dollars in millions)

2009	$3.5
2010	8.9
2011	3.5
2012	3.6
2013	3.7
2014–2018	22.0
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
Included in accumulated other comprehensive income (loss) are the following amounts that have not yet been recognized in net periodic pension cost:

Unrecognized
(dollars in millions)	Loss (Gains)

Amount at February 2, 2008	$3.5
Amortization recognized	—
New amounts recognized	22.7

Amount at January 31, 2009	$26.2

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about Stride Rite’s defined benefit pension plan:

(dollars in millions)	2008	2007

Change in projected benefit obligation:
Obligation at prior measurement date	$69.1	$68.1
Service cost	—	—
Interest cost	4.4	2.0
Plan amendments	—	—
Actuarial loss	2.7	0.1
Benefits paid	(2.7)	(1.1)

Obligation at end of year	$73.5	$69.1

Assumptions:
Discount rate	6.25%	6.50%
Salary increases	n/a	n/a

The following table summarizes the change in plan assets:

(dollars in millions)	2008	2007

Fair value of plan assets at prior measurement date	$57.0	$58.5
Act ual return on plan assets	(15.3)	(1.2)
Employer contributions	5.3	0.8
Benefits paid	(2.7)	(1.1)

Fair value of plan assets at end of year	$44.3	$57.0

Underfunded status at end of year	$(29.2)	$(12.1)

The $29.2 million and $12.1 million liabilities recognized as of January 31, 2009 and February 2, 2008, respectively, are included in other long-term liabilities on the consolidated balance sheet.
The components of net periodic benefit costs for the plan were:

(dollars in millions)	2008	2007

Service cost	$—	$—
Interest cost	4.4	2.0
Expected return on assets	(4.8)	(2.2)

Net periodic benefit cost (income)	$(0.4)	$(0.2)

Assumptions:
Discount rate	6.50%	6.50%
Expected long-term return on plan assets	8.25%	8.25%
Salary increases	n/a	n/a
The accumulated benefit obligation for the plan was:

(dollars in millions)	2008	2007

Projected benefit obligation	$73.5	$69.1
Accumulated benefit obligation	73.5	69.1
Fair value of plan assets	44.3	57.0
The Company expects $1.7 million of net loss included in accumulated other comprehensive income (loss) to be recognized in net periodic pension cost during fiscal year 2009.
In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the plan’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change expense by approximately $0.2 million. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $0.1 million in the expense. As the result of stopping the accrual of future benefits, a salary growth assumption is no longer applicable.
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
The Company’s written investment policy for the Stride Rite Plan establishes investment principles and guidelines and defines the procedures that will be used to control, evaluate and monitor the investment practices for the plan. An administrative committee designated by the Board of Directors provides investment oversight for the plan. Stated investment objectives are:
•	Maintain a portfolio of secure assets of appropriate liquidity and diversification that will generate investment returns, combined with expected future contributions, that should be sufficient to maintain the plan’s funded state or improve the funding level of the plan if it is in deficit.

•	To control the long-term costs of the plan by maximizing return on the assets subject to meeting the objectives above.

The plan’s target allocation per the investment policy and weighted average asset allocations by asset category are:

	Target
	Allocation	2008	2007

Domestic equity securities	48% – 58%	44%	49%
International equity securities	10% – 14%	10%	13%
Domestic fixed income securities	32% – 38%	39%	38%
Cash	0% – 5%	7%	0%

		100%	100%

The portfolio is designed to achieve a balanced return of current income and modest growth of capital, while achieving returns in excess of the rate of inflation over the investment horizon in order to preserve purchasing power of plan assets. All plan assets are required to be invested in liquid securities. While the Company is outside of its target range as of January 31, 2009, it is still within the guidelines set forth by the investment policy.
The Company plans to contribute $3.2 million to this pension plan during the 2009 fiscal year. The Company’s future contributions will depend upon market conditions, interest rates and other factors and may vary significantly in future years based upon the plan’s funded status as of the 2009 measurement date.
Estimated future benefit payments for the next five years and the aggregate amount for the following five years for this plan are:

(dollars in millions)

2009	$3.1
2010	3.1
2011	3.3
2012	3.5
2013	3.7
2014-2018	21.9
Note 11 — Defined Contribution Plans
The Company has two qualified profit sharing plans offered by Payless ShoeSource (“Payless Profit Sharing Plans”) that cover full-time associates who have worked for the Company for 60 days and have attained age 21 or part-time associates who have completed one full year of employment and have attained age 21. The Payless Profit Sharing Plans are defined contribution plans that provide for Company contributions at the discretion of the Board of Directors. Full-time associates are eligible for a Company matching contribution upon completion of 180 days of employment. Part-time associates must complete one full year of employment to be eligible for the Company match. Effective February 26, 2009, beginning with the 2009 plan year, the Payless Profit Sharing Plans were amended to provide that the Company has discretion to contribute up to 2.5% of its pre-tax earnings from continuing operations as defined by the Payless Profit Sharing Plans. Associate contributions up to 5% of their pay are eligible for the match. Prior to the February 26, 2009 amendment, the Payless Profit Sharing Plans provided for a minimum guaranteed Company matching contribution of $0.25 per $1.00 contributed by Associates up to 5% of their pay. The maximum Company matching contribution to be made by the Company was 2.5% of the Company’s pre-tax earnings from continuing operations. At the discretion of the Board of Directors, the Company contribution for plan year 2008 was determined to be $2.4 million. Associates may voluntarily contribute to the Payless Profit Sharing Plans on both a pre-tax and after-tax basis. For the 2008 plan year, the Company’s contribution is allocated to all Associates participating in the Payless Profit Sharing Plans who have worked for the Company for at least six months, if full-time, or one year, if part-time, as of December 31. Total profit sharing contributions made for the Plans for the 2008, 2007 and 2006 plan years were $2.4 million, $3.0 million and $4.2 million, respectively.
Stride Rite also provides a qualified defined contribution plan for its associates. This qualified defined contribution plan enables eligible associates to defer a portion of their salary to be held by the trustees of the plan. The Company makes an additional contribution to the plan equal to a maximum of 100% of the first 6% of salary deferred by each participant. Total profit sharing contributions for this plan for 2008 and 2007 were $3.0 million and $1.1 million, respectively. Effective April 1, 2009, the matching contribution is 100% on the first 3% of salary deferred and 50% on the next 3% of salary deferred. Matching contributions are made on a regular basis as salary is deferred and are not subject to a true-up at the end of the year.
Note 12 — Share-Based Compensation
Effective January 29, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment”, using the modified prospective transition method and therefore has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with share-based awards recognized in fiscal years 2006, 2007 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for

Stock-Based Compensation”, and (b) compensation cost for all share-based payments granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
The Company elected to adopt the alternative transition method to account for the tax effects of share-based payment awards as provided in FASB Staff Position FAS 123(R)-3: “Transition Election Related to Accounting for the Tax effects of Share-Based Payment Awards” (“FSP 123(R)-3”) during the second quarter of 2006.
Equity Incentive Plans
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SARs”) and cash-settled stock appreciation rights (“cash-settled SARs”), as well as full value vehicles consisting of nonvested shares and phantom stock units. Appreciation vehicles granted under the 1996 and 2006 Stock Incentive Plans are granted at the fair market value on the date of grant and may be exercised only after stated vesting dates or other vesting criteria, as applicable, has been achieved. Generally, vesting of appreciation vehicles is conditioned upon continued employment with the Company, although appreciation vehicles may be exercised during certain periods following retirement, disability or death. Historically, the Company has used treasury shares for settlement of share-based compensation.
Under the 1996 Stock Incentive Plan, which expired in April 2006, the Company was authorized to grant a maximum of 15,600,000 shares, of which no more than 1,200,000 could be issued pursuant to non-vested share grants. Appreciation vehicles granted under the plan had a maximum term of 10 years and could vest on a graded schedule or a cliff basis. The exercise prices of appreciation vehicles equaled the average of the high and low trading prices of the Company’s stock on the grant date. Non-vested shares granted under the plan could be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to ten years, as determined at the date of grant. Associates who received non-vested shares paid no monetary consideration.
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
Stock Options

Transactions for stock options for fiscal year 2008 as well as information about stock options outstanding, vested or expected to vest, and exercisable at January 31, 2009 were as follows:

	52 Weeks Ended January 31, 2009
		Weighted Average
(units in thousands)	Options	Exercise Price	As of January 31, 2009
Outstanding at beginning of period	2,819	$19	Weighted Average
Granted	—	—	Remaining
Exercised	—	—	Contractual Life	Aggregate
Forfeited or expired	(162)	21	(in years)	Intrinsic Value

Outstanding at end of period	2,657	19	3	$—
Vested and expected to vest at end of period	2,652	19	3	—
Exercisable at end of period	2,269	18	3	—
The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price. As the grant price for all awards exceeds the current market price, there was no aggregate intrinsic value for these awards.
There were no stock options exercised during 2008 and therefore no cash received from options exercised nor any tax benefit realized on exercises in 2008. The total intrinsic value of options exercised during 2007 and 2006 was $6.5 million and $24.0 million, respectively. Cash received from option exercises for 2007 and 2006 was $8.2 million and $46.6 million, respectively, excluding cash received from the Company’s employee stock purchase and deferred compensation plans. The tax benefit realized for the deductions from options exercised during 2007 and 2006 was $2.6 million and $8.6 million, respectively. The weighted average fair value of units granted per unit for 2006 was $10. The Company did not grant any stock options in 2008 and 2007.
Stock-settled SARs
During 2008, the Company granted 1,146,262 stock-settled SARs under the 2006 Stock Incentive Plan. Of this amount, 677,434 are subject to a three-year graded vesting schedule and 468,828 are subject to a three-year cliff vesting schedule. None of the vesting requirements are based on any performance conditions.
Upon exercise of a stock-settled SAR, employees will receive a number of shares of common stock equal in value to the appreciation in the fair market value of the underlying common stock from the grant date to the exercise date of the stock-settled SAR. All of the stock-settled SARs issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the stock-settled SAR. As a result of the appreciation cap, a maximum of 2/3 of a share of common stock may be issued for each stock-settled SAR granted.
Transactions for stock—settled SARs for the fiscal year 2008 and information about stock-settled SARs outstanding, stock-settled SARs vested or expected to vest and stock-settled SARs exercisable at January 31, 2009 were as follows:

	52 Weeks Ended January 31, 2009
	Stock-Settled	Weighted Average
(units in thousands)	SARs	Exercise Price	As of January 31, 2009
Outstanding at beginning of period	2,371	$26	Weighted Average
Granted	1,146	14	Remaining
Exercised	—	—	Contractual Life	Aggregate
Forfeited or expired	(219)	24	(in years)	Intrinsic Value

Outstanding at end of period	3,298	22	5	$—
Vested and expected to vest at end of period	3,152	22	5	—
Exercisable at end of period	838	25	5	—

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price. As the grant price for all awards exceeded the current market price, there was no aggregate intrinsic value for these awards.
There were no stock-settled SARs exercised or related tax benefits realized during 2008 or 2006. The total intrinsic value of stock-settled SARs exercised during 2007 was $0.6 million. The tax benefit realized for the deductions from stock-settled SARs exercised during 2007 was $0.2 million. The weighted average fair value of units granted per unit for 2008, 2007 and 2006 were $6, $12 and $9, respectively.
Nonvested Shares and Share Units
During 2008, the Company granted 326,070 nonvested shares, of which 26,922 were related to a performance grant under the 2006 Stock Incentive Plan. The Company granted 284,923 nonvested shares that were subject to a three year graded vesting schedule, and the remaining 14,225 nonvested shares are subject to a three-year cliff vesting schedule, which is not based on any performance vesting conditions. The performance condition for the 26,922 shares satisfied a 50% performance level for 2008 and, as such, 50% of the related nonvested shares will vest.
During 2008, the Company granted 3,670 phantom nonvested shares subject to a three-year graded vesting schedule, which is not based on any performance vesting conditions and 2,250 phantom nonvested shares subject to a performance vesting condition. Each phantom nonvested share is worth the cash value of one share of common stock.
During 2008, the Company granted 14,136 nonvested shares under the Director Plan. These shares will vest on May 22, 2009. In addition, pursuant to the provisions of the Director Plan, Directors elected to defer compensation into 34,568 share units that will be issued as common stock subsequent to the Directors’ resignation from the Board. These share units will vest on May 22, 2009. Deferral does not affect vesting. Deferred share units are excluded from the summary table of nonvested shares.
During 2008, the Company cancelled, by mutual agreement and without monetary consideration, 271,113 nonvested share units with market based performance conditions under the 2006 Stock Incentive Plan. These shares, which were awarded in 2007, were subject to a market appreciation condition and a three-year cliff vesting schedule. As a result of cancelling these awards the Company accelerated the recognition of $3.5 million of expense in the fourth quarter of 2008.
Excluding deferred shares under the Director Plan, transactions for nonvested shares and share units for the fiscal year 2008 were as follows:

	52 Weeks Ended January 31, 2009
	Nonvested Shares	Weighted Average
(shares in thousands)	and Share Units	Grant Date Fair Value

Nonvested at beginning of period	1,246	$25
Granted	346	13
Vested	(269)	21
Forfeited or expired	(594)	29

Nonvested at end of period	729	18

The weighted average grant date fair value of nonvested shares granted in 2008, 2007 and 2006 was $13, $26 and $23, respectively. Included in the 729 thousand shares and share units are the 14,136 nonvested, non-deferred shares under the Director Plan and the 5,920 phantom nonvested shares that will be settled in cash.

Cash-settled SARs
During 2008, the Company issued 17,750 cash-settled SARs on 17,750 shares. Of this amount, 5,250 are subject to a three-year graded vesting schedule and 12,500 are subject to a three-year cliff vesting schedule. None of the vesting requirements are based on any performance conditions.
Transactions for cash-settled SARs for the fiscal year 2008 were as follows:

	52 Weeks Ended January 31, 2009
	Cash-Settled	Weighted Average
(shares in thousands)	SARs	Grant Price

Outstanding at beginning of period	170	$25
Granted	18	14
Vested	—	—
Forfeited or expired	(31)	25

Outstanding at end of period	157	23
Exercisable or convertible at end of period	61	23
The weighted average fair value per unit granted for 2008, 2007 and 2006 was $6, $12 and $9, respectively. Cash-settled SARs are liability awards and the fair value and expense recognized for all awards is updated each reporting period.
Fair Value
The Company uses a binomial model to determine the fair value of its share-based awards. The binomial model considers a range of assumptions relative to volatility, risk-free interest rates and employee exercise behavior, which more accurately models actual employee behaviors. The Company believes the binomial model provides a fair value that is representative of actual and future experience.
The fair value of options and stock-settled SARs granted were calculated using the following assumptions:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 31, 2009	February 2, 2008	February 3, 2007

Risk-free interest rate	2.4%	4.6%	4.9%
Expected dividend yield	—%	—%	—%
Expected appreciation vehicle life (in years)	6	5	6
Weighted-average expected volatility	38%	38%	35%
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
The total fair value of shares vested during 2008, 2007 and 2006 was $5.4 million, $8.8 million and $5.5 million, respectively.
Compensation Expense
SFAS No. 123(R) requires compensation expense associated with share-based awards to be recognized over the requisite service period, which for the Company is the period between the grant date and the award’s stated vesting term.
The Company used the tranche specific attribution method for stock option and nonvested share awards with graded vesting issued prior to the adoption of SFAS No. 123(R). Share-based awards issued after the adoption of SFAS No. 123(R) are expensed under the straight-line attribution method, with the exception of market or performance-based nonvested shares that are expensed under the tranche specific attribution method.
The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are expected to vest. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is evaluated quarterly and the forfeiture rate is adjusted as necessary. For performance-based stock-settled SARs, compensation expense is recorded over the vesting period based on estimates of achieving the performance goal. Ultimately, the actual expense recognized over the vesting period will be based on only those shares that vest.
Total share-based compensation expense of $20.7 million before tax has been included in the Company’s consolidated statements of (loss) earnings for the 52 weeks ended January 31, 2009. No amount of share-based compensation has been capitalized. Total share-based compensation expense is summarized as follows:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
(dollars in millions, except per share amounts)	January 31, 2009	February 2, 2008	February 3, 2007

Cost of sales	$5.2	$3.8	$4.1
Selling, general and administrative expenses	15.5	10.8	8.1

Share-based compensation expense before income taxes	20.7	14.6	12.2
Tax benefit	(7.9)	(5.5)	(4.4)

Share-based compensation expense after income taxes	$12.8	$9.1	$7.8

Effect on:
Basic earnings per share	$0.20	$0.14	$0.12
Diluted earnings per share	$0.20	$0.14	$0.12
As of January 31, 2009, the Company had unrecognized compensation expense related to nonvested awards of approximately $21.3 million, which is expected to be recognized over a weighted average period of 1.0 years.
Note 13 — Income Taxes
(Loss) earnings from continuing operations before income taxes and minority interest include the following components:

(dollars in millions)	2008	2007	2006

Domestic	$(229.0)	$(39.8)	$78.5
Foreign	121.7	98.8	91.4

Total	$(107.3)	$59.0	$169.9

The (benefit) provision for income taxes from continuing operations consisted of the following:

(dollars in millions)	2008	2007	2006

Federal	$8.2	$11.0	$21.2
State and local	3.6	4.3	3.1
Foreign	15.4	18.4	6.5

Current tax provision	27.2	33.7	30.8

Federal	(63.1)	(14.7)	0.8
State and local	(5.4)	(6.1)	(0.1)
Foreign	(6.7)	(4.3)	8.4

Deferred tax (benefit) provision	(75.2)	(25.1)	9.1

Total (benefit) provision	$(48.0)	$8.6	$39.9

The reconciliation between the statutory federal income tax rate and the effective income tax rate as applied to continuing operations was as follows:

(dollars in millions)	2008		2007		2006

Statutory federal income tax rate	35.0%	$(37.6)	35.0%	$20.6	35.0%	$59.4
State and local income taxes, net of federal tax benefit	1.1	(1.2)	(1.9)	(1.1)	1.8	3.0
Rate differential on foreign earnings, net of valuation allowance	21.7	(23.3)	(17.1)	(10.1)	(5.6)	(9.4)
Goodwill impairment	(13.4)	14.4	—	—	—	—
Decrease in excess tax reserves	0.6	(0.6)	—	—	(8.7)	(14.7)
Federal employment tax credits	1.7	(1.8)	(3.1)	(1.8)	(0.8)	(1.3)
Nondeductible executive compensation	(1.0)	1.1	2.9	1.7	—	—
Other, net	(1.0)	1.0	(1.2)	(0.7)	1.8	2.9

Effective income tax rate	44.7%	$(48.0)	14.6%	$8.6	23.5%	$39.9

The Company’s effective tax rates have differed from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate, the benefit of jurisdictional and employment tax credits, favorable adjustments to its income tax reserves due primarily to favorable settlements of examinations by taxing authorities, and the on-going implementation of tax efficient business initiatives. The Company’s effective tax rate is also unfavorably impacted in 2008 due to the goodwill impairment which is not deductible for tax purposes.
The Company adopted the provisions of FIN 48 on February 4, 2007. In accordance with the recognition standards established by FIN 48, the Company performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates. As a result of the Company’s review, the Company adjusted the carrying amount of the liability for unrecognized tax benefits resulting in a reduction to retained earnings of $11.2 million. Upon adoption, the Company also recorded an increase to deferred tax assets of $4.2 million, an increase to other liabilities of $34.2 million, a reduction to accrued expenses of $18.0 million, and a reduction to minority interest of $0.9 million.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

(dollars in millions)	2008	2007

Gross unrecognized tax benefits at beginning of year	$49.8	$29.7
Increases in tax positions for prior years	0.8	4.2
Decreases in tax positions for prior years	(0.8)	—
Increases in tax positions for current year	8.2	17.0
Settlements	(1.0)	(0.6)
Lapse in statute of limitations	(2.0)	(0.5)

Gross unrecognized tax benefits at end of year	$55.0	$49.8

The portions of the unrecognized tax benefits as of January 31, 2009 and February 2, 2008 which will favorably impact the effective tax rate if recognized are $29.9 million and $37.8 million, respectively.
Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the consolidated statements of (loss) earnings and were $1.6 million and $1.1 million in 2008 and 2007, respectively. Accrued interest and penalties as of January 31, 2009 and February 2, 2008 were $8.0 million and $6.4 million, respectively.
The U.S. federal income tax returns of Payless have been examined by the Internal Revenue Service through 2004. Stride Rite’s federal tax returns for the tax years ended August 17, 2007 and November 30, 2005 are currently under examination by the Internal Revenue Service. Stride Rite’s federal tax return for the year ended November 2006 is also open to examination. With limited exception, the Company is no longer subject to audits of its state and foreign income tax returns for years prior to 2003. The Company has certain state and foreign income tax returns in the process of examination or administrative appeal.
The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at January 31, 2009 will decrease by up to $15.4 million within the next 12 months due to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in various taxing jurisdictions. To the extent that these tax benefits are recognized, the effective tax rate will be favorably impacted by up to $13.9 million.

Major components of deferred tax assets (liabilities) were as follows:

(dollars in millions)	2008	2007

Deferred Tax Assets:
Accrued expenses and reserves	$101.2	$93.4
Tax net operating losses and tax credits	53.4	17.6
Other	8.4	9.0

Gross deferred tax assets	163.0	120.0
Less: valuation allowance	(8.1)	(5.8)

Deferred tax assets	$154.9	$114.2

Deferred Tax Liabilities:
Short term assets basis differences	$(4.4)	$(8.4)
Depreciation/amortization and basis differences	(159.4)	(194.8)
Other	(3.0)	(6.3)

Deferred Tax Liabilities	(166.8)	(209.5)

Net deferred tax liability	$(11.9)	$(95.3)

The deferred tax assets and (liabilities) are included on the consolidated balance sheets as follows:

(dollars in millions)	2008	2007

Current deferred income taxes	$35.6	$23.8
Deferred income tax assets (noncurrent)	1.7	1.5
Accrued expenses	—	(7.7)
Deferred income tax liability (noncurrent)	(49.2)	(112.9)

	$(11.9)	$(95.3)

The Company provides a valuation allowance against net deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company carries valuation allowances related primarily to realization of foreign net operating loss carryforwards, state income tax credits, and state net operating loss carryforwards.
During 2008, the Company recorded deferred tax assets of $6.3 million related to items within other comprehensive income, and $1.5 million related to Stride Rite goodwill adjustments. The Company recorded deferred income tax expense of $75.2 million in continuing operations and $0.4 million related to discontinued operations in 2008.
At January 31, 2009 deferred tax assets for state and foreign net operating loss carryforwards are $10.5 million, less a valuation allowance of $2.5 million. The net operating losses related to recorded assets will expire as follows: $0.2 million in 2009, $0.4 million by 2014, $1.6 million in 2027 and 2028 and $5.8 million by 2028. Federal foreign tax credit carryforwards are $29.5 million, $0.3 million of this credit will expire if not utilized by 2017, and the remaining $29.2 million of this credit will expire if not utilized by 2018. Federal general business credit carryforwards are $3.0 million which will expire if not utilized by 2028. State income tax credit carryforwards are $10.4 million, less a valuation allowance of $5.6 million. The tax credit carryforwards related to the recorded assets expire as follows: $1.9 million by 2028 and $2.9 million may be carried forward indefinitely.
The Company recorded a valuation allowance against $2.9 million of deferred tax assets arising in 2008. In addition, the Company reduced a valuation allowance recorded in a prior year by $0.6 million during the year related to deferred tax assets of operations in a Latin American country as a result of improved profitability in that country.
The Company’s consolidated balance sheet as of January 31, 2009 includes deferred tax assets, net of related valuation allowances, of $154.9 million. In assessing the future realization of these assets, the Company concluded it is more likely than not that the assets will be realized. This conclusion was based in large part upon the Company’s belief that it will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If the Company’s near-term forecasts are not achieved, it may be required to record additional valuation allowances against deferred tax assets. This could have a material impact on the Company’s financial position and results of operations in a particular period.
As of January 31, 2009, the Company has not provided tax on its cumulative undistributed earnings of foreign subsidiaries of approximately $115 million, because it is the Company’s intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and the calculation is not practicable. If earnings were distributed, the Company would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. The Company anticipates that earnings would not be repatriated unless it was tax efficient to do so.
Note 14 — Earnings Per Share
Basic earnings per share are computed by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options, stock-settled stock appreciation rights and nonvested shares. (Loss) earnings per share has been computed as follows:

(dollars in millions, except per share amounts; shares in thousands)	2008	2007	2006

Net (loss) earnings from continuing operations	$(68.0)	$42.7	$125.4

Weighted average shares outstanding — basic	62,927	64,504	65,894
Net effect of dilutive stock options	—	643	952
Net effect of dilutive SAR’s	—	50	6
Dilutive shares due to nonvested shares	—	190	122

Weighted average shares outstanding — diluted	62,927	65,387	66,974

Basic (loss) earnings per share from continuing operations	$(1.08)	$0.66	$1.90
Diluted (loss) earnings per share from continuing operations	$(1.08)	$0.65	$1.87
The Company uses the treasury stock method for calculating the dilutive effect of employee stock options, stock-settled SARs and nonvested shares. These instruments will have a dilutive effect under the treasury stock method only when the respective period’s average market value of the underlying Company common stock exceeds the actual proceeds. In applying the treasury stock method, assumed proceeds include the amount, if any, the employee must pay upon exercise, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefits, if any, that would be credited to additional paid-in capital assuming exercise of the options and stock-settled SARs and the vesting of nonvested shares. All of the Company’s stock options and stock settled SARs outstanding were excluded from the calculation of diluted earnings per share for the 52 weeks ended January 31, 2009 as their effects were antidilutive. Approximately 2.3 million stock options and stock-settled SARs were excluded from the calculation of diluted earnings per share for the 52 weeks ended February 2, 2008 as their effects were anti-dilutive. There were no stock options or stock-settled SARs excluded from the calculation of diluted earnings per share for the 53 weeks ended February 3, 2007.

Note 15 — Accrued Expenses and Other Liabilities
Major components of accrued expenses included:

(dollars in millions)	2008	2007

Profit sharing, bonus and salaries	$51.6	$47.3
Sales, use and other taxes	30.5	31.9
Litigation accrual	30.0	—
Accrued interest	15.6	12.4
Accrued construction in process	12.0	17.7
Worker’s compensation and general liability insurance reserves	10.8	8.9
Accrued advertising	4.4	4.2
Step rent	4.3	4.0
Other accrued expenses	43.5	77.1

Total	$202.7	$203.5

Major components of other liabilities included:

(dollars in millions)	2008	2007

Pension plans	$65.6	$50.3
Noncurrent income taxes	63.1	49.8
Accrued step rent	29.6	29.5
Deferred tenant improvement allowances, net	27.4	28.0
Derivative liability	21.5	23.5
Worker’s compensation and general liability insurance reserves	19.6	19.9
Other liabilities	37.4	53.2

Total	$264.2	$254.2

Note 16 — Lease Obligations
Rental expense for the Company’s operating leases consisted of:

(dollars in millions)	2008	2007	2006

Minimum rentals	$316.2	$290.6	$270.6
Contingent rentals based on sales	6.7	7.2	7.1

Real property rentals	322.9	297.8	277.7
Equipment rentals	5.2	2.5	0.3

Total	$328.1	$300.3	$278.0

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

Future minimum lease payments under capital leases and non-cancelable operating lease obligations as of January 31, 2009, were as follows:

	Capital	Operating
(dollars in millions)	Leases	Leases	Total

2009	$0.1	$286.0	$286.1
2010	0.1	247.7	247.8
2011	0.1	208.4	208.5
2012	0.1	167.9	168.0
2013	0.1	132.8	132.9
2014 and thereafter	0.6	293.7	294.3

Minimum lease payments	$1.1	$1,336.5	$1,337.6

Less: imputed interest component	—

Present value of net minimum lease payments included in current liabilities	$1.1

At January 31, 2009, the total amount of minimum rentals to be received in the future under non-cancelable subleases was $10.9 million.
Note 17 — Common Stock Repurchases
The Company has repurchased the following:

(dollars in millions, shares in thousands)	2008		2007		2006
	Dollars	Shares	Dollars	Shares	Dollars	Shares
Stock repurchase program	$—	—	$47.1	2,387	$128.4	4,960
Employee stock purchase, deferred compensation and stock incentive plans	1.9	153	1.3	51	0.9	34

	$1.9	153	$48.4	2,438	$129.3	4,994

As of January 31, 2009, the Company had approximately $204.8 million of remaining common stock repurchase authorization from its Board of Directors. Under the terms of the Company’s Senior Subordinated Notes, Term Loan Facility and Revolving Loan Facility, the Company is restricted on the amount of common stock it may repurchase. This limit may increase or decrease on a quarterly basis based upon the Company’s net earnings.
Note 18 — Commitments and Contingencies
As of January 31, 2009, the Company has $98.0 million of royalty obligations consisting of minimum royalty payments for the purchase of branded merchandise, $83.8 million of all future estimated pension obligations related to the Company’s pension plans, $4.3 million of intangible asset obligations related to trademark purchases, $4.6 million of service agreement obligations relating to minimum payments for services that the Company cannot avoid without penalty, $22.1 million of employment agreement obligations related to minimum payments to certain of the Company’s executives and $9.4 million of employee severance obligations related to payments to certain of the Company’s employees.
Other than as described below, there are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations and cash flows.
On or about December 20, 2001, a First Amended Complaint was filed against Payless ShoeSource, Inc. (“Payless”) in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc. The First Amended Complaint seeks injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. Payless filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, plaintiffs appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. Payless requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, Payless filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006.
On May 5, 2008, following a four week trial, a jury rendered a verdict against Payless in the aggregate amount of $304.6 million, consisting of royalty damages in the amount of $30.6 million; disgorgement profits in the amount of $137.0 million;

and punitive damages in the amount of $137.0 million. On November 13, 2008, after granting in part motions filed by Payless for a new trial, judgment notwithstanding the verdict, and remittitur, the District Court entered judgment against Payless in the reduced amount of $65.3 million, consisting of $30.6 million in royalty damages, $19.7 million in disgorgement of profits, and $15.0 million in punitive damages (of which $9.0 million is payable to the State of Oregon and not adidas), such amounts to accrue interest at the annual rate of 1.24%. On that same date, the District Court entered a permanent injunction enjoining Payless, but not its affiliates, from selling the footwear lots the jury found infringed adidas’ rights along with certain other footwear styles bearing two, three, or four stripes as specified by the terms of the injunction. On December 29, 2008 the District Court issued a Revised Order of Permanent Injunction which made certain technical changes to the injunction but rejected substantive changes requested by adidas. This injunction, as corrected, was entered by the District Court on January 7, 2009.
On December 5, 2008, adidas moved for $17.2 million in prejudgment interest, $6.6 million in attorneys’ fees and nontaxable expenses, and filed a bill of costs totaling $0.4 million. On February 9, 2009, the District Court denied adidas’ motions for attorneys’ fees and expenses and prejudgment interest, and awarded adidas costs in the amount of $0.4 million. On March 18, 2009, the Court entered a supplemental judgment awarding adidas an additional $1.0 million based upon Payless’ sales of allegedly infringing footwear after February 2, 2008, bringing the total judgment amount to approximately $66.3 million.
Payless has appealed the District Court’s judgment and injunction to the United States Court of Appeals for the 9th Circuit. Payless continues to believe that the findings that it willfully infringed adidas’ rights are the product of error, and that the District Court’s judgment and injunction should be vacated and reversed. Adidas has also purported to appeal from the District Court’s reduction of the jury verdict, from the District Court’s denial of an injunction of the broader scope it requested, and from the denial of its requests for attorneys’ fees and prejudgment interest.
As of January 31, 2009, the Company has recorded a $30.0 million pre-tax liability related to loss contingencies associated with this matter, all of which was recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s consolidated balance sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $66.3 million. The ultimate resolution of this matter may materially differ from the amount recorded as of January 31, 2009 as a result of future court rulings or potential settlements, and any liability the Company may have to adidas based on claims it may raise related to sales in Canada.
The Company has reached agreements with substantially all of its various insurers with respect to their coverage obligations for the claims by adidas. Pursuant to those agreements, the Company has released these insurers from any further obligations with respect to adidas’ claims in the action under applicable policies.
On or about February 5, 2004, a complaint was filed against the Company in the U.S. District Court for the Central District of California, captioned K-Swiss, Inc. v. Payless ShoeSource, Inc. The Complaint sought injunctive relief and unspecified monetary damages for trademark and trade dress infringement, trademark dilution and unfair competition. On June 24, 2008, the Company entered into a settlement agreement with K-Swiss Inc. (“K-Swiss”) to resolve its outstanding claims with them. Under the Settlement Agreement neither party admits liability to the other, however, the Company has paid K-Swiss $30.0 million, on account of K-Swiss’ claims for compensatory damages. This payment, offset by insurance proceeds received, has been recorded in cost of sales on the condensed consolidated statement of (loss) earnings.
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
On November 7, 2006, the Administrative Law Judge (“ALJ”) in the ITC action entered an order granting summary judgment of non-infringement of design patent No. D517,589 in favor of Collective Licensing and the other remaining Respondents. Further, because Crocs’ expert and fact witnesses admitted that the recent versions of the shoes of all Respondents did not infringe the separate utility patent at issue, Crocs proposed that the trial, which was to commence on November 13, 2006, be continued pending review. All Respondents agreed not to oppose Crocs’ request to continue the trial and on November 8,

2006, the ALJ entered an order on Crocs’ motion postponing the trial indefinitely pending review of the summary judgment motion by the ITC. On December 21, 2006, the ITC decided to review, in part, the initial determination granting summary determination of non-infringement of design patent No. D517,589. On February 15, 2007, the ITC vacated the initial determination and remanded for further proceedings. On February 22, 2007, the ALJ entered an order extending the date for completion of the investigation to August 11, 2008; affirming his previous narrow claim construction of design patent No. D517,789; and rejecting the claim construction proposed by Crocs. A hearing was held before the ALJ from September 7-14, 2007. On April 11, 2008, the ALJ rendered a decision in favor of Respondents. The ALJ made an initial determination that there are no grounds upon which to grant the exclusionary order sought by Crocs, based upon these factors: (1) the utility patent US No. 6,993,858 is invalid; (2) the accused shoes lack substantial similarity with respect to the design patent No. D517,789; and (3) Crocs failed to demonstrate that it practices a domestic industry by making shoes within the scope of design patent No. D517,789. On July 25, 2008, the ITC Commission modified and clarified the ALJ’s initial determination, but affirmed the ALJ’s findings of invalidity of utility patent US No. 6,993,858, non-infringement of design patent No. D517,789, and lack of domestic industry with respect to design patent No. D517,789. As such, the Commission terminated the investigation.
On September 22, 2008, Crocs filed a Petition for Review with the United States Court of Appeals for the Federal Circuit seeking review of the Commission’s Opinion terminating the investigation, the ALJ’s Initial Determination and all underlying orders, rulings and findings of the ITC. On October 22, 2008, Collective Licensing filed a Motion to Intervene in the appeal filed by Crocs. Crocs filed its opening brief on January 21, 2009 and Collective Licensing, LLC’s response brief is due on April 6, 2009.
The Company believes it has meritorious defenses to the claims asserted by Crocs in the lawsuits and actions and has filed an answer and defenses. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
On or about December 11, 2007, Discover Property & Casualty Insurance Company filed a declaratory judgment action against the Company, Payless ShoeSource Worldwide, Inc. and Collective Licensing (collectively “Defendants”) seeking a declaration that there is no coverage for the Colorado federal court action or the ITC action filed by Crocs. On February 29, 2008, Defendants filed a motion to dismiss or stay the action, which was denied on July 15, 2008. The Company has responded to the Complaint and filed a counterclaim seeking a determination of coverage and reimbursement of fees incurred in the federal court action and ITC proceeding.
On or about April 20, 2007, a Complaint was filed against the Company in the U.S. District Court for the Eastern District of New York, captioned American Eagle Outfitters and Retail Royalty Co. (“AEO”) v. Payless ShoeSource, Inc. (“Payless”). The Complaint seeks injunctive relief and unspecified monetary damages for false advertising, trademark infringement, unfair competition, false description, false designation of origin, breach of contract, injury to business reputation, deceptive trade practices, and to void or nullify an agreement between the Company and third party Jimlar Corporation. Plaintiffs filed a motion for preliminary injunction on or about May 7, 2007. On December 20, 2007, the Magistrate Judge who heard oral arguments on the pending motions issued a Report and Recommendation (“R&R”) recommending that a preliminary injunction issue requiring the Company, in marketing its American Eagle products, to “prominently display” a disclaimer stating that: “AMERICAN EAGLE by Payless is not affiliated with AMERICAN EAGLE OUTFITTERS.” The Magistrate Judge also recommended that Payless stop using “Exclusively at Payless” in association with its American Eagle products. The parties then filed objections to this R&R and, on January 23, 2008, the District Court Judge issued an order remanding the matter back to the Magistrate Judge and instructing him to consider certain arguments raised by the Company in its objections. On June 6, 2008, the Magistrate Judge issued a Supplemental Report and Recommendation (“Supp. R&R”), modifying his earlier finding, stating that AEO had not established a likelihood of success on the merits of its breach of contract claim, and recommending denial of the Company’s request for an evidentiary hearing. The parties again filed objections and, on July 7, 2008, the District Court Judge entered an order adopting the Magistrate’s December 20, 2007 R&R, as modified by the June 6, 2008 Supp. R&R. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed its answer and counterclaim on July 21, 2008. On August 27, 2008, the Magistrate Judge issued a Report and Recommendation that includes a proposed preliminary injunction providing additional detail for, among other things, the manner of complying with the previously recommended disclaimer. On September 15, 2008, the Company filed objections to the proposed preliminary injunction. On October 20, 2008, the District Court Judge issued an order deeming the objections to be a motion for reconsideration and referring them back to the Magistrate Judge. Later that same day, the Magistrate Judge issued a revised proposed preliminary injunction incorporating most of the modifications proposed in the Company’s objections. On November 6, 2008, the parties filed objections to the revised proposed preliminary injunction. On November 10, 2008, the Court entered a preliminary injunction. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Note 19 — Segment Reporting
Prior to the acquisition of Stride Rite, the Company managed its business in two reporting segments: Payless Domestic and Payless International. In the third quarter of 2007, as a result of the acquisition of Stride Rite, the Company added two additional reporting segments. The Company now has four reporting segments: (i) Payless Domestic, (ii) Payless International, (iii) Stride Rite Wholesale and (iv) Stride Rite Retail. The Company has defined its reporting segments as follows:
(i)	The Payless Domestic reporting segment is comprised primarily of domestic retail stores under the Payless ShoeSource name, the Company’s sourcing unit and Collective Licensing.

(ii)	The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands.

(iii)	The Stride Rite Wholesale reporting segment consists of Stride Rite’s global wholesale operations.

(iv)	The Stride Rite Retail reporting segment consists of Stride Rite’s retail stores and outlet stores.
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Minority interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. The total costs and fees amounted to $38.5 million, $31.1million and $24.1 million during 2008, 2007 and 2006, respectively.

The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

	Payless	Payless	Stride Rite	Stride Rite
(dollars in millions)	Domestic	International	Wholesale	Retail	Consolidated

Fiscal year ended January 31, 2009
Revenues from external customers	$2,190.7	$444.7	$591.6	$215.0	$3,442.0
Operating profit (loss) from continuing operations	0.9	51.3	(48.8)	(43.6)	(40.2)
Interest expense	75.2	—	—	—	75.2
Interest income	(6.8)	(1.3)	—	—	(8.1)

(Loss) earnings from continuing operations before taxes and minority interest	$(67.5)	$52.6	$(48.8)	$(43.6)	$(107.3)
Depreciation and amortization	$93.4	$16.9	$23.9	$6.7	$140.9
Total assets	$1,109.1	$173.6	$894.7	$73.9	$2,251.3
Operating segment long-lived assets	$429.3	$60.7	$46.9	$25.4	$562.3
Additions to long-lived assets	$110.3	$15.9	$3.8	$7.2	$137.2

Fiscal year ended February 2, 2008
Revenues from external customers	$2,298.4	$427.0	$215.1	$94.9	$3,035.4
Operating profit (loss) from continuing operations	82.2	52.0	(27.5)	(15.4)	91.3
Interest expense	45.9	0.8	—	—	46.7
Interest income	(10.5)	(3.6)	(0.3)	—	(14.4)

Earnings (loss) from continuing operations before taxes and minority interest	$46.8	$54.8	$(27.2)	$(15.4)	$59.0
Depreciation and amortization	$88.4	$15.1	$10.9	$2.9	$117.3
Total assets	$1,118.9	$173.8	$1,024.5	$98.0	$2,415.2
Operating segment long-lived assets	$450.8	$64.0	$52.6	$27.6	$595.0
Additions to long-lived assets	$167.4	$17.0	$1.7	$3.3	$189.4

Fiscal year ended February 3, 2007
Revenues from external customers	$2,395.2	$401.5	$—	$—	$2,796.7
Operating profit from continuing operations	115.9	50.5	—	—	166.4
Interest expense	18.2	1.0	—	—	19.2
Interest income	(20.7)	(2.0)	—	—	(22.7)

Earnings from continuing operations before taxes and minority interest	$118.4	$51.5	$—	$—	$169.9
Depreciation and amortization	$75.4	$14.2	$—	$—	$89.6
Total assets	$1,232.4	$195.0	$—	$—	$1,427.4
Operating segment long-lived assets	$424.5	$58.6	$—	$—	$483.1
Additions to long-lived assets	$146.4	$12.7	$—	$—	$159.1
The following is a summary of revenue from external customers by geographical area:

(dollars in millions)	2008	2007	2006

Domestic	$2,861.7	$2,555.8	$2,395.2
International	580.3	479.6	401.5
The following is a summary of long-lived assets by geographical area:

(dollars in millions)	2008	2007	2006

Domestic	$472.8	$528.3	$424.5
International	89.5	66.7	58.6
Note 20 — Environmental Liability
In connection with the Stride Rite acquisition, the Company acquired a property with a related environmental liability. The liability as of January 31, 2009 was $5.6 million, $0.9 million of which was included as an accrued expense and $4.7 million of which was included in other long-term liabilities in the accompanying consolidated balance sheet. The assessment of the liability and the associated costs were based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. The Company estimates the range of total costs related to this environmental liability to be between $5.7 million and $7.4 million, including $1.8 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions.

Note 21 — Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other standards require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-1 (“FSP 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13”. FSP 157-1 amends SFAS No. 157 to exclude from its scope SFAS No. 13 and other pronouncements that address fair value measurements for purposes of lease classification or measurement. The scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value (including assets and liabilities not related to leases). In February 2008, FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (“FSP 157-2”) which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2009 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued Staff Position No. 157-3 (“FSP 157-3”) — “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.” FSP 157-3 provides an illustrative example of how to determine the fair value of a financial asset in an inactive market. FSP 157-3 does not change the fair value measurement principles set forth in SFAS 157. The impact of the adoption of SFAS No. 157 and FSP 157-1 did not have a material effect on the Company’s consolidated financial statements. The Company is still evaluating the impact the adoption of FSP 157-2 will have on its consolidated financial statements. The Company does not expect that FSP 157-3 will have a material impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure any financial instruments at fair value as permitted by SFAS No. 159.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment to ARB 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS No. 160 becomes effective for fiscal periods beginning after December 15, 2008. The Company does not anticipate that the adoption of SFAS No. 160 will have a material effect on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. As SFAS No. 161 relates only to disclosure, the Company does not anticipate that the adoption of SFAS No. 161 will have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 became effective during the Company’s fourth quarter and did not have a material impact on the Company’s consolidated financial statements.
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
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 amends FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2009. As FSP No. FAS 132(R)-1 relates only to disclosure, the Company does not anticipate that the adoption of FSP No. FAS 132(R)-1 will have a material effect on the Company’s consolidated financial statements.
Note 22 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions at end of 2008 and 2007 were $9.8 million and $9.0 million, respectively. There were no borrowings from the Company’s Latin American partners as of the end of 2008 and 2007.
Mr. Matthew E. Rubel is the Company’s Chief Executive Officer, President and Chairman of the Board. The Company began a relationship with Celadon Group, Inc. (“Celadon”) in 2002. Mr. Rubel’s father-in-law, Stephen Russell, is Chairman of the Board and Chief Executive Officer of Celadon. Pursuant to a competitive bid process, during 2006 Celadon won the right to be the primary carrier on two of the Company’s transportation lanes. These lanes account for less than three percent of the Company’s line haul budget. The Company regularly competitively bids its line haul routes and as a result, Celadon could gain or lose routes based upon its bids.
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
The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Collective Brands, Inc. and subsidiaries for the 52 week period ended January 31, 2009, the 52 week period ended February 2, 2008, and the 53 week period ended February 3, 2007, condensed balanced sheets as of January 31, 2009, and February 2, 2008, and the condensed statements of cash flows for the 52 week period ended January 31, 2009, the 52 week period ended February 2, 2008, and the 53 week period ended February 3, 2007. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent in Other Assets.
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

CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) EARNINGS
52 Weeks Ended January 31, 2009
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$3,046.0	$1,187.2	$(791.2)	$3,442.0
Total cost of sales	—	2,309.8	831.8	(708.8)	2,432.8

Gross margin	—	736.2	355.4	(82.4)	1,009.2
Selling, general and administrative expenses	2.1	844.6	242.9	(82.4)	1,007.2
Impairment of goodwill	—	42.0	—	—	42.0
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(2.1)	(150.6)	112.5	—	(40.2)
Interest expense	30.6	57.4	0.4	(13.2)	75.2
Interest income	—	(19.1)	(2.2)	13.2	(8.1)
Equity in earnings (loss) of subsidiaries	47.1	(97.2)	—	50.1	—

(Loss) earnings from continuing operations before income taxes and minority interest	(79.8)	(91.7)	114.3	(50.1)	(107.3)
(Benefit) provision for income taxes	(11.1)	(45.3)	8.4	—	(48.0)

(Loss) earnings from continuing operations before minority interest	(68.7)	(46.4)	105.9	(50.1)	(59.3)
Minority interest, net of income taxes	—	—	(8.7)	—	(8.7)

Net (loss) earnings from continuing operations	(68.7)	(46.4)	97.2	(50.1)	(68.0)
Loss from discontinued operations, net of income taxes and minority interest	—	(0.7)	—	—	(0.7)

Net (loss) earnings	$(68.7)	$(47.1)	$97.2	$(50.1)	$(68.7)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
52 Weeks Ended February 2, 2008
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,708.9	$1,017.6	$(691.1)	$3,035.4
Total cost of sales	—	1,938.6	752.3	(646.4)	2,044.5

Gross margin	—	770.3	265.3	(44.7)	990.9
Selling, general and administrative expenses	1.4	767.0	175.7	(44.7)	899.4
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(1.4)	3.1	89.6	—	91.3
Interest expense	37.3	29.1	1.1	(20.8)	46.7
Interest income	—	(29.2)	(6.0)	20.8	(14.4)
Equity in earnings of subsidiaries	(67.7)	(73.4)	—	141.1	—

Earnings from continuing operations before income taxes and minority interest	29.0	76.6	94.5	(141.1)	59.0
(Benefit) provision for income taxes	(13.7)	8.9	13.4	—	8.6

Earnings from continuing operations before minority interest	42.7	67.7	81.1	(141.1)	50.4
Minority interest, net of income taxes	—	—	(7.7)	—	(7.7)

Net earnings	$42.7	$67.7	$73.4	$(141.1)	$42.7

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
53 Weeks Ended February 3, 2007
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,522.6	$872.8	$(598.7)	$2,796.7
Total cost of sales	—	1,732.4	674.5	(585.9)	1,821.0

Gross margin	—	790.2	198.3	(12.8)	975.7
Selling, general and administrative expenses	4.5	706.3	110.5	(12.8)	808.5
Restructuring charges	—	0.8	—	—	0.8

Operating (loss) profit from continuing operations	(4.5)	83.1	87.8	—	166.4
Interest expense	39.0	1.2	1.0	(22.0)	19.2
Interest income	—	(41.6)	(3.1)	22.0	(22.7)
Equity in earnings of subsidiaries	(151.3)	(67.4)	—	218.7	—

Earnings from continuing operations before income taxes and minority interest	107.8	190.9	89.9	(218.7)	169.9
(Benefit) provision for income taxes	(14.2)	39.1	15.0	—	39.9

Earnings from continuing operations before minority interest	122.0	151.8	74.9	(218.7)	130.0
Minority interest, net of income taxes	—	—	(4.6)	—	(4.6)

Net earnings from continuing operations	122.0	151.8	70.3	(218.7)	125.4
Loss from discontinued operations, net of income taxes and minority interest	—	(0.5)	(2.9)	—	(3.4)

Net earnings	$122.0	$151.3	$67.4	$(218.7)	$122.0

CONDENSED CONSOLIDATING BALANCE SHEET
As of January 31, 2009
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$141.7	$107.6	$—	$249.3
Accounts receivable, net	—	87.6	14.7	(4.8)	97.5
Inventories	—	416.0	80.5	(4.5)	492.0
Current deferred income taxes	—	31.6	4.0	—	35.6
Prepaid expenses	0.7	51.3	6.7	—	58.7
Other current assets	—	273.2	81.3	(329.2)	25.3
Current assets of discontinued operations	—	1.3	—	—	1.3

Total current assets	0.7	1,002.7	294.8	(338.5)	959.7

Property and Equipment:
Land	—	8.6	—	—	8.6
Property, buildings and equipment	—	1,287.8	170.8	—	1,458.6
Accumulated depreciation and amortization	—	(836.3)	(109.5)	—	(945.8)

Property and equipment, net	—	460.1	61.3	—	521.4

Intangible assets, net	—	422.2	23.8	—	446.0
Goodwill	—	143.6	138.0	—	281.6
Deferred income taxes	—	—	1.7	—	1.7
Other assets	1,251.9	636.2	3.5	(1,850.7)	40.9

Total Assets	$1,252.6	$2,664.8	$523.1	$(2,189.2)	$2,251.3

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$24.8	$30.0	$(30.0)	$24.8
Accounts payable	—	110.6	96.2	(33.0)	173.8
Accrued expenses	148.3	293.8	36.0	(275.4)	202.7
Current liabilities of discontinued operations	—	1.9	—	—	1.9

Total current liabilities	148.3	431.1	162.2	(338.4)	403.2

Long-term debt	479.3	691.2	9.6	(291.7)	888.4
Deferred income taxes	—	49.2	—	—	49.2
Other liabilities	2.7	244.4	17.1	—	264.2
Minority interest	—	—	23.7	—	23.7
Noncurrent liabilities of discontinued operations	—	0.3	—	—	0.3
Total shareowners’ equity	622.3	1,248.6	310.5	(1,559.1)	622.3

Total Liabilities and Shareowners’ Equity	$1,252.6	$2,664.8	$523.1	$(2,189.2)	$2,251.3

CONDENSED CONSOLIDATING BALANCE SHEET
As of February 2, 2008
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$69.5	$163.0	$—	$232.5
Accounts receivable, net	—	81.5	7.9	(3.3)	86.1
Inventories	—	397.5	76.1	(3.5)	470.1
Current deferred income taxes	—	21.0	2.8	—	23.8
Prepaid expenses	—	85.7	7.7	—	93.4
Other current assets	55.8	290.5	151.9	(466.7)	31.5
Current assets of discontinued operations	—	0.8	—	—	0.8

Total current assets	55.8	946.5	409.4	(473.5)	938.2

Property and Equipment:
Land	—	9.3	—	—	9.3
Property, buildings and equipment	—	1,263.4	176.7	—	1,440.1
Accumulated depreciation and amortization	—	(788.3)	(110.1)	—	(898.4)

Property and equipment, net	—	484.4	66.6	—	551.0

Intangible assets, net	—	532.4	27.1	—	559.5
Goodwill	—	182.9	138.1	—	321.0
Deferred income taxes	—	—	1.5	—	1.5
Other assets	1,366.3	698.7	1.6	(2,022.6)	44.0

Total Assets	$1,422.1	$2,844.9	$644.3	$(2,496.1)	$2,415.2

LIABILITIES AND SHAREOWNERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.4	$—	$—	$7.4
Accounts payable	—	132.5	183.2	(114.8)	200.9
Accrued expenses	235.8	290.1	36.3	(358.7)	203.5
Current liabilities of discontinued operations	—	1.3	—	—	1.3

Total current liabilities	235.8	431.3	219.5	(473.5)	413.1

Long-term debt	481.0	715.9	11.1	(293.1)	914.9
Deferred income taxes	—	111.4	1.5	—	112.9
Other liabilities	2.4	233.5	18.8	(0.5)	254.2
Minority interest	—	—	17.2	—	17.2
Commitments and contingencies
Total shareowners’ equity	702.9	1,352.8	376.2	(1,729.0)	702.9

Total Liabilities and Shareowners’ Equity	$1,422.1	$2,844.9	$644.3	$(2,496.1)	$2,415.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 52 Weeks Ended January 31, 2009
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net loss	$(68.7)	$(47.1)	$97.2	$(50.1)	$(68.7)
Loss from discontinued operations, net of income taxes and minority interest	—	0.7	—	—	0.7
Adjustments for non-cash items included in net loss:
Loss on impairment of and disposal of assets	—	24.9	0.7	—	25.6
Impairment of goodwill and indefinite-lived trademarks	—	130.2	—	—	130.2
Depreciation and amortization	3.0	116.7	21.2	—	140.9
Provision for losses on accounts receivable	—	3.0	0.4	—	3.4
Share-based compensation expense	—	21.1	(0.4)	—	20.7
Deferred income taxes	—	(67.6)	(7.6)	—	(75.2)
Minority interest, net of income taxes	—	—	8.7	—	8.7
Other, net	—	(0.5)	—	—	(0.5)
Changes in working capital:
Accounts receivable, net	—	(6.2)	(10.6)	1.5	(15.3)
Inventories	—	(20.8)	(9.6)	1.0	(29.4)
Prepaid expenses and other current assets	55.1	23.9	5.3	(48.5)	35.8
Accounts payable	—	7.4	(23.6)	(7.2)	(23.4)
Accrued expenses	(87.5)	3.0	14.2	83.3	13.0
Changes in other assets and liabilities, net	100.8	(109.8)	(10.8)	20.0	0.2
Dividends received from related party	—	103.6	—	(103.6)	—
Contribution to pension plans	—	(5.3)	—	—	(5.3)
Net cash used in discontinued operations	—	(0.3)	—	—	(0.3)

Cash flow provided by operating activities	2.7	176.9	85.1	(103.6)	161.1

Investing Activities:
Capital expenditures	—	(113.0)	(16.2)	—	(129.2)
Proceeds from sale of property and equipment	—	1.1	—	—	1.1
Issuance of intercompany debt	—	(30.0)	—	30.0	—
Dividends received from related party	—	44.2	—	(44.2)	—

Cash flow used in investing activities	—	(97.7)	(16.2)	(14.2)	(128.1)

Financing Activities:
Proceeds from revolving loan facility	—	215.0	—	—	215.0
Repayment of revolving loan facility	—	(215.0)	—	—	(215.0)
Proceeds from intercompany debt	—	—	30.0	(30.0)	—
Repayment of debt	(2.0)	(6.9)	—	—	(8.9)
Payment of deferred financing costs	—	(0.1)	—	—	(0.1)
Issuances of common stock	1.2	—	—	—	1.2
Purchases of common stock	(1.9)	—	—	—	(1.9)
Contributions by minority owners	—	—	4.6	—	4.6
Distributions to minority owners	—	—	(6.1)	—	(6.1)
Dividends paid to related party	—	—	(147.8)	147.8	—

Cash flow (used in) provided by financing activities	(2.7)	(7.0)	(119.3)	117.8	(11.2)
Effect of exchange rate changes on cash	—	—	(5.0)	—	(5.0)

Increase (decrease) in cash and cash equivalents	—	72.2	(55.4)	—	16.8
Cash and cash equivalents, beginning of year	—	69.5	163.0	—	232.5

Cash and cash equivalents, end of year	$—	$141.7	$107.6	$—	$249.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 52 Weeks Ended February 2, 2008
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$42.7	$67.7	$73.4	$(141.1)	$42.7
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	6.1	1.1	—	7.2
Depreciation and amortization	1.9	93.0	22.4	—	117.3
Provision for losses on accounts receivable	—	0.9	0.6	—	1.5
Share-based compensation expense	—	14.9	(0.3)	—	14.6
Deferred income taxes	—	(21.9)	(3.2)	—	(25.1)
Minority interest, net of income taxes	—	—	7.7	—	7.7
Income tax benefit from share-based compensation	—	2.6	—	—	2.6
Excess tax benefit from share-based compensation	—	(2.4)	—	—	(2.4)
Interest income on held-to-maturity investments	—	(0.6)	—	—	(0.6)
Changes in working capital:
Accounts receivable, net	—	5.0	4.4	3.3	12.7
Inventories	—	55.9	25.6	(0.9)	80.6
Prepaid expenses and other current assets	(12.9)	(27.3)	(96.7)	113.4	(23.5)
Accounts payable	—	(79.1)	131.4	(94.3)	(42.0)
Accrued expenses	60.4	(40.7)	(28.9)	(21.5)	(30.7)
Other assets and liabilities, net	(52.4)	23.1	(83.7)	144.5	31.5
Contributions to pension plans	—	(0.8)			(0.8)
Net cash (used in) provided by discontinued operations	—	(0.6)	0.1	—	(0.5)

Cash flow provided by operating activities	39.7	95.8	53.9	3.4	192.8

Investing Activities:
Capital expenditures	—	(150.3)	(17.1)		(167.4)
Restricted cash	—	—	2.0	—	2.0
Proceeds from sale of property and equipment	—	2.9	—	—	2.9
Intangible asset additions	—	—	(0.6)	—	(0.6)
Purchases of investments	—	(6.1)	—	—	(6.1)
Sales and maturities of investments	—	96.7	—	—	96.7
Acquisition of businesses, net of cash acquired	—	(888.7)	11.0	—	(877.7)

Cash flow used in investing activities	—	(945.5)	(4.7)	—	(950.2)

Financing Activities:
Repayment of notes payable	—	—	(2.0)	—	(2.0)
Issuance of debt	—	725.0	24.4	(24.4)	725.0
Repayment of debt	—	(78.7)	—	23.4	(55.3)
Payment of deferred financing costs	—	(12.7)	—	—	(12.7)
Issuances of common stock	8.7	—	—	—	8.7
Purchases of common stock	(48.4)	—	—	—	(48.4)
Excess tax benefit from share-based compensation	—	2.4	—	—	2.4
Contributions by minority owners	—	—	2.4	(2.4)	—
Distributions to minority owners	—	—	(2.4)	—	(2.4)
Dividends to parent	—	43.8	(43.8)	—	—

Cash flow (used in) provided by financing activities	(39.7)	679.8	(21.4)	(3.4)	615.3
Effect of exchange rate changes on cash	—	—	3.2	—	3.2

(Decrease)/increase in cash and cash equivalents	—	(169.9)	31.0	—	(138.9)
Cash and cash equivalents, beginning of year	—	239.4	132.0	—	371.4

Cash and cash equivalents, end of year	$—	$69.5	$163.0	$—	$232.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the 53 Weeks Ended February 3, 2007
(dollars in millions)

	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$122.0	$151.3	$67.4	$(218.7)	$122.0
Loss from discontinued operations, net of income taxes and minority interest	—	0.5	2.9	—	3.4
Adjustments for non-cash items included in net earnings:
Loss on impairment of and disposal of assets	—	8.7	1.6	—	10.3
Depreciation and amortization	0.9	74.3	14.4	—	89.6
Share-based compensation expense	—	11.0	1.2	—	12.2
Deferred income taxes	—	(1.4)	10.5	—	9.1
Minority interest, net of income taxes	—	—	4.6	—	4.6
Income tax benefit from share-based compensation	—	8.6	—	—	8.6
Excess tax benefit from share-based compensation	—	(8.0)	—	—	(8.0)
Interest income on held-to-maturity investments	—	(3.6)	—	—	(3.6)
Changes in working capital:
Accounts receivable, net	—	0.2	(0.2)	—	—
Inventories	—	(11.5)	(20.1)	1.8	(29.8)
Prepaid expenses and other current assets	(14.2)	23.8	(32.7)	14.1	(9.0)
Accounts payable	—	(14.5)	(6.2)	36.3	15.6
Accrued expenses	123.9	(107.2)	41.2	(52.2)	5.7
Other assets and liabilities, net	(150.4)	(67.7)	2.4	218.7	3.0
Net cash used in discontinued operations	—	(1.2)	(2.8)	—	(4.0)

Cash flow provided by operating activities	82.2	63.3	84.2	—	229.7

Investing Activities:
Capital expenditures	—	(103.8)	(14.8)	—	(118.6)
Proceeds from sale of property and equipment	—	4.6	—	—	4.6
Intangible asset additions	—	(15.5)	—	—	(15.5)
Purchases of investments	—	(214.9)	(0.7)	—	(215.6)
Sales and maturities of investments	—	187.0	1.2	—	188.2
Investment in subsidiaries	—	(1.5)	—	1.5	—

Cash flow used in investing activities	—	(144.1)	(14.3)	1.5	(156.9)

Financing Activities:
Repayment of debt	—	(0.4)	(2.4)	—	(2.8)
Payment of deferred financing costs	—	(0.2)	—	—	(0.2)
Issuances of common stock	47.1	—	—	—	47.1
Purchases of common stock	(129.3)	—	—	—	(129.3)
Dividends to parent	—	2.3	(2.3)	—	—
Excess tax benefits from share-based compensation	—	8.0	—	—	8.0
Contributions by / distributions to parent	—	—	1.5	(1.5)	—
Distributions to minority owners	—	—	(1.5)	—	(1.5)
Net cash provided by discontinued operations	—	—	1.2	—	1.2

Cash flow (used in) provided by financing activities	(82.2)	9.7	(3.5)	(1.5)	(77.5)
Effect of exchange rate changes on cash	—	—	(2.1)	—	(2.1)

(Decrease) increase in cash and cash equivalents	—	(71.1)	64.3	—	(6.8)
Cash and cash equivalents, beginning of year	—	310.5	67.7	—	378.2

Cash and cash equivalents, end of year	$—	$239.4	$132.0	$—	$371.4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K for fiscal 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm
Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to pages 48 and 49 of Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as follows:
The controls associated with the Stride Rite acquisition have been integrated into our existing system of internal control over financial reporting. These controls have been considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Company.”
The Board of Directors has established a standing Audit and Finance Committee which currently consists of Mr. John F. McGovern — Chairman, Mr. Daniel Boggan Jr., Mr. Robert F. Moran, Mr. David Scott Olivet, and Mr. Matthew A. Ouimet. The Board has determined that each of the members of the Audit and Finance Committee are audit committee financial experts (as that term is defined under Item 401(h) of Regulation S-K) and are independent.
Our Code of Ethics is applicable to all associates including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions is available on our website at www.collectivebrands.com. The charters for the Board of Directors, the Audit and Finance Committee, and the Compensation Nominating and Governance Committee are also available on our investor relations website. The Company intends to satisfy its disclosure requirements under Item 10 of Form 8-K, regarding an amendment to or waiver from a provision of its Code of Ethics by posting such information on our website at www.collectivebrands.com.
Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 21,

2009 under “Charters and Corporate Governance Principles — Selection of Directors” and “About Shareholder Proposals and Nominations for our 2010 Annual Meeting.”
a) Directors — The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 21, 2009, under the captions “Election of Directors — Directors and Nominees for Director — Directors Subject to Election — Continuing Directors” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
b) Executive Officers — Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption “Executive Officers of the Company.” The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 21, 2009, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
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
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 21, 2009, under the captions “Board Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation, Nominating and Governance Committee Report,” “Compensation, Discussion and Analysis,” “Summary Compensation Table,” “Fiscal 2008 Grants of Plan Based Awards,” “Outstanding Equity Awards at the end of Fiscal 2008,” “Fiscal 2008 Options Exercises and Stock Vested,” “Pension Benefits for Fiscal 2008,” “Nonqualified Deferred Compensation for Fiscal 2008” and, “Potential Payments upon Termination or Change in Control” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 21, 2009, under the caption “Beneficial Stock Ownership of Directors, Nominees, Executive Officers and More Than Five Percent Owners” is incorporated herein by reference.
The following table summarizes information with respect to the Company’s equity compensation plans at January 31, 2009 (shares in thousands):

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
Plan category	Options, Warrants and Rights	Warrants and Rights	Reflected in Column (a)

Equity compensation plans approved by security holders	5,084	$18.08	2,564	(1)
Equity compensation plans not approved by security holders	648	20.65	—

Total	5,732	18.34	2,564

(1)	Includes up to 2,286 thousand shares that may be issued under the Company’s 2006 Stock Incentive Plan and up to 278 thousand shares that can be issued under the Company’s Restricted Stock Plan for Non-Management Directors. The amount does not include up to 5,415 thousand shares that may be purchased under the Payless Stock Ownership Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company began a relationship with Celadon Group, Inc. (“Celadon”) in 2002. Mr. Rubel’s father-in-law, Stephen Russell, is Chairman of the Board and Chief Executive Officer of Celadon. Pursuant to a competitive bid process, Celadon won the right to be the primary carrier on certain of the Company’s transportation lanes. These lanes account for less than three percent of the Company’s line haul budget. The Company periodically competitively bids its line haul routes and as a result, Celadon could gain or lose routes based upon its bids.

In June 2006, the Company entered into a Marketing and License Agreement with Ballet Theatre Foundation Inc., a nonprofit organization, to use the American Ballet Theatre and ABT marks in connection with development, manufacture, marketing promotion, distribution, and sale of certain dance footwear. Mr. Rubel became a Trustee of Ballet Theatre Foundation, Inc., in January 2007.
The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 21, 2009 under the captions “Election of Directors — Directors and Nominees for Director,” and “Charters and Corporate Governance Principles — Independence of Directors and Nominees for Director.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Principal Accounting Fees and Services” of the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 21, 2009.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements and Schedules:
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Other than as set forth below, financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
(dollars in millions)	beginning of period	costs and expenses	Deductions(1)	end of period

Year ended February 3, 2007
Allowance for doubtful accounts	$0.9	$1.0	$(1.4)	$0.5
Deferred tax valuation allowance	7.8	(1.1)	—	6.7
Sales return reserve	1.4	10.1	(10.1)	1.4

Year ended February 2, 2008
Allowance for doubtful accounts	$0.5	$3.5	$(1.5)	$2.5
Deferred tax valuation allowance	6.7	0.4	(1.3)	5.8
Sales return reserve	1.4	23.9	(22.0)	3.3

Year ended January 31, 2009
Allowance for doubtful accounts	$2.5	$3.4	$(2.1)	$3.8
Deferred tax valuation allowance	5.8	2.9	(0.6)	8.1
Sales return reserve	3.3	43.7	(44.0)	3.0

(1)	With regard to allowances for doubtful accounts, deductions relate to uncollectible receivables (both accounts and other receivables) that have been written off, net of recoveries. For the deferred tax valuation allowance, deductions relate to deferred tax assets that have been written off. For sales returns, deductions related to actual returns.
(b) Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Payless ShoeSource, Inc., a Delaware corporation (the “Company”). (1)

3.2	Amended and Restated Bylaws of the Company. (2)

3.3	Certificate of Amendment of the Company’s Certificate of Incorporation (3)

4.1	Indenture, dated as of July 28, 2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Wells-Fargo Bank Minnesota, National Association as Trustee, related to the 8.25% Senior Subordinated Notes Due 2013. (4)

4.2	Exchange and Registration Rights Agreement, Dated July 28, 2003, among Payless ShoeSource, Inc. and each of Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers. (4)

Number	Description
10.1	Sublease, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc. (5)

10.2	Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended September 18, 2003. (6)

10.3	Stock Plan for Non-Management Directors of Collective Brands, Inc., as amended August 17, 2007. (7)

10.4	Form of Employment Agreement between Collective Brands, Inc. (formerly Payless ShoeSource, Inc.), and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey & Betty Click. (8)

10.5	Form of Amendment to Employment Agreement between Collective Brands, Inc. and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey, Douglas G. Boessen and Betty Click.(13)

10.6	Collective Brands, Inc. Supplementary Retirement Account Plan, as amended and restated January 1, 2008. (7)

10.7	Employment Agreement between Collective Brands, Inc. and Douglas G. Boessen. (13)

10.8	Employment Agreement between LuAnn Via and Payless ShoeSource, Inc. (11)

10.9	Amendment 1 to Employment Agreement between Payless ShoeSource, Inc. and LuAnn Via dated December 19, 2008 (13)

10.10	Payless ShoeSource, Inc., 401(k) Profit Sharing Plan, as amended effective August 1, 2007. (7)

10.11	Second Amendment to the Payless ShoeSource, Inc. 401(k) Profit Sharing Plan, effective January 1, 2008.*

10.12	Third Amendment to the Payless ShoeSource, Inc. 401(k) Profit Sharing Plan, effective January 1, 2009.*

10.13	Fourth Amendment to the Payless ShoeSource, Inc. 401(k) Profit Sharing Plan, effective February 26, 2009.*

10.14	Form of Change of Control Agreement between Collective Brands, Inc. (formerly Payless ShoeSource, Inc.) and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey and Betty Click. (9)

10.15	Form of Amendment to the Change of Control Agreement between Collective Brands, Inc. and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey and Betty Click.(13)

10.16	Change of Control Agreement between Collective Brands, Inc. and Douglas G. Boessen effective December 30, 2008.(13)

10.17	Form of Directors’ Indemnification Agreement. (8)

10.18	Form of Officers’ Indemnification Agreement. (9)

10.19	Collective Brands, Inc. Deferred Compensation Plan for Non-Management Directors, as amended January 1, 2008. *

10.20	The Stock Appreciation and Phantom Stock Unit Plan of Collective Brands, Inc. and its Subsidiaries for Collective Brands International Employees, as amended April 17, 2007. (7)

10.21	Collective Brands, Inc. Employee Stock Purchase Plan, as amended August 17, 2007. (7)

10.22	Collective Brands, Inc. Deferred Compensation Plan, as amended and restated January 1, 2008. (7)

10.23	Collective Brands, Inc. Incentive Compensation Plan as amended August 17, 2007. (7)

10.24	Amended and Restated Loan and Guaranty Agreement, dated August 17, 2007, by and among Collective Brands Finance, Inc. as Borrower, the Guarantors thereto as Credit Parties, the Lenders signatory thereto and Wells Fargo Retail Finance, LLC as the Arranger and Administrative Agent (3)

10.25	Amended and Restated Employment Agreement between Collective Brands, Inc. and Matthew E. Rubel accepted and agreed to December 19, 2008. (13)

10.26	Form of Restricted Stock Award Agreement. *

10.27	Form of Stock Settled Stock Appreciation Rights Award Agreement. *

10.28	2006 Collective Brands, Inc. Stock Incentive Plan, amended August 17, 2007. (7)

Number	Description
10.29	Term Loan Agreement, dated as of August 17, 2007 (the “Term Loan”), among Collective Brands Finance, Inc. as Borrower, and the Lenders party thereto and CitiCorp North America, Inc., as Administrative Agent and Collateral Agent. (3)

10.30	Form of Performance Share Unit Agreement. (10)

10.31	CEO Restricted Stock Award Agreement. (10)

10.32	Amended and Restated Change of Control Agreement between Collective Brands, Inc. and Matthew E. Rubel agreed and accepted December 19, 2008. (13)

10.33	Second Amendment to the Term Loan Agreement dated as of March 11, 2008. (7)

21.1	Subsidiaries of the Company. *

23.1	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Executive Officer, President and Chairman of the Board. *

31.2	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Division Senior Vice President, Chief Financial Officer and Treasurer. *

32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President. *

32.2	Certification Pursuant to 18 U.S.C. 1350 of the Division Senior Vice President, Chief Financial Officer and Treasurer. *

*	Filed herewith.

1.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 1998.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on November 13, 2008.

3.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on August 17, 2007.

4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-14770) for the quarter ended August 2, 2003, filed with the SEC on September 12, 2003.

5.	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996, as amended through April 15, 1996.

6.	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File Number 333-109388) filed with the SEC on October 2, 2003, as amended.

7.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 2, 2008, filed with the SEC on April 1, 2008.

8.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 1, 2003, filed with the SEC on April 18, 2003.

9.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended January 31, 2004, filed with the SEC on April 9, 2004.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 2007.

11.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on July 9, 2008.

12.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on December 1, 2008.

13.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on December 23, 2008.
The Company will furnish to stockholders upon request, and without charge, a copy of the 2008 Annual Report and the 2009 Proxy Statement, portions of which are incorporated by reference in the Form 10-K. The Company will furnish any other Exhibit at cost.
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

COLLECTIVE BRANDS, INC.

Date: March 30, 2009	By:	/s/ Douglas G. Boessen

Douglas G. Boessen
Division Senior Vice President,
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew E. Rubel	Date: March 30, 2009	/s/ Douglas G. Boessen	Date: March 30, 2009
Chief Executive Officer,		Division Senior Vice President — Chief
President and Chairman of the Board		Financial Officer and Treasurer
(Principal Executive Officer)		(Principal Financial and Accounting Officer)

/s/ Matthew A. Ouimet Director	Date: March 30, 2009	/s/ Daniel Boggan Jr. Director	Date: March 30, 2009

/s/ Judith K. Hofer	Date: March 30, 2009	/s/ David Scott Olivet	Date: March 30, 2009
Director		Director

/s/ Robert C. Wheeler	Date: March 30, 2009	/s/ John F. McGovern	Date: March 30, 2009
Director		Director

/s/ Michael A. Weiss	Date: March 30, 2009	/s/ Robert F. Moran	Date: March 30, 2009
Director		Director

/s/ Mylle H. Mangum	Date: March 30, 2009
Director