Form 10-Q
period 2009-05-02
COLLECTIVE BRANDS, INC.
filed 2009-06-04
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
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
Registrant’s telephone number, including area code (785) 233-5171
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
64,089,404 shares as of May 29, 2009

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 2, 2009
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Net sales	$862.9	$932.4
Cost of sales	553.1	627.3

Gross margin	309.8	305.1
Selling, general and administrative expenses	249.3	263.8
Restructuring charges	—	0.1

Operating profit from continuing operations	60.5	41.2
Interest expense	16.4	18.5
Interest income	(0.6)	(1.3)

Net earnings from continuing operations before income taxes	44.7	24.0
Provision for income taxes	6.4	2.3

Net earnings from continuing operations	38.3	21.7
Loss from discontinued operations, net of income taxes	(0.1)	(0.4)

Net earnings	38.2	21.3
Net earnings attributable to noncontrolling interests	(0.2)	(1.6)

Net earnings attributable to Collective Brands, Inc.	$38.0	$19.7

Basic and diluted earnings per share attributable to Collective Brands, Inc. common shareholders:
Earnings from continuing operations	$0.59	$0.31
Loss from discontinued operations	—	(0.01)

Basic and diluted earnings per share attributable to Collective Brands, Inc. common shareholders:	$0.59	$0.30

Basic and diluted weighted average shares outstanding	63.1	62.8
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	May 2,	May 3,	January 31,
	2009	2008	2009

ASSETS
Current Assets:
Cash and cash equivalents	$260.8	$231.4	$249.3
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of May 2, 2009, May 3, 2008 and January 31, 2009 of $4.8, $5.3 and $4.2, respectively	99.4	111.7	97.5
Inventories	480.7	481.5	492.0
Current deferred income taxes	34.5	36.5	35.6
Prepaid expenses	57.0	63.1	58.7
Other current assets	20.3	40.5	25.3
Current assets of discontinued operations	0.8	1.0	1.3

Total current assets	953.5	965.7	959.7

Property and Equipment:
Land	8.6	9.3	8.6
Property, buildings and equipment	1,476.6	1,467.5	1,458.6
Accumulated depreciation and amortization	(971.4)	(920.8)	(945.8)

Property and equipment, net	513.8	556.0	521.4

Intangible assets, net	441.0	553.3	446.0
Goodwill	281.6	321.7	281.6
Deferred income taxes	5.0	1.1	1.7
Other assets	41.5	44.2	40.9

Total Assets	$2,236.4	$2,442.0	$2,251.3

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$7.1	$7.4	$24.8
Accounts payable	144.7	196.2	173.8
Accrued expenses	190.1	210.4	202.7
Current liabilities of discontinued operations	1.9	1.9	1.9

Total current liabilities	343.8	415.9	403.2

Long-term debt	885.9	913.1	888.4
Deferred income taxes	52.4	115.2	49.2
Other liabilities	262.0	249.4	264.2
Noncurrent liabilities of discontinued operations	0.3	—	0.3
Commitments and contingencies (Note 15)
Equity:
Collective Brands, Inc. shareowners’ equity	667.0	730.2	622.3
Noncontrolling interests	25.0	18.2	23.7

Total equity	692.0	748.4	646.0

Total Liabilities and Equity	$2,236.4	$2,442.0	$2,251.3

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in millions)

	Collective Brands, Inc. Shareowners’
	Outstanding	Additional		Accumulated Other	Non-
	Common	Paid-in	Retained	Comprehensive	controlling		Comprehensive
	Stock	Capital	Earnings	Loss	Interests	Total	Income

Balance at February 2, 2008	$0.7	$—	$708.1	$(5.9)	$17.2	$720.1

Net earnings	—	—	19.7	—	1.6	21.3	$21.3
Translation adjustments	—	—	—	(1.0)	0.1	(0.9)	(0.9)
Net change in fair value of derivative, net of taxes of $2.3	—	—	—	3.7	—	3.7	3.7
Changes in unrecognized amounts of pension benefits, net of taxes of $0.2	—	—	—	0.4	—	0.4	0.4
Issuances of common stock under stock plans	—	0.3	—	—	—	0.3
Purchases of common stock	—	(0.3)	—	—	—	(0.3)
Amortization of unearned nonvested shares	—	1.8	—	—	—	1.8
Stock option expense	—	2.7	—	—	—	2.7
Contributions from noncontrolling interests	—	—	—	—	0.5	0.5
Distributions to noncontrolling interests	—	—	—	—	(1.2)	(1.2)

Comprehensive income							24.5
Comprehensive income attributable to noncontrolling interests							(1.7)

Comprehensive income attributable to Collective Brands, Inc.							$22.8

Balance at May 3, 2008	$0.7	$4.5	$727.8	$(2.8)	$18.2	$748.4

Balance at January 31, 2009	$0.7	$17.8	$639.4	$(35.6)	$23.7	$646.0

Net earnings	—	—	38.0	—	0.2	38.2	$38.2
Translation adjustments	—	—	—	1.6	(0.8)	0.8	0.8
Net change in fair value of derivative, net of taxes of $0.5	—	—	—	0.9	—	0.9	0.9

Changes in unrecognized amounts of pension benefits, net of taxes of $0.3	—	—	—	0.5	—	0.5	0.5
Issuances of common stock under stock plans	—	0.2	—	—	—	0.2
Purchases of common stock	—	(0.5)	—	—	—	(0.5)
Amortization of unearned nonvested shares	—	1.2	—	—	—	1.2
Stock option expense	—	2.8	—	—	—	2.8
Contributions from noncontrolling interests	—	—	—	—	2.7	2.7
Distributions to noncontrolling interests	—	—	—	—	(0.8)	(0.8)

Comprehensive income							40.4
Comprehensive loss attributable to noncontrolling interests							0.6

Comprehensive income attributable to Collective Brands, Inc.							$41.0

Balance at May 2, 2009	$0.7	$21.5	$677.4	$(32.6)	$25.0	$692.0

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Operating Activities:
Net earnings	$38.2	$21.3
Loss from discontinued operations, net of income taxes	0.1	0.4
Adjustments for non-cash items included in net earnings:
Loss on disposal of assets	0.8	1.7
Depreciation and amortization	34.8	35.1
Provision for losses on accounts receivable	0.2	0.5
Share-based compensation expense	4.4	4.1
Deferred income taxes	(0.5)	(13.9)
Other, net	(0.1)	—
Changes in working capital, exclusive of the effects of acquisitions:
Accounts receivable	(1.4)	(26.2)
Inventories	11.9	(11.8)
Prepaid expenses and other current assets	7.2	21.2
Accounts payable	(27.6)	(0.2)
Accrued expenses	(9.3)	10.3
Changes in other assets and liabilities, net	(1.0)	4.0
Contributions to pension plans	(0.7)	(1.6)
Net cash provided by discontinued operations	0.4	—

Cash flow provided by operating activities	57.4	44.9

Investing Activities:
Capital expenditures	(26.7)	(42.7)
Proceeds from sale of property and equipment	—	0.2

Cash flow used in investing activities	(26.7)	(42.5)

Financing Activities:
Repayment of debt	(20.2)	(1.8)
Payment of deferred financing costs	—	(0.1)
Issuances of common stock	0.2	0.3
Purchases of common stock	(0.5)	(0.3)
Contributions by noncontrolling interests	2.7	0.5
Distribution to noncontrolling interests	(0.8)	(1.2)

Cash flow used in financing activities	(18.6)	(2.6)

Effect of exchange rate changes on cash	(0.6)	(0.9)

Increase (decrease) in cash and cash equivalents	11.5	(1.1)
Cash and cash equivalents, beginning of year	249.3	232.5

Cash and cash equivalents, end of quarter	$260.8	$231.4

Supplemental cash flow information:
Interest paid	$19.6	$14.9
Income taxes paid	$0.1	$16.5
Non-cash investing and financing activities:
Accrued capital additions	$12.3	$20.1
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Interim Results
These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 56-100) in the Company’s 2008 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in the Central and South American Regions are operated as consolidated joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is comprised of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is comprised of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. The results for the thirteen week period ended May 2, 2009 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 30, 2010.
Note 2 – Exit Costs
During the first quarter of 2007, the Company’s Board of Directors approved a plan to shift to a new distribution model. As part of the plan, the Company opened a new distribution center in Brookville, Ohio, which began operation in the fourth quarter of 2008. This distribution center is in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. The Company is closing its existing distribution center in Topeka, KS in the second quarter of 2009. The Company has incurred substantially all of the exit costs related to the distribution center in Topeka, KS, which total approximately $12 million, consisting of approximately $3 million of non-cash accelerated depreciation expenses, approximately $7 million for employee severance expenses, and approximately $2 million related to contract termination and other exit costs. The exit costs are recorded as cost of sales in the Condensed Consolidated Statements of Earnings and are included in the Payless Domestic segment. The total exit cost accrual balance as of May 2, 2009 is $5.6 million and it relates to employee severance costs.
As part of the purchase price allocation of the Company’s acquisition of The Stride Rite Corporation (“Stride Rite”), the Company incurred certain exit costs. These costs include employee severance for certain Stride Rite corporate employees as well as employee severance, contract termination and other costs related to the Company’s plan to close the Stride Rite’s Burnaby, British Columbia headquarters, manufacturing facility and distribution center and Huntington, Indiana distribution center.
The significant components of the exit costs incurred as of May 2, 2009, are summarized as follows:

	Total Costs Incurred as	Accrual Balance as of	13 Weeks Ended May 2, 2009		Accrual Balance as of
(dollars in millions)	of May 2, 2009	January 31, 2009	Costs Incurred	Cash Payments	May 2, 2009

Employee severance costs	$16.4	$5.7	$—	$—	$5.7
Contract termination and other costs	2.5	1.0	—	—	1.0

Total	$18.9	$6.7	$—	$—	$6.7

Note 3 – Discontinued Operations
In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations for the 13 weeks ended May 2, 2009 and the 13 weeks ended May 3, 2008, for Parade and 26 Payless stores closed in connection with the 2004 restructuring plan are classified as discontinued operations within the Payless Domestic segment.
Note 4 – Inventories
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Wholesale inventories are valued at the lower of cost or market using the FIFO method. Raw materials of $0.5 million, $2.0 million and $1.1 million are included in inventories in the Condensed Consolidated Balance Sheets at May 2, 2009, May 3, 2008 and January 31, 2009, respectively.

Note 5 – Intangible Assets
The following is a summary of the Company’s intangible assets:

	May 2,	May 3,	January 31,
(dollars in millions)	2009	2008	2009

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$32.6	$69.6	$33.2
Less: accumulated amortization	(22.4)	(55.3)	(22.3)

Carrying amount, end of period	10.2	14.3	10.9

Customer relationships:
Gross carrying amount	76.3	75.8	76.3
Less: accumulated amortization	(25.6)	(10.5)	(22.0)

Carrying amount, end of period	50.7	65.3	54.3

Trademarks and other intangible assets:
Gross carrying amount	19.3	21.4	21.5
Less: accumulated amortization	(4.7)	(4.4)	(6.2)

Carrying amount, end of period	14.6	17.0	15.3

Total carrying amount of intangible assets subject to amortization	75.5	96.6	80.5

Indefinite-lived trademarks	365.5	456.7	365.5

Total intangible assets	$441.0	$553.3	$446.0

Customer relationships are amortized using an economic patterning technique based on when the benefits of the asset are expected to be used. All other intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense on intangible assets is as follows:

	13 Weeks Ended
	May 2,	May 3,
(dollars in millions)	2009	2008

Amortization expense on intangible assets	$4.7	$5.9
The Company expects amortization expense for the next five years to be as follows (in millions):

Year	Amount

Remainder of 2009	$14.7
2010	15.5
2011	12.6
2012	10.2
2013	8.7

Note 6 – Goodwill
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
The following presents the carrying amount of goodwill, by reporting segment:

	May 2,	May 3,	January 31,
(dollars in millions)	2009	2008	2009

Stride Rite Wholesale	$241.4	$239.5	$241.4
Payless Domestic	40.2	40.2	40.2
Stride Rite Retail	—	42.0	—

Total	$281.6	$321.7	$281.6

Note 7 – Long-Term Debt
The following is a summary of the Company’s long-term debt and capital lease obligations outstanding:

	May 2,	May 3,	January 31,
(dollars in millions)	2009	2008	2009

Term Loan Facility (1)	$696.6	$721.4	$715.9
Senior subordinated notes (2)	195.3	197.9	196.2
Revolving loan facility (3)	—	—	—
Capital-lease obligations	1.1	1.2	1.1

Total debt	893.0	920.5	913.2
Less: current maturities of long-term debt	7.1	7.4	24.8

Long-term debt	$885.9	$913.1	$888.4

(1)	As of May 2, 2009, the fair value of the Company’s Term Loan was $536.4 million based on a current market conditions and perceived risks.

(2)	As of May 2, 2009, the fair value of the Company’s senior subordinated notes was $163.3 million based on recent trading activity.

(3)	As of May 2, 2009, the Company’s borrowing base on its revolving loan facility was $315.9 million less $84.0 million in outstanding letters of credit, or $231.9 million. The variable interest rate including the applicable variable margin at May 2, 2009, was 2.01%.
As of May 2, 2009, the Company was in compliance with all of its debt covenants related to the above outstanding debt.
Note 8 – Derivative
The Company has entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million term loan facility. The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of May 2, 2009, the Company has hedged $430 million of its Term Loan Facility. This interest rate contract is designated as a cash flow hedging instrument under the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The change in the fair value of this interest rate contract is recorded as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the periods in which earnings are impacted by the hedged item. As of May 2, 2009, May 3, 2008, and January 31, 2009 the Company had no hedging assets. The following table presents the fair value of the Company’s hedging portfolio related to its interest rate contract:

		Fair Value
	Location on Condensed	May 2,	May 3,	January 31,
(dollars in millions)	Consolidated Balance Sheet	2009	2008	2009

Interest rate contract	Other liabilities	$20.1	$17.4	$21.5

The Company uses a mark-to-market valuation technique based on an observable interest rate yield curve and adjusts for credit risk. There was virtually no ineffectiveness in the first quarter of 2009 or 2008 related to the Company’s derivative instrument. Realized gains or losses on the hedging instrument occur when a portion of the hedge settles or if it is probable that the forecasted transaction will not occur. The impact of the derivative instrument on the Condensed Consolidated Financial Statements is as follows:

	Gain (Loss) Recognized in OCI on			Gain (Loss) Reclassified from AOCI
	Derivative			into Earnings
	13 Weeks Ended		Location on Condensed	13 Weeks Ended
	May 2,	May 3,	Consolidated Statement of	May 2,	May 3,
(dollars in millions)	2009	2008	Earnings	2009	2008

Interest rate contract	$(1.3)	$2.4	Interest expense	$(2.2)	$(1.3)
The Company expects $14.3 million of the fair value of the interest rate contract recorded in AOCI to be recognized in earnings during the next 12 months. This amount may vary based on actual changes to LIBOR rates.
Note 9 – Pension Plans
The Company has a pension plan that covers a select group of Payless management employees (“Payless Plan”) and a pension plan that covers certain Stride Rite employees (“Stride Rite Plan”).
Payless Plan
The Payless Plan is a nonqualified, supplementary defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan. Management calculates components of pension expense using assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The components of pension expense for the plan were:

	13 Weeks Ended
	May 2,	May 3,
(dollars in millions)	2009	2008

Components of pension expense:
Service cost	$0.2	$0.1
Interest cost	0.6	0.6
Amortization of prior service cost	0.4	0.4
Amortization of actuarial loss	0.1	0.2

Total	$1.3	$1.3

Stride Rite Plan
The Stride Rite Plan is a non-contributory defined benefit pension plan covering certain eligible Stride Rite associates. Management calculates pension expense using assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The Company paid $0.7 million in contributions to the Stride Rite plan for the 13 weeks ended May 2, 2009. The components of pension expense for the plan were:

	13 Weeks Ended
	May 2,	May 3,
(dollars in millions)	2009	2008

Components of pension expense:
Interest cost	$1.1	$1.1
Expected return on net assets	(0.9)	(1.2)
Amortization of actuarial loss	0.4	—

Total	$0.6	$(0.1)

Note 10 – Share-Based Compensation
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SARs”), cash-settled stock appreciation rights (“cash-settled SARs”), as well as full value vehicles consisting of nonvested shares and phantom stock units (“nonvested shares and share units”).

The number of shares for grants made in the 13 weeks ended May 2, 2009 and May 3, 2008, respectively, are as follows:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Stock-settled SARs(1):

Vest in installments over 3 years	1,468,959	508,170
Cliff vest after 3 years	462,200	309,600

Nonvested Shares and Share Units:

Performance grant — vests in installments over 3 years(2)	—	4,755
Vest in installments over 3 years	335,959	265,949
Cliff vest after 3 years	—	1,425
Phantom nonvested shares — vests in installments over 3 years	13,743	—

Cash-settled SARs:

Vest in installments over 3 years	43,800	2,800
Cliff vest after 3 years	3,500	8,000

(1)	All of the stock-settled SARs issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the SAR.

(2)	Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of May 2, 2009, the Company has assessed the likelihood that the performance conditions will be met and has recorded the related expense based on the estimated outcome.
Total share-based compensation expense of $4.4 million before tax has been included in the Company’s Condensed Consolidated Statement of Earnings for the thirteen weeks ended May 2, 2009. Included in this amount is $0.4 million of expense that was recognized as a result of the grants made in 2009. No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended
	May 2,	May 3,
(dollars in millions, except per share amounts)	2009	2008

Cost of sales	$1.1	$1.0
Selling, general and administrative expenses	3.3	3.1

Share-based compensation expense before income taxes	4.4	4.1
Tax benefit	(1.7)	(1.5)

Share-based compensation expense after income taxes	$2.7	$2.6

Effect on:
Basic and diluted earnings per share attributable to Collective Brands, Inc. common shareholders	$0.04	$0.04
As of May 2, 2009, the Company had unrecognized compensation expense related to nonvested awards of $30.2 million, which is expected to be recognized over a weighted average period of 1.1 years.
Note 11 – Income Taxes
The Company’s effective income tax rate on continuing operations was 14.3% during the thirteen weeks ended May 2, 2009, compared to 9.6% during the thirteen weeks ended May 3, 2008. The Company recorded $1.4 million of favorable discrete events in the thirteen weeks ended May 2, 2009. In total for fiscal 2009, the effective income tax rate is expected to be approximately 19% exclusive of discrete events. The Company expects its effective tax rate to differ from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate and the on-going implementation of tax efficient business initiatives. The unfavorable difference in the overall effective tax rate for 2009 compared to 2008 is due to comparatively higher income in relatively high tax rate jurisdictions as well as decreased income in relatively lower tax rate jurisdictions.
The Company has unrecognized tax benefits, inclusive of related interest and penalties, of $64.3 million and $59.1 million during the periods ended May 2, 2009 and May 3, 2008, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $37.9 million and $45.3 million, respectively.
The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at May 2, 2009 will decrease by up to $42.0 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $18.2 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
The Company’s U.S. federal income tax returns of Payless have been examined by the Internal Revenue Service through 2004. The Company’s U.S. federal income tax returns for the years 2005 through 2007 are currently under examination by the Internal Revenue Service. The U.S. federal income tax returns of Stride Rite, with the exclusion of the tax year ended November 2006, have been examined by the Internal Revenue Service. The Company also has various state and foreign income tax returns in the process of examination or administrative appeal.
The Company’s condensed consolidated balance sheet as of May 2, 2009 includes deferred tax assets, net of related valuation allowances, of approximately $155 million. In assessing the future realization of these assets, the Company concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon the Company’s belief that it will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If the Company’s near-term forecasts are not achieved, it may be required to record additional valuation allowances against its deferred tax assets. This could have a material impact on the Company’s financial position and results of operations in a particular period.
Note 12 – Earnings Per Share
Effective February 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”), which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of this FSP are retrospective; therefore, prior periods have been retrospectively presented.
Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the more dilutive earnings per share amount calculated using the treasury method or the two-class method. For the thirteen weeks ended May 2, 2009 and May 3, 2008, the Company used the two-class method calculation for earnings per share. Diluted earnings per share include the effect of conversions of stock options and stock-settled stock appreciation rights. Earnings per share has been computed as follows:

	13 Weeks Ended
	May 2,	May 3,
(dollars in millions, except per share amounts; shares in thousands)	2009	2008

Net earnings attributable to Collective Brands, Inc. from continuing operations	$38.1	$20.1
Less: net earnings allocated to participating securities[1]	0.5	0.3

Net earnings available to common shareholders from continuing operations	$37.6	$19.8

Weighted average shares outstanding — basic	63,054	62,818

Net effect of dilutive stock options	—	—
Net effect of dilutive SARs	—	—

Weighted average shares outstanding — diluted	63,054	62,818

Basic and diluted earnings per share attributable to common shareholders from continuing operations	$0.59	$0.31

[1]	Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding.
The Company excluded approximately 7.9 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen weeks ended May 2, 2009 and approximately 5.1 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen weeks ended May 3, 2008 because to include them would have been antidilutive.
Note 13 – Segment Reporting
The Company has four reporting segments: (i) Payless Domestic, (ii) Payless International, (iii) Stride Rite Retail and (iv) Stride Rite Wholesale. The Company has defined its reporting segments as follows:
(i)	The Payless Domestic reporting segment is comprised primarily of domestic retail stores under the Payless ShoeSource name, the Company’s sourcing unit and Collective International, LP (“Collective Licensing”).

(ii)	The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands as well as the franchising arrangements under the Payless ShoeSource name.

(iii)	The Stride Rite Wholesale reporting segment is comprised of Stride Rite’s global wholesale operations.

(iv)	The Stride Rite Retail reporting segment is comprised of Stride Rite’s retail stores and outlet stores.
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $8.6 million and $8.4 million during the first quarter of 2009 and 2008, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the segments is as follows:

	Payless	Payless	Stride Rite
(dollars in millions)	Domestic	International	Wholesale	Stride Rite Retail	Consolidated

13 weeks ended May 2, 2009
Revenues from external customers	$570.8	$84.8	$148.8	$58.5	$862.9
Operating profit from continuing operations	42.2	1.8	14.3	2.2	60.5

Operating segment total assets	$1,125.1	$175.9	$854.0	$81.4	$2,236.4

13 weeks ended May 3, 2008
Revenues from external customers	$588.5	$104.3	$182.5	$57.1	$932.4
Operating profit from continuing operations	5.1	11.4	23.1	1.6	41.2

Operating segment total assets	$1,124.7	$209.1	$1,012.3	$95.9	$2,442.0

As of January 31, 2009
Operating segment total assets	$1,109.1	$173.6	$894.7	$73.9	$2,251.3
Note 14 – Fair Value Measurements
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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis. The Company has classified these assets and liabilities in accordance with the fair value hierarchy set forth in SFAS No. 157.

	Estimated Fair Value Measurements
		Significant	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Other Inputs	Inputs
(dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of May 2, 2009:
Financial Assets:
Money market funds	$183.1	$—	$—	$183.1
Financial Liabilities:
Interest rate contract	$—	$20.1	$—	$20.1

As of May 3, 2008:
Financial Assets:
Money market funds	$142.6	$—	$—	$142.6
Financial Liabilities:
Interest rate contract	$—	$17.4	$—	$17.4

As of January 31, 2009:
Financial Assets:
Money market funds	$173.7	$—	$—	$173.7
Financial Liabilities:
Interest rate contract	$—	$21.5	$—	$21.5
Note 15 – Commitments and Contingencies
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
Payless has appealed the District Court’s judgment and injunction to the United States Court of Appeals for the 9th Circuit and filed its Opening Brief on May 18, 2009. Payless continues to believe that the findings that it willfully infringed adidas’ rights are the product of error and that the District Court’s judgment and injunction should be vacated and reversed. Adidas has also purported to appeal from the District Court’s reduction of the jury verdict, from the District Court’s denial of an injunction of the broader scope it requested, and from the denial of its requests for attorneys’ fees and prejudgment interest.

On April 2, 2009, adidas’ Canadian subsidiary filed a statement of claim alleging that Payless and its Canadian operating companies infringed on adidas’ three stripe trademark by offering for sale the same footwear at issue in the United States action. The Company believes it has meritorious defenses to the claims asserted by adidas and filed an answer, defenses, and counterclaims on May 18, 2009.
As of May 2, 2009, the Company has recorded a $30.0 million pre-tax liability related to loss contingencies associated with this matter, all of which was recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s Condensed Consolidated Balance Sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $66.3 million. The ultimate resolution of this matter may materially differ from the amount recorded as of May 2, 2009 as a result of future court rulings or potential settlements, and any liability the Company may have to adidas based on claims it may raise related to sales in Canada.
The Company has reached agreements with substantially all of its various insurers with respect to their coverage obligations for the claims by adidas. Pursuant to those agreements, the Company has released these insurers from any further obligations with respect to adidas’ claims in the action under applicable policies.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International, LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it was commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. In the ITC investigation, Crocs sought an order and injunction prohibiting any of the Respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights.
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
On September 22, 2008, Crocs filed a Petition for Review with the United States Court of Appeals for the Federal Circuit seeking review of the Commission’s Opinion terminating the investigation, the ALJ’s Initial Determination and all underlying orders, rulings and findings of the ITC. On October 22, 2008, Collective Licensing filed a Motion to Intervene in the appeal filed by Crocs. Crocs filed its opening brief on January 21, 2009. The ITC and Collective Licensing, LLC along with other Respondents filed their separate response briefs on April 6, 2009. Crocs filed a reply brief on April 30, 2009.
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
Note 16 – Impact of Recently Issued Accounting Standards
In February 2008, FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, (“FSP 157-2”) which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted FSP 157-2 in the first quarter of 2009, the impact of which did not have a material impact on its Condensed Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) amends SFAS No. 109, “Accounting for Income Taxes,” such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption was not permitted. SFAS No. 141(R) was effective for the Company beginning February 1, 2009 and will primarily apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment to ARB 51” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net earnings to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Condensed Consolidated Statement of Earnings, of the amounts of consolidated net earnings attributable to the parent and to the noncontrolling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company adopted the provisions of SFAS No. 160 on February 1, 2009, the impact of which was retrospectively applied and resulted in the noncontrolling interest being separately presented as a component of equity on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Comprehensive Income.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”).  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company adopted the provisions of SFAS No. 161 in the first quarter of 2009. Please refer to Note 8 — Derivative, for the adopted disclosures.
In June 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue No. 08-3, “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”). Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, EITF 08-3 concluded that all maintenance deposits within its scope should be accounted for as a deposit, and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. The Company adopted the provisions of EITF 08-3 in the first quarter of 2009, the impact of which did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of FSP 03-6-1 in the first quarter of 2009. The provisions of FSP 03-6-1 are retrospective; therefore, prior periods have been retrospectively presented. Please refer to Note 12 — Earnings Per Share, for a discussion of the impact of FSP 03-6-1 on the Company’s Condensed Consolidated Financial Statements.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” (“FSP No. FAS 132(R)-1”). FSP No. FAS 132(R)-1 amends FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2009.  As FSP No. FAS 132(R)-1 relates only to disclosure, the Company does not anticipate that the adoption of FSP No. FAS 132(R)-1 will have a material effect on the Company’s Condensed Consolidated Financial Statements.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. These standards are effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company early adopted FSP FAS 107-1 and APB 28-1 in the first quarter of 2009, the impact of which related only to disclosures and did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
In April 2009, the FASB issued FSP No. FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”). FSP FAS 141 (R)-1 amends and clarifies FASB No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company does not expect the adoption of FSP FAS 141 (R)-1 to have a material effect on the Company’s Condensed Consolidated Financial Statements.
Note 17 – Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of May 2, 2009, May 3, 2008 and January 31, 2009 were $3.7 million, $3.9 million and $9.8 million, respectively.
Note 18 – Subsidiary Guarantors of Senior Notes – Condensed Consolidating Financial Information
The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the Condensed Consolidating Statements of Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and Total Consolidated Collective Brands, Inc. and Subsidiaries for the thirteen week periods ended May 2, 2009, and May 3, 2008, Condensed Consolidating Balanced Sheets as of May 2, 2009, May 3, 2008, and January 31, 2009, and the Condensed Consolidating Statements of Cash Flows for the thirteen week periods ended May 2, 2009, and May 3, 2008. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent within other assets.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended May 2, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$788.6	$278.2	$(203.9)	$862.9
Cost of sales	—	529.5	206.1	(182.5)	553.1

Gross margin	—	259.1	72.1	(21.4)	309.8
Selling, general and administrative expenses	0.5	214.7	55.5	(21.4)	249.3
Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(0.5)	44.4	16.6	—	60.5
Interest expense	6.4	11.9	0.1	(2.0)	16.4
Interest income	—	(2.6)	—	2.0	(0.6)
Equity in earnings of subsidiaries	(42.4)	(15.8)	—	58.2	—

Earnings from continuing operations before income taxes	35.5	50.9	16.5	(58.2)	44.7
(Benefit) provision for income taxes	(2.5)	8.4	0.5	—	6.4

Net earnings from continuing operations	38.0	42.5	16.0	(58.2)	38.3
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)

Net earnings	38.0	42.4	16.0	(58.2)	38.2
Net earnings attributable to noncontrolling interests	—	—	(0.2)	—	(0.2)

Net earnings attributable to Collective Brands, Inc.	$38.0	$42.4	$15.8	$(58.2)	$38.0

	13 Weeks Ended May 3, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$834.4	$281.3	$(183.3)	$932.4
Cost of sales	—	594.2	198.1	(165.0)	627.3

Gross margin	—	240.2	83.2	(18.3)	305.1
Selling, general and administrative expenses	0.3	222.9	58.9	(18.3)	263.8
Restructuring charges	—	0.1	—	—	0.1

Operating (loss) profit from continuing operations	(0.3)	17.2	24.3	—	41.2
Interest expense	4.4	14.2	—	(0.1)	18.5
Interest income	—	(0.4)	(1.0)	0.1	(1.3)
Equity in earnings of subsidiaries	(21.5)	(20.5)	—	42.0	—

Earnings from continuing operations before income taxes	16.8	23.9	25.3	(42.0)	24.0
(Benefit) provision for income taxes	(2.9)	2.0	3.2	—	2.3

Net earnings from continuing operations	19.7	21.9	22.1	(42.0)	21.7
Loss from discontinued operations, net of income taxes	—	(0.4)	—	—	(0.4)

Net earnings	19.7	21.5	22.1	(42.0)	21.3
Net earnings attributable to noncontrolling interests	—	—	(1.6)	—	(1.6)

Net earnings attributable to Collective Brands, Inc.	$19.7	$21.5	$20.5	$(42.0)	$19.7

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of May 2, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$179.6	$81.2	$—	$260.8
Accounts receivable, net	—	87.6	19.0	(7.2)	99.4
Inventories	—	411.8	78.0	(9.1)	480.7
Current deferred income taxes	—	30.3	4.2	—	34.5
Prepaid expenses	3.2	45.7	8.1	—	57.0
Other current assets	—	262.4	95.8	(337.9)	20.3
Current assets of discontinued operations	—	0.8	—	—	0.8

Total current assets	3.2	1,018.2	286.3	(354.2)	953.5

Property and Equipment:
Land	—	8.6	—	—	8.6
Property, buildings and equipment	—	1,296.3	180.3	—	1,476.6
Accumulated depreciation and amortization	—	(857.5)	(113.9)	—	(971.4)

Property and equipment, net	—	447.4	66.4	—	513.8

Intangible assets, net	—	418.4	22.6	—	441.0
Goodwill	—	143.6	138.0	—	281.6
Deferred income taxes	—	—	5.0	—	5.0
Other assets	1,297.6	652.3	2.6	(1,911.0)	41.5

Total Assets	$1,300.8	$2,679.9	$520.9	$(2,265.2)	$2,236.4

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.1	$25.7	$(25.7)	$7.1
Accounts payable	—	105.1	80.2	(40.6)	144.7
Accrued expenses	152.5	287.8	37.7	(287.9)	190.1
Current liabilities of discontinued operations	—	1.9	—	—	1.9

Total current liabilities	152.5	401.9	143.6	(354.2)	343.8

Long-term debt	478.4	689.6	9.6	(291.7)	885.9
Deferred income taxes	—	50.3	2.1	—	52.4
Other liabilities	2.9	241.9	17.2	—	262.0
Noncurrent liabilities of discontinued operations	—	0.3	—	—	0.3
Commitments and contingencies Equity:
Collective Brands, Inc. shareowners’ equity	667.0	1,295.9	323.4	(1,619.3)	667.0
Noncontrolling interests	—	—	25.0	—	25.0

Total equity	667.0	1,295.9	348.4	(1,619.3)	692.0

Total Liabilities and Equity	$1,300.8	$2,679.9	$520.9	$(2,265.2)	$2,236.4

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of May 3, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$129.8	$101.6	$—	$231.4
Accounts receivable, net	—	97.1	18.6	(4.0)	111.7
Inventories	—	407.3	81.0	(6.8)	481.5
Current deferred income taxes	—	33.6	2.9	—	36.5
Prepaid expenses	—	54.8	8.3	—	63.1
Other current assets	54.5	299.4	82.0	(395.4)	40.5
Current assets of discontinued operations	—	1.0	—	—	1.0

Total current assets	54.5	1,023.0	294.4	(406.2)	965.7

Property and Equipment:
Land	—	9.3	—	—	9.3
Property, buildings and equipment	—	1,290.2	177.3	—	1,467.5
Accumulated depreciation and amortization	—	(808.5)	(112.3)	—	(920.8)

Property and equipment, net	—	491.0	65.0	—	556.0

Intangible assets, net	—	526.6	26.7	—	553.3
Goodwill	—	183.6	138.1	—	321.7
Deferred income taxes	—	—	1.1	—	1.1
Other assets	1,400.2	661.2	2.1	(2,019.3)	44.2

Total Assets	$1,454.7	$2,885.4	$527.4	$(2,425.5)	$2,442.0

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.4	$—	$—	$7.4
Accounts payable	—	127.7	103.3	(34.8)	196.2
Accrued expenses	240.9	305.1	35.8	(371.4)	210.4
Current liabilities of discontinued operations	—	1.9	—	—	1.9

Total current liabilities	240.9	442.1	139.1	(406.2)	415.9
Long-term debt	481.1	714.1	11.0	(293.1)	913.1
Deferred income taxes	—	114.0	1.2	—	115.2
Other liabilities	2.5	228.5	18.4	—	249.4
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	730.2	1,386.7	339.5	(1,726.2)	730.2
Noncontrolling interests	—	—	18.2	—	18.2

Total equity	730.2	1,386.7	357.7	(1,726.2)	748.4

Total Liabilities and Equity	$1,454.7	$2,885.4	$527.4	$(2,425.5)	$2,442.0

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of January 31, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$—	$141.7	$107.6	$—	$249.3
Accounts receivable, net	—	87.6	14.7	(4.8)	97.5
Inventories	—	416.0	80.5	(4.5)	492.0
Current deferred income taxes	—	31.6	4.0	—	35.6
Prepaid expenses	0.7	51.3	6.7	—	58.7
Other current assets	—	273.2	81.3	(329.2)	25.3
Current assets of discontinued operations	—	1.3	—	—	1.3

Total current assets	0.7	1,002.7	294.8	(338.5)	959.7

Property and Equipment:
Land	—	8.6	—	—	8.6
Property, buildings and equipment	—	1,287.8	170.8	—	1,458.6
Accumulated depreciation and amortization	—	(836.3)	(109.5)	—	(945.8)

Property and equipment, net	—	460.1	61.3	—	521.4

Intangible assets, net	—	422.2	23.8	—	446.0
Goodwill	—	143.6	138.0	—	281.6
Deferred income taxes	—	—	1.7	—	1.7
Other assets	1,251.9	636.2	3.5	(1,850.7)	40.9

Total Assets	$1,252.6	$2,664.8	$523.1	$(2,189.2)	$2,251.3

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$24.8	$30.0	$(30.0)	$24.8
Accounts payable	—	110.6	96.2	(33.0)	173.8
Accrued expenses	148.3	293.8	36.0	(275.4)	202.7
Current liabilities of discontinued operations	—	1.9	—	—	1.9

Total current liabilities	148.3	431.1	162.2	(338.4)	403.2

Long-term debt	479.3	691.2	9.6	(291.7)	888.4
Deferred income taxes	—	49.2	—	—	49.2
Other liabilities	2.7	244.4	17.1	—	264.2
Noncurrent liabilities of discontinued operations	—	0.3	—	—	0.3
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	622.3	1,248.6	310.5	(1,559.1)	622.3
Noncontrolling interests	—	—	23.7	—	23.7

Total equity	622.3	1,248.6	334.2	(1,559.1)	646.0

Total Liabilities and Equity	$1,252.6	$2,664.8	$523.1	$(2,189.2)	$2,251.3

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended May 2, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$38.0	$42.4	$16.0	$(58.2)	$38.2
Loss from discontinued operations, net of income taxes	—	0.1	—	—	0.1
Adjustments for non-cash items included in net earnings	0.8	35.5	3.3	—	39.6
Changes in working capital	1.7	14.4	(30.9)	(4.4)	(19.2)
Other, net	(39.2)	(14.6)	(2.3)	54.8	(1.3)

Cash flow provided by (used in) operating activities	1.3	77.8	(13.9)	(7.8)	57.4

Investing Activities:
Capital expenditures	—	(20.7)	(6.0)	—	(26.7)

Cash flow used in investing activities	—	(20.7)	(6.0)	—	(26.7)

Financing Activities:
Net repayment of debt or notes payable, including deferred financing costs	(1.0)	(19.2)	—	—	(20.2)
Net (purchases) issuances of common stock	(0.3)	—	—	—	(0.3)
Net contribution from (distributions to) noncontrolling interests	—	—	1.9	—	1.9
Net contributions by (distributions to) parent	—	—	(3.5)	3.5	—

Cash flow used in financing activities	(1.3)	(19.2)	(1.6)	3.5	(18.6)
Effect of exchange rate changes on cash	—	—	(4.9)	4.3	(0.6)

Increase (decrease) in cash and cash equivalents	—	37.9	(26.4)	—	11.5
Cash and cash equivalents, beginning of year	—	141.7	107.6	—	249.3

Cash and cash equivalents, end of quarter	$—	$179.6	$81.2	$—	$260.8

	13 Weeks Ended May 3, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$19.7	$21.5	$22.1	$(42.0)	$21.3
Loss from discontinued operations, net of income taxes	—	0.4	—	—	0.4
Adjustments for non-cash items included in net earnings	0.8	22.2	4.5	—	27.5
Changes in working capital	6.4	10.5	(23.6)	—	(6.7)
Other, net	(26.9)	43.9	(59.1)	44.5	2.4

Cash flow provided by (used in) operating activities	—	98.5	(56.1)	2.5	44.9

Investing Activities:
Capital expenditures	—	(39.4)	(3.3)	—	(42.7)
Proceeds from sale of property and equipment	—	0.2	—	—	0.2

Cash flow used in investing activities	—	(39.2)	(3.3)	—	(42.5)

Financing Activities:
Net repayment of debt or notes payable, including deferred financing costs	—	(59.0)	57.9	(0.8)	(1.9)
Net contribution from (distributions to) noncontrolling interests	—	—	(0.7)	—	(0.7)
Net contributions by (distributions to) parent	—	62.3	(60.6)	(1.7)	—

Cash flow provided by (used in) provided by financing activities	—	3.3	(3.4)	(2.5)	(2.6)
Effect of exchange rate changes on cash	—	(2.3)	1.4	—	(0.9)

Increase (decrease) in cash and cash equivalents	—	60.3	(61.4)	—	(1.1)
Cash and cash equivalents, beginning of year	—	69.5	163.0	—	232.5

Cash and cash equivalents, end of quarter	$—	$129.8	$101.6	$—	$231.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property and employment matters; the inability to renew material leases, licenses or contracts upon their expiration on acceptable terms; the risk that we will not be able to integrate recently acquired businesses successfully, or that such integration will take longer than anticipated; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2008 Annual Report on Form 10-K for the fiscal year ended January 31, 2009, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our Condensed Consolidated Financial Statements and the accompanying notes thereto contained included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 31, 2009, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended January 31, 2009. MD&A includes the following sections:
•	Our Business – a general description of our business, our strategy and key 2009 events.

•	Consolidated Review of Operations – an analysis of our consolidated results of operations for the 13 weeks ended May 2, 2009 and May 3, 2008 as presented in our Condensed Consolidated Financial Statements.

•	Reporting Segment Review of Operations – an analysis of our results of operations for the 13 weeks ended May 2, 2009 and May 3, 2008 as presented in our Condensed Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale.

•	Liquidity and Capital Resources – an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies – an update since January 31, 2009 of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business
Collective Brands, Inc. consists of three lines of business: Payless ShoeSource, Inc. (“Payless”), The Stride Rite Corporation (“Stride Rite”), and Collective International, LP (“Collective Licensing”). We operate a hybrid business model that includes retail, wholesale, licensing and franchising businesses. Payless is one of the largest footwear retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. Stride Rite markets the leading brand of high-quality children’s shoes in the United States. Stride Rite also markets products for children and adults under well-known brand names, including Keds®, Sperry Top-Sider®, and Saucony®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.
Payless
Payless ShoeSource operates over 4,500 retail stores in 16 countries and territories in North America, the Caribbean, Central America, and South America. In addition, in the first quarter of 2009, the first Payless ShoeSource franchised stores opened in Kuwait and Saudi Arabia through a multi-year partnership with M.H. Alshaya Company. Our mission is to democratize fashion and design in footwear and accessories. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagle™, Champion® and Dexter®. Select stores also sell exclusive designer lines of footwear and accessories under the names Abaete for Payless, Lela Rose for Payless, Zoe&Zac, Christian Siriano for Payless and alice + olivia for Payless. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
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
Stride Rite is comprised of two reporting segments, Stride Rite Retail and Stride Rite Wholesale. We intend to build upon Stride Rite’s position as the premier brand in children’s footwear. We also continue to build Sperry Top-Sider® and Keds® into nautical lifestyle and athletic lifestyle brands, respectively, and to leverage Saucony’s authentic running heritage to build a greater global athletic and lifestyle footwear and apparel business.
Key 2009 Events
The significant challenges facing the global economy in 2009 and the highly uncertain global economic outlook have adversely affected consumer confidence and spending levels. We believe that these conditions are likely to persist throughout 2009. These conditions, along with severe credit market disruptions, among other factors, have also adversely affected the global footwear retailing industry. To mitigate this impact, we plan to continue to focus on reaching customers with new styles at compelling prices with great service. In addition, we are managing inventory very closely; flowing seasonal product closer to the time it is worn; and executing a number of gross margin driving initiatives. Finally, we intend to reduce our operating cost structure through a series of continuous improvement initiatives that focus on reducing costs and increasing cash flow. These initiatives include: occupancy cost rationalization, prudent marketing and advertising spending, renegotiating procurement contracts and re-examining existing contracts for cost reduction opportunities, and establishing new processes in merchandise sourcing that more effectively utilize factory capacity and ensure the best pricing.
We experienced inflationary pressures in China, where the majority of our products are made, throughout 2008. As a result, many of our inflated product costs, which are included in inventory until sold, have negatively impacted our results of operations in the first quarter of 2009 as our inventory is sold. We expect to see less inflationary pressure on product costs in the second quarter and lower product costs in the third and fourth quarters.

Consolidated Review of Operations
The following table presents the components of costs and expenses, as a percent of net sales, for the first quarter ended May 2, 2009 (“2009”) and May 3, 2008 (“2008”).

	First Quarter
	2009	2008

Net sales	100.0%	100.0%
Cost of sales	64.1	67.3

Gross margin	35.9	32.7
Selling, general and administrative expense	28.9	28.3

Operating profit from continuing operations	7.0	4.4
Interest expense, net	1.8	1.9

Net earnings from continuing operations before income taxes	5.2	2.5
Effective income tax rate*	14.3	9.6

Net earnings from continuing operations	4.4	2.3
Loss from discontinued operations, net of income taxes	—	(0.1)

Net earnings	4.4	2.2
Net earnings attributable to noncontrolling interests	—	(0.1)

Net earnings attributable to Collective Brands, Inc.	4.4%	2.1%

*	Percent of pre-tax earnings
Net Earnings Attributable to Collective Brands, Inc.
First quarter 2009 net earnings attributable to Collective Brands, Inc. was $38.0 million, or $0.59 per diluted share, up 92.9% versus first quarter 2008 results of $19.7 million, or $0.30 per diluted share. Results for the first quarter of 2008 include charges related to litigation totaling $30.0 million pre-tax and incremental costs resulting from the flow through of inventory recorded at fair value in the Stride Rite acquisition totaling $3.5 million pre-tax. These first quarter 2008 charges were partially offset by $5.1 million of first quarter 2008 operating profit from the Tommy Hilfiger adult footwear license. Our licensing agreement with Tommy Hilfiger for adult footwear expired in December 2008. Therefore, there are no revenues or earnings from the Tommy Hilfiger adult footwear license starting January 1, 2009.
Net Sales
The table below summarizes net sales information for our retail stores. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. The percent change for the first quarter of 2008 excludes information from our Stride Rite Retail segment as that segment was not present in 2007.
Sales percent increases (decreases) are as follows:

	First Quarter
	2009	2008

Same-store sales	(4.8)%	(5.4)%
Average selling price per unit	8.3	2.6
Unit volume	(12.3)	(7.5)
Footwear average selling price per unit	10.7	3.8
Footwear unit volume	(14.9)	(8.8)
Non-footwear average selling price per unit	7.2	(0.5)
Non-footwear unit volume	(2.5)	(1.9)
For the first quarter of 2009, total sales decreased 7.5% or $69.5 million, to $862.9 million, from the first quarter of 2008. Over half of the $69.5 million decrease is due to the expiration of the Tommy Hilfiger adult footwear license ($23.4 million) and the impact of foreign currency rate fluctuations ($15.0 million). Sales increased in our Stride Rite Retail reporting segment by 2.5% or $1.4 million to $58.5 million from the first quarter of 2008. Sales decreased in our Payless International reporting segment by 18.7% or $19.5 million to $84.8 million from the first quarter of 2008. Sales from our Stride Rite Wholesale reporting segment decreased 18.5% or $33.7 million, to $148.8 million in the first quarter of 2009. Sales decreased in our Payless Domestic reporting segment by 3.0% or $17.7 million to $570.8 million from the first quarter of 2008.

Cost of Sales
Cost of sales were $553.1 million in the 2009 first quarter, down 11.8% from $627.3 million in the 2008 first quarter. The decrease in cost of sales from 2008 to 2009 is primarily due to the impact of lower net sales in 2009 and the $30.0 million pre-tax charge we recorded in connection with our adidas litigation during the first quarter of 2008.
Gross Margin
Gross margin rate for the first quarter of 2009 was 35.9%, compared to a gross margin rate of 32.7% in the first quarter of 2008. The increase in gross margin rate is primarily due to the impact of the litigation charge of $30.0 million in the first quarter of 2008 and higher average unit retail prices at Payless in the first quarter of 2009. These were partially offset by merchandise cost increases, negative sales leverage on occupancy costs, and additional Stride Rite retail promotional activity.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $249.3 million in the first quarter of 2009, a decrease of 5.5% from $263.8 million in the first quarter of 2008. The decrease in SG&A expenses for the first quarter of 2009 compared to 2008 is primarily due to decreased payroll and related costs.
As a percentage of net sales, SG&A expenses were 28.9% of net sales in the first quarter of 2009 versus 28.3% in the first quarter of 2008. The increase, as a percentage of net sales, in the first quarter of 2009 was primarily due to the impact of lower comparable net sales, partially offset by expense reductions primarily related to payroll and related costs.
Interest Expense (Income)
Interest income and expense components were:

	First Quarter
(dollars in millions)	2009	2008

Interest expense	$16.4	$18.5
Interest income	(0.6)	(1.3)

Interest expense, net	$15.8	$17.2

The decline in interest expense in the first quarter of 2009 from the first quarter of 2008 is primarily a result of a lower interest rate on the unhedged portion of our Term Loan Facility. The decline in interest income in the first quarter of 2009 from the first quarter of 2008 is primarily a result of lower interest rates on our invested cash balance.
Income Taxes
Our effective income tax rate on continuing operations was 14.3% during the first quarter of 2009 as compared to 9.6% in the first quarter of 2008. The Company recorded $1.4 million of favorable discrete events in the thirteen weeks ended May 2, 2009. In total for fiscal 2009, the effective income tax rate is expected to be approximately 19% exclusive of discrete events. The unfavorable difference in the overall effective tax rate for 2009 compared to 2008 is due to comparatively higher income in relatively high tax rate jurisdictions as well as decreased income in relatively lower tax rate jurisdictions.
We have unrecognized tax benefits, inclusive of related interest and penalties, of $64.3 million and $59.1 million during the periods ended May 2, 2009 and May 3, 2008, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $37.9 million and $45.3 million, respectively.
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at May 2, 2009 will decrease by up to $42.0 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $18.2 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
Our consolidated balance sheet as of May 2, 2009 includes deferred tax assets, net of related valuation allowances, of approximately $155 million. In assessing the future realization of these assets, we concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon management’s belief that we will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.

For additional information regarding our income taxes, please see Note 11 — Income Taxes, of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests represent our joint venture partners’ share of net earnings or losses on applicable international operations. The decrease in net earnings attributable to noncontrolling interests is due to lower net earnings in our Latin America joint ventures.
Discontinued Operations
Discontinued operations include Parade and 26 Payless stores closed in connection with the 2004 restructuring plan. The loss from discontinued operations of $0.1 million and $0.4 million, net of income taxes, during the first quarters of 2009 and 2008, respectively, primarily relates to lease termination costs associated with the exit from Parade.
Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating profit from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment revenues from external customers to consolidated net sales and reporting segment operating profit from continuing operations to our consolidated operating profit from continuing operations for the thirteen weeks ended May 2, 2009 and May 3, 2008:

	First Quarter
(in millions)	2009	2008

Revenues from external customers:
Payless Domestic	$570.8	$588.5
Payless International	84.8	104.3
Stride Rite Wholesale	148.8	182.5
Stride Rite Retail	58.5	57.1

Revenues from external customers	$862.9	$932.4

Operating profit from continuing operations:
Payless Domestic	$42.2	$5.1
Payless International	1.8	11.4
Stride Rite Wholesale	14.3	23.1
Stride Rite Retail	2.2	1.6

Operating profit from continuing operations	$60.5	$41.2

The following table presents the change in store count during the first quarter of 2009 and 2008 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless	Payless	Stride Rite
	Domestic	International	Retail	Total

First Quarter 2009
Beginning store count	3,900	622	355	4,877
Stores opened	19	11	2	32
Stores closed	(29)	(3)	(1)	(33)

Ending store count	3,890	630	356	4,876

First Quarter 2008
Beginning store count	3,954	598	340	4,892
Stores opened	51	10	12	73
Stores closed	(49)	(2)	(4)	(55)

Ending store count	3,956	606	348	4,910

Payless Domestic Segment Operating Results
The Payless Domestic reporting segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless Domestic segment for the thirteen weeks ended May 2, 2009 and May 3, 2008:

	First Quarter
			Percent increase (decrease)
(dollars in millions)	2009	2008	2008 to 2009

Revenues from external customers	$570.8	$588.5	(3.0)%
Operating profit from continuing operations	$42.2	$5.1	727.5%
Operating profit from continuing operations as % of revenues from external customers	7.4%	0.9%
For the first quarter of 2009, revenues from external customers for the Payless Domestic reporting segment decreased 3.0% or $17.7 million, to $570.8 million, from the first quarter of 2008. The decrease in revenues from external customers from 2008 to 2009 is due to lower traffic and lower unit sales primarily due to weaker economic conditions in the United States, partially offset by increases in average selling prices per unit across all product categories.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 7.4% for the first quarter of 2009 compared to 0.9% in the first quarter of 2008. The percentage increase is primarily due to the impact of litigation charges of $30.0 million recorded in the first quarter of 2008. The remainder of the increase is due to improved gross margin rates in the first quarter 2009.
Payless International Segment Operating Results
Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands as well as franchising arrangements under the Payless ShoeSource name.

	First Quarter
			Percent decrease
(dollars in millions)	2009	2008	2008 to 2009

Revenues from external customers	$84.8	$104.3	(18.7)%
Operating profit from continuing operations	$1.8	$11.4	(84.2)%
Operating profit from continuing operations as % of revenues from external customers	2.1%	10.9%
For the first quarter of 2009, revenues from external customers for the Payless International reporting segment decreased 18.7% or $19.5 million, to $84.8 million, from the first quarter of 2008. Revenues from external customers for the Payless International reporting segment were negatively impacted by $10.5 million as a result of unfavorable foreign exchange rates, decreased sales in Canada due to weakening economic conditions compared to last year and the impact of new taxes and regulation in Ecuador.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 2.1% for the first quarter of 2009 compared to 10.9% in the first quarter of 2008. The percentage decrease is primarily due to decreased gross margin rates in Canada due to unfavorable exchange rates, decreased gross margin rates in South America primarily due to new taxes and regulation in Ecuador and decreased gross margin rates in Central America primarily due to negative leverage of our fixed costs due to lower net sales.
Stride Rite Wholesale Segment Operating Results
The Stride Rite Wholesale reporting segment is comprised of Stride Rite’s wholesale operations, which includes sales from the Stride Rite, Robeez, Sperry Top-Sider, Saucony, Keds and Tommy Hilfiger Children’s brands.
On December 31, 2008, our licensing agreement with Tommy Hilfiger for adult footwear expired and was not renewed. The aggregate revenue from external customers and operating profit from continuing operations for Tommy Hilfiger adult footwear was $23.4 million and $5.1 million, respectively, for the quarter ended May 3, 2008.

	First Quarter
			Percent decrease
(dollars in millions)	2009	2008	2008 to 2009

Revenues from external customers	$148.8	$182.5	(18.5)%
Operating profit from continuing operations	$14.3	$23.1	(38.1)%
Operating profit from continuing operations as % of revenues from external customers	9.6%	12.7%
For the first quarter of 2009, revenues from external customers for the Stride Rite Wholesale reporting segment decreased 18.5% or $33.7 million, to $148.8 million, from the first quarter of 2008. The decrease in revenues from external customers is primarily due to the expiration of our Tommy Hilfiger adult footwear license, lower Keds revenues, and foreign currency rates which negatively impacted segment revenues by $4.5 million. These declines were partially offset by increases in revenues from external customers from our Saucony brand.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 9.6% for the first quarter of 2009 compared to 12.7% in the first quarter of 2008. The percentage decrease was primarily due to higher product costs, increased promotions and sales mix.
Stride Rite Retail Segment Operating Results
The Stride Rite Retail reporting segment is comprised of operations from Stride Rite’s specialty stores and outlet stores.

	First Quarter
			Percent increase
(dollars in millions)	2009	2008	2008 to 2009

Revenues from external customers	$58.5	$57.1	2.5%
Operating profit from continuing operations	$2.2	$1.6	37.5%
Operating profit from continuing operations as % of revenues from external customers	3.8%	2.8%
For the first quarter of 2009, revenues from external customers for the Stride Rite Retail reporting segment increased 2.5% or $1.4 million, to $58.5 million, from the first quarter of 2008. The increase in revenues from external customers was primarily due to increased promotional days in 2009 compared to 2008.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 3.8% for the first quarter of 2009 compared to 2.8% in the first quarter of 2008. Operating profit from continuing operations in the first quarter of 2008 was negatively impacted by $3.5 million of pre-tax incremental costs resulting from the flow through of acquired inventory recorded at fair value. In the first quarter of 2009 operating profit as a percentage of revenues from external customers was negatively impacted by increased promotional days year-over-year.
Liquidity and Capital Resources
We ended the first quarter of 2009 with a cash and cash equivalents balance of $260.8 million, an increase of $29.4 million over the 2008 first quarter. The year-to-year increase was due primarily to cash generated from operations.
As of May 2, 2009, our foreign subsidiaries and joint ventures had $74.1 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
As of May 2, 2009, the borrowing base on our revolving loan facility was $315.9 million less $84.0 million in outstanding letters of credit, or $231.9 million. The variable interest rate including the applicable variable margin at May 2, 2009, was 2.01%. We had no borrowings on our revolving loan facility as of May 2, 2009.
We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter in 2009, a total leverage ratio of not more than 4.2 to 1. As of May 2, 2009 our leverage ratio, as defined in our Term Loan Facility agreement, was 2.7 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants on our Loan Facilities for the next twelve months.
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
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $57.4 million in the first three months of 2009, compared with $44.9 million for the same period in 2008. As a percentage of net sales, cash flow from operations was 6.7% in the first three months of 2009, compared with 4.8% in the same period in 2008. The changes in cash flow from operations in the first quarter of 2009 as compared to the first quarter of 2008 are primarily due to increases in net earnings due to cost reduction initiatives and a net cash inflow related to inventory as a result of prudent inventory management in the first quarter of 2009 compared to the first quarter of 2008. These favorable changes were offset by net cash outflows in accounts payable and accrued expenses in the first quarter of 2009 compared to the first quarter of 2008.
Cash Flow Used in Investing Activities
Our capital expenditures totaled $26.7 million during the first three months of 2009, compared with $42.7 million for the same period in 2008. The decline in capital expenditures was primarily due to lower spending on distribution centers and stores. Total capital expenditures in 2009 are expected to be approximately $85 million compared to $129 million in 2008. The decrease in total anticipated capital expenditures in 2009 compared to actual capital expenditures in 2008 is due to capital expenditure management initiatives in 2009 as result of the weakening economy and the near-completion of our multi-year distribution center investment. We intend to use internal cash flow from operations and available financing from Revolving Loan Facility to finance all of these expenditures.
Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Quarter
	2009		2008
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Employee stock purchase, deferred compensation and stock incentive plans	$0.5	50	$0.3	22
Under the terms of our Credit Facilities, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
Based upon the provisions of the Term Loan Facility, we were required to make an excess cash flow mandatory prepayment on the term loan facility no later than 120 days after the Company’s fiscal year end. Based on 2008 results, we made a prepayment of $17.5 million in the first quarter of 2009.
Contractual Obligations
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2009. There have been no significant developments with respect to our contractual obligations since January 31, 2009.
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	May 2,	May 3,	January 31,
	2009	2008	2009

Debt-capitalization Ratio*	56.3%	55.2%	58.6%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 74.3%, 73.5% and 75.7%, respectively, for the periods referred to above.
Critical Accounting Policies
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2009. There have been no changes to our critical accounting policies since January 31, 2009.
New Accounting Standards
See Note 16 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at May 2, 2009; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate contract for $540 million to hedge a portion of our variable rate Term Loan Facility. As of May 2, 2009, we have hedged $430 million of our Term Loan Facility. The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of May 2, 2009, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $2.7 million annually or approximately $0.7 million per quarter.
Foreign Currency Risk
We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the three months ended May 2, 2009, fluctuations in foreign currency exchange rates negatively impacted our sales, compared to the three months ended May 3, 2008, by approximately $15 million. We did not enter into any forward contracts to purchase or sell foreign currencies.
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. During 2005, the PRC government adopted an exchange rate system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under this “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of May 1, 2009, the last day of trading in our quarter, the exchange rate was 6.83 Yuan per U.S. dollar compared to 7.00 Yuan per U.S. dollar at the end of our first quarter 2008 and 6.85 Yuan per U.S. dollar at the end of our 2008 fiscal year.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Payless has appealed the District Court’s judgment and injunction to the United States Court of Appeals for the 9th Circuit and filed its Opening Brief on May 18, 2009. Payless continues to believe that the findings that it willfully infringed adidas’ rights are the product of error and that the District Court’s judgment and injunction should be vacated and reversed. Adidas has also purported to appeal from the District Court’s reduction of the jury verdict, from the District Court’s denial of an injunction of the broader scope it requested, and from the denial of its requests for attorneys’ fees and prejudgment interest.
On April 2, 2009, adidas’ Canadian subsidiary filed a statement of claim alleging that Payless and its Canadian operating companies infringed on adidas’ three stripe trademark by offering for sale the same footwear at issue in the United States action. The Company believes it has meritorious defenses to the claims asserted by adidas and filed an answer, defenses, and counterclaims on May 18, 2009.
As of May 2, 2009, the Company has recorded a $30.0 million pre-tax liability related to loss contingencies associated with this matter, all of which was recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s Condensed Consolidated Balance Sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $66.3 million. The ultimate resolution of this matter may materially differ from the amount recorded as of May 2, 2009 as a result of future court rulings or potential settlements, and any liability the Company may have to adidas based on claims it may raise related to sales in Canada.
The Company has reached agreements with substantially all of its various insurers with respect to their coverage obligations for the claims by adidas. Pursuant to those agreements, the Company has released these insurers from any further obligations with respect to adidas’ claims in the action under applicable policies.
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International, LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on

May 8, 2006, announcing that it was commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action will be stayed pending the outcome of the ITC investigation. A motion to stay the Colorado federal court action was filed on May 12, 2006. In the ITC investigation, Crocs sought an order and injunction prohibiting any of the Respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, will be stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights.
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
On September 22, 2008, Crocs filed a Petition for Review with the United States Court of Appeals for the Federal Circuit seeking review of the Commission’s Opinion terminating the investigation, the ALJ’s Initial Determination and all underlying orders, rulings and findings of the ITC. On October 22, 2008, Collective Licensing filed a Motion to Intervene in the appeal filed by Crocs. Crocs filed its opening brief on January 21, 2009. The ITC and Collective Licensing, LLC along with other Respondents filed their separate response briefs on April 6, 2009. Crocs filed a reply brief on April 30, 2009.
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
ITEM 1A. RISK FACTORS
For more information regarding our risk factors, see Item 1A in our Form 10-K for the year ended January 31, 2009. There have been no changes to our risk factors since January 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 21, 2009, 32,211 shares were credited to Director’s accounts under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. Each Director is permitted to defer receipt of a portion of their compensation including their annual restricted stock grant pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. Non-Management Directors also deferred an aggregate of 16,463 shares under the Deferred Compensation Plan for Non-Management Directors, which they would have otherwise been entitled to receive as part of their director fee. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transaction by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended May 2, 2009, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)

02/01/09 – 2/28/09	9	$11.27	—	$204.8
03/01/09 – 04/04/09	35	9.90	—	204.8
04/05/09 – 05/02/09	6	11.13	—	204.8

Total	50	$10.29	—	$204.8 (2)

(1)	Includes an aggregate of approximately fifty thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Stockholders of the Registrant was held on May 21, 2009.

(b)	At the Annual Meeting of Stockholders of the Registrant held on May 21, 2009, action was taken with respect to the election of three directors of the Registrant: 54,037,915 shares were voted for Mylle H. Mangum while authority was withheld with respect to 6,109,918 shares, 57,899,869 shares were voted for John F. McGovern while authority was withheld with respect to 2,247,964 shares, and 57,877,344 shares were voted for D. Scott Olivet while authority was withheld with respect to 2,270,489 shares. Other directors whose term of office continued after the meeting include: Matthew E. Rubel, Daniel Boggan Jr., Michael A. Weiss, Judith K. Hofer, Matthew A. Ouimet, Robert F. Moran and Robert C. Wheeler.

(c)	Stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm: 59,918,730 votes in favor, 196,507 votes against and 32,596 votes abstaining.

(d)	Stockholders approved amendments to and restatement of the 2006 Collective Brands, Inc. Stock Incentive Plan: 50,596,255 votes in favor, 3,431,534 votes against and 1,160,331 votes abstaining.
ITEM 6. EXHIBITS
     (a) Exhibits:

Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and
Chairman of the Board*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Division Senior
Vice President -Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and
Chairman of the Board*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Division Senior
Vice President — Chief Financial Officer and Treasurer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COLLECTIVE BRANDS, INC.

Date: June 4, 2009	By: /s/ Matthew E. Rubel

Matthew E. Rubel
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: June 4, 2009	By:/s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)