Form 10-Q
period 2009-08-01
COLLECTIVE BRANDS, INC.
filed 2009-09-03
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-14770
COLLECTIVE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation of organization	43-1813160 (I.R.S. Employer Identification No.)

3231 Southeast Sixth Avenue, Topeka, Kansas (Address of principal executive offices)	66607-2207 (Zip Code)
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
Common Stock, $.01 par value
64,057,291 shares as of August 28, 2009

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED AUGUST 1, 2009
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Net sales	$836.3	$911.7	$1,699.2	$1,844.1
Cost of sales	560.6	628.9	1,113.7	1,256.2

Gross margin	275.7	282.8	585.5	587.9
Selling, general and administrative expenses	243.4	259.2	492.7	523.0
Restructuring charges	—	—	—	0.1

Operating profit from continuing operations	32.3	23.6	92.8	64.8
Interest expense	15.2	20.7	31.6	39.2
Interest income	(0.2)	(3.9)	(0.8)	(5.2)

Net earnings from continuing operations before income taxes	17.3	6.8	62.0	30.8
(Benefit) provision for income taxes	(1.5)	(2.8)	4.9	(0.5)

Net earnings from continuing operations	18.8	9.6	57.1	31.3
Loss from discontinued operations, net of income taxes	—	(0.1)	(0.1)	(0.5)

Net earnings	18.8	9.5	57.0	30.8
Net earnings attributable to noncontrolling interests	(0.1)	(1.4)	(0.3)	(3.0)

Net earnings attributable to Collective Brands, Inc.	$18.7	$8.1	$56.7	$27.8

Basic and diluted earnings per share attributable to Collective Brands, Inc. common shareholders:
Earnings from continuing operations	$0.29	$0.13	$0.89	$0.44
Loss from discontinued operations	—	—	—	(0.01)

Basic and diluted earnings per share attributable to Collective Brands, Inc. common shareholders:	$0.29	$0.13	$0.89	$0.43

Basic and diluted weighted average shares outstanding	63.1	62.9	63.1	62.8
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	August 1,	August 2,	January 31,
	2009	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$295.2	$451.4	$249.3
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of August 1, 2009, August 2, 2008 and January 31, 2009 of $5.0, $5.2 and $4.2, respectively	109.8	119.7	97.5
Inventories	462.0	483.3	492.0
Current deferred income taxes	33.3	40.9	35.6
Prepaid expenses	57.3	63.5	58.7
Other current assets	23.4	21.6	25.3
Current assets of discontinued operations	0.7	0.9	1.3

Total current assets	981.7	1,181.3	959.7

Property and Equipment:
Land	7.9	8.6	8.6
Property, buildings and equipment	1,416.9	1,486.2	1,458.6
Accumulated depreciation and amortization	(927.6)	(938.9)	(945.8)

Property and equipment, net	497.2	555.9	521.4

Intangible assets, net	436.1	545.4	446.0
Goodwill	281.3	324.1	281.6
Deferred income taxes	5.6	0.7	1.7
Other assets	42.1	43.5	40.9

Total Assets	$2,244.0	$2,650.9	$2,251.3

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$7.1	$7.4	$24.8
Accounts payable	143.3	198.3	173.8
Accrued expenses	176.4	206.2	202.7
Current liabilities of discontinued operations	1.8	1.9	1.9

Total current liabilities	328.6	413.8	403.2

Long-term debt	884.1	1,126.3	888.4
Deferred income taxes	48.5	108.2	49.2
Other liabilities	259.8	240.5	264.2
Noncurrent liabilities of discontinued operations	0.3	—	0.3
Commitments and contingencies (Note 15)
Equity:
Collective Brands, Inc. shareowners’ equity	697.1	742.9	622.3
Noncontrolling interests	25.6	19.2	23.7

Total equity	722.7	762.1	646.0

Total Liabilities and Equity	$2,244.0	$2,650.9	$2,251.3

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in millions)

	Collective Brands, Inc. Shareowners’
	Outstanding	Additional		Accumulated Other	Non-
	Common	Paid-in	Retained	Comprehensive	controlling		Comprehensive
	Stock	Capital	Earnings	Loss	Interests	Total	Income

Balance at February 2, 2008	$0.7	$—	$708.1	$(5.9)	$17.2	$720.1

Net earnings	—	—	27.8	—	3.0	30.8	$30.8
Translation adjustments	—	—	—	(2.6)	—	(2.6)	(2.6)
Net change in fair value of derivative, net of taxes of $3.8	—	—	—	5.9	—	5.9	5.9
Changes in unrecognized amounts of pension benefits, net of taxes of $0.4	—	—	—	0.9	—	0.9	0.9
Issuances of common stock under stock plans	—	0.6	—	—	—	0.6
Purchases of common stock	—	(1.3)	—	—	—	(1.3)
Amortization of unearned nonvested shares	—	3.6	—	—	—	3.6
Stock option expense	—	5.1	—	—	—	5.1
Contributions from noncontrolling interests	—	—	—	—	2.6	2.6
Distributions to noncontrolling interests	—	—	—	—	(3.6)	(3.6)

Comprehensive income							35.0
Comprehensive income attributable to noncontrolling interests							(3.0)

Comprehensive income attributable to Collective Brands, Inc.							$32.0

Balance at August 2, 2008	$0.7	$8.0	$735.9	$(1.7)	$19.2	$762.1

Balance at January 31, 2009	$0.7	$17.8	$639.4	$(35.6)	$23.7	$646.0

Net earnings	—	—	56.7	—	0.3	57.0	$57.0
Translation adjustments	—	—	—	7.4	—	7.4	7.4
Net change in fair value of derivatives, net of taxes of $1.0	—	—	—	1.7	—	1.7	1.7
Changes in unrecognized amounts of pension benefits, net of taxes of $0.8	—	—	—	1.2	—	1.2	1.2
Issuances of common stock under stock plans	—	0.5	—	—	—	0.5
Purchases of common stock	—	(0.8)	—	—	—	(0.8)
Amortization of unearned nonvested shares	—	2.4	—	—	—	2.4
Stock option expense	—	5.7	—	—	—	5.7
Contributions from noncontrolling interests	—	—	—	—	3.8	3.8
Distributions to noncontrolling interests	—	—	—	—	(2.2)	(2.2)

Comprehensive income							67.3
Comprehensive income attributable to noncontrolling interests							(0.3)

Comprehensive income attributable to Collective Brands, Inc.							$67.0

Balance at August 1, 2009	$0.7	$25.6	$696.1	$(25.3)	$25.6	$722.7

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended
	August 1,	August 2,
	2009	2008
Operating Activities:
Net earnings	$57.0	$30.8
Loss from discontinued operations, net of income taxes	0.1	0.5
Adjustments for non-cash items included in net earnings:
Loss on disposal of assets	4.9	4.6
Depreciation and amortization	70.7	70.0
Provision for losses on accounts receivable	1.0	1.5
Share-based compensation expense	8.8	8.5
Deferred income taxes	(4.4)	(26.2)
Other, net	(0.1)	—
Changes in working capital:
Accounts receivable	(11.4)	(34.7)
Inventories	33.9	(13.9)
Prepaid expenses and other current assets	9.6	39.4
Accounts payable	(29.9)	0.7
Accrued expenses	(23.2)	7.4
Changes in other assets and liabilities, net	(1.9)	—
Contributions to pension plans	(1.4)	(1.6)
Net cash provided by discontinued operations	0.4	—

Cash flow provided by operating activities	114.1	87.0

Investing Activities:
Capital expenditures	(46.9)	(78.2)
Proceeds from sale of property and equipment	—	1.1

Cash flow used in investing activities	(46.9)	(77.1)

Financing Activities:
Proceeds from revolving loan facility	—	215.0
Repayment of debt	(22.1)	(3.6)
Payment of deferred financing costs	—	(0.1)
Issuances of common stock	0.5	0.6
Purchases of common stock	(0.8)	(1.3)
Contributions by noncontrolling interests	3.8	2.6
Distribution to noncontrolling interests	(2.2)	(3.6)

Cash flow (used in) provided by financing activities	(20.8)	209.6

Effect of exchange rate changes on cash	(0.5)	(0.6)

Increase in cash and cash equivalents	45.9	218.9
Cash and cash equivalents, beginning of year	249.3	232.5

Cash and cash equivalents, end of quarter	$295.2	$451.4

Supplemental cash flow information:
Interest paid	$31.1	$38.7
Income taxes paid	$9.0	$8.4
Non-cash investing and financing activities:
Accrued capital additions	$11.6	$17.9
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Interim Results
These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 56-100) in the Company’s 2008 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Company’s operations in the Central and South American Regions are operated as consolidated joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is comprised of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is comprised of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. The results for the twenty-six week period ended August 1, 2009 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 30, 2010.
Note 2 — Exit Costs
During the first quarter of 2007, the Company’s Board of Directors approved a plan to shift to a new distribution model. As part of the plan, the Company opened a new distribution center in Brookville, Ohio, which began operation in the fourth quarter of 2008. This distribution center is in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. The Company closed its distribution center in Topeka, KS in the second quarter of 2009. The Company has incurred substantially all of the exit costs related to closing its distribution center in Topeka, KS, which have been incurred since the first quarter of 2007 and total approximately $12 million, consisting of approximately $3 million of non-cash accelerated depreciation expenses, approximately $6 million for employee severance expenses, and approximately $3 million related to contract termination and other exit costs. The exit costs are recorded as cost of sales in the Condensed Consolidated Statements of Earnings and are included in the Payless Domestic segment. The total exit cost accrual balance as of August 1, 2009 is $0.2 million and relates primarily to employee severance costs.
As part of the purchase price allocation of the Company’s acquisition of The Stride Rite Corporation (“Stride Rite”), the Company incurred certain exit costs (“Stride Rite exit costs”). These costs include employee severance for certain Stride Rite corporate employees as well as employee severance, contract termination and other costs related to the Company’s plan to close Stride Rite’s Burnaby, British Columbia headquarters, manufacturing facility and distribution center and Huntington, Indiana distribution center. The Company plans to close the Huntington, Indiana distribution center in the third quarter of 2009.
The significant components of the Stride Rite exit costs incurred as of August 1, 2009, are summarized as follows:

	Total Costs Incurred as	Accrual Balance as of	26 Weeks Ended August 1, 2009		Accrual Balance as of
(dollars in millions)	of August 1, 2009	January 31, 2009	Costs Incurred	Cash Payments	August 1, 2009

Employee severance costs	$16.4	$5.7	$—	$(0.9)	$4.8
Contract termination and other costs	2.5	1.0	—	(0.3)	0.7

Total	$18.9	$6.7	$—	$(1.2)	$5.5

Note 3 — Discontinued Operations
In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations for the 13 weeks and 26 weeks ended August 1, 2009 and the 13 and 26 weeks ended August 2, 2008, for Parade and 26 Payless stores closed in connection with the 2004 restructuring plan are classified as discontinued operations within the Payless Domestic segment.
Note 4 — Inventories
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Wholesale inventories are valued at the lower of cost, using the FIFO method, or market. Substantially all of the Company’s inventories as of August 1, 2009, August 2, 2008 and January 31, 2009 were finished goods.

Note 5 — Intangible Assets
The following is a summary of the Company’s intangible assets:

	August 1,	August 2,	January 31,
(dollars in millions)	2009	2008	2009

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$32.5	$67.4	$33.2
Less: accumulated amortization	(23.0)	(54.1)	(22.3)

Carrying amount, end of period	9.5	13.3	10.9

Customer relationships:
Gross carrying amount	76.3	76.3	76.3
Less: accumulated amortization	(28.9)	(14.3)	(22.0)

Carrying amount, end of period	47.4	62.0	54.3

Trademarks and other intangible assets:
Gross carrying amount	19.3	21.4	21.5
Less: accumulated amortization	(5.6)	(5.0)	(6.2)

Carrying amount, end of period	13.7	16.4	15.3

Total carrying amount of intangible assets subject to amortization	70.6	91.7	80.5

Indefinite-lived trademarks	365.5	453.7	365.5

Total intangible assets	$436.1	$545.4	$446.0

Customer relationships are amortized using an economic patterning technique based on when the benefits of the asset are expected to be used. All other intangible assets subject to amortization are amortized on a straight-line basis. Amortization expense on intangible assets is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(dollars in millions)	2009	2008	2009	2008
Amortization expense on intangible assets	$4.6	$5.5	$9.3	$11.4
The Company expects amortization expense for the next five years to be as follows (in millions):

Year	Amount
Remainder of 2009	$9.8
2010	15.6
2011	12.6
2012	10.2
2013	8.6

Note 6 — Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method. The Company does not amortize goodwill but tests it for impairment annually during the third quarter, or when indications of potential impairment exist, utilizing a fair value approach at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management.
The following is a summary of the carrying amount of goodwill, by reporting segment:

	August 1,	August 2,	January 31,
(dollars in millions)	2009	2008	2009

Stride Rite Wholesale	$241.1	$241.9	$241.4
Payless Domestic	40.2	40.2	40.2
Stride Rite Retail	—	42.0	—

Total	$281.3	$324.1	$281.6

Note 7 — Long-Term Debt
The following is a summary of the Company’s long-term debt and capital lease obligations outstanding:

	August 1,	August 2,	January 31,
(dollars in millions)	2009	2008	2009
Term Loan Facility (1)	$694.8	$719.6	$715.9
Senior Subordinated Notes (2)	195.3	198.0	196.2
Revolving Loan Facility (3)	—	215.0	—
Capital-lease obligations	1.1	1.1	1.1

Total debt	891.2	1,133.7	913.2
Less: current maturities of long-term debt	7.1	7.4	24.8

Long-term debt	$884.1	$1,126.3	$888.4

(1)	As of August 1, 2009, the fair value of the Company’s Term Loan Facility was $642.7 million based on current market conditions and perceived risks.

(2)	As of August 1, 2009, the fair value of the Company’s Senior Subordinated Notes was $191.6 million based on recent trading activity.

(3)	As of August 1, 2009, the Company’s borrowing base on its Revolving Loan Facility was $329.8 million less $85.1 million in outstanding letters of credit, or $244.7 million. The variable interest rate including the applicable variable margin at August 1, 2009, was 1.48%.
As of August 1, 2009, the Company was in compliance with all of its debt covenants related to the above outstanding debt.
Note 8 — Derivatives
The Company has entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million term loan facility (“interest rate contract”). The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of August 1, 2009, the Company has hedged $365 million of its Term Loan Facility.
The Company has also entered into a series of forward contracts for an initial amount of $14.6 million to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through January 2010. As of August 1, 2009, the Company has hedged $13.5 million of its forecasted foreign currency purchases.
The interest rate and foreign currency contracts are designated as cash flow hedging instruments under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The change in the fair value of the interest rate and foreign currency contracts are recorded as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the periods in which earnings are impacted by the hedged item. As of August 1, 2009, August 2, 2008, and January 31, 2009 the Company had no hedging assets. The following table presents the fair value of the Company’s hedging portfolio related to its interest rate contract and foreign currency contracts:

			Fair Value
	Location on Condensed	August 1,	August 2,	January 31,
(dollars in millions)	Consolidated Balance Sheet	2009	2008	2009
Interest rate contract	Other liabilities	$18.1	$13.8	$21.5
Foreign currency contracts	Accrued expenses	$0.7	$—	$—
For the interest rate contract, the Company uses a mark-to-market valuation technique based on an observable interest rate yield curve and adjusts for credit risk. For the foreign currency contracts, the Company uses a mark-to-market technique based on observable foreign currency exchange rates and adjusts for credit risk. It is the Company’s policy to enter into derivative instruments with terms that match the underlying exposure being hedged. As such, the Company’s derivative instruments are considered highly effective, and the net gain or loss from hedge ineffectiveness is not material. Realized gains or losses on the hedging instruments occur when a portion of the hedge settles or if it is probable that the forecasted transaction will not occur. The impact of the derivative instruments on the Condensed Consolidated Financial Statements is as follows:

	Gain (Loss) Recognized in			Loss Reclassified from AOCI
	AOCI on Derivative			into Earnings
	13 Weeks Ended		Location on Condensed	13 Weeks Ended
	August 1,	August 2,	Consolidated Statement of	August 1,	August 2,
(dollars in millions)	2009	2008	Earnings	2009	2008
Interest rate contract	$(1.2)	$0.6	Interest expense	$(2.4)	$(1.6)
Foreign currency contracts	$(0.5)	$—	Cost of sales	$(0.1)	$—

	Gain (Loss) Recognized in			Loss Reclassified from AOCI
	AOCI on Derivative			into Earnings
	26 Weeks Ended		Location on Condensed	26 Weeks Ended
	August 1,	August 2,	Consolidated Statement of	August 1,	August 2,
(dollars in millions)	2009	2008	Earnings	2009	2008
Interest rate contract	$(2.5)	$3.0	Interest expense	$(4.6)	$(2.9)
Foreign currency contracts	$(0.5)	$—	Cost of sales	$(0.1)	$—
The Company expects $8.8 million of the fair value of the interest rate contract and $0.4 million of the fair value of the foreign currency contracts recorded in AOCI to be recognized in earnings during the next 12 months. These amounts may vary based on actual changes to LIBOR and foreign currency exchange rates.
Note 9 — Fair Value Measurements
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

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis. The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy set forth in SFAS No. 157 as of August 1, 2009:

	Estimated Fair Value Measurements
			Significant
	Quoted Prices in	Significant	Unobservable
	Active Markets	Observable Other	Inputs
(dollars in millions)	(Level 1)	Inputs (Level 2)	(Level 3)	Total Fair Value
Financial assets:
Money market funds	$216.1	$—	$—	$216.1
Financial liabilities:
Interest rate contract	$—	$18.1	$—	$18.1
Foreign currency contracts	$—	$0.7	$—	$0.7
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

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(dollars in millions)	2009	2008	2009	2008
Components of pension expense:
Service cost	$0.1	$0.1	$0.3	$0.2
Interest cost	0.6	0.6	1.2	1.2
Amortization of prior service cost	0.4	0.4	0.8	0.8
Amortization of actuarial loss	0.2	0.2	0.3	0.4

Total	$1.3	$1.3	$2.6	$2.6

Stride Rite Plan
The Stride Rite Plan is a noncontributory defined benefit pension plan covering certain eligible Stride Rite associates. Management calculates pension expense using assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The Company paid $1.4 million in contributions to the Stride Rite plan for the twenty-six weeks ended August 1, 2009. The components of pension expense for the plan were:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(dollars in millions)	2009	2008	2009	2008
Components of pension expense:
Interest cost	$1.1	$1.1	$2.2	$2.2
Expected return on net assets	(0.9)	(1.2)	(1.8)	(2.4)
Amortization of actuarial loss	0.5	—	0.9	—

Total	$0.7	$(0.1)	$1.3	$(0.2)

Note 11 — Share-Based Compensation
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SARs”), full value vehicles consisting of nonvested shares and phantom stock units (“nonvested shares and share units”), as well as cash-settled stock appreciation rights (“cash-settled SARs”).
The number of shares for grants made in the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively, are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
Stock-settled SARs (in number of SARs)(1):

Vest in installments over 3 years	5,594	39,885	1,474,553	548,055
Cliff vest after 3 years	500	10,080	462,700	319,680

Nonvested shares and share units:

Performance grant — vests in installments over 3 years(2)	—	5,873	—	10,628
Vest in installments over 3 years	1,344	2,000	337,303	267,949
Cliff vest after 3 years	—	2,500	—	3,925
Phantom nonvested shares — vests in installments over 3 years	1,331	—	15,074	—

Cash-settled SARs:

Vest in installments over 3 years	6,350	2,450	50,150	5,250
Cliff vest after 3 years	—	500	3,500	8,500

(1)	All of the stock-settled SARs issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the SAR, meaning that the maximum shares issuable under a SAR is 0.67 shares per SAR.

(2)	Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of August 1, 2009, the Company has assessed the likelihood that the performance conditions will be met and has recorded the related expense based on the estimated outcome.
Total share-based compensation expense of $4.4 million and $8.8 million before tax has been included in the Company’s Condensed Consolidated Statement of Earnings for the thirteen and twenty-six weeks ended August 1, 2009, respectively. Included in this amount is $1.5 million of expense that was recognized as a result of the grants made in 2009. No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(dollars in millions, except per share amounts)	2009	2008	2009	2008
Cost of sales	$1.1	$1.1	$2.2	$2.1
Selling, general and administrative expenses	3.3	3.3	6.6	6.4

Share-based compensation expense before income taxes	4.4	4.4	8.8	8.5
Tax benefit	(1.7)	(1.7)	(3.4)	(3.3)

Share-based compensation expense after income taxes	$2.7	$2.7	$5.4	$5.2

Effect on basic and diluted earnings per share attributable to Collective Brands, Inc. common shareholders	$0.04	$0.04	$0.09	$0.08
As of August 1, 2009, the Company had unrecognized compensation expense related to nonvested awards of $26.1 million, which is expected to be recognized over a weighted average period of 1.0 years.
Note 12 — Income Taxes
The Company’s effective income tax rate on continuing operations was 7.9% during the twenty-six weeks ended August 1, 2009, compared to a negative 1.6% during the twenty-six weeks ended August 2, 2008. The Company’s effective income tax rate on continuing operations was negative 8.7% during the thirteen weeks ended August 1, 2009, compared to a negative 41.2% during the thirteen weeks ended August 2, 2008. The Company recorded $2.9 million of favorable discrete events in the twenty-six weeks ended August 1, 2009. The Company expects its effective tax rate to differ from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate and the on-going implementation of tax efficient business initiatives. The unfavorable difference in the overall effective tax rate for 2009 compared to 2008 is due to comparatively higher income in relatively high tax rate jurisdictions as well as decreased income in relatively lower tax rate jurisdictions.

The Company has unrecognized tax benefits, inclusive of related interest and penalties, of $65.5 million and $61.0 million as of August 1, 2009 and August 2, 2008, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized is $39.5 million and $46.9 million, respectively.
The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at August 1, 2009 will decrease by up to $40.9 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $17.6 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
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
The Company’s Condensed Consolidated Balance Sheet as of August 1, 2009 includes deferred tax assets, net of related valuation allowances, of approximately $159 million. In assessing the future realization of these assets, the Company concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon the Company’s belief that it will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If the Company’s near-term forecasts are not achieved, it may be required to record additional valuation allowances against its deferred tax assets. This could have a material impact on the Company’s financial position and results of operations in a particular period.
Note 13 — Earnings Per Share
Effective February 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”), which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of FSP 03-6-1 are retrospective; therefore, prior periods have been retrospectively presented.
Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the more dilutive earnings per share amount calculated using the treasury method or the two-class method. For the thirteen and twenty-six weeks ended August 1, 2009 and August 2, 2008, the Company used the two-class method calculation for earnings per share. Diluted earnings per share include the effect of conversions of stock options and stock-settled stock appreciation rights. Earnings per share has been computed as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
(dollars in millions, except per share amounts; shares in thousands)	2009	2008	2009	2008
Net earnings attributable to Collective Brands, Inc. from continuing operations	$18.7	$8.2	$56.8	$28.3
Less: net earnings allocated to participating securities(1)	0.3	0.1	0.8	0.4

Net earnings available to common shareholders from continuing operations	$18.4	$8.1	$56.0	$27.9

Weighted average shares outstanding — basic	63,118	62,851	63,086	62,835
Net effect of dilutive stock options	1	—	—	—
Net effect of dilutive SARs	9	—	5	—

Weighted average shares outstanding — diluted	63,128	62,851	63,091	62,835

Basic and diluted earnings per share attributable to common shareholders from continuing operations	$0.29	$0.13	$0.89	$0.44

(1)	Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding.
The Company excluded approximately 5.0 million and 6.4 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended August 1, 2009 and approximately 6.5 million and 5.8 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended August 2, 2008 because to include them would have been antidilutive.

Note 14 — Segment Reporting
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
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $8.5 million and $9.0 million for the thirteen weeks ended August 1, 2009 and August 2, 2008, respectively and $17.1 million and $17.4 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the reporting segments is as follows:

		Payless	Stride Rite
(dollars in millions)	Payless Domestic	International	Wholesale	Stride Rite Retail	Consolidated
13 weeks ended August 1, 2009
Revenues from external customers	$546.8	$103.7	$137.7	$48.1	$836.3
Operating profit (loss) from continuing operations	24.1	4.4	7.3	(3.5)	32.3

26 weeks ended August 1, 2009
Revenues from external customers	$1,117.6	$188.5	$286.5	$106.6	$1,699.2
Operating profit (loss) from continuing operations	66.3	6.2	21.6	(1.3)	92.8
Operating segment total assets	$1,097.0	$192.1	$876.5	$78.4	$2,244.0

13 weeks ended August 2, 2008
Revenues from external customers	$587.4	$117.0	$158.6	$48.7	$911.7
Operating (loss) profit from continuing operations	(3.9)	17.3	13.4	(3.2)	23.6

26 weeks ended August 2, 2008
Revenues from external customers	$1,175.9	$221.3	$341.1	$105.8	$1,844.1
Operating profit (loss) from continuing operations	1.2	28.7	36.5	(1.6)	64.8
Operating segment total assets	$1,306.9	$215.0	$1,034.0	$95.0	$2,650.9

As of January 31, 2009
Operating segment total assets	$1,109.1	$173.6	$894.7	$73.9	$2,251.3
Note 15 — Commitments and Contingencies
adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc.
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
Payless has appealed the District Court’s judgment and injunction to the United States Court of Appeals for the 9th Circuit and filed its Opening Brief on May 18, 2009. Payless continues to believe that the findings that it willfully infringed adidas’ rights are the product of error and that the District Court’s judgment and injunction should be vacated and reversed. Adidas has also purported to appeal from the District Court’s reduction of the jury verdict, from the District Court’s denial of an injunction of the broader scope it requested, and from the denial of its requests for attorneys’ fees and prejudgment interest. On May 18, 2009, Payless filed its Opening Brief on appeal. On July 1, 2009, adidas filed its Combined Appellee’s Response Brief and Opening Brief of Cross-Appellants. On August 17, 2009, Payless filed its Response and Reply Brief. Adidas’ Reply Brief is due September 14, 2009.
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
As of August 1, 2009, the Company has recorded a $30.0 million pre-tax liability related to loss contingencies associated with this matter, all of which was recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s Condensed Consolidated Balance Sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $66.3 million. The ultimate resolution of this matter may materially differ from the amount recorded as of August 1, 2009 as a result of future court rulings or potential settlements, and any liability the Company may have to adidas based on claims it may raise related to sales in Canada.
The Company has reached agreements with substantially all of its various relevant insurers with respect to their coverage obligations for the claims by adidas. Pursuant to those agreements, the Company has released these insurers from any further obligations with respect to adidas’ claims in the action under applicable policies.
In the Matter of Certain Foam Footwear
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing, was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it was commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action has been stayed pending the outcome of the ITC investigation. In the ITC investigation, Crocs sought an order and injunction prohibiting any of the Respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, was stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights.
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
Crocs, Inc. v. Acme Ex-Im, Inc., et al.
On September 22, 2008, Crocs filed a Petition for Review with the United States Court of Appeals for the Federal Circuit seeking review of the Commission’s Opinion terminating the investigation, the ALJ’s Initial Determination and all underlying orders, rulings and findings of the ITC. On October 22, 2008, Collective Licensing filed a Motion to Intervene in the appeal filed by Crocs. Crocs filed its opening brief on January 21, 2009. The ITC and Collective Licensing, LLC along with other Respondents filed their separate response briefs on April 6, 2009. Crocs filed a reply brief on April 30, 2009. Oral argument was held on July 10, 2009.
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
Discovery Property & Casualty Insurance Co. v. Collective Brands, Inc., (f/k/a Payless ShoeSource, Inc.) Payless ShoeSource Worldwide, Inc. and Collective Licensing International, LLC
On or about December 11, 2007, Discover Property & Casualty Insurance Company filed a declaratory judgment action against the Company, Payless ShoeSource Worldwide, Inc. and Collective Licensing (collectively “Defendants”) seeking a declaration that there is no coverage for the Colorado federal court action or the ITC action filed by Crocs. On February 29, 2008, Defendants filed a motion to dismiss or stay the action, which was denied on July 15, 2008. The Company has responded to the Complaint and filed a counterclaim seeking a determination of coverage and reimbursement of fees incurred in the federal court action and ITC proceeding. The Company has also filed an amended counterclaim which adds as a party St. Paul Fire and Marine Insurance Company, which is the excess insurer.
American Eagle Outfitters and Retail Royalty Co. v. Payless ShoeSource, Inc.
On or about April 20, 2007, a Complaint was filed against the Company in the U.S. District Court for the Eastern District of New York, captioned American Eagle Outfitters and Retail Royalty Co. (“AEO”) v. Payless ShoeSource, Inc. (“Payless”). The Complaint seeks injunctive relief and unspecified monetary damages for false advertising, trademark infringement, unfair competition, false description, false designation of origin, breach of contract, injury to business reputation, deceptive trade practices, and to void or nullify an agreement between the Company and third party Jimlar Corporation. Plaintiffs filed a motion for preliminary injunction on or about May 7, 2007. On December 20, 2007, the Magistrate Judge who heard oral arguments on the pending motions issued a Report and Recommendation (“R&R”) recommending that a preliminary injunction issue requiring the Company, in marketing its American Eagle products, to “prominently display” a disclaimer stating that: “AMERICAN EAGLE by Payless is not affiliated with AMERICAN EAGLE OUTFITTERS.” The Magistrate Judge also recommended that Payless stop using “Exclusively at Payless” in association with its American Eagle products. The parties then filed objections to this R&R and, on January 23, 2008, the District Court Judge issued an order remanding the matter back to the Magistrate Judge and instructing him to consider certain arguments raised by the Company in its objections. On June 6, 2008, the Magistrate Judge issued a Supplemental Report and Recommendation (“Supp. R&R”), modifying his earlier finding, stating that AEO had not established a likelihood of success on the merits of its breach of contract claim, and recommending denial of the Company’s request for an evidentiary hearing. The parties again filed objections and, on July 7, 2008, the District Court Judge entered an order adopting the Magistrate’s December 20, 2007 R&R, as modified by the June 6, 2008 Supp. R&R. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed its answer and counterclaim on July 21, 2008. On August 27, 2008, the Magistrate Judge issued an R & R that includes a proposed preliminary injunction providing additional detail for, among other things, the manner of complying with the previously recommended disclaimer. On September 15, 2008, the Company filed objections to the proposed preliminary injunction. On October 20, 2008, the District Court Judge issued an order deeming the objections to be a motion for reconsideration and referring them back to the Magistrate Judge. Later that same day, the Magistrate Judge issued a revised proposed preliminary injunction incorporating most of the modifications proposed in the Company’s objections. On November 6, 2008, the parties filed objections to the revised proposed preliminary injunction. On November 10, 2008, the Court entered a preliminary injunction. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS No. 161 in the first quarter of 2009. Please refer to Note 8 — Derivatives, for the adopted disclosures.
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
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share”. FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of FSP 03-6-1 in the first quarter of 2009. The provisions of FSP 03-6-1 are retrospective; therefore, prior periods have been retrospectively presented. Please refer to Note 13 — Earnings Per Share, for a discussion of the impact of FSP 03-6-1 on the Company’s Condensed Consolidated Financial Statements.

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
In April 2009, the FASB issued FSP No. FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”). FSP FAS 141 (R)-1 amends and clarifies FASB No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company does not expect the adoption of FSP FAS 141 (R)-1 will have a material effect on the Company’s Condensed Consolidated Financial Statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). This Statement establishes the FASB Accounting Standards Codification, (“Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not anticipate that the adoption of SFAS No. 168 will have a material effect on the Company’s Condensed Consolidated Financial Statements.
Note 17 – Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of August 1, 2009, August 2, 2008 and January 31, 2009 were $2.8 million, $5.1 million and $9.8 million, respectively.
Note 18 – Subsequent Events
The Company has evaluated subsequent events for potential disclosure or recognition through September 3, 2009, the issuance date of the financial statements.
Note 19 – Subsidiary Guarantors of Senior Notes – Condensed Consolidating Financial Information
The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the Condensed Consolidating Statements of Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and Total Consolidated Collective Brands, Inc. and Subsidiaries for the thirteen week and twenty-six week periods ended August 1, 2009, and August 2, 2008, Condensed Consolidating Balance Sheets as of August 1, 2009, August 2, 2008, and January 31, 2009, and the Condensed Consolidating Statements of Cash Flows for the twenty-six week periods ended August 1, 2009, and August 2, 2008. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent within other assets.

The Non-guarantor Subsidiaries are made up of the Company’s operations in the Central and South American Regions, Canada, Mexico, Germany, the Netherlands, the United Kingdom, Ireland, Australia, Bermuda, Saipan and Puerto Rico and the Company’s sourcing organization in Hong Kong, Taiwan, China, Indonesia and Brazil as well as the Company’s franchised operations. The operations in the Central and South American Regions use a December 31 year-end. Operations in the Central and South American Regions are included in the Company’s results on a one-month lag relative to results from other regions. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.
Under the indenture governing the Notes, the Company’s subsidiaries in Singapore are designated as unrestricted subsidiaries. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant. The Company’s subsidiaries in Singapore are included in the Non-guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended August 1, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$744.3	$282.2	$(190.2)	$836.3
Cost of sales	—	530.5	198.3	(168.2)	560.6

Gross margin	—	213.8	83.9	(22.0)	275.7
Selling, general and administrative expenses	0.6	206.4	58.4	(22.0)	243.4
Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(0.6)	7.4	25.5	—	32.3
Interest expense	6.3	10.9	—	(2.0)	15.2
Interest income	—	(2.2)	—	2.0	(0.2)
Equity in earnings of subsidiaries	(23.2)	(24.3)	—	47.5	—

Earnings from continuing operations before income taxes	16.3	23.0	25.5	(47.5)	17.3
(Benefit) provision for income taxes	(2.4)	(0.2)	1.1	—	(1.5)

Net earnings from continuing operations	18.7	23.2	24.4	(47.5)	18.8
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Net earnings	18.7	23.2	24.4	(47.5)	18.8
Net earnings attributable to noncontrolling interests	—	—	(0.1)	—	(0.1)

Net earnings attributable to Collective Brands, Inc.	$18.7	$23.2	$24.3	$(47.5)	$18.7

	26 Weeks Ended August 1, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,532.9	$560.4	$(394.1)	$1,699.2
Cost of sales	—	1,060.0	404.4	(350.7)	1,113.7

Gross margin	—	472.9	156.0	(43.4)	585.5
Selling, general and administrative expenses	1.1	421.1	113.9	(43.4)	492.7
Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(1.1)	51.8	42.1	—	92.8
Interest expense	12.7	22.8	0.1	(4.0)	31.6
Interest income	—	(4.8)	—	4.0	(0.8)
Equity in earnings of subsidiaries	(65.6)	(40.1)	—	105.7	—

Earnings from continuing operations before income taxes	51.8	73.9	42.0	(105.7)	62.0
(Benefit) provision for income taxes	(4.9)	8.2	1.6	—	4.9

Net earnings from continuing operations	56.7	65.7	40.4	(105.7)	57.1
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)

Net earnings	56.7	65.6	40.4	(105.7)	57.0
Net earnings attributable to noncontrolling interests	—	—	(0.3)	—	(0.3)

Net earnings attributable to Collective Brands, Inc.	$56.7	$65.6	$40.1	$(105.7)	$56.7

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended August 2, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$807.8	$320.4	$(216.5)	$911.7
Cost of sales	—	603.0	221.8	(195.9)	628.9

Gross margin	—	204.8	98.6	(20.6)	282.8
Selling, general and administrative expenses	0.3	217.3	62.2	(20.6)	259.2
Restructuring charges	—	—	—	—	—

Operating (loss) profit from continuing operations	(0.3)	(12.5)	36.4	—	23.6
Interest expense	4.3	15.1	1.3	—	20.7
Interest income	—	(2.0)	(1.9)	—	(3.9)
Equity in earnings of subsidiaries	(9.8)	(31.1)	—	40.9	—

Earnings from continuing operations before income taxes	5.2	5.5	37.0	(40.9)	6.8
(Benefit) provision for income taxes	(2.9)	(4.4)	4.5	—	(2.8)

Net earnings from continuing operations	8.1	9.9	32.5	(40.9)	9.6
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)

Net earnings	8.1	9.8	32.5	(40.9)	9.5
Net earnings attributable to noncontrolling interests	—	—	(1.4)	—	(1.4)

Net earnings attributable to Collective Brands, Inc.	$8.1	$9.8	$31.1	$(40.9)	$8.1

	26 Weeks Ended August 2, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,642.2	$601.7	$(399.8)	$1,844.1
Cost of sales	—	1,197.2	419.9	(360.9)	1,256.2

Gross margin	—	445.0	181.8	(38.9)	587.9
Selling, general and administrative expenses	0.6	440.2	121.1	(38.9)	523.0
Restructuring charges	—	0.1	—	—	0.1

Operating (loss) profit from continuing operations	(0.6)	4.7	60.7	—	64.8
Interest expense	8.7	29.3	1.3	(0.1)	39.2
Interest income	—	(2.4)	(2.9)	0.1	(5.2)
Equity in earnings of subsidiaries	(31.3)	(51.6)	—	82.9	—

Earnings from continuing operations before income taxes	22.0	29.4	62.3	(82.9)	30.8
(Benefit) provision for income taxes	(5.8)	(2.4)	7.7	—	(0.5)

Net earnings from continuing operations	27.8	31.8	54.6	(82.9)	31.3
Loss from discontinued operations, net of income taxes	—	(0.5)	—	—	(0.5)

Net earnings	27.8	31.3	54.6	(82.9)	30.8
Net earnings attributable to noncontrolling interests	—	—	(3.0)	—	(3.0)

Net earnings attributable to Collective Brands, Inc.	$27.8	$31.3	$51.6	$(82.9)	$27.8

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of August 1, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$203.8	$91.4	$—	$295.2
Accounts receivable, net	—	97.5	18.1	(5.8)	109.8
Inventories	—	387.6	80.5	(6.1)	462.0
Current deferred income taxes	—	28.4	4.9	—	33.3
Prepaid expenses	5.6	42.2	9.5	—	57.3
Other current assets	—	274.4	77.0	(328.0)	23.4
Current assets of discontinued operations	—	0.7	—	—	0.7

Total current assets	5.6	1,034.6	281.4	(339.9)	981.7

Property and Equipment:
Land	—	7.9	—	—	7.9
Property, buildings and equipment	—	1,224.5	192.4	—	1,416.9
Accumulated depreciation and amortization	—	(805.7)	(121.9)	—	(927.6)

Property and equipment, net	—	426.7	70.5	—	497.2

Intangible assets, net	—	414.6	21.5	—	436.1
Goodwill	—	143.3	138.0	—	281.3
Deferred income taxes	—	—	5.6	—	5.6
Other assets	1,331.9	678.3	2.8	(1,970.9)	42.1

Total Assets	$1,337.5	$2,697.5	$519.8	$(2,310.8)	$2,244.0

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.1	$5.2	$(5.2)	$7.1
Accounts payable	—	104.6	75.4	(36.7)	143.3
Accrued expenses	159.0	280.6	34.8	(298.0)	176.4
Current liabilities of discontinued operations	—	1.8	—	—	1.8

Total current liabilities	159.0	394.1	115.4	(339.9)	328.6

Long-term debt	478.5	687.8	9.5	(291.7)	884.1
Deferred income taxes	—	46.3	2.2	—	48.5
Other liabilities	2.9	239.1	17.8	—	259.8
Noncurrent liabilities of discontinued operations	—	0.3	—	—	0.3
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	697.1	1,329.9	349.3	(1,679.2)	697.1
Noncontrolling interests	—	—	25.6	—	25.6

Total equity	697.1	1,329.9	374.9	(1,679.2)	722.7

Total Liabilities and Equity	$1,337.5	$2,697.5	$519.8	$(2,310.8)	$2,244.0

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of August 2, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$350.1	$101.3	$—	$451.4
Accounts receivable, net	—	108.1	20.1	(8.5)	119.7
Inventories	—	407.3	82.1	(6.1)	483.3
Current deferred income taxes	—	37.5	3.4	—	40.9
Prepaid expenses	—	55.6	7.9	—	63.5
Other current assets	61.8	267.2	94.1	(401.5)	21.6
Current assets of discontinued operations	—	0.9	—	—	0.9

Total current assets	61.8	1,226.7	308.9	(416.1)	1,181.3

Property and Equipment:
Land	—	8.6	—	—	8.6
Property, buildings and equipment	—	1,308.1	178.1	—	1,486.2
Accumulated depreciation and amortization	—	(823.8)	(115.1)	—	(938.9)

Property and equipment, net	—	492.9	63.0	—	555.9

Intangible assets, net	—	523.8	21.6	—	545.4
Goodwill	—	185.7	138.4	—	324.1
Deferred income taxes	—	—	0.7	—	0.7
Other assets	1,419.5	633.9	2.2	(2,012.1)	43.5

Total Assets	$1,481.3	$3,063.0	$534.8	$(2,428.2)	$2,650.9

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.4	$—	$—	$7.4
Accounts payable	—	137.3	128.7	(67.7)	198.3
Accrued expenses	254.8	268.8	31.0	(348.4)	206.2
Current liabilities of discontinued operations	—	1.9	—	—	1.9

Total current liabilities	254.8	415.4	159.7	(416.1)	413.8

Long-term debt	481.1	928.4	9.5	(292.7)	1,126.3
Deferred income taxes	—	107.5	0.7	—	108.2
Other liabilities	2.5	219.7	18.3	—	240.5
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	742.9	1,392.0	327.4	(1,719.4)	742.9
Noncontrolling interests	—	—	19.2	—	19.2

Total equity	742.9	1,392.0	346.6	(1,719.4)	762.1

Total Liabilities and Equity	$1,481.3	$3,063.0	$534.8	$(2,428.2)	$2,650.9

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended August 1, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$56.7	$65.6	$40.4	$(105.7)	$57.0
Loss from discontinued operations, net of income taxes	—	0.1	—	—	0.1
Adjustments for non-cash items included in net earnings	1.5	70.5	8.9	—	80.9
Changes in working capital	5.8	19.9	(21.8)	(24.9)	(21.0)
Other, net	(62.7)	(34.7)	(5.7)	100.2	(2.9)

Cash flow provided by operating activities	1.3	121.4	21.8	(30.4)	114.1

Investing Activities:
Capital expenditures	—	(37.6)	(9.3)	—	(46.9)
Dividends received from related parties	—	—	0.6	(0.6)	—

Cash flow used in investing activities	—	(37.6)	(8.7)	(0.6)	(46.9)

Financing Activities:
Net repayment of debt or notes payable, including deferred financing costs	(1.0)	(21.1)	(24.8)	24.8	(22.1)
Net purchases of common stock	(0.3)	—	—	—	(0.3)
Net contribution from noncontrolling interests	—	—	1.6	—	1.6
Net distributions to parent	—	(0.6)	(5.6)	6.2	—

Cash flow used in financing activities	(1.3)	(21.7)	(28.8)	31.0	(20.8)

Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)

Increase (decrease) in cash and cash equivalents	—	62.1	(16.2)	—	45.9
Cash and cash equivalents, beginning of year	—	141.7	107.6	—	249.3

Cash and cash equivalents, end of quarter	$—	$203.8	$91.4	$—	$295.2

	26 Weeks Ended August 2, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$27.8	$31.3	$54.6	$(82.9)	$30.8
Loss from discontinued operations, net of income taxes	—	0.5	—	—	0.5
Adjustments for non-cash items included in net earnings	1.4	49.1	7.9	—	58.4
Changes in working capital	13.0	5.4	(19.5)	—	(1.1)
Other, net	(41.5)	(60.2)	17.2	82.9	(1.6)

Cash flow provided by operating activities	0.7	26.1	60.2	—	87.0

Investing Activities:
Capital expenditures	—	(72.0)	(6.2)	—	(78.2)
Proceeds from sale of property and equipment	—	1.1	—	—	1.1

Cash flow used in investing activities	—	(70.9)	(6.2)	—	(77.1)

Financing Activities:
Net repayment of debt or notes payable, including deferred financing costs	—	211.3	—	—	211.3
Net purchases of common stock	(0.7)	—	—	—	(0.7)
Net distributions to noncontrolling interests	—	—	(1.0)	—	(1.0)
Net contributions by (distributions to) parent	—	116.5	(116.5)	—	—

Cash flow (used in) provided by provided by financing activities	(0.7)	327.8	(117.5)	—	209.6

Effect of exchange rate changes on cash	—	(2.4)	1.8	—	(0.6)

Increase (decrease) in cash and cash equivalents	—	280.6	(61.7)	—	218.9
Cash and cash equivalents, beginning of year	—	69.5	163.0	—	232.5

Cash and cash equivalents, end of quarter	$—	$350.1	$101.3	$—	$451.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property and employment matters; the inability to renew material leases, licenses or contracts upon their expiration on acceptable terms; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures or franchised operations; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan, Canadian Dollar and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2008 Annual Report on Form 10-K for the fiscal year ended January 31, 2009, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our Condensed Consolidated Financial Statements and the accompanying notes thereto contained included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 31, 2009, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended January 31, 2009. MD&A includes the following sections:
•	Our Business — a general description of our business, our strategy and key 2009 events.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the second quarter and first six months ended August 1, 2009 and August 2, 2008 as presented in our Condensed Consolidated Financial Statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the second quarter and six months ended August 1, 2009 and August 2, 2008 as presented in our Condensed Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — an update since January 31, 2009 of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

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
Payless
Payless ShoeSource operates over 4,500 retail stores in 16 countries and territories in North America, the Caribbean, Central America, and South America. In addition, in 2009, the first Payless ShoeSource franchised stores opened in the Middle East through a multi-year partnership with M.H. Alshaya Company. Payless plans to expand its franchised stores in Russia next year having just signed a new agreement with M.H. Alshaya Company. Our mission is to democratize fashion and design in footwear and accessories. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagle™, Champion® and Dexter®. Select stores also sell exclusive designer lines of footwear and accessories under the names Abaete for Payless, Lela Rose for Payless, Zoe&Zac, Christian Siriano for Payless and alice + olivia for Payless. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
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
Key 2009 Events
The significant challenges facing the global economy in 2009 and the highly uncertain global economic outlook have adversely affected consumer confidence and spending levels. We believe that these conditions are likely to persist throughout 2009. These conditions, along with severe credit market disruptions, among other factors, have adversely affected the global footwear retailing industry. To mitigate this impact, we plan to continue to focus on reaching customers with new styles at compelling prices with great service. In addition, we are managing inventory very closely; flowing seasonal product closer to the time it is worn; and executing a number of gross margin improvement initiatives. Finally, we intend to reduce our operating cost structure through a series of continuous improvement initiatives that focus on reducing costs and increasing cash flow. These initiatives include: occupancy cost rationalization, prudent marketing and advertising spending, renegotiating procurement contracts and re-examining existing contracts for cost reduction opportunities, and establishing new processes in merchandise sourcing that more effectively utilize factory capacity and ensure the best pricing.
We experienced inflationary pressures in China, where the majority of our products are made, throughout 2008. As a result, many of our inflated product costs, which are included in inventory until sold, have negatively impacted our results of operations in the first six months of 2009. We do not expect to see inflationary pressure on product costs in the third and fourth quarters of 2009.

Consolidated Review of Operations
The following table presents the components of costs and expenses, as a percent of net sales, for the second quarter and first six months ended August 1, 2009 (“2009”) and August 2, 2008 (“2008”).

	Second Quarter		First Six Months
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.0	69.0	65.5	68.1

Gross margin	33.0	31.0	34.5	31.9
Selling, general and administrative expense	29.1	28.4	29.0	28.4

Operating profit from continuing operations	3.9	2.6	5.5	3.5
Interest expense, net	1.8	1.9	1.8	1.8

Net earnings from continuing operations before income taxes	2.1	0.7	3.7	1.7
Effective income tax rate*	(8.7)	(41.2)	7.9	(1.6)

Net earnings from continuing operations	2.2	0.9	3.3	1.6
Loss from discontinued operations, net of income taxes	—	—	—	—

Net earnings	2.2	0.9	3.3	1.6
Net earnings attributable to noncontrolling interests	—	(0.1)	—	(0.1)

Net earnings attributable to Collective Brands, Inc.	2.2%	0.8%	3.3%	1.5%

*	Percent of pre-tax earnings
Net Earnings Attributable to Collective Brands, Inc.
Second quarter 2009 net earnings attributable to Collective Brands, Inc. was $18.7 million, or $0.29 per diluted share versus second quarter 2008 results of $8.1 million, or $0.13 per diluted share. Results for the second quarter 2008 include charges related to litigation totaling $36.2 million pre-tax. The second quarter 2008 charges were partially offset by $2.7 million of pre-tax operating profit from the Tommy Hilfiger adult footwear license. Our licensing agreement with Tommy Hilfiger for adult footwear expired in December 2008. Therefore, there are no revenues or earnings from the Tommy Hilfiger adult footwear license since January 1, 2009.
Net earnings attributable to Collective Brands, Inc. for the first six months of 2009 was $56.7 million, or $0.89 per diluted share versus the first six months of 2008 results of $27.8 million, or $0.43 per diluted share. Results for the first six months of 2008 include charges related to litigation totaling $66.2 million pre-tax and incremental costs resulting from the flow through of acquired inventory recorded at fair value in the Stride Rite acquisition totaling $3.5 million pre-tax. For the first six months of 2008, pre-tax operating profit from the Tommy Hilfiger adult footwear license totaled $7.8 million.
Net Sales
The table below summarizes net sales information for our retail stores. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. The percent change for the second quarter and first six months of 2008 excludes information from our Stride Rite Retail segment as that segment was not present throughout 2007.
Sales percent increases (decreases) are as follows:

	Second Quarter		First Six Months
	2009	2008	2009	2008
Same-store sales	(7.3)%	0.2%	(6.0)%	(2.7)%
Average selling price per unit	5.3	4.9	6.8	3.7
Unit volume	(12.1)	(4.0)	(12.2)	(5.8)
Footwear average selling price per unit	6.9	5.9	8.7	4.8
Footwear unit volume	(14.1)	(5.4)	(14.5)	(7.1)
Non-footwear average selling price per unit	4.5	3.9	5.9	1.6
Non-footwear unit volume	(2.4)	3.3	(2.4)	0.4
For the second quarter of 2009, net sales decreased 8.3% or $75.4 million, to $836.3 million, from the second quarter of 2008. Net sales decreased from the second quarter last year due primarily to a decline in comparable store sales, the impact of the expiration of the Tommy Hilfiger adult footwear license, and foreign currency exchange rates. Net sales decreased in our Payless Domestic reporting segment by 6.9% or $40.6 million to $546.8 million from the second quarter of 2008. Net sales decreased in our Payless International reporting segment by 11.4% or $13.3 million to $103.7 million from the second quarter of 2008. Net sales from our Stride Rite Wholesale reporting segment decreased 13.2% or $20.9 million, to $137.7 million in the second quarter of 2009. Net sales decreased in our Stride Rite Retail reporting segment by 1.2% or $0.6 million to $48.1 million from the second quarter of 2008.

For the first six months of 2009, net sales decreased 7.9% or $144.9 million, to $1,699.2 million, from the first six months of 2008. Net sales decreased from the first six months of last year due primarily to a decline in comparable store sales, the impact of the expiration of the Tommy Hilfiger adult footwear license, and foreign currency exchange rates. Net sales decreased in our Payless Domestic reporting segment by 5.0% or $58.3 million to $1,117.6 million from the first six months of 2008. Net sales decreased in our Payless International reporting segment by 14.8% or $32.8 million to $188.5 million from the first six months of 2008. Net sales from our Stride Rite Wholesale reporting segment decreased 16.0% or $54.6 million, to $286.5 million in the first six months of 2009. Net sales increased in our Stride Rite Retail reporting segment by 0.8% or $0.8 million to $106.6 million from the first six months of 2008.
Cost of Sales
Cost of sales was $560.6 million in the second quarter of 2009, down 10.9% from $628.9 million in the 2008 second quarter. The decrease in cost of sales from 2008 to 2009 is primarily due to the impact of the $36.2 million charge we recorded in connection with litigation during the second quarter of 2008 and lower net sales in 2009.
Cost of sales was $1,113.7 million in the first six months of 2009, down 11.3% from $1,256.2 million in the first six months of 2008. The decrease in cost of sales from 2008 to 2009 is primarily due to the impact of the $66.2 million charge we recorded in connection with litigation during the first six months of 2008 and lower net sales in 2009.
Gross Margin
Gross margin rate for the second quarter of 2009 was 33.0%, compared to a gross margin rate of 31.0% in the second quarter of 2008. The increase in gross margin rate is primarily due to the impact of the litigation charge of $36.2 million in the second quarter of 2008 and higher initial mark-on due to increased direct sourcing in the second quarter of 2009. These were partially offset by negative sales leverage on occupancy costs, additional promotional activity, and merchandise cost increases.
Gross margin rate for the first six months of 2009 was 34.5%, compared to a gross margin rate of 31.9% in the first six months of 2008. The increase in gross margin rate is primarily due to the impact of the litigation charge of $66.2 million in the first six months of 2008 and higher initial mark-on due to increased direct sourcing in the first six months of 2009. These were partially offset by negative sales leverage on occupancy costs, additional promotional activity, and merchandise cost increases.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $243.4 million in the second quarter of 2009, a decrease of 6.1% from $259.2 million in the second quarter of 2008. The decrease in SG&A expenses for the second quarter of 2009 compared to 2008 is primarily due to cost reduction actions that decreased payroll and other expenses.
SG&A expenses were $492.7 million in the first six months of 2009, a decrease of 5.8% from $523.0 million in the first six months of 2008. The decrease in SG&A expenses for the first six months of 2009 compared to 2008 is primarily due to cost reduction actions that decreased payroll and other expenses.
As a percentage of net sales, SG&A expenses were 29.1% of net sales in the second quarter of 2009 versus 28.4% in the second quarter of 2008. The increase, as a percentage of net sales, in the second quarter of 2009 was primarily due to the impact of lower comparable net sales, partially offset by cost reductions primarily related to payroll and related expenses.
As a percentage of net sales, SG&A expenses were 29.0% of net sales in the first six months of 2009 versus 28.4% in the first six months of 2008. The increase, as a percentage of net sales, in the first six months of 2009 was primarily due to the impact of lower comparable net sales, partially offset by cost reductions primarily related to payroll and related expenses.
Interest Expense (Income)
Interest income and expense components were:

	Second Quarter		First Six Months
(dollars in millions)	2009	2008	2009	2008
Interest expense	$15.2	$20.7	$31.6	$39.2
Interest income	(0.2)	(3.9)	(0.8)	(5.2)

Interest expense, net	$15.0	$16.8	$30.8	$34.0

The decline in interest expense in the second quarter and first six months of 2009 from the second quarter and first six months of 2008 is primarily a result of a lower interest rate on the unhedged portion of our Term Loan Facility as well as a decrease in the outstanding balance of our revolving loan facility. The decline in interest income in the second quarter and first six months of 2009 from the second quarter and first six months of 2008 is primarily a result of lower interest rates on our invested cash balance as well as a lower average cash balance year over year.
Income Taxes
Our effective income tax rate on continuing operations was 7.9% during the first six months of 2009 as compared to a negative 1.6% during the first six months of 2008. Our effective income tax rate on continuing operations was negative 8.7% during the second quarter of 2009 as compared to a negative 41.2% during the second quarter of 2008. We recorded $2.9 million of favorable discrete events in the first six months of 2009. The unfavorable difference in the overall effective tax rate for 2009 compared to 2008 is due to comparatively higher income in relatively high tax rate jurisdictions as well as decreased income in relatively lower tax rate jurisdictions.
We have unrecognized tax benefits, inclusive of related interest and penalties, of $65.5 million and $61.0 million as of August 1, 2009 and August 2, 2008, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $39.5 million and $46.9 million, respectively.
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at August 1, 2009 will decrease by up to $40.9 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $17.6 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
Our consolidated balance sheet as of August 1, 2009 includes deferred tax assets, net of related valuation allowances, of approximately $159 million. In assessing the future realization of these assets, we concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon management’s belief that we will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.
For additional information regarding our income taxes, please see Note 12 — Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests represent our joint venture partners’ share of net earnings or losses on applicable international operations. The decrease in net earnings attributable to noncontrolling interests is due to lower net earnings in our Latin America joint ventures.
Discontinued Operations
Discontinued operations include Parade and 26 Payless stores closed in connection with the 2004 restructuring plan. The losses from discontinued operations in the second quarter of 2008 and the first six months of 2009 and 2008, primarily relate to lease termination costs associated with the exit from Parade.
Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, Stride Rite Retail and Stride Rite Wholesale. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating profit from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment revenues from external customers to consolidated net sales and reporting segment operating profit from continuing operations to our consolidated operating profit from continuing operations for the second quarter and first six months ended August 1, 2009 and August 2, 2008:

	Second Quarter		First Six Months
(in millions)	2009	2008	2009	2008
Revenues from external customers:
Payless Domestic	$546.8	$587.4	$1,117.6	$1,175.9
Payless International	103.7	117.0	188.5	221.3
Stride Rite Wholesale	137.7	158.6	286.5	341.1
Stride Rite Retail	48.1	48.7	106.6	105.8

Revenues from external customers	$836.3	$911.7	$1,699.2	$1,844.1

Operating profit (loss) from continuing operations:
Payless Domestic	$24.1	$(3.9)	$66.3	$1.2
Payless International	4.4	17.3	6.2	28.7
Stride Rite Wholesale	7.3	13.4	21.6	36.5
Stride Rite Retail	(3.5)	(3.2)	(1.3)	(1.6)

Operating profit from continuing operations	$32.3	$23.6	$92.8	$64.8

The following table presents the change in store count during the second quarter and first six months of 2009 and 2008 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

		Payless
	Payless Domestic	International	Stride Rite Retail	Total
Second Quarter 2009
Beginning store count	3,890	630	356	4,876
Stores opened	3	17	5	25
Stores closed	(29)	(8)	(1)	(38)

Ending store count	3,864	639	360	4,863

First Six Months 2009
Beginning store count	3,900	622	355	4,877
Stores opened	22	28	7	57
Stores closed	(58)	(11)	(2)	(71)

Ending store count	3,864	639	360	4,863

Second Quarter 2008
Beginning store count	3,956	606	348	4,910
Stores opened	20	3	6	29
Stores closed	(35)	(3)	(3)	(41)

Ending store count	3,941	606	351	4,898

First Six Months 2008
Beginning store count	3,954	598	340	4,892
Stores opened	71	13	18	102
Stores closed	(84)	(5)	(7)	(96)

Ending store count	3,941	606	351	4,898

Payless Domestic Segment Operating Results
The Payless Domestic reporting segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless Domestic segment for the second quarter and first six months ended August 1, 2009 and August 2, 2008:

	Second Quarter			First Six Months
			Percent decrease			Percent decrease
(dollars in millions)	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues from external customers	$546.8	$587.4	(6.9)%	$1,117.6	$1,175.9	(5.0)%
Operating profit (loss) from continuing operations	$24.1	$(3.9)	NM*%	$66.3	$1.2	NM*%
Operating profit (loss) from continuing operations as % of revenues from external customers	4.4%	(0.7)%		5.9%	0.1%

*	Not Meaningful
For the second quarter of 2009, revenues from external customers for the Payless Domestic reporting segment decreased 6.9% or $40.6 million, to $546.8 million, from the second quarter of 2008. For the first six months of 2009, revenues from external customers for the Payless Domestic reporting segment decreased 5.0% or $58.3 million, to $1,117.6 million, from the first six months of 2008. The decrease in revenues from external customers from the second quarter and first six months of 2008 to 2009 is due to lower traffic and lower unit sales primarily due to weaker economic conditions in the United States, partially offset by increases in average selling prices per unit across all product categories.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 4.4% for the second quarter of 2009 compared to a negative 0.7% in the second quarter of 2008. As a percentage of revenues from external customers, operating profit from continuing operations increased to 5.9% for the first six months of 2009 compared to 0.1% in the first six months of 2008. The percentage increases are primarily due to the impact of litigation charges recorded in the second quarter ($36.2 million) and the first six months of 2008 ($66.2 million).
Payless International Segment Operating Results
Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands as well as franchising arrangements under the Payless ShoeSource name.

	Second Quarter			First Six Months
			Percent decrease			Percent decrease
(dollars in millions)	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues from external customers	$103.7	$117.0	(11.4)%	$188.5	$221.3	(14.8)%
Operating profit from continuing operations	$4.4	$17.3	(74.6)%	$6.2	$28.7	(78.4)%
Operating profit from continuing operations as % of revenues from external customers	4.2%	14.8%		3.3%	13.0%
For the second quarter of 2009, revenues from external customers for the Payless International reporting segment decreased 11.4% or $13.3 million, to $103.7 million, from the second quarter of 2008. For the first six months of 2009, revenues from external customers for the Payless International reporting segment decreased 14.8% or $32.8 million, to $188.5 million, from the first six months of 2008. Revenues from external customers for the Payless International reporting segment were negatively impacted by lower consumer traffic due to weakening economic conditions compared to last year, unfavorable foreign exchange rates compared to last year totaling $7.6 million for the second quarter and $18.2 million for the first six months of 2009 versus 2008, and the impact of new taxes and regulation in Ecuador.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 4.2% for the second quarter of 2009 compared to 14.8% in the second quarter of 2008. As a percentage of revenues from external customers, operating profit from continuing operations decreased to 3.3% for the first six months of 2009 compared to 13.0% in the first six months of 2008. The percentage decreases are primarily due to decreased gross margin rates in Canada and Puerto Rico primarily due to negative leverage of our fixed costs due to lower net sales, decreased gross margin rates in South America primarily due to new taxes and regulation in Ecuador, and initial start-up costs related to entering Colombia.
Stride Rite Wholesale Segment Operating Results
The Stride Rite Wholesale reporting segment is comprised of Stride Rite’s wholesale operations, which includes sales from Stride Rite, Robeez, Sperry Top-Sider, Saucony, Keds and Tommy Hilfiger Children’s brands.
On December 31, 2008, our licensing agreement with Tommy Hilfiger for adult footwear expired and was not renewed. The aggregate revenue from external customers and operating profit from continuing operations for Tommy Hilfiger adult footwear was $16.1 million and $2.7 million, respectively, for the quarter ended August 2, 2008 and $39.5 million and $7.8 million, respectively, for the six months ended August 2, 2008.

	Second Quarter			First Six Months
			Percent decrease			Percent decrease
(dollars in millions)	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues from external customers	$137.7	$158.6	(13.2)%	$286.5	$341.1	(16.0)%
Operating profit from continuing operations	$7.3	$13.4	(45.5)%	$21.6	$36.5	(40.8)%
Operating profit from continuing operations as % of revenues from external customers	5.3%	8.4%		7.5%	10.7%
For the second quarter of 2009, revenues from external customers for the Stride Rite Wholesale reporting segment decreased 13.2% or $20.9 million, to $137.7 million, from the second quarter of 2008. For the first six months of 2009, revenues from external customers for the Stride Rite Wholesale reporting segment decreased 16.0% or $54.6 million, to $286.5 million, from the first six months of 2008. The decreases in revenues from external customers are primarily due to the expiration of our Tommy Hilfiger adult footwear license and lower Keds revenues due to its strategic repositioning. These declines were partially offset by increases in revenues from external customers of our Saucony brand.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 5.3% for the second quarter of 2009 compared to 8.4% in the second quarter of 2008. As a percentage of revenues from external customers, operating profit from continuing operations decreased to 7.5% for the first six months of 2009 compared to 10.7% in the first six months of 2008. The percentage decreases were primarily due to more promotional selling and higher product costs compared to last year.
Stride Rite Retail Segment Operating Results
The Stride Rite Retail reporting segment is comprised of operations from Stride Rite’s specialty stores and outlet stores.

	Second Quarter			First Six Months
			Percent decrease			Percent increase
(dollars in millions)	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues from external customers	$48.1	$48.7	(1.2)%	$106.6	$105.8	0.8%
Operating loss from continuing operations	$(3.5)	$(3.2)	(9.4)%	$(1.3)	$(1.6)	18.8%
Operating loss from continuing operations as % of revenues from external customers	(7.3)%	(6.6)%		(1.2)%	(1.5)%
For the second quarter of 2009, revenues from external customers for the Stride Rite Retail reporting segment decreased 1.2% or $0.6 million, to $48.1 million, from the second quarter of 2008. For the first six months of 2009, revenues from external customers for the Stride Rite Retail reporting segment increased 0.8% or $0.8 million, to $106.6 million, from the first six months of 2008.
As a percentage of revenues from external customers, operating loss from continuing operations increased to negative 7.3% for the second quarter of 2009 compared to negative 6.6% in the second quarter of 2008. As a percentage of revenues from external customers, operating loss from continuing operations decreased to negative 1.2% for the first six months of 2009 compared to negative 1.5% in the first six months of 2008. Operating loss from continuing operations in the first six months of 2008 was negatively impacted by $3.5 million of pre-tax incremental costs resulting from the flow through of acquired inventory recorded at fair value. In the second quarter and first six months of 2009 operating loss as a percentage of revenues from external customers was negatively impacted by comparable store sales declines and greater promotional activity.
Liquidity and Capital Resources
We ended the second quarter of 2009 with a cash and cash equivalents balance of $295.2 million, a decrease of $156.2 million from the second quarter of 2008. The year over year decrease was due primarily to the repayment of the prior year draw on our Revolving Loan Facility of $215.0 million offset by reduced capital expenditures and litigation costs compared to last year.
As of August 1, 2009, our foreign subsidiaries and joint ventures had $88.2 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
As of August 1, 2009, the borrowing base on our Revolving Loan Facility was $329.8 million less $85.1 million in outstanding letters of credit, or $244.7 million. The variable interest rate including the applicable variable margin at August 1, 2009, was 1.48%. We had no borrowings on our revolving loan facility as of August 1, 2009.

We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter in 2009, a total leverage ratio of not more than 4.2 to 1. As of August 1, 2009 our leverage ratio, as defined in our Term Loan Facility agreement, was 2.7 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants on our Loan Facilities for the next twelve months.
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
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $114.1 million in the first six months of 2009, compared with $87.0 million for the same period in 2008. As a percentage of net sales, cash flow from operations was 6.7% in the first six months of 2009, compared with 4.7% in the same period in 2008. The changes in cash flow from operations in the first six months of 2009 as compared to the first six months of 2008 are primarily due to increases in net earnings, related to prior year litigation charges, and a net cash inflow related to inventories as a result of prudent inventory management. These favorable changes were offset by net cash outflows in accounts payable and accrued expenses in the first six months of 2009 compared to the first six months of 2008.
Cash Flow Used in Investing Activities
Our capital expenditures totaled $46.9 million during the first six months of 2009, compared with $78.2 million for the same period in 2008. The decrease in capital expenditures was primarily due to lower spending on distribution centers and stores. Total capital expenditures in 2009 are expected to be approximately $85 million compared to $129 million in 2008. The decrease in total anticipated capital expenditures in 2009 compared to actual capital expenditures in 2008 is due to capital expenditure management initiatives in 2009 as a result of the weakening economy as well as the completion of our multi-year distribution center investment. We intend to use internal cash flow from operations and available financing from the Revolving Loan Facility, if necessary, to finance all of these capital expenditures.
Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Six Months
	2009		2008
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares
Employee stock purchase, deferred compensation and stock incentive plans	$0.8	69	$1.3	111
Under the terms of our credit facilities governing our Loan Facilities, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
Based upon the provisions of the Term Loan Facility, we were required to make an excess cash flow mandatory prepayment on the Term Loan Facility no later than 120 days after the Company’s fiscal year end. Based on 2008 results, we made a prepayment of $17.5 million in the first quarter of 2009.
Based upon projected 2009 results, we anticipate that we could be required to make such a mandatory prepayment of between $10.0 million and $35.0 million by May 30, 2010, depending upon the amount of excess cash flow generated in 2009 and our consolidated leverage ratio as defined by the Term Loan Facility agreement at fiscal year end. The excess cash flow mandatory prepayment is an annual requirement under the Term Loan Facility and, as the estimated prepayment amount is preliminary and subject to further refinement, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above.
Contractual Obligations
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2009. There have been no significant developments with respect to our contractual obligations since January 31, 2009.

Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	August 1,	August 2,	January 31,
	2009	2008	2009
Debt-capitalization ratio*	55.2%	59.8%	58.6%

*	Debt-capitalization ratio has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and equity. The debt-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 73.2%, 74.8% and 75.7%, respectively, for the periods referred to above.
Critical Accounting Policies
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2009. There have been no significant changes to our critical accounting policies since January 31, 2009.
New Accounting Standards
See Note 16 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at August 1, 2009; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate contract for $540 million to hedge a portion of our variable rate Term Loan Facility. As of August 1, 2009, we have hedged $365 million of our Term Loan Facility. The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of August 1, 2009, a 100 basis point change in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $3.3 million annually or approximately $0.8 million per quarter.
Foreign Currency Risk
We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we have entered into forward contracts to purchase foreign currencies. Please refer to Note 8 — Derivatives for further information on the derivatives used to mitigate foreign currency risk. For the three months ended August 1, 2009, fluctuations in foreign currency exchange rates negatively impacted our sales, compared to the three months ended August 2, 2008, by approximately $10 million.
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. During 2005, the PRC government adopted an exchange rate system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under this “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of July 31, 2009, the last day of trading in our quarter, the exchange rate was 6.84 Yuan per U.S. dollar compared to 6.84 Yuan per U.S. dollar at the end of our second quarter 2008 and 6.85 Yuan per U.S. dollar at the end of our 2008 fiscal year.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as described below, there are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations and cash flows.
adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc.
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

Payless has appealed the District Court’s judgment and injunction to the United States Court of Appeals for the 9th Circuit and filed its Opening Brief on May 18, 2009. Payless continues to believe that the findings that it willfully infringed adidas’ rights are the product of error and that the District Court’s judgment and injunction should be vacated and reversed. Adidas has also purported to appeal from the District Court’s reduction of the jury verdict, from the District Court’s denial of an injunction of the broader scope it requested, and from the denial of its requests for attorneys’ fees and prejudgment interest. On May 18, 2009, Payless filed its Opening Brief on appeal. On July 1, 2009, adidas filed its Combined Appellee’s Response Brief and Opening Brief of Cross-Appellants. On August 17, 2009, Payless filed its Response and Reply Brief. Adidas’ Reply Brief is due September 14, 2009.
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
As of August 1, 2009, the Company has recorded a $30.0 million pre-tax liability related to loss contingencies associated with this matter, all of which was recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s Condensed Consolidated Balance Sheet, resulted in an equal amount being charged to cost of sales. The Company currently estimates the range of loss in this matter to be between $30.0 million and $66.3 million. The ultimate resolution of this matter may materially differ from the amount recorded as of August 1, 2009 as a result of future court rulings or potential settlements, and any liability the Company may have to adidas based on claims it may raise related to sales in Canada.
The Company has reached agreements with substantially all of its various relevant insurers with respect to their coverage obligations for the claims by adidas. Pursuant to those agreements, the Company has released these insurers from any further obligations with respect to adidas’ claims in the action under applicable policies.
In the Matter of Certain Foam Footwear
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International, LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The ITC published notice in the Federal Register on May 8, 2006, announcing that it was commencing an investigation into the allegations contained in Crocs’ complaint. In accordance with federal law, the Colorado federal court action has been stayed pending the outcome of the ITC investigation. In the ITC investigation, Crocs sought an order and injunction prohibiting any of the Respondents from importing or selling any imported shoes that infringe Crocs’ patent and trade dress rights. In the federal court action, which, as noted above, was stayed, Crocs seeks damages and injunctive relief prohibiting the defendants from infringing on Crocs’ intellectual property rights.
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
Crocs, Inc. v. Acme Ex-Im, Inc., et al.
On September 22, 2008, Crocs filed a Petition for Review with the United States Court of Appeals for the Federal Circuit seeking review of the Commission’s Opinion terminating the investigation, the ALJ’s Initial Determination and all underlying orders, rulings and findings of the ITC. On October 22, 2008, Collective Licensing filed a Motion to Intervene in the appeal filed by Crocs. Crocs filed its opening brief on January 21, 2009. The ITC and Collective Licensing, LLC along with other Respondents filed their separate response briefs on April 6, 2009. Crocs filed a reply brief on April 30, 2009. Oral argument was held on July 10, 2009.

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
Discovery Property & Casualty Insurance Co. v. Collective Brands, Inc., (f/k/a Payless ShoeSource, Inc.) Payless ShoeSource Worldwide, Inc. and Collective Licensing International, LLC
On or about December 11, 2007, Discover Property & Casualty Insurance Company filed a declaratory judgment action against the Company, Payless ShoeSource Worldwide, Inc. and Collective Licensing (collectively “Defendants”) seeking a declaration that there is no coverage for the Colorado federal court action or the ITC action filed by Crocs. On February 29, 2008, Defendants filed a motion to dismiss or stay the action, which was denied on July 15, 2008. The Company has responded to the Complaint and filed a counterclaim seeking a determination of coverage and reimbursement of fees incurred in the federal court action and ITC proceeding. The Company has also filed an amended counterclaim which adds as a party St. Paul Fire and Marine Insurance Company, which is the excess insurer.
American Eagle Outfitters and Retail Royalty Co. v. Payless ShoeSource, Inc.
On or about April 20, 2007, a Complaint was filed against the Company in the U.S. District Court for the Eastern District of New York, captioned American Eagle Outfitters and Retail Royalty Co. (“AEO”) v. Payless ShoeSource, Inc. (“Payless”). The Complaint seeks injunctive relief and unspecified monetary damages for false advertising, trademark infringement, unfair competition, false description, false designation of origin, breach of contract, injury to business reputation, deceptive trade practices, and to void or nullify an agreement between the Company and third party Jimlar Corporation. Plaintiffs filed a motion for preliminary injunction on or about May 7, 2007. On December 20, 2007, the Magistrate Judge who heard oral arguments on the pending motions issued a Report and Recommendation (“R&R”) recommending that a preliminary injunction issue requiring the Company, in marketing its American Eagle products, to “prominently display” a disclaimer stating that: “AMERICAN EAGLE by Payless is not affiliated with AMERICAN EAGLE OUTFITTERS.” The Magistrate Judge also recommended that Payless stop using “Exclusively at Payless” in association with its American Eagle products. The parties then filed objections to this R&R and, on January 23, 2008, the District Court Judge issued an order remanding the matter back to the Magistrate Judge and instructing him to consider certain arguments raised by the Company in its objections. On June 6, 2008, the Magistrate Judge issued a Supplemental Report and Recommendation (“Supp. R&R”), modifying his earlier finding, stating that AEO had not established a likelihood of success on the merits of its breach of contract claim, and recommending denial of the Company’s request for an evidentiary hearing. The parties again filed objections and, on July 7, 2008, the District Court Judge entered an order adopting the Magistrate’s December 20, 2007 R&R, as modified by the June 6, 2008 Supp. R&R. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed its answer and counterclaim on July 21, 2008. On August 27, 2008, the Magistrate Judge issued an R & R that includes a proposed preliminary injunction providing additional detail for, among other things, the manner of complying with the previously recommended disclaimer. On September 15, 2008, the Company filed objections to the proposed preliminary injunction. On October 20, 2008, the District Court Judge issued an order deeming the objections to be a motion for reconsideration and referring them back to the Magistrate Judge. Later that same day, the Magistrate Judge issued a revised proposed preliminary injunction incorporating most of the modifications proposed in the Company’s objections. On November 6, 2008, the parties filed objections to the revised proposed preliminary injunction. On November 10, 2008, the Court entered a preliminary injunction. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.
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

Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended August 1, 2009, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)
05/03/09 – 05/30/09	5	$15.39	—	$204.8
05/31/09 – 07/04/09	10	14.35	—	204.8
07/05/09 – 08/01/09	5	13.41	—	204.8

Total	20	$14.37	—	$204.8 (2)

(1)	Includes an aggregate of approximately twenty thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information required by this item is disclosed in the Company’s Form 10-Q for the quarter ended May 2, 2009.
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

COLLECTIVE BRANDS, INC.

Date: September 3, 2009	By:	/s/ Matthew E. Rubel
Matthew E. Rubel
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: September 3, 2009	By:	/s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)