Form 10-Q
period 2009-10-31
COLLECTIVE BRANDS, INC.
filed 2009-12-03
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Common Stock, $.01 par value
64,113,567 shares as of November 30, 2009

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED OCTOBER 31, 2009
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Net sales	$867.0	$862.7	$2,566.2	$2,706.8
Cost of sales	555.2	564.0	1,668.9	1,820.2

Gross margin	311.8	298.7	897.3	886.6
Selling, general and administrative expenses	250.8	245.1	743.5	768.1
Restructuring charges	—	0.1	—	0.2

Operating profit from continuing operations	61.0	53.5	153.8	118.3
Interest expense	14.8	19.9	46.4	57.7
Interest income	(0.2)	(2.7)	(1.0)	(6.5)

Net earnings from continuing operations before income taxes	46.4	36.3	108.4	67.1
Provision (benefit) for income taxes	8.2	(12.9)	13.1	(13.4)

Net earnings from continuing operations	38.2	49.2	95.3	80.5
(Loss) earnings from discontinued operations, net of income taxes	(0.1)	0.1	(0.2)	(0.4)

Net earnings	38.1	49.3	95.1	80.1
Net earnings attributable to noncontrolling interests	(1.2)	(1.8)	(1.5)	(4.8)

Net earnings attributable to Collective Brands, Inc.	$36.9	$47.5	$93.6	$75.3

Basic earnings per share attributable to Collective Brands, Inc. common shareholders:
Earnings from continuing operations	$0.58	$0.74	$1.47	$1.19
Loss from discontinued operations	—	—	—	—

Basic earnings per share attributable to Collective Brands, Inc. common shareholders:	$0.58	$0.74	$1.47	$1.19

Diluted earnings per share attributable to Collective Brands, Inc. common shareholders:
Earnings from continuing operations	$0.57	$0.74	$1.46	$1.19
Loss from discontinued operations	—	—	—	—

Diluted earnings per share attributable to Collective Brands, Inc. common shareholders:	$0.57	$0.74	$1.46	$1.19

Basic weighted average shares outstanding	63.2	63.0	63.1	62.9
Diluted weighted average shares outstanding	63.7	63.0	63.3	62.9
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	October 31,	November 1,	January 31,
	2009	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$470.7	$523.6	$249.3
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of October 31, 2009, November 1, 2008 and January 31, 2009 of $5.0, $5.3 and $4.2, respectively	82.9	89.1	97.5
Inventories	403.2	467.6	492.0
Current deferred income taxes	32.2	45.6	35.6
Prepaid expenses	49.8	74.8	58.7
Other current assets	26.3	37.1	25.3
Current assets of discontinued operations	0.7	0.9	1.3

Total current assets	1,065.8	1,238.7	959.7

Property and Equipment:
Land	7.0	8.6	8.6
Property, buildings and equipment	1,415.7	1,486.8	1,458.6
Accumulated depreciation and amortization	(949.0)	(952.1)	(945.8)

Property and equipment, net	473.7	543.3	521.4

Intangible assets, net	431.3	539.4	446.0
Goodwill	280.1	324.0	281.6
Deferred income taxes	5.8	0.2	1.7
Other assets	42.4	40.1	40.9

Total Assets	$2,299.1	$2,685.7	$2,251.3

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$7.1	$222.3	$24.8
Notes payable	0.9	—	—
Accounts payable	140.2	186.5	173.8
Accrued expenses	194.5	208.2	202.7
Current liabilities of discontinued operations	1.7	1.8	1.9

Total current liabilities	344.4	618.8	403.2

Long-term debt	882.5	909.7	888.4
Deferred income taxes	55.2	116.0	49.2
Other liabilities	248.0	243.8	264.2
Noncurrent liabilities of discontinued operations	0.3	—	0.3
Commitments and contingencies (Note 14)
Equity:
Collective Brands, Inc. shareowners’ equity	741.7	776.1	622.3
Noncontrolling interests	27.0	21.3	23.7

Total equity	768.7	797.4	646.0

Total Liabilities and Equity	$2,299.1	$2,685.7	$2,251.3

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in millions)

	Collective Brands, Inc. Shareowners’
	Outstanding	Additional		Accumulated Other	Non-
	Common	Paid-in	Retained	Comprehensive	controlling		Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Interests	Total	Income

Balance at February 2, 2008	$0.7	$—	$708.1	$(5.9)	$17.2	$720.1

Net earnings	—	—	75.3	—	4.8	80.1	$80.1
Translation adjustments	—	—	—	(18.8)	(0.5)	(19.3)	(19.3)
Net change in fair value of derivative, net of taxes of $2.1	—	—	—	3.4	—	3.4	3.4
Changes in unrecognized amounts of pension benefits, net of taxes of $0.6	—	—	—	1.3	—	1.3	1.3
Issuances of common stock under stock plans	—	0.8	—	—	—	0.8
Purchases of common stock	—	(1.7)	—	—	—	(1.7)
Amortization of unearned nonvested shares	—	5.2	—	—	—	5.2
Stock option expense	—	7.7	—	—	—	7.7
Contributions from noncontrolling interests	—	—	—	—	3.4	3.4
Distributions to noncontrolling interests	—	—	—	—	(3.6)	(3.6)

Comprehensive income							65.5
Comprehensive income attributable to noncontrolling interests							(4.3)

Comprehensive income attributable to Collective Brands, Inc.							$61.2

Balance at November 1, 2008	$0.7	$12.0	$783.4	$(20.0)	$21.3	$797.4

Balance at January 31, 2009	$0.7	$17.8	$639.4	$(35.6)	$23.7	$646.0

Net earnings	—	—	93.6	—	1.5	95.1	$95.1
Translation adjustments	—	—	—	9.0	0.5	9.5	9.5
Net change in fair value of derivatives, net of taxes of $1.6	—	—	—	2.6	—	2.6	2.6
Changes in unrecognized amounts of pension benefits, net of taxes of $1.2	—	—	—	1.8	—	1.8	1.8
Issuances of common stock under stock plans	—	2.9	—	—	—	2.9
Purchases of common stock	—	(2.3)	—	—	—	(2.3)
Amortization of unearned nonvested shares	—	3.6	—	—	—	3.6
Stock option expense	—	8.2	—	—	—	8.2
Contributions from noncontrolling interests	—	—	—	—	5.5	5.5
Distributions to noncontrolling interests	—	—	—	—	(4.2)	(4.2)

Comprehensive income							109.0
Comprehensive income attributable to noncontrolling interests							(2.0)

Comprehensive income attributable to Collective Brands, Inc.							$107.0

Balance at October 31, 2009	$0.7	$30.2	$733.0	$(22.2)	$27.0	$768.7

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended
	October 31,	November 1,
	2009	2008
Operating Activities:
Net earnings	$95.1	$80.1
Loss from discontinued operations, net of income taxes	0.2	0.4
Adjustments for non-cash items included in net earnings:
Loss on disposal of assets	8.3	5.6
Depreciation and amortization	107.5	105.9
Provision for losses on accounts receivable	2.1	2.2
Share-based compensation expense	12.5	12.4
Deferred income taxes	2.4	(21.3)
Other, net	(0.1)	—
Changes in working capital:
Accounts receivable	14.4	(4.8)
Inventories	92.9	(2.6)
Prepaid expenses and other current assets	17.2	9.0
Accounts payable	(32.3)	(8.6)
Accrued expenses	(3.9)	17.5
Changes in other assets and liabilities, net	(11.2)	6.7
Contributions to pension plans	(2.5)	(4.7)
Net cash provided by discontinued operations	0.2	—

Cash flow provided by operating activities	302.8	197.8

Investing Activities:
Capital expenditures	(61.2)	(107.5)
Proceeds from sale of property and equipment	—	2.1

Cash flow used in investing activities	(61.2)	(105.4)

Financing Activities:
Proceeds from notes payable	0.9	—
Proceeds from revolving loan facility	—	215.0
Repayment of debt	(23.9)	(5.5)
Payment of deferred financing costs	—	(0.1)
Issuances of common stock	2.9	0.8
Purchases of common stock	(2.3)	(1.7)
Contributions by noncontrolling interests	5.5	3.4
Distribution to noncontrolling interests	(4.2)	(3.6)

Cash flow (used in) provided by financing activities	(21.1)	208.3

Effect of exchange rate changes on cash	0.9	(9.6)

Increase in cash and cash equivalents	221.4	291.1
Cash and cash equivalents, beginning of year	249.3	232.5

Cash and cash equivalents, end of quarter	$470.7	$523.6

Supplemental cash flow information:
Interest paid	$49.5	$54.0
Income taxes paid	$11.7	$13.1
Non-cash investing and financing activities:
Accrued capital additions	$11.0	$12.7
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Interim Results
These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) for the 13 and 39 weeks ended October 31, 2009 and November 1, 2008 have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 56-100) in the Company’s 2008 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items are included in these statements based upon estimates for the entire year. The Condensed Consolidated Balance Sheet as of January 31, 2009 has been derived from the audited financial statements at that date, but has been revised to reflect changes in the presentation of noncontrolling interests.
The Company’s operations in the Central and South American Regions are operated as consolidated joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is comprised of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is comprised of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. In the third quarter of 2009, the Company announced that The Stride Rite Corporation will do business as Collective Brands Performance + Lifestyle Group (“PLG”). The results for the thirty-nine week period ended October 31, 2009 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 30, 2010.
Note 2 — Exit Costs
During the first quarter of 2007, the Company’s Board of Directors approved a plan to shift to a new distribution model. As part of the plan, the Company opened a new distribution center in Brookville, Ohio, which began operation in the fourth quarter of 2008. This distribution center is in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. The Company closed its distribution center in Topeka, KS in the second quarter of 2009. The Company has incurred and paid substantially all of the exit costs related to closing its distribution center in Topeka, KS. The costs, which have been incurred since the first quarter of 2007, total approximately $12 million, consisting of approximately $3 million of non-cash accelerated depreciation expenses, approximately $6 million for employee severance expenses, and approximately $3 million related to contract termination and other exit costs. The exit costs are recorded as cost of sales in the Condensed Consolidated Statements of Earnings and are included in the Payless Domestic segment.
As part of the purchase price allocation of the Company’s acquisition of PLG, the Company incurred certain exit costs (“PLG Exit Costs”). These costs include employee severance for certain PLG corporate employees as well as employee severance, contract termination and other costs related to the Company’s closure of PLG’s Burnaby, British Columbia administrative offices, manufacturing facility and distribution center and Huntington, Indiana distribution center. The Company closed the Huntington, Indiana distribution center during the third quarter of 2009.
The significant components of the PLG Exit Costs incurred as of October 31, 2009, are summarized as follows:

	Total Costs Incurred as of	Accrual Balance as of	39 Weeks Ended October 31, 2009		Accrual Balance as of
(dollars in millions)	October 31, 2009	January 31, 2009	Costs Incurred	Cash Payments	October 31, 2009
Employee severance costs	$16.4	$5.7	$—	$(4.3)	$1.4
Contract termination and other costs	2.5	1.0	—	(0.5)	0.5

Total	$18.9	$6.7	$—	$(4.8)	$1.9

Note 3 — Discontinued Operations
The results of operations for Parade and the 26 Payless stores closed in connection with the 2004 restructuring plan for the 13 and 39 weeks ended October 31, 2009 and November 1, 2008, respectively, are classified as discontinued operations within the Payless Domestic segment.
Note 4 — Inventories
Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Wholesale inventories are valued at the lower of cost, using the FIFO method, or market. Substantially all of the Company’s inventories as of October 31, 2009, November 1, 2008 and January 31, 2009 were finished goods.
Note 5 — Intangible Assets and Goodwill
The following is a summary of the Company’s intangible assets:

	October 31,	November 1,	January 31,
(dollars in millions)	2009	2008	2009
Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$32.5	$64.5	$33.2
Less: accumulated amortization	(23.6)	(52.7)	(22.3)

Carrying amount, end of period	8.9	11.8	10.9

Customer relationships:
Gross carrying amount	76.3	76.3	76.3
Less: accumulated amortization	(32.9)	(18.1)	(22.0)

Carrying amount, end of period	43.4	58.2	54.3

Trademarks and other intangible assets:
Gross carrying amount	19.4	21.4	21.5
Less: accumulated amortization	(5.9)	(5.7)	(6.2)

Carrying amount, end of period	13.5	15.7	15.3

Total carrying amount of intangible assets subject to amortization	65.8	85.7	80.5

Indefinite-lived trademarks	365.5	453.7	365.5

Total intangible assets	$431.3	$539.4	$446.0

Amortization expense on intangible assets is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(dollars in millions)	2009	2008	2009	2008
Amortization expense on intangible assets	$4.6	$4.8	$13.9	$16.2
The Company expects amortization expense on intangible assets for the next five years to be as follows (in millions):

Year	Amount
Remainder of 2009	$4.9
2010	15.6
2011	12.6
2012	10.2
2013	8.6

The following is a summary of the carrying amount of goodwill, by reporting segment:

	October 31,	November 1,	January 31,
(dollars in millions)	2009	2008	2009
PLG Wholesale	$239.9	$241.8	$241.4
Payless Domestic	40.2	40.2	40.2
PLG Retail	—	42.0	—

Total	$280.1	$324.0	$281.6

During the 39 weeks ended October 31, 2009, the Company made adjustments to the PLG purchase price allocation totaling $1.5 million, which resulted in a decrease in goodwill for the PLG Wholesale segment. During the 13 weeks ended October 31, 2009, the Company performed its required annual goodwill impairment test and concluded there was no impairment of goodwill.
Note 6 — Long-Term Debt
The following is a summary of the Company’s long-term debt and capital lease obligations outstanding:

	October 31,	November 1,	January 31,
(dollars in millions)	2009	2008	2009
Term Loan Facility (1)	$693.1	$717.8	$715.9
Senior Subordinated Notes (2)	195.5	198.1	196.2
Revolving Loan Facility (3)	—	215.0	—
Capital-lease obligations	1.0	1.1	1.1

Total debt	889.6	1,132.0	913.2
Less: current maturities of long-term debt	7.1	222.3	24.8

Long-term debt	$882.5	$909.7	$888.4

(1)	As of October 31, 2009, the fair value of the Company’s Term Loan Facility was $661.9 million based on current market conditions and perceived risks.

(2)	As of October 31, 2009, the fair value of the Company’s Senior Subordinated Notes was $199.0 million based on recent trading activity.

(3)	As of October 31, 2009, the Company’s borrowing base on its Revolving Loan Facility was $322.0 million less $84.6 million in outstanding letters of credit, or $237.4 million. The variable interest rate including the applicable variable margin at October 31, 2009, was 1.28%.
As of October 31, 2009, the Company was in compliance with all of its debt covenants related to the above outstanding debt.
Note 7 — Derivatives
The Company has entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million term loan facility (“interest rate contract”). The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of October 31, 2009, the Company has hedged $365 million of its Term Loan Facility.
The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through January 2010. As of October 31, 2009, the Company has hedged $6.0 million of its forecasted foreign currency purchases.
The interest rate and foreign currency contracts are designated as cash flow hedging instruments. The change in the fair value of the interest rate and foreign currency contracts are recorded as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the periods in which earnings are impacted by the hedged item. As of October 31, 2009, November 1, 2008, and January 31, 2009 the Company had no hedging assets. The following table presents the fair value of the Company’s hedging portfolio related to its interest rate contract and foreign currency contracts:

		Fair Value
	Location on Condensed	October 31,	November 1,	January 31,
(dollars in millions)	Consolidated Balance Sheet	2009	2008	2009
Interest rate contract	Other liabilities	$17.1	$18.1	$21.5
Foreign currency contracts	Accrued expenses	$0.2	$—	$—

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

	Loss Recognized in AOCI on			Loss Reclassified from AOCI into
	Derivative			Earnings
	13 Weeks Ended		Location on Condensed	13 Weeks Ended
	October 31,	November 1,	Consolidated Statement of	October 31,	November 1,
(dollars in millions)	2009	2008	Earnings	2009	2008
Interest rate contract	$(1.9)	$(4.0)	Interest expense	$(2.5)	$(1.5)
Foreign currency contracts	$—	$—	Cost of sales	$(0.3)	$—

	Loss Recognized in AOCI on			Loss Reclassified from AOCI into
	Derivative			Earnings
	39 Weeks Ended		Location on Condensed	39 Weeks Ended
	October 31,	November 1,	Consolidated Statement of	October 31,	November 1,
(dollars in millions)	2009	2008	Earnings	2009	2008
Interest rate contract	$(4.4)	$(1.0)	Interest expense	$(7.1)	$(4.4)
Foreign currency contracts	$(0.5)	$—	Cost of sales	$(0.4)	$—
The Company expects $8.7 million of the fair value of the interest rate contract and $0.2 million of the fair value of the foreign currency contracts recorded in AOCI to be recognized in earnings during the next 12 months. These amounts may vary based on actual changes to LIBOR and foreign currency exchange rates.
Note 8 — Fair Value Measurements
The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets, and requires that observable inputs be used in the valuations when available. The three levels of the hierarchy are as follows:
Level 1: observable inputs such as quoted prices in active markets
Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions
The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis. The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy as of October 31, 2009:

	Estimated Fair Value Measurements
			Significant
	Quoted Prices in	Significant	Unobservable
	Active Markets	Observable Other	Inputs
(dollars in millions)	(Level 1)	Inputs (Level 2)	(Level 3)	Total Fair Value
Financial assets:
Money market funds	$365.9	$—	$—	$365.9
Financial liabilities:
Interest rate contract	$—	$17.1	$—	$17.1
Foreign currency contracts	$—	$0.2	$—	$0.2
Note 9 — Pension Plans
The Company has a pension plan that covers a select group of Payless management employees (“Payless Plan”) and a pension plan that covers certain PLG employees (“PLG Plan”).

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

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(dollars in millions)	2009	2008	2009	2008
Components of pension expense:
Service cost	$0.2	$0.1	$0.5	$0.3
Interest cost	0.6	0.6	1.8	1.8
Amortization of prior service cost	0.4	0.4	1.2	1.2
Amortization of actuarial loss	0.1	0.2	0.4	0.6

Total	$1.3	$1.3	$3.9	$3.9

PLG Plan
The PLG Plan is a noncontributory defined benefit pension plan covering certain eligible PLG associates. Management calculates pension expense using assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The Company paid $2.5 million in contributions to the PLG Plan for the thirty-nine weeks ended October 31, 2009. The components of pension expense (benefit) for the plan were:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(dollars in millions)	2009	2008	2009	2008
Components of pension expense:
Interest cost	$1.1	$1.1	$3.3	$3.3
Expected return on net assets	(0.9)	(1.3)	(2.7)	(3.7)
Amortization of actuarial loss	0.5	—	1.4	—

Total	$0.7	$(0.2)	$2.0	$(0.4)

Note 10 — Share-Based Compensation
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SARs”), full value vehicles consisting of nonvested shares and phantom stock units (“nonvested shares and share units”), as well as cash-settled stock appreciation rights (“cash-settled SARs”).
The number of shares for grants made in the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively, are as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Stock-settled SARs (in number of SARs)(1):

Vest in installments over 3 years	2,834	104,139	1,477,387	652,194
Cliff vest after 3 years	53,891	144,048	516,591	463,728

Nonvested shares and share units:

Performance grant — vests in installments over 3 years(2)	—	13,849	—	24,477
Vest in installments over 3 years	1,000	8,974	338,303	276,923
Cliff vest after 3 years	2,015	8,300	2,015	12,225
Phantom nonvested shares — vests in installments over 3 years	—	—	15,074	—

Cash-settled SARs:

Vest in installments over 3 years	—	—	50,150	5,250
Cliff vest after 3 years	—	4,000	3,500	12,500

(1)	All of the stock-settled SARs issued by the Company to-date contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the SAR, meaning that the maximum shares issuable under a SAR is 0.67 shares per SAR.

(2)	Certain nonvested shares were subject to a performance condition for vesting. These nonvested shares were cancelled, by mutual agreement and without monetary consideration, in the fourth quarter of 2008. As such, the Company did not recognize expense associated with these awards for the 13 weeks or 39 weeks ended October 31, 2009.
Total share-based compensation expense of $3.7 million and $12.5 million before income taxes has been included in the Company’s Condensed Consolidated Statement of Earnings for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. Included in this amount is $2.5 million of expense that was recognized as a result of the grants made in 2009. No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(dollars in millions)	2009	2008	2009	2008
Cost of sales	$0.9	$1.0	$3.1	$3.1
Selling, general and administrative expenses	2.8	2.9	9.4	9.3

Share-based compensation expense before income taxes	3.7	3.9	12.5	12.4
Tax benefit	(1.4)	(1.4)	(4.8)	(4.7)

Share-based compensation expense after income taxes	$2.3	$2.5	$7.7	$7.7

As of October 31, 2009, the Company had unrecognized compensation expense related to nonvested awards of $21.9 million, which is expected to be recognized over a weighted average period of 0.9 years.
Note 11 — Income Taxes
The Company’s effective income tax rate on continuing operations was 12.1% during the thirty-nine weeks ended October 31, 2009, compared to a negative 20.0% during the thirty-nine weeks ended November 1, 2008. The Company recorded $4.3 million of favorable discrete events in the thirty-nine weeks ended October 31, 2009. The Company expects its effective tax rate to differ from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate and the on-going implementation of tax efficient business initiatives. The unfavorable difference in the overall effective tax rate for 2009 compared to 2008 is due to an increase in pre-tax income in relatively high tax rate jurisdictions, partially caused by litigation expenses in high tax jurisdictions in the prior year, as well as decreased income in relatively lower tax rate jurisdictions.

The Company has unrecognized tax benefits, inclusive of related interest and penalties, of $66.7 million and $64.4 million as of thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $40.6 million and $50.9 million, respectively.
The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at October 31, 2009 will decrease by up to $41.3 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $18.6 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
The Company’s U.S. federal income tax returns of Payless have been examined by the Internal Revenue Service through 2004. The Company’s U.S. federal income tax returns for the years 2005 through 2007 are currently under examination by the Internal Revenue Service. The U.S. federal income tax returns of The Stride Rite Corporation, with the exclusion of the tax year ended November 2006, have been examined by the Internal Revenue Service. The Company also has various state and foreign income tax returns in the process of examination or administrative appeal.
The Company’s condensed consolidated balance sheet as of October 31, 2009 includes deferred tax assets, net of related valuation allowances, of approximately $152 million. In assessing the future realization of these assets, the Company concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon the Company’s belief that it will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If the Company’s near-term forecasts are not achieved, it may be required to record additional valuation allowances against its deferred tax assets. This could have a material impact on the Company’s financial position and results of operations in a particular period.
Note 12 — Earnings per Share
Effective February 1, 2009, the Company adopted new earnings per share accounting guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders. The provisions of the new earnings per share guidance are retrospective; therefore, prior periods have been retrospectively presented.
Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the more dilutive earnings per share amount calculated using the treasury method or the two-class method. For the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008, the Company used the two-class method calculation for earnings per share. Diluted earnings per share include the effect of conversions of stock options and stock-settled stock appreciation rights. Earnings per share has been computed as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(dollars in millions, except per share amounts; shares in thousands)	2009	2008	2009	2008
Net earnings attributable to Collective Brands, Inc. from continuing operations	$37.0	$47.4	$93.8	$75.7
Less: net earnings allocated to participating securities(1)	0.5	0.5	1.2	1.1

Net earnings available to common shareholders from continuing operations	$36.5	$46.9	$92.6	$74.6

Weighted average shares outstanding — basic	63,188	63,017	63,120	62,896
Net effect of dilutive stock options	183	3	61	1
Net effect of dilutive SARs	286	—	98	—

Weighted average shares outstanding — diluted	63,657	63,020	63,279	62,897

Basic earnings per share attributable to Collective Brands, Inc. common shareholders from continuing operations	$0.58	$0.74	$1.47	$1.19
Diluted earnings per share attributable to Collective Brands, Inc. common shareholders from continuing operations	$0.57	$0.74	$1.46	$1.19

(1)	Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding.
The Company excluded approximately 3.7 million and 5.5 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 31, 2009 and approximately 5.1 million and 5.6 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 1, 2008 because to include them would have been antidilutive.

Note 13 — Segment Reporting
The Company has four reporting segments: (i) Payless Domestic, (ii) Payless International, (iii) PLG Wholesale and (iv) PLG Retail. The Company has defined its reporting segments as follows:
(i)	The Payless Domestic reporting segment is comprised primarily of domestic retail stores under the Payless ShoeSource name, the Company’s sourcing unit and Collective International, LP (“Collective Licensing”).

(ii)	The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands as well as franchising arrangements under the Payless ShoeSource name.

(iii)	The PLG Wholesale reporting segment is comprised of PLG’s global wholesale operations.

(iv)	The PLG Retail reporting segment is comprised of PLG’s specialty stores and outlet stores.
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $9.2 million and $10.0 million for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, and $26.3 million and $27.4 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the reporting segments is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
(dollars in millions)	2009	2008	2009	2008
Revenues from external customers:
Payless Domestic	$578.1	$553.7	$1,695.7	$1,729.6
Payless International	110.0	111.4	298.5	332.7
PLG Wholesale	111.6	132.1	398.1	473.2
PLG Retail	67.3	65.5	173.9	171.3

Revenues from external customers	$867.0	$862.7	$2,566.2	$2,706.8

Operating profit from continuing operations:
Payless Domestic	$44.5	$29.2	$110.8	$30.4
Payless International	11.2	12.3	17.4	41.0
PLG Wholesale	0.1	4.4	21.7	40.9
PLG Retail	5.2	7.6	3.9	6.0

Operating profit from continuing operations	$61.0	$53.5	$153.8	$118.3

	October 31,	November 1,	January 31,
(dollars in millions)	2009	2008	2009
Operating segment total assets:
Payless Domestic	$1,216.4	$1,396.3	$1,109.1
Payless International	193.4	199.5	173.6
PLG Wholesale	821.3	975.2	894.7
PLG Retail	68.0	114.7	73.9

Operating segment total assets	$2,299.1	$2,685.7	$2,251.3

Note 14 — Commitments and Contingencies
adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc.
On or about December 20, 2001, a First Amended Complaint was filed against Payless ShoeSource, Inc. (“Payless”) in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG (“adidas”) v. Payless ShoeSource, Inc. The First Amended Complaint sought injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. Payless filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, plaintiffs appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. Payless requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, Payless filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006.
On May 5, 2008, following a four week trial, a jury rendered a verdict against Payless in the aggregate amount of $304.6 million, consisting of royalty damages in the amount of $30.6 million; disgorgement profits in the amount of $137.0 million; and punitive damages in the amount of $137.0 million. On November 13, 2008, after granting in part motions filed by Payless for a new trial, judgment notwithstanding the verdict, and remittitur, the District Court entered judgment against Payless in the reduced amount of $65.3 million, consisting of $30.6 million in royalty damages, $19.7 million in disgorgement of profits, and $15.0 million in punitive damages (of which $9.0 million is payable to the State of Oregon and not adidas pursuant to Oregon law), such amounts to accrue interest at the annual rate of 1.24%. On that same date, the District Court entered a permanent injunction enjoining Payless, but not its affiliates, from selling the footwear lots the jury found infringed adidas’ rights along with certain other footwear styles bearing two, three, or four stripes as specified by the terms of the injunction. On December 29, 2008 the District Court issued a Revised Order of Permanent Injunction which made certain technical changes to the injunction but rejected substantive changes requested by adidas. This injunction, as corrected, was entered by the District Court on January 7, 2009.
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
Payless has appealed the District Court’s judgment and injunction to the United States Court of Appeals for the 9th Circuit and filed its Opening Brief on May 18, 2009. Adidas has also purported to appeal from the District Court’s reduction of the jury verdict, from the District Court’s denial of an injunction of the broader scope it requested, and from the denial of its requests for attorneys’ fees and prejudgment interest. On May 18, 2009, Payless filed its Opening Brief on appeal. On July 1, 2009, adidas filed its Combined Appellee’s Response Brief and Opening Brief of Cross-Appellants. On August 17, 2009, Payless filed its Response and Reply Brief. Adidas filed its Reply Brief on September 14, 2009.
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
As of October 31, 2009, the Company had recorded a $30.0 million pre-tax liability related to loss contingencies associated with these matters, all of which were recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s Condensed Consolidated Balance Sheet, resulted in an equal amount being charged to cost of sales.
The Company previously reached agreements with substantially all of its various relevant insurers with respect to their coverage obligations for the claims by adidas. Pursuant to those agreements, the Company has released these insurers from any further obligations with respect to adidas’ claims in the action under applicable policies.
In the Matter of Certain Foam Footwear
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International, LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The Company settled all claims associated with these complaints in the third quarter of 2009, the results of which did not have a material effect on the Company’s financial position, results of operations or cash flows.
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
Note 15 — Impact of Recently Issued Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of Accounting Standards Codification (“ASC”) 805, “Business Combinations”, requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. The revised guidance also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. The revised guidance primarily applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, however, adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date would also apply to the provisions of the revised guidance. Early adoption was not permitted. The revised guidance was effective for the Company beginning February 1, 2009 and will primarily apply prospectively to business combinations completed on or after that date.
In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now a part of ASC 810, “Consolidation”, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance requires consolidated net earnings to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Condensed Consolidated Statement of Earnings, of the amounts of consolidated net earnings attributable to the parent and to the noncontrolling interest. In addition, this new guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company adopted this new guidance on February 1, 2009, the impact of which was retrospectively applied and resulted in the noncontrolling interest being separately presented as a component of equity on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Equity and Comprehensive Income.
In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities. The new guidance, which is now a part of ASC 820, “Fair Value Measurements and Disclosures”, permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this new guidance in the first quarter of 2009, the impact of which did not have a material impact on its Condensed Consolidated Financial Statements.
In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now a part of ASC 815, “Derivatives and Hedging Activities”, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted this new guidance in the first quarter of 2009. Please refer to Note 7 — Derivatives, for the adopted disclosures.
In April 2008, the FASB issued new guidance on determining the useful life of a recognized intangible asset. The new guidance is now a part of ASC 350, “Intangibles — Goodwill and Other” and ASC 275, “Risks and Uncertainties”. The Company adopted this new guidance in the first quarter of 2009, the impact of which did not have a material impact on its Condensed Consolidated Financial Statements.

In June 2008, the FASB issued new guidance for the accounting by lessees for maintenance deposits. The new guidance, which is now a part of ASC 840, “Leases”, concluded that all maintenance deposits within its scope should be accounted for as a deposit, and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted the provisions of this new guidance in the first quarter of 2009, the impact of which did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, “Earnings per Share”, clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. The new guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the new guidance in the first quarter of 2009, which are retrospective; and therefore, prior periods have been retrospectively presented. Please refer to Note 12 — Earnings per Share, for a discussion of the impact of the new guidance on the Company’s Condensed Consolidated Financial Statements.
In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of ASC 715, “Compensation — Retirement Benefits”, requires certain disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2009. As this new guidance relates only to disclosure, the Company does not anticipate that its adoption will have a material effect on the Company’s Condensed Consolidated Financial Statements.
In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, “Financial Instruments”, requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The Company early adopted this new guidance in the first quarter of 2009, the impact of which related only to disclosures and did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. Under the revised guidance, which is now part of ASC 805, “Business Combinations”, pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency (best estimate) is to be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. The revised guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies. The Company does not expect the adoption of this revised guidance will have a material effect on the Company’s Condensed Consolidated Financial Statements.
In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This new guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
In June 2009, the FASB issued new guidance to establish the source of authoritative accounting principles. The new guidance, which is now a part of ASC 105 “Generally Accepted Accounting Principles”, establishes the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
Note 16 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of October 31, 2009, November 1, 2008 and January 31, 2009 were $5.6 million, $3.4 million and $9.8 million, respectively. Total borrowings with these financial institutions as of October 31, 2009 was $0.9 million. There were no borrowings with these financial institutions as of November 1, 2008 and January 31, 2009.
Note 17 — Subsequent Events

The Company has evaluated subsequent events for potential disclosure or recognition through December 3, 2009, the issuance date of the financial statements.
Note 18 — Subsidiary Guarantors of Senior Notes — Condensed Consolidating Financial Information
The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional, to the extent allowed by law, and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the Condensed Consolidating Statements of Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and Total Consolidated Collective Brands, Inc. and Subsidiaries for the thirteen week and thirty-nine week periods ended October 31, 2009, and November 1, 2008, Condensed Consolidating Balance Sheets as of October 31, 2009, November 1, 2008, and January 31, 2009, and the Condensed Consolidating Statements of Cash Flows for the thirty-nine week periods ended October 31, 2009, and November 1, 2008. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent within other assets.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended October 31, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$766.0	$297.7	$(196.7)	$867.0
Cost of sales	—	519.1	205.2	(169.1)	555.2

Gross margin	—	246.9	92.5	(27.6)	311.8
Selling, general and administrative expenses	0.5	212.0	65.9	(27.6)	250.8

Operating (loss) profit from continuing operations	(0.5)	34.9	26.6	—	61.0
Interest expense	5.9	10.5	—	(1.6)	14.8
Interest income	—	(1.8)	—	1.6	(0.2)
Equity in earnings of subsidiaries	(41.0)	(22.3)	—	63.3	—

Earnings from continuing operations before income taxes	34.6	48.5	26.6	(63.3)	46.4
(Benefit) provision for income taxes	(2.3)	7.4	3.1	—	8.2

Net earnings from continuing operations	36.9	41.1	23.5	(63.3)	38.2
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)

Net earnings	36.9	41.0	23.5	(63.3)	38.1
Net earnings attributable to noncontrolling interests	—	—	(1.2)	—	(1.2)

Net earnings attributable to Collective Brands, Inc.	$36.9	$41.0	$22.3	$(63.3)	$36.9

	39 Weeks Ended October 31, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,298.9	$858.1	$(590.8)	$2,566.2
Cost of sales	—	1,579.1	609.6	(519.8)	1,668.9

Gross margin	—	719.8	248.5	(71.0)	897.3
Selling, general and administrative expenses	1.6	633.1	179.8	(71.0)	743.5

Operating (loss) profit from continuing operations	(1.6)	86.7	68.7	—	153.8
Interest expense	18.6	33.3	0.1	(5.6)	46.4
Interest income	—	(6.6)	—	5.6	(1.0)
Equity in earnings of subsidiaries	(106.6)	(62.4)	—	169.0	—

Earnings from continuing operations before income taxes	86.4	122.4	68.6	(169.0)	108.4
(Benefit) provision for income taxes	(7.2)	15.6	4.7	—	13.1

Net earnings from continuing operations	93.6	106.8	63.9	(169.0)	95.3
Loss from discontinued operations, net of income taxes	—	(0.2)	—	—	(0.2)

Net earnings	93.6	106.6	63.9	(169.0)	95.1
Net earnings attributable to noncontrolling interests	—	—	(1.5)	—	(1.5)

Net earnings attributable to Collective Brands, Inc.	$93.6	$106.6	$62.4	$(169.0)	$93.6

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended November 1, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$762.2	$295.3	$(194.8)	$862.7
Cost of sales	—	533.7	203.2	(172.9)	564.0

Gross margin	—	228.5	92.1	(21.9)	298.7
Selling, general and administrative expenses	(0.1)	204.5	62.6	(21.9)	245.1
Restructuring charges	—	0.1	—	—	0.1

Operating profit from continuing operations	0.1	23.9	29.5	—	53.5
Interest expense	4.4	15.5	—	—	19.9
Interest income	—	(2.4)	(0.3)	—	(2.7)
Equity in earnings of subsidiaries	(49.2)	(26.5)	—	75.7	—

Earnings from continuing operations before income taxes	44.9	37.3	29.8	(75.7)	36.3
(Benefit) provision for income taxes	(2.6)	(11.8)	1.5	—	(12.9)

Net earnings from continuing operations	47.5	49.1	28.3	(75.7)	49.2
Net earnings from discontinued operations, net of income taxes	—	0.1	—	—	0.1

Net earnings	47.5	49.2	28.3	(75.7)	49.3
Net earnings attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)

Net earnings attributable to Collective Brands, Inc.	$47.5	$49.2	$26.5	$(75.7)	$47.5

	39 Weeks Ended November 1, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,404.4	$897.0	$(594.6)	$2,706.8
Cost of sales	—	1,730.9	623.1	(533.8)	1,820.2

Gross margin	—	673.5	273.9	(60.8)	886.6
Selling, general and administrative expenses	0.5	644.7	183.7	(60.8)	768.1
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(0.5)	28.6	90.2	—	118.3
Interest expense	13.1	44.7	—	(0.1)	57.7
Interest income	—	(4.7)	(1.9)	0.1	(6.5)
Equity in earnings of subsidiaries	(80.5)	(78.1)	—	158.6	—

Earnings from continuing operations before income taxes	66.9	66.7	92.1	(158.6)	67.1
(Benefit) provision for income taxes	(8.4)	(14.2)	9.2	—	(13.4)

Net earnings from continuing operations	75.3	80.9	82.9	(158.6)	80.5
Loss from discontinued operations, net of income taxes	—	(0.4)	—	—	(0.4)

Net earnings	75.3	80.5	82.9	(158.6)	80.1
Net earnings attributable to noncontrolling interests	—	—	(4.8)	—	(4.8)

Net earnings attributable to Collective Brands, Inc.	$75.3	$80.5	$78.1	$(158.6)	$75.3

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of October 31, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$364.0	$106.7	$—	$470.7
Accounts receivable, net	—	71.0	15.2	(3.3)	82.9
Inventories	—	323.0	84.2	(4.0)	403.2
Current deferred income taxes	—	27.8	4.4	—	32.2
Prepaid expenses	7.9	33.0	8.9	—	49.8
Other current assets	—	256.9	105.1	(335.7)	26.3
Current assets of discontinued operations	—	0.7	—	—	0.7

Total current assets	7.9	1,076.4	324.5	(343.0)	1,065.8

Property and Equipment:
Land	—	7.0	—	—	7.0
Property, buildings and equipment	—	1,221.6	194.1	—	1,415.7
Accumulated depreciation and amortization	—	(825.0)	(124.0)	—	(949.0)

Property and equipment, net	—	403.6	70.1	—	473.7

Intangible assets, net	—	411.0	20.3	—	431.3
Goodwill	—	142.1	138.0	—	280.1
Deferred income taxes	—	—	5.8	—	5.8
Other assets	1,380.1	695.8	3.0	(2,036.5)	42.4

Total Assets	$1,388.0	$2,728.9	$561.7	$(2,379.5)	$2,299.1

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$7.1	$5.2	$(5.2)	$7.1
Notes payable	—	—	0.9	—	0.9
Accounts payable	—	87.7	98.1	(45.6)	140.2
Accrued expenses	164.7	287.8	34.2	(292.2)	194.5
Current liabilities of discontinued operations	—	1.7	—	—	1.7

Total current liabilities	164.7	384.3	138.4	(343.0)	344.4

Long-term debt	478.6	686.0	9.5	(291.6)	882.5
Deferred income taxes	—	53.5	1.7	—	55.2
Other liabilities	3.0	227.1	17.9	—	248.0
Noncurrent liabilities of discontinued operations	—	0.3	—	—	0.3
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	741.7	1,377.7	367.2	(1,744.9)	741.7
Noncontrolling interests	—	—	27.0	—	27.0

Total equity	741.7	1,377.7	394.2	(1,744.9)	768.7

Total Liabilities and Equity	$1,388.0	$2,728.9	$561.7	$(2,379.5)	$2,299.1

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of November 1, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$404.1	$119.5	$—	$523.6
Accounts receivable, net	—	87.4	10.8	(9.1)	89.1
Inventories	—	393.9	78.5	(4.8)	467.6
Current deferred income taxes	—	42.6	3.0	—	45.6
Prepaid expenses	—	67.1	7.7	—	74.8
Other current assets	64.5	269.1	92.0	(388.5)	37.1
Current assets of discontinued operations	—	0.9	—	—	0.9

Total current assets	64.5	1,265.1	311.5	(402.4)	1,238.7

Property and Equipment:
Land	—	8.6	—	—	8.6
Property, buildings and equipment	—	1,319.4	167.4	—	1,486.8
Accumulated depreciation and amortization	—	(843.4)	(108.7)	—	(952.1)

Property and equipment, net	—	484.6	58.7	—	543.3

Intangible assets, net	—	519.1	20.3	—	539.4
Goodwill	—	185.9	138.1	—	324.0
Deferred income taxes	—	—	0.2	—	0.2
Other assets	1,458.7	635.3	1.9	(2,055.8)	40.1

Total Assets	$1,523.2	$3,090.0	$530.7	$(2,458.2)	$2,685.7

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$222.3	$—	$—	$222.3
Accounts payable	—	123.1	116.8	(53.4)	186.5
Accrued expenses	263.3	251.2	26.2	(332.5)	208.2
Current liabilities of discontinued operations	—	1.8	—	—	1.8

Total current liabilities	263.3	598.4	143.0	(385.9)	618.8

Long-term debt	481.2	710.5	9.6	(291.6)	909.7
Deferred income taxes	—	115.8	0.2	—	116.0
Other liabilities	2.6	223.8	17.4	—	243.8
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	776.1	1,441.5	339.2	(1,780.7)	776.1
Noncontrolling interests	—	—	21.3	—	21.3

Total equity	776.1	1,441.5	360.5	(1,780.7)	797.4

Total Liabilities and Equity	$1,523.2	$3,090.0	$530.7	$(2,458.2)	$2,685.7

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	39 Weeks Ended October 31, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$93.6	$106.6	$63.9	$(169.0)	$95.1
Loss from discontinued operations, net of income taxes	—	0.2	—	—	0.2
Adjustments for non-cash items included in net earnings	2.3	116.2	14.2	—	132.7
Changes in working capital	9.2	131.3	(27.3)	(24.9)	88.3
Other, net	(104.7)	(59.9)	(7.3)	158.4	(13.5)

Cash flow provided by operating activities	0.4	294.4	43.5	(35.5)	302.8

Investing Activities:
Capital expenditures	—	(48.6)	(12.6)	—	(61.2)
Dividends received from related parties	—	—	0.6	(0.6)	—

Cash flow used in investing activities	—	(48.6)	(12.0)	(0.6)	(61.2)

Financing Activities:
Net repayment of debt or notes payable, including deferred financing costs	(1.0)	(22.9)	(23.9)	24.8	(23.0)
Net issuances of common stock	0.6	—	—	—	0.6
Net contribution from noncontrolling interests	—	—	1.3	—	1.3
Net distributions to parent	—	(0.6)	(10.7)	11.3	—

Cash flow used in financing activities	(0.4)	(23.5)	(33.3)	36.1	(21.1)

Effect of exchange rate changes on cash	—	—	0.9	—	0.9

Increase (decrease) in cash and cash equivalents	—	222.3	(0.9)	—	221.4
Cash and cash equivalents, beginning of year	—	141.7	107.6	—	249.3

Cash and cash equivalents, end of quarter	$—	$364.0	$106.7	$—	$470.7

	39 Weeks Ended November 1, 2008
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$75.3	$80.5	$82.9	$(158.6)	$80.1
Loss from discontinued operations, net of income taxes	—	0.4	—	—	0.4
Adjustments for non-cash items included in net earnings	2.2	88.7	13.9	—	104.8
Changes in working capital	18.8	(7.6)	(17.3)	16.6	10.5
Other, net	(95.4)	(45.5)	0.9	142.0	2.0

Cash flow provided by operating activities	0.9	116.5	80.4	—	197.8

Investing Activities:
Capital expenditures	—	(96.1)	(11.4)	—	(107.5)
Proceeds from sale of property and equipment	—	2.1	—	—	2.1

Cash flow used in investing activities	—	(94.0)	(11.4)	—	(105.4)

Financing Activities:
Net proceeds from debt or notes payable, including deferred financing costs	—	209.4	—	—	209.4
Net purchases of common stock	(0.9)	—	—	—	(0.9)
Net distributions to noncontrolling interests	—	—	(0.2)	—	(0.2)
Net contributions by (distributions to) parent	—	102.7	(102.7)	—	—

Cash flow (used in) provided by provided by financing activities	(0.9)	312.1	(102.9)	—	208.3

Effect of exchange rate changes on cash	—	—	(9.6)	—	(9.6)

Increase (decrease) in cash and cash equivalents	—	334.6	(43.5)	—	291.1
Cash and cash equivalents, beginning of year	—	69.5	163.0	—	232.5

Cash and cash equivalents, end of quarter	$—	$404.1	$119.5	$—	$523.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property and employment matters; the inability to renew material leases, licenses or contracts upon their expiration on acceptable terms; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures or franchised operations; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan, Canadian Dollar and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2008 Annual Report on Form 10-K for the fiscal year ended January 31, 2009, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. In the third quarter of 2009, we announced that The Stride Rite Corporation will do business as Collective Brands Performance + Lifestyle Group (“PLG”).
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our Condensed Consolidated Financial Statements and the accompanying notes thereto contained included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 31, 2009, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended January 31, 2009. MD&A includes the following sections:
•	Our Business — a general description of our business, our strategy and key 2009 events.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the third quarter and first nine months ended October 31, 2009 and November 1, 2008 as presented in our Condensed Consolidated Financial Statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the third quarter and nine months ended October 31, 2009 and November 1, 2008 as presented in our Condensed Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — an update since January 31, 2009 of the discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business
Collective Brands, Inc. consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing. We operate a hybrid business model that includes retail, wholesale, licensing and franchising businesses. Payless is one of the largest footwear retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. PLG markets products for children and adults under well-known brand names, including Stride Rite®, Keds®, Sperry Top-Sider®, and Saucony®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.
Payless
Payless ShoeSource operates over 4,400 retail stores in 16 countries and territories in North America, the Caribbean, Central America, and South America. In addition, in 2009, the first Payless ShoeSource franchised stores opened in the Middle East through a multi-year partnership with M.H. Alshaya Company. Payless plans to expand its franchised stores to Russia and the Philippines having signed new franchising agreements in 2009. Our mission is to democratize fashion and design in footwear and accessories. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagle™, Champion® and Dexter®. Select stores also sell exclusive designer lines of footwear and accessories under the names Lela Rose for Payless, Zoe&Zac, Christian Siriano for Payless and alice + olivia for Payless. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value.
Payless is comprised of two reporting segments, Payless Domestic and Payless International. The Payless strategy focuses on four key elements: on-trend, targeted product; effective brand marketing; a great shopping experience; and efficient operations.
PLG
PLG is one of the leading marketers of high quality men’s, women’s and children’s footwear. PLG was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of brands addressing different markets within the footwear industry. PLG is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. PLG markets products in countries outside North America through owned operations, independent distributors and licensees. PLG also markets its products directly to consumers by selling children’s footwear through its Stride Rite retail stores and by selling all of its brands through Stride Rite outlet stores and through e-commerce. In total, PLG operates over 350 retail locations.
PLG is comprised of two reporting segments, PLG Retail and PLG Wholesale. We intend to build upon Stride Rite’s position as a premier brand in children’s footwear. We also continue to build Sperry Top-Sider® and Keds® into lifestyle brands and to leverage Saucony’s authentic running heritage to build a greater global performance and lifestyle footwear and apparel business.
Key 2009 Events
The significant challenges facing the global economy in 2009 and the highly uncertain global economic outlook have adversely affected consumer confidence and spending levels. We believe that these conditions are likely to persist for the remainder of 2009. These conditions, along with severe credit market disruptions, among other factors, have adversely affected the global footwear retailing industry. To mitigate this impact, we are managing inventory very closely; flowing seasonal product closer to the time it is worn; and executing a number of gross margin improvement initiatives. Finally, we are reducing our operating cost structure through a series of continuous improvement initiatives that focus on reducing costs and increasing cash flow. These initiatives include: occupancy cost rationalization, renegotiating procurement contracts and re-examining existing contracts for cost reduction opportunities, and establishing new processes in merchandise sourcing that more effectively utilize factory capacity and ensure the best pricing.
We experienced inflationary pressures in China, where the majority of our products are made, throughout 2008. As a result, many of our inflated product costs, which are included in inventory until sold, negatively impacted our results of operations in the first half of 2009. We experienced deflationary pressures on product costs in the third quarter of 2009 and we expect to see continued deflationary pressure on product costs in the fourth quarter of 2009.

Consolidated Review of Operations
The following table presents the components of costs and expenses, as a percent of net sales, for the third quarter and first nine months ended October 31, 2009 (“2009”) and November 1, 2008 (“2008”).

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0	65.4	65.0	67.2

Gross margin	36.0	34.6	35.0	32.8
Selling, general and administrative expense	28.9	28.4	29.0	28.4

Operating profit from continuing operations	7.1	6.2	6.0	4.4
Interest expense, net	1.7	2.0	1.8	1.9

Net earnings from continuing operations before income taxes	5.4	4.2	4.2	2.5
Effective income tax rate*	17.7	(35.5)	12.1	(20.0)

Net earnings from continuing operations	4.4	5.7	3.7	3.0
Loss from discontinued operations, net of income taxes	—	—	—	—

Net earnings	4.4	5.7	3.7	3.0
Net earnings attributable to noncontrolling interests	(0.1)	(0.2)	(0.1)	(0.2)

Net earnings attributable to Collective Brands, Inc.	4.3%	5.5%	3.6%	2.8%

*	Percent of pre-tax earnings
Net Earnings Attributable to Collective Brands, Inc.
Third quarter 2009 net earnings attributable to Collective Brands, Inc. was $36.9 million, or $0.57 per diluted share versus third quarter 2008 results of $47.5 million, or $0.74 per diluted share. Results for the third quarter 2009 include a pre-tax litigation charges of $2.5 million and pre-tax severance charges of $1.6 million. Results for the third quarter 2008 include a net pre-tax benefit related to litigation of $4.3 million due to net insurance recoveries and pre-tax operating profit from the Tommy Hilfiger adult footwear license of $2.9 million. Our licensing agreement with Tommy Hilfiger for adult footwear expired in December 2008. Therefore, there are no revenues or earnings from the Tommy Hilfiger adult footwear license since January 1, 2009. Results for the third quarter of 2008 reflect an effective income tax rate benefit resulting from adjusting our year-to-date tax provision to reflect the reduced effective tax rate for the year.
Net earnings attributable to Collective Brands, Inc. for the first nine months of 2009 was $93.6 million, or $1.46 per diluted share versus the first nine months of 2008 results of $75.3 million, or $1.19 per diluted share. Results for the first nine months of 2008 include charges related to litigation totaling $61.9 million pre-tax and incremental costs resulting from the flow through of acquired inventory recorded at fair value in the Stride Rite acquisition totaling $3.5 million pre-tax. For the first nine months of 2008, pre-tax operating profit from the Tommy Hilfiger adult footwear license totaled $10.6 million. Results for the first nine months of 2008 reflect an effective income tax rate benefit resulting from adjusting our year-to-date tax provision to reflect the reduced effective tax rate for the year.
Net Sales
The table below summarizes net sales information for our retail stores. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. The percent change for the third quarter and first nine months of 2008 excludes information from our PLG Retail segment as that segment was not present throughout 2007.
Sales percent increases (decreases) are as follows:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Same-store sales	3.1%	(3.2)%	(3.1)%	(2.8)%
Average selling price per unit	1.6	4.7	1.8	4.0
Unit volume	1.4	(7.4)	(8.0)	(6.3)
Footwear average selling price per unit	3.0	6.3	7.1	5.2
Footwear unit volume	(0.7)	(9.4)	(10.4)	(7.8)
Non-footwear average selling price per unit	3.1	4.8	4.7	2.7
Non-footwear unit volume	8.1	(0.3)	1.4	0.2

On October 29, 2009, the Payless guest designer Christian Siriano appeared on The Oprah Winfrey Show. In conjunction with his appearance on the show, Christian Siriano presented several of his shoes sold in certain Payless stores and announced a coupon allowing customers to obtain 50% off of everything in the store for the remainder of that day and all day on Friday, October 30, 2009 (referred to as the “Oprah Promotion”). We estimate that the Oprah Promotion positively impacted our same store sales calculation for the third quarter 2009 by nearly 3%. In the Payless locations that participated in the Oprah Promotion, we had $19.9 million of incremental sales for the two days of the promotion compared to those days last year. The Oprah Promotion did not have a significant impact on our results of operations for the third quarter of 2009.
For the third quarter of 2009, net sales increased 0.5% or $4.3 million, to $867.0 million, from the third quarter of 2008. Net sales increased from the third quarter last year due primarily to an increase in comparable store sales due to the Oprah Promotion, higher unit sales in children’s footwear, boots and women’s accessories at Payless stores, offset by the impact of the expiration of the Tommy Hilfiger adult footwear license. Net sales increased in our Payless Domestic reporting segment by 4.4%, or $24.4 million, to $578.1 million from the third quarter of 2008. Net sales decreased in our Payless International reporting segment by 1.3%, or $1.4 million, to $110.0 million from the third quarter of 2008. Net sales from our PLG Wholesale reporting segment decreased 15.5%, or $20.5 million, to $111.6 million in the third quarter of 2009. Net sales increased in our PLG Retail reporting segment by 2.7%, or $1.8 million, to $67.3 million from the third quarter of 2008. Please refer to “Reporting Segment Review of Operations” below for the further details on the changes in net sales for each of our reporting units.
For the first nine months of 2009, net sales decreased 5.2% or $140.6 million, to $2,556.2 million, from the first nine months of 2008. Net sales decreased from the first nine months of last year due primarily to a decline in comparable store sales, the impact of the expiration of the Tommy Hilfiger adult footwear license, and foreign currency exchange rates. Net sales decreased in our Payless Domestic reporting segment by 2.0% or $33.9 million to $1,695.7 million from the first nine months of 2008. Net sales decreased in our Payless International reporting segment by 10.3% or $34.2 million to $298.5 million from the first nine months of 2008. Net sales from our PLG Wholesale reporting segment decreased 15.9% or $75.1 million, to $398.1 million in the first nine months of 2009. Net sales increased in our PLG Retail reporting segment by 1.5% or $2.6 million to $173.9 million from the first nine months of 2008. Please refer to “Reporting Segment Review of Operations” below for the further details on the changes in net sales for each of our reporting units.
Cost of Sales
Cost of sales was $555.2 million in the third quarter of 2009, down 1.6% from $564.0 million in the 2008 third quarter. The decrease in cost of sales from 2008 to 2009 is primarily due to the impact of lower product costs, the expiration of the Tommy Hilfiger adult footwear license and lower occupancy costs.
Cost of sales was $1,668.9 million in the first nine months of 2009, down 8.3% from $1,820.2 million in the first nine months of 2008. The decrease in cost of sales from 2008 to 2009 is primarily due to the impact of the $61.9 million charge we recorded in connection with litigation during the first nine months of 2008, the expiration of the Tommy Hilfiger adult footwear license and lower net sales in 2009.
Gross Margin
Gross margin rate for the third quarter of 2009 was 36.0%, compared to a gross margin rate of 34.6% in the third quarter of 2008. The increase in gross margin rate is primarily due lower product and occupancy costs, as well as positive leverage on fixed costs, partially offset by the favorable impact last year of litigation-related insurance recoveries.
Gross margin rate for the first nine months of 2009 was 35.0%, compared to a gross margin rate of 32.8% in the first nine months of 2008. The increase in gross margin rate is primarily due to the impact of the litigation charge of $61.9 million in the first nine months of 2008 and higher initial mark-on due to increased direct sourcing in the first nine months of 2009. These were partially offset by negative sales leverage on fixed costs, additional promotional activity, and merchandise cost increases.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $250.8 million in the third quarter of 2009, an increase of 2.3% from $245.1 million in the third quarter of 2008. The increase in SG&A expenses for the third quarter of 2009 compared to 2008 is primarily due to higher incentive compensation and severance costs offset by lower payroll and related costs.
SG&A expenses were $743.5 million in the first nine months of 2009, a decrease of 3.2% from $768.1 million in the first nine months of 2008. The decrease in SG&A expenses for the first nine months of 2009 compared to 2008 is primarily due to cost reduction actions that decreased payroll and other expenses, offset by higher incentive compensation.

As a percentage of net sales, SG&A expenses were 28.9% of net sales in the third quarter of 2009 versus 28.4% in the third quarter of 2008. The increase, as a percentage of net sales, in the third quarter of 2009 was primarily due to higher incentive compensation related to Company performance, offset by lower payroll and related costs.
As a percentage of net sales, SG&A expenses were 29.0% of net sales in the first nine months of 2009 versus 28.4% in the first nine months of 2008. The increase, as a percentage of net sales, in the first nine months of 2009 was primarily due to the impact of lower comparable net sales, partially offset by cost reductions primarily related to payroll and related expenses.
Interest Expense (Income)
Interest income and expense components were:

	Third Quarter		First Nine Months
(dollars in millions)	2009	2008	2009	2008
Interest expense	$14.8	$19.9	$46.4	$57.7
Interest income	(0.2)	(2.7)	(1.0)	(6.5)

Interest expense, net	$14.6	$17.2	$45.4	$51.2

The decline in interest expense in the third quarter and first nine months of 2009 from the third quarter and first nine months of 2008 is primarily a result of a lower interest rate on the unhedged portion of our Term Loan Facility as well as a decrease in the outstanding balance of our revolving loan facility. The decline in interest income in the third quarter and first nine months of 2009 from the third quarter and first nine months of 2008 is primarily a result of lower interest rates on our invested cash balance as well as a lower average cash balance year over year.
Income Taxes
Our effective income tax rate on continuing operations was 17.7% during the third quarter of 2009 as compared to a negative 35.5% during the third quarter of 2008. We recorded $4.3 million of favorable discrete events in the first nine months of 2009. The unfavorable difference in the overall effective tax rate for 2009 compared to 2008 is due to comparatively higher income in relatively high tax rate jurisdictions, partially caused by a pre-tax loss as a result of litigation expenses high tax rate jurisdictions in the prior year, as well as decreased income in relatively lower tax rate jurisdictions.
We have unrecognized tax benefits, inclusive of related interest and penalties, of $66.7 million and $64.4 million during the periods ended October 31, 2009 and November 1, 2008, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $40.6 million and $50.9 million, respectively.
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at October 31, 2009 will decrease by up to $41.3 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $18.6 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
Our consolidated balance sheet as of October 31, 2009 includes deferred tax assets, net of related valuation allowances, of approximately $152 million. In assessing the future realization of these assets, we concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon management’s belief that we will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.
For additional information regarding our income taxes, please see Note 11 — Income Taxes of the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests represent our joint venture partners’ share of net earnings or losses on applicable international operations. The decrease in net earnings attributable to noncontrolling interests is due to lower net earnings in our Latin America joint ventures.
Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, PLG Retail, and PLG Wholesale. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating profit from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment revenues from external customers to consolidated net sales and reporting segment operating profit from continuing operations to our consolidated operating profit from continuing operations for the third quarter and first nine months ended October 31, 2009 and November 1, 2008:

	Third Quarter		First Nine Months
(in millions)	2009	2008	2009	2008
Revenues from external customers:
Payless Domestic	$578.1	$553.7	$1,695.7	$1,729.6
Payless International	110.0	111.4	298.5	332.7
PLG Wholesale	111.6	132.1	398.1	473.2
PLG Retail	67.3	65.5	173.9	171.3

Revenues from external customers	$867.0	$862.7	$2,566.2	$2,706.8

Operating profit from continuing operations:
Payless Domestic	$44.5	$29.2	$110.8	$30.4
Payless International	11.2	12.3	17.4	41.0
PLG Wholesale	0.1	4.4	21.7	40.9
PLG Retail	5.2	7.6	3.9	6.0

Operating profit from continuing operations	$61.0	$53.5	$153.8	$118.3

The following table presents the change in store count during the third quarter and first nine months of 2009 and 2008 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless	Payless	PLG
	Domestic	International	Retail	Total
Third Quarter 2009
Beginning store count	3,864	639	360	4,863
Stores opened	4	6	4	14
Stores closed	(22)	(8)	(1)	(31)

Ending store count	3,846	637	363	4,846

First Nine Months 2009
Beginning store count	3,900	622	355	4,877
Stores opened	26	34	11	71
Stores closed	(80)	(19)	(3)	(102)

Ending store count	3,846	637	363	4,846

Third Quarter 2008
Beginning store count	3,941	606	351	4,898
Stores opened	13	9	3	25
Stores closed	(29)	(3)	(1)	(33)

Ending store count	3,925	612	353	4,890

First Nine Months 2008
Beginning store count	3,954	598	340	4,892
Stores opened	84	22	21	127
Stores closed	(113)	(8)	(8)	(129)

Ending store count	3,925	612	353	4,890

Payless Domestic Segment Operating Results
The Payless Domestic reporting segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless Domestic segment for the third quarter and first nine months ended October 31, 2009 and November 1, 2008:

	Third Quarter			First Nine Months
			Percent change			Percent change
(dollars in millions)	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues from external customers	$578.1	$553.7	4.4%	$1,695.7	$1,729.6	(2.0)%
Operating profit from continuing operations	$44.5	$29.2	52.4%	$110.8	$30.4	264.5%
Operating profit from continuing operations as % of revenues from external customers	7.7%	5.3%		6.5%	1.8%
For the third quarter of 2009, revenues from external customers for the Payless Domestic reporting segment increased 4.4% or $24.4 million, to $578.1 million, from the third quarter of 2008. The increase in net sales for the third quarter was due to a comparable store sales increase primarily due to the Oprah Promotion, higher unit sales in children’s footwear, boots and women’s accessories and higher average selling prices per unit.
For the first nine months of 2009, revenues from external customers for the Payless Domestic reporting segment decreased 2.0% or $33.9 million, to $1,695.7 million, from the first nine months of 2008. The decrease in revenues from external customers from first nine months of 2008 to 2009 is due to lower traffic and lower unit sales primarily due to weaker economic conditions in the United States, partially offset by increases in average selling prices per unit.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 7.7% for the third quarter of 2009 compared to 5.3% in the third quarter of 2008. The percentage increase in the third quarter is primarily due to the impact of lower product and occupancy costs, as well as positive leverage on higher net sales.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 6.5% for the first nine months of 2009 compared to 1.8% in the first nine months of 2008. The increase in the first nine months of 2009 is primarily due to the impact of litigation charges recorded in the first nine months of 2008 totaling $61.9 million.
Payless International Segment Operating Results
Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands as well as franchising arrangements under the Payless ShoeSource name.

	Third Quarter			First Nine Months
			Percent change			Percent change
(dollars in millions)	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues from external customers	$110.0	$111.4	(1.3)%	$298.5	$332.7	(10.3)%
Operating profit from continuing operations	$11.2	$12.3	(8.9)%	$17.4	$41.0	(57.6)%
Operating profit from continuing operations as % of revenues from external customers	10.2%	11.0%		5.8%	12.3%
For the third quarter of 2009, revenues from external customers for the Payless International reporting segment decreased 1.3% or $1.4 million, to $110.0 million, from the third quarter of 2008. Revenues from external customers were negatively impacted by lower consumer traffic due to weakening economic conditions compared to last year, unfavorable foreign exchange rates totaling $2.7 million and the impact of new taxes and regulation in Ecuador, offset by increased revenues from external customers in Colombia.
For the first nine months of 2009, revenues from external customers for the Payless International reporting segment decreased 10.3% or $34.2 million, to $298.5 million, from the first nine months of 2008. Revenues from external customers for the Payless International reporting segment were negatively impacted by lower consumer traffic due to weakening economic conditions compared to last year, unfavorable foreign exchange rates compared to last year totaling $20.9 million, and the impact of new taxes and regulation in Ecuador, offset by increased revenues from external customers in Colombia.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 10.2% for the third quarter of 2009 compared to 11.0% in the third quarter of 2008. The percentage decrease is primarily due decreased gross margin rates in South America primarily due to new taxes and regulation in Ecuador, offset by increased gross margin in Colombia.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 5.8% for the first nine months of 2009 compared to 12.3% in the first nine months of 2008. The percentage decrease is primarily due to decreased gross margin rates in Canada and Central America primarily due to negative leverage of our fixed costs due to lower net sales, and decreased gross margin rates in South America primarily due to new taxes and regulation in Ecuador. These decreases were offset by increased gross margin in Colombia.

PLG Wholesale Segment Operating Results
The PLG Wholesale reporting segment is comprised of PLG’s wholesale operations, which includes sales from Stride Rite, Sperry Top-Sider, Saucony, Keds and Tommy Hilfiger Children’s brands.

	Third Quarter			First Nine Months
			Percent change			Percent change
(dollars in millions)	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues from external customers	$111.6	$132.1	(15.5)%	$398.1	$473.2	(15.9)%
Operating profit from continuing operations	$0.1	$4.4	(97.7)%	$21.7	$40.9	(46.9)%
Operating profit from continuing operations as % of revenues from external customers	0.1%	3.3%		5.5%	8.6%
On December 31, 2008, our licensing agreement with Tommy Hilfiger for adult footwear expired and was not renewed. The aggregate revenue from external customers and operating profit from continuing operations for Tommy Hilfiger adult footwear was $20.2 million and $2.9 million, respectively, for the quarter ended November 1, 2008 and $59.7 million and $10.6 million, respectively, for the nine months ended November 1, 2008.
For the third quarter of 2009, revenues from external customers for the PLG Wholesale reporting segment decreased 15.5% or $20.5 million, to $111.6 million, from the third quarter of 2008. The decrease in revenues from external customers are primarily due to the expiration of our Tommy Hilfiger adult footwear license and lower Keds revenues due to its strategic repositioning. These were offset by increases in revenues from external customers for our Saucony and Sperry Top-Sider brands.
For the first nine months of 2009, revenues from external customers for the PLG Wholesale reporting segment decreased 15.9% or $75.1 million, to $398.1 million, from the first nine months of 2008. The decrease in revenues from external customers are primarily due to the expiration of our Tommy Hilfiger adult footwear license and lower Keds revenues due to its strategic repositioning. These were offset by increases in revenues from external customers for our Saucony brand.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 0.1% for the third quarter of 2009 compared to 3.3% in the third quarter of 2008. The percentage decrease was primarily due to the expiration of the Tommy Hilfiger adult footwear license agreement and unfavorable merchandise mix shift.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 5.5% for the first nine months of 2009 compared to 8.6% in the first nine months of 2008. The percentage decrease was primarily due to the expiration of the Tommy Hilfiger adult footwear license agreement and more promotional selling compared to last year.
PLG Retail Segment Operating Results
The PLG Retail reporting segment is comprised of operations from PLG’s specialty stores and outlet stores.

	Third Quarter			First Nine Months
			Percent change			Percent change
(dollars in millions)	2009	2008	2008 to 2009	2009	2008	2008 to 2009
Revenues from external customers	$67.3	$65.5	2.7%	$173.9	$171.3	1.5%
Operating profit from continuing operations	$5.2	$7.6	(31.6)%	$3.9	$6.0	(35.0)%
Operating profit from continuing operations as % of revenues from external customers	7.7%	11.6%		2.2%	3.5%
For the third quarter of 2009, revenues from external customers for the PLG Retail reporting segment increased 2.7% or $1.8 million, to $67.3 million, from the third quarter of 2008. For the first nine months of 2009, revenues from external customers for the PLG Retail reporting segment increased 1.5% or $2.6 million, to $173.9 million, from the first nine months of 2008. The increase is primarily due to increased number of stores and higher sales at outlet stores, partially offset by lower same-store sales at specialty stores.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 7.7% for the third quarter of 2009 compared to 11.6% in the third quarter of 2008. As a percentage of revenues from external customers, operating profit from continuing operations decreased to 2.2% for the first nine months of 2009 compared to 3.5% in the first nine months of 2008. Operating profit from continuing operations in the first nine months of 2008 was negatively impacted by $3.5 million of pre-tax incremental costs resulting from the flow through of acquired inventory recorded at fair value. In the third quarter and first nine months of 2009, operating profit as a percentage of revenues from external customers was negatively impacted by greater promotional activity and severance costs.

Liquidity and Capital Resources
We ended the third quarter of 2009 with a cash and cash equivalents balance of $470.7 million, a decrease of $52.9 million from the third quarter of 2008. The year over year decrease was due primarily to the repayment of the prior year draw on our Revolving Loan Facility of $215.0 million, offset by increased cash from operating activities and reduced capital expenditures.
As of October 31, 2009, our foreign subsidiaries and joint ventures had $102.9 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
As of October 31, 2009, the borrowing base on our Revolving Loan Facility was $322.0 million less $84.6 million in outstanding letters of credit, or $237.4 million. The variable interest rate including the applicable variable margin at October 31, 2009, was 1.28%. We had no borrowings on our revolving loan facility as of October 31, 2009.
We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter in 2009, a total leverage ratio of not more than 4.2 to 1. As of October 31, 2009 our leverage ratio, as defined in our Term Loan Facility agreement, was 1.8 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants on our Loan Facilities for the next twelve months.
We continue to have full access to our Revolving Loan Facility and to generate operating cash flow sufficient to meet our financing needs. We believe that our liquid assets, cash generated from operations and amounts available under our Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for at least the next twelve months.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $302.8 million in the first nine months of 2009, compared with $197.8 million for the same period in 2008. As a percentage of net sales, cash flow from operations was 11.8% in the first nine months of 2009, compared with 7.3% in the same period in 2008. The changes in cash flow from operations in the first nine months of 2009 as compared to the first nine months of 2008 are primarily due to increases in net earnings, prior year litigation payments and a net cash inflow related to inventories as a result of inventory management initiatives and the impact of the Oprah Promotion. These favorable changes were offset by net cash outflows in accounts payable in the first nine months of 2009 compared to the first nine months of 2008.
Cash Flow Used in Investing Activities
Our capital expenditures totaled $61.2 million during the first nine months of 2009, compared with $107.5 million for the same period in 2008. The decrease in capital expenditures was primarily due to lower spending on distribution centers and stores. Total capital expenditures in 2009 are expected to be approximately $85 million compared to $129 million in 2008. The decrease in total anticipated capital expenditures in 2009 compared to actual capital expenditures in 2008 is due to capital expenditure management initiatives in 2009 as a result of the weakening economy as well as the completion of our multi-year distribution center investment. We intend to use internal cash flow from operations and available financing from the Revolving Loan Facility, if necessary, to finance all of these capital expenditures.
Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Nine Months
	2009		2008
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares
Employee stock purchase, deferred compensation and stock incentive plans	$2.3	159	$1.7	135
Under the terms of our credit facilities governing our Loan Facilities, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
Based upon the provisions of the Term Loan Facility, we are required to make an excess cash flow mandatory prepayment on the Term Loan Facility no later than 120 days after the Company’s fiscal year end. Based on 2008 results, we made a prepayment of $17.5 million in the first quarter of 2009. Based upon projected 2009 results, we anticipate that we could be required to make such a mandatory prepayment of between $10.0 million and $30.0 million by May 30, 2010, depending upon the amount of excess cash flow generated in 2009 and our consolidated leverage ratio as defined by the Term Loan Facility agreement at fiscal year end. The excess cash flow mandatory prepayment is an annual requirement under the Term Loan Facility and, as the estimated prepayment amount is preliminary and subject to further refinement, the final excess cash flow mandatory prepayment could ultimately differ materially from the amounts reflected above.
Contractual Obligations
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 31, 2009. There have been no significant developments with respect to our contractual obligations since January 31, 2009.
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	October 31,	November 1,	January 31,
	2009	2008	2009
Debt-capitalization ratio*	53.7%	58.7%	58.6%

*	Debt-capitalization ratio has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and equity. The debt-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 71.9%, 73.8% and 75.7%, respectively, for the periods referred to above.
Critical Accounting Policies
In the third quarter of 2009, we performed the required annual impairment assessment of our goodwill and indefinite-lived tradenames. As a result of this assessment, we concluded that there was no impairment of goodwill or indefinite-lived tradenames. Management relies on estimates in determining the fair value of each tradename and in determining the fair value of goodwill at a reporting unit level. The estimate of fair value is highly subjective and requires significant judgment. For further explanation of the approach used to perform the impairment assessment of goodwill and our indefinite-lived tradenames, as well as the significant estimates used, please refer to our Critical Accounting Policies under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2009.
Our goodwill balance was $280.1 million as of October 31, 2009. Goodwill is evaluated at the reporting unit level, which may be the same as a reporting segment or a level below a reporting segment. The goodwill balance by reporting segment and reporting unit as of October 31, 2009 is as follows:

		Goodwill Balance
Reporting Segment	Reporting Unit	(in millions)

PLG Wholesale	PLG Wholesale	$239.9
Payless Domestic	Collective Licensing	34.3
Payless Domestic	Payless Domestic	5.9

Total		$280.1

A 100 basis point decrease in the long-term growth rate used in determining the fair value of our reporting units, holding all other variables constant, could result in an impairment charge of approximately $18 million. A 100 basis point increase in the discount rate used in determining the fair value of our reporting units, holding all other variables constant, could result in an impairment charge of approximately $37 million. The sensitivity of the long-term growth rate and discount rate and resulting potential impairment charge represent the deficit of the fair value of the reporting unit compared to the carrying value.
The book value of our indefinite-lived tradenames was $365.5 million as of October 31, 2009. The following table highlights the potential impairment charge related to changes in certain key assumptions used in determining the fair value of these tradenames, assuming all other assumptions remain constant. The potential impairment charge represents the amount by which the carrying value exceeds the estimated fair value.

(dollars in millions)	Potential Impairment Charge

Decrease of 100 basis points in royalty rate	$25
Decrease of 100 basis points in average growth rate	8
Increase of 100 basis points in the discount rate	8

In future periods, if our goodwill or our indefinite-lived tradenames were to become impaired, the resulting impairment charge could have a material impact on our financial position and results of operations.
For more information regarding our other critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2009.
New Accounting Standards
See Note 15 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at October 31, 2009; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate contract for $540 million to hedge a portion of our variable rate Term Loan Facility. As of October 31, 2009, we have hedged $365 million of our Term Loan Facility. The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of October 31, 2009, a 100 basis point change in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $3.3 million annually or approximately $0.8 million per quarter.
Foreign Currency Risk
We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we have entered into forward contracts to purchase foreign currencies. Please refer to Note 7 — Derivatives for further information on the derivatives used to mitigate foreign currency risk.
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. During 2005, the PRC government adopted an exchange rate system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under this “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of October 30, 2009, the last day of trading in our quarter, the exchange rate was 6.83 Yuan per U.S. dollar compared to 6.85 Yuan per U.S. dollar at the end of our third quarter 2008 and 6.85 Yuan per U.S. dollar at the end of our 2008 fiscal year.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On or about December 20, 2001, a First Amended Complaint was filed against Payless ShoeSource, Inc. (“Payless”) in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG (“adidas”) v. Payless ShoeSource, Inc. The First Amended Complaint sought injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract. Payless filed an answer and a motion for summary judgment which the court granted in part. On June 18, 2004, plaintiffs appealed the District Court’s ruling on the motion for summary judgment. On January 5, 2006, the 9th Circuit Court of Appeals entered an order reversing the District Court’s partial summary judgment order. Payless requested a rehearing en banc, which was denied by the 9th Circuit Court of Appeals. On June 29, 2006, Payless filed a petition for writ of certiorari to the United States Supreme Court, which was denied on October 2, 2006.
On May 5, 2008, following a four week trial, a jury rendered a verdict against Payless in the aggregate amount of $304.6 million, consisting of royalty damages in the amount of $30.6 million; disgorgement profits in the amount of $137.0 million; and punitive damages in the amount of $137.0 million. On November 13, 2008, after granting in part motions filed by Payless for a new trial, judgment notwithstanding the verdict, and remittitur, the District Court entered judgment against Payless in the reduced amount of $65.3 million, consisting of $30.6 million in royalty damages, $19.7 million in disgorgement of profits, and $15.0 million in punitive damages (of which $9.0 million is payable to the State of Oregon and not adidas pursuant to Oregon law), such amounts to accrue interest at the annual rate of 1.24%. On that same date, the District Court entered a permanent injunction enjoining Payless, but not its affiliates, from selling the footwear lots the jury found infringed adidas’ rights along with certain other footwear styles bearing two, three, or four stripes as specified by the terms of the injunction. On December 29, 2008 the District Court issued a Revised Order of Permanent Injunction which made certain technical changes to the injunction but rejected substantive changes requested by adidas. This injunction, as corrected, was entered by the District Court on January 7, 2009.
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
Payless has appealed the District Court’s judgment and injunction to the United States Court of Appeals for the 9th Circuit and filed its Opening Brief on May 18, 2009. Adidas has also purported to appeal from the District Court’s reduction of the jury verdict, from the District Court’s denial of an injunction of the broader scope it requested, and from the denial of its requests for attorneys’ fees and prejudgment interest. On May 18, 2009, Payless filed its Opening Brief on appeal. On July 1, 2009, adidas filed its Combined Appellee’s Response Brief and Opening Brief of Cross-Appellants. On August 17, 2009, Payless filed its Response and Reply Brief. Adidas filed its Reply Brief on September 14, 2009.
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
As of October 31, 2009, the Company had recorded a $30.0 million pre-tax liability related to loss contingencies associated with these matters, all of which were recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s Condensed Consolidated Balance Sheet, resulted in an equal amount being charged to cost of sales.

The Company has reached agreements with substantially all of its various relevant insurers with respect to their coverage obligations for the claims by adidas. Pursuant to those agreements, the Company has released these insurers from any further obligations with respect to adidas’ claims in the action under applicable policies.
In the Matter of Certain Foam Footwear
On or about April 3, 2006, Crocs Inc. filed two companion actions against several manufacturers of foam clog footwear asserting claims for patent infringement, trade dress infringement, and unfair competition. One complaint was filed before the United States International Trade Commission (“ITC”) in Washington D.C. The other complaint was filed in federal district court in Colorado. The Company’s wholly-owned subsidiary, Collective Licensing International, LLC (“Collective Licensing”), was named as a Respondent in the ITC Investigation, and as a Defendant in the Colorado federal court action. The Company settled all claims associated with these complaints in the third quarter of 2009, the results of which did not have a material effect on the Company’s financial position, results of operations or cash flows.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended October 31, 2009, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

				Approximate
				Dollar Value
			Total Number of	of Shares that
			Shares Purchased	May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under
	of Shares	Price	Announced Plans	the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)
08/01/09 — 08/29/09	20	$14.48	—	$204.8
08/30/09 — 10/03/09	65	17.38	54	203.8
10/04/09 — 10/31/09	4	17.70	—	203.8

Total	89	$16.74	54	$203.8	(2)

(1)	Includes an aggregate of approximately eighty-nine thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
ITEM 6. EXHIBITS
     (a) Exhibits:

Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President - Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President - Chief Financial Officer and Treasurer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTIVE BRANDS, INC.

Date: December 3, 2009	By:	/s/ Matthew E. Rubel
Matthew E. Rubel
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: December 3, 2009	By:	/s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)