Form 10-K
period 2010-01-30
COLLECTIVE BRANDS, INC.
filed 2010-03-26
CIK 1060232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,018.9 million based on the closing price of $15.92 as reported on the New York Stock Exchange on July 31, 2009, the last trading day of the registrant’s second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value
64,363,780 shares at March 19, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2010 (Proxy Statement)	Part III

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

COLLECTIVE BRANDS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 30, 2010

INDEX

PART I

ITEM 1.	BUSINESS

General

Collective Brands, Inc. (“Collective Brands” or the “Company”) is a leader in bringing compelling lifestyle, fashion and performance brands for footwear and related accessories to consumers worldwide. We operate a hybrid business model with a portfolio of powerful brands and private brand labels sold at multiple price points and through multiple selling channels including retail, wholesale, e-commerce, licensing and franchising. Collective Brands, Inc. consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing (“CLI”). Payless is one of the largest footwear specialty retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. PLG is a leading provider of iconic performance and lifestyle brands, each with strong marketplace positions focused on distinct and targeted consumer segments. PLG markets products for adults and children under well-known brand names, including Saucony®, Sperry Top-Sider®, Keds® and Stride Rite®. PLG also aims to be the leading global company for performance and lifestyle footwear and related accessories. CLI is a brand development and licensing company that specializes in building, launching, licensing and growing brands focused on the youth lifestyle market, including Airwalk®, Above the Rim®, Vision Street Wear®, Sims® and Lamar®. CLI’s vision is to create the leading youth lifestyle and athletic fashion branded licensing company in the world.

All references to years are to our fiscal year unless otherwise stated. Fiscal year 2009 ended on January 30, 2010.

Payless is one of the largest footwear retailers in the Western Hemisphere, with 4,470 retail stores in 19 countries and territories at the end of 2009. Our Payless ShoeSource retail stores in the United States, Canada, the Caribbean, Central America, and South America sold nearly 140 million pairs of footwear and over 40 million units of accessories through nearly 500 million customer visits during 2009. Payless ShoeSource stores sell a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags, jewelry, and hosiery. Payless ShoeSource stores offer fashionable, quality, branded and private label footwear and accessories for women, children, and men at affordable prices in a self-selection shopping format. Our stores feature several mainstream and designer footwear brands including Airwalk®, American Eagletm, Champion®, Christian Siriano for Paylesstm, Dexter®, and Lela Rose for Paylesstm. We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value. North American stores are company-owned, stores in the Central and South American regions are operated as joint-ventures, and Middle East stores are franchised. Stores operate in a variety of real estate formats. Approximately a quarter of the company-owned stores are mall-based while the rest are located in strip centers, central business districts, and other real estate formats. We also operate payless.com® where customers buy our products on-line and store associates order products for customers that are not sold in all of our stores. At year-end, each Payless ShoeSource store stocked on average approximately 6,700 pairs of footwear. We focus our marketing efforts primarily on expressive moms and expressive self-purchasing women ages 16-49. These consumers use fashion as a means of expressing their personalities, but also place importance on low prices. They tend to have household incomes of less than $75,000 and make a disproportionately large share of household footwear purchasing decisions. We believe that over one-third of these target consumers purchased at least one pair of footwear from our stores last year.

PLG is a leading provider of iconic performance and lifestyle brands, each with unique personalities and strong marketplace positions focused on distinct and targeted consumer segments. PLG is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, specialty stores, and independent shoe stores. PLG markets products in countries outside North America largely through owned operations, independent distributors and licensees. PLG also markets its products directly to consumers by selling children’s footwear through its Stride Rite Children’s stores and a broader selection of its footwear and apparel through its Stride Rite Outlet stores and e-commerce sites. In total, PLG operated 363 retail locations as of the end of fiscal year 2009. PLG designs and markets children’s footwear for consumers 0-10 years old through its Stride Rite Children’s Group, including dress and casual footwear, boots, sandals and athletic shoes. These products are also marketed at wholesale under the Stride Rite®, Robeez®, and other brand names at moderate to premium price points. In addition, PLG designs and markets nautical performance, outdoor recreational, dress-casual, and casual footwear for men and women under our Sperry Top-Sider® and Sperry® trademarks. PLG also designs and markets technical running, athletic lifestyle, outdoor trail shoes and fashion athletic shoes as well as athletic apparel under the Saucony® and Saucony Originals® brand names. Lastly, PLG markets fashion/athletic and casual footwear for adults and children under the Keds®, Pro-Keds®, and Grasshoppers® labels.

History

Payless was founded in Topeka, Kansas in 1956 with a strategy of selling low-cost, high-quality family footwear on a self-service basis. In 1962, Payless became a public company. In 1979, it was acquired by The May Department Stores Company (“May Company”). On May 4, 1996, Payless became an independent public company again as a result of a spin-off from May Company. In 1998, we reorganized forming a new Delaware corporation, Payless ShoeSource Inc., which today is known as Collective Brands, Inc. On March 30, 2007, we acquired Collective Licensing, a Denver-based brand development, management and licensing company. On August 16, 2007, our Delaware holding company changed its name from Payless ShoeSource, Inc. to Collective Brands, Inc., and the next day we completed our acquisition of The Stride Rite Corporation.

The Stride Rite Corporation was founded in Boston, Massachusetts in 1919, as the Green Shoe Manufacturing Company (“Green Shoe”). Green Shoe became a public company in 1960 and was listed on the New York Stock Exchange. It adopted The Stride Rite Corporation name in 1966 in recognition of its well-respected brand name. The first Stride Rite Children’s Store was opened in 1972. The Sperry Top-Sider and Keds brand names were acquired from Uniroyal in 1979. During 2005, The Stride Rite Corporation completed its acquisition of Saucony and in 2006 it purchased Robeez. In the third quarter of 2009, Collective Brands, Inc. announced that The Stride Rite Corporation will do business as Collective Brands Performance + Lifestyle Group.

Our principal executive offices are located at 3231 Southeast Sixth Avenue, Topeka, Kansas 66607-2207, and our telephone number is (785) 233-5171. Our common stock is listed for trading on the New York Stock Exchange under the symbol “PSS.”

Segments and Geographic Areas

We operate our business in four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail. See Note 19 in the Notes to the Consolidated Financial Statements for a discussion on financial results by segment.

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

3. The PLG Wholesale reporting segment consists of PLG’s global wholesale operations as well as dealer operations.

4. The PLG Retail reporting segment consists of results from PLG’s owned Stride Rite Children’s stores and Stride Rite Outlet stores.

Stores

At the end of 2009, we operated a total of 4,833 retail stores. This was comprised of 3,827 in the Payless Domestic segment, 643 stores in the Payless International segment, and 363 stores in the PLG Retail segment.

Payless Domestic

The average size of a store in the Payless Domestic segment is approximately 3,200 square feet. Depending upon the season and the sales volume of the store, stores employ a varying number of associates including a store manager or shared store manager. Stores use a combination of full-time and part-time associates. By including materially remodeled stores in our calculation as new stores, Payless ShoeSource domestic stores were 10 years old on average at the end of 2009. At year-end, 531 stores in the Payless Domestic segment had been updated to one of Payless’ new store formats (typically known as “Hot Zones”). Payless ShoeSource stores operate in a variety of real estate formats such as shopping malls, central business districts, free-standing buildings, strip centers, and leased departments in ShopKo® stores. ShopKo is a discount retailer with stores primarily in the Midwest, Western Mountain, and Pacific Northwest regions. This alliance, extended to July 22, 2012, provides us with a capital efficient, additional distribution channel for our products. As of year-end, there were 136 of these locations, and they are included in the table below.

The number of retail stores by geographic region for the Payless Domestic segment is represented in the following table:

Payless Domestic

Alabama	36	Louisiana	57	Oklahoma	44
Alaska	8	Maine	13	Oregon	48
Arizona	88	Maryland	72	Pennsylvania	149
Arkansas	39	Massachusetts	87	Rhode Island	14
California	522	Michigan	127	South Carolina	31
Colorado	51	Minnesota	47	South Dakota	15
Connecticut	43	Mississippi	46	Tennessee	45
Delaware	9	Missouri	73	Texas	388
District of Columbia	8	Montana	14	Utah	50
Florida	286	Nebraska	35	Vermont	7
Georgia	91	Nevada	34	Virginia	77
Hawaii	15	New Hampshire	18	Washington	85
Idaho	30	New Jersey	129	West Virginia	10
Illinois	174	New Mexico	28	Wisconsin	78
Indiana	56	New York	251	Wyoming	5
Iowa	32	North Carolina	59
Kansas	35	North Dakota	6	Guam	2
Kentucky	31	Ohio	128	Saipan	1

				Total Payless Domestic	3,827

Payless International

Since opening our first store in Canada in 1997, our international presence has grown substantially. We entered Latin America in September 2000, and operate stores there in joint ventures with different partners. In 2009, we franchised our first stores in the Middle East. As of year-end, we had 643 owned or joint ventured stores in 13 foreign countries or territories. In addition, our franchisees operated nine stores in Kuwait, Saudi Arabia, and the United Arab Emirates at year-end.

The average size of our stores in the Payless International segment is approximately 2,800 square feet. By including materially remodeled stores in our calculation as new stores, our international stores were on average seven years old at the end of 2009. At year-end, 143 stores had been updated to one of our new store formats. Our international stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, and strip centers.

The number of retail stores by Province, Country and Territory for the Payless International segment is represented in the table below. Franchised stores are not included in the table.

Payless International

Canada		Central America		South America
Alberta	41	Costa Rica	25	Ecuador	37
British Columbia	42	Dominican Republic	16	Colombia	40

Manitoba	10	El Salvador	22
New Brunswick	7	Guatemala	43	Total South America	77

Nova Scotia	11	Honduras	20
Ontario	135	Nicaragua	13	Other Territories
Prince Edward Island	2	Panama	20	Puerto Rico	82
Quebec	46	Trinidad/Tobago	15	U.S. Virgin Islands	5

Saskatchewan	11

				Total Other Territories	87

Total Canada	305	Total Central America	174

				Total Payless International	643

PLG Retail

PLG’s Stride Rite Children’s stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the U.S. The average size of a Stride Rite Children’s Store is approximately 1,300 square feet. Stride Rite Outlet stores average approximately 2,800 square feet because outlet stores carry a broad range of footwear for adults in addition to children’s footwear. Most of our outlet stores are located in shopping centers consisting only of outlet stores. At the end of 2009, each PLG retail store carried on average nearly 7,000 pairs of shoes. By including materially remodeled stores in our calculation as new stores, PLG Retail segment stores were on average approximately nine years old at the end of 2009. We also operate Stride Rite shoe departments within select Macy’s stores. This alliance provides us with a capital efficient, additional distribution channel for our products. As of year-end, there were nine of these locations, and they are included in the table below.

The number of retail stores by type for the Stride Rite Retail segment is represented in the table below.

PLG Retail

Stride Rite Children’s stores	261
Stride Rite Outlet stores	102

Total Stride Rite stores	363

PLG Wholesale

In addition to the owned PLG retail stores, we had 128 PLG stores managed by licensed dealers (not included in the store count above) at the end of 2009. A licensed dealer is an independent shoe retailer that sells a high percentage of PLG product. We generate sales from dealers by selling them our product. Dealers do not currently pay franchise or on-going fees. Of the total, 117 stores were located in the United States and 11 were located internationally. PLG sales representatives monitor the dealers’ assortments and appearance. We give guidance to the dealers on store remodeling. Dealers are not currently obliged to participate in PLG retail store promotions.

International Business

During 2009, Collective Brands had $526.1 million, or 15.9%, of its sales from outside the U.S. In 2009, we derived sales from 92 countries or territories through retailing, wholesaling, e-commerce, licensing, and franchising.

Payless International

Payless International sales were $422.4 million, or 12.8% of total Company sales. Of the stores we directly own or operate through a joint venture, 47% of Payless International stores are located in Canada; 40% in Latin America and the Caribbean; and 13% in Puerto Rico. In 2010, over 25% of our new store capital budget dollars will be allocated for international stores driven primarily by store growth in Latin America. In 2009, the first Payless ShoeSource franchised stores opened in the Middle East through a multi-year partnership with M.H. Alshaya Company. Payless plans to expand its franchised stores into Russia and the Philippines next year having signed new franchising agreements in 2009.

PLG Wholesale

We sell footwear in 83 countries and territories. We use our owned operations, independent distributors and licensees to market our various product lines outside of the U.S. We record revenue from foreign sources through the sale of branded footwear products by our owned operations in Canada, the Netherlands, the United Kingdom and Germany, from sales in certain countries to independent distributors of our products, and from royalties to authorized licensees of our products. License and distribution arrangements enable us to develop sales in certain international markets without incurring development costs and the capital commitment required to maintain related foreign operations, employees, inventories or localized marketing programs. We assist in designing products that are appropriate to each foreign market, but are consistent with the global brand position. Independent licensees and distributors purchase goods from either us or authorized third-party manufacturers pursuant to distribution agreements or manufacture branded products consistent with our standards pursuant to license agreements. Distributors and licensees are responsible for independently marketing and distributing our branded products in their respective territories with product and marketing support provided by us. We are also a party to foreign license agreements in which licensed dealers operate retail stores outside the United States. Dealers operate eight Stride Rite Children’s stores in five different countries — El Salvador, Guatemala, Honduras, Turkey and Venezuela. Dealers also operate two Saucony retail stores in Dubai and one Sperry Top-Sider retail store in Colombia.

Store and Wholesale Operations Management

Collective Brands manages certain support functions such as marketing, information technology and finance in a mostly centralized fashion from its Topeka, Kansas and Lexington, Massachusetts corporate offices. The Company also manages other support functions, such as loss prevention and store-level human resources, in a more decentralized fashion.

Payless Domestic and Payless International

In general, each retail location is managed by a Store Manager. Store Managers report to District Managers who, in turn, report to Directors of Retail Operations. District Managers typically oversee 25 stores on average, and Directors of Retail Operations typically oversee, on average, 12 District Managers or 300 stores. The span of control is wider domestically, where we have greater critical mass, compared to internationally. Each position is responsible for managing the operations of our stores including functions such as opening and closing, store displays, inventory management, staffing, and managing the customer experience.

Payless associates are trained and measured on customer conversion and compliance with a multi-step selling process frequently referred to as the “customer journey” or “SMILES”. Execution of the customer journey is typically measured by customer satisfaction (“CSAT”) scores. In 2009, CSAT scores improved by eight percentage points to record levels.

In 2009, the Retail Operations team made several restructuring moves including the expansion of its group leader and multi-store manager programs to service customers more efficiently and effectively. Internationally, Retail Operations successfully launched a store within a store operating model in five locations of Colombia-based hypermarket retailer Exito.

Payless has a small number of associates on business development teams to supplement sales of slip resistant footwear in its retail stores and for limited wholesale distribution. We sell footwear with slip resistant technology branded Safe T Step® to end-users through several commercial accounts in channels such as restaurants, auto service locations, and grocery stores. Our accounts need their employees to wear slip resistant footwear to contain insurance costs and increase productivity. We believe slip resistant footwear is an underserved market with good opportunities. Our Payless wholesale distribution team primarily sells footwear in rural locations.

PLG Wholesale

The PLG Wholesale business is divided by major brands, each with its own dedicated sales forces. Generally each sales executive is assigned a specific geographic region.

PLG Retail

Retail locations are managed by a Store Manager who reports to a District Manager. District Managers typically oversee approximately 25 stores. These positions are responsible for managing the operations of our stores including functions such as opening and closing, store displays, inventory management, and staffing. Stride Rite Children’s stores offer customers a more full-service experience such as retrieving shoes and personalized sizing and fitting of each child by trained specialists.

Employees

At the end of 2009, Collective Brands employed approximately 30,000 associates worldwide. Over 27,000 associates worked in stores, while the remaining associates worked in other capacities such as corporate support, Asia-based procurement, licensing, and distribution centers. Our associate base was approximately 45% full-time and 55% part-time and we had 165 associates under collective bargaining agreements at year end.

Payless Domestic

At year-end, approximately 22,800 associates worked in the Payless Domestic segment. The mix of full-time to part-time associates was 42% and 58%, respectively.

Payless International

The Payless International segment employed over 4,000 associates at year-end. The mix of full-time to part-time associates was 64% and 36%, respectively.

PLG Wholesale

Nearly 800 associates at year-end were employed in various sales and support capacities in the PLG Wholesale segment. Almost 100% were full-time associates.

PLG Retail

The PLG Retail segment employed almost approximately 2,400 associates at year-end. The mix of full-time to part-time associates was 30% and 70%, respectively.

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

Payless Domestic

We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters. Payless strives to get trend-right merchandise to market at the same time but at more compelling values than department stores and specialty retailers. Main competitors include DSW, Famous Footwear, J.C. Penney, Kohl’s, Macy’s, Marshall’s, Ross Stores, Target, TJ Maxx, and Wal-Mart.

Payless International

Internationally, we also seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters, but at more compelling values than department stores and specialty retailers. Because the largest percentage of our international business is done in Canada, our main competitors are Sears Canada, SportChek, Walmart Canada, and Zellers. The competitive environment in Canada is becoming more fragmented due to on-line and other competitors. In addition, the U.S. exchange rate impacts competition. During times of relative strength in the Canadian dollar, U.S. retailers become stronger competitors and price competition in Canada becomes sharper.

In Latin America, our competition varies by country. Mostly, we compete there against small independent operators. In Central America (except for Panama), we have two larger corporate competitors: Adoc and MD. In Colombia, our main competitors are Bata, Bosi, and Spring Step.

PLG Wholesale

On a wholesale level, we also compete with many suppliers of footwear. PLG Wholesale’s most significant competitors by brand include:

PLG Wholesale Brand
	Sperry		Stride Rite
Saucony	Top-Sider	Keds	Children’s Group

Asics	Cole Haan	Converse	Geox
Brooks	Ecco	Vans	Lelli Kelly
Mizuno	Geox		Merrell
New Balance	Rockport		Morgan and Milo
Nike	Sebago		Naturino
	Timberland		New Balance
Nike
Pedipeds
Primigi
Reebok
Skechers

PLG Retail

We compete in the children’s retail shoe industry with numerous businesses, ranging from large retail chains to single store operators. The chains include Children’s Place, Dillard’s, Gap, Gymboree, Nordstrom, and Target.

Seasonality

As an international multi-channel provider of footwear and accessories, we have operations that are impacted by certain seasonal factors — some of which are common across segments and channels while others are not. For the most part, our business is characterized by four high-volume seasons: Easter, the arrival of warm weather, back-to-school, and the arrival of cool weather. In preparation for each of these periods, we increase our inventory levels in our retail stores to support the increased demand for our products. For our wholesale business, we increase our inventory levels approximately three months in advance of these periods to support the increased demands from our wholesale customers for these products. We offer styles particularly suited for the relevant season such as sandals in the spring and boots during the fall. Our cash position tends to be higher in June as well as September to October, due primarily to the arrival of warm weather and back-to-school, respectively. Our cash position tends to be lowest around February to March when Easter inventories are built-up but not yet sold-through.

Payless Domestic

Payless Domestic retail stores tend to have their highest inventory levels in preparation for the Easter selling season because customers tend to shop our stores for holiday-specific footwear and accessories. This is typically about 1-3 weeks in advance of the holiday. Seasonal sales volumes are typically highest for Payless Domestic in the first quarter, followed closely by the second and third quarters. The arrival of warm weather in most major markets and back-to-school are meaningful sales catalysts, but typically not quite as strong as Easter. Usually, the Payless Domestic segment has lower sales in the fourth quarter compared to the other three quarters. Footwear customer traffic during the fourth quarter tends to be lower because there are no significant catalysts and footwear tends to be less giftable than other retail alternatives.

Payless International

The Payless International seasonality tends to largely resemble Payless Domestic with a few important differences. First, a greater share of sales tends to come in December compared to Payless Domestic. In Puerto Rico and Latin America many workers get an incremental paycheck in preparation for the Christmas season. Secondly, compared to Payless Domestic, back-to-school is even more important for Payless International. Many Latin Americans come together and shop as family units. Back-to-school is culturally and economically a time to spend together. Finally, paydays are times when proportionally more is spent on footwear than on other days of a month.

PLG Wholesale

The PLG Wholesale business is customarily driven by demand for spring (i.e. first half) and fall (i.e. second half) seasonal product lines. PLG Wholesale sales tend to be more first half-weighted compared to second half due to the nature of our brands as well as meeting the wholesale customers’ seasonal needs of their end-consumers. The wholesale segment’s business is usually about three months earlier than Collective Brands’ other three segments. The wholesale segment tends to have its highest inventory position around January to February and its lowest inventory position around the November to December time frame.

PLG Retail

Retail seasonal sales volume for our Stride Rite Children’s stores and Stride Rite Outlet stores tends to be approximately equivalent for the first half of the year versus the second half of the year. The arrival of warm weather in the first half of the year is the biggest annual sales catalyst. Easter tends not to be as big compared to Payless. In the second half of the year, back-to-school and the merchandise mix shift to boots are significant sales drivers. PLG Retail tries to balance promotions evenly between the periods.

Supply Chain

We run an integrated supply chain that supports the product life-cycle from concept to liquidation across all reporting segments. In 2009, we sold nearly 170 million pairs of footwear through retail and wholesale combined.

Merchandise Planning & Allocation

We work to get product to the right store at the right time in order to drive sales and margin growth. We do this through the use of a variety of systems and models related to planning, forecasting, pricing, and allocations. This helps us align our promotions, product flow, and pricing with customer shopping patterns.

We build and manage total inventory plans globally across multiple selling channels. Assortments are targeted based on customer demand and planned with specific product lifecycles. We base our decisions on how to stock stores using several criteria:

•	For the Payless Domestic & Payless International segments, we employ the use of “clusters.” Clusters are customer profiles of our stores based on lifestyle, demographics, shopping behavior, and appetite for fashion.

•	We also consider seasonality and climate by geography which impacts the timing of our inventory distribution. We have sandal and boot zones to help guide our product flow and pricing.

•	In addition, we use historical precedent of stores’ sales volumes and the categories of products they tend to sell.

•	We also account for size in how to stock stores. In retail, we use a size assortment matrix tool when allocating inventory to reduce aged product and markdowns in end-sizes. We also extended our size assortment in children’s shoes, at Payless, up to size six during 2009.

All this is done to deliver proportionately correct assortments. Our goal is to optimize product flow and freshness as we transition between selling periods. This is intended to drive sales and improve the profitability of those sales by reducing markdowns.

We also optimize price throughout a product’s life-cycle, as we price products down to the store level. This helps us manage aged inventory and minimize it as a percentage of the total offering. Our use of optimization tools enables store-level price and size variations which drives gross margin dollars and reduces markdowns.

Sourcing

Our design, product development, and sourcing functions are integrated within our global supply chain organization. We utilize internal product design and development capabilities to drive trend-right proprietary designs and improve speed to market of new products. Our Asia-based teams, responsible for product development and sourcing, perform several functions including raw materials procurement, sample creation, and quality control. The integration of Payless and PLG is aiding quality, factory loading, cost containment, and manufacturing efficiency. We are negotiating directly with suppliers of raw materials and requiring our factories to use our preferred suppliers. We are also leveraging the consolidation of the industry’s factory base to increase efficiencies and control costs.

We procure products two different ways — through our direct sourcing organization or by engaging third party agents as vendors to procure products which we cannot or do not want to procure ourselves. About 85% of our footwear in 2009 was procured by our direct sourcing organization — 72% for Payless and 95% for PLG. Our sourcing team is closely aligned with large factories which serve as our manufacturers. We typically give these factories specifications and performance standards and bid jobs out to multiple factories. Twenty-six core factories accounted for 75% of Collective Brand’s footwear purchases. We have about 100 other factories with which we do overrun and special approval business.

We believe our relationships with our factory base are good. Factories in China are a direct source of approximately 85% of our footwear at cost compared to 94% in 2008. We are diversifying our manufacturing base between countries and within China. We source 10% of our footwear from Vietnam and the remaining 5% from a variety of countries including Brazil, India, Indonesia and Thailand. Products are manufactured to meet our specifications and standards. We do not purchase “seconds” or “overruns”.

Logistics

We maintain a flexible and efficient global logistics network that enables speed to market while mitigating transportation costs. We are capitalizing on many areas of opportunity through consolidation of our networks. These areas include: consolidation of ocean containers, sharing overseas consolidation services, leveraging container cube optimization, reducing transload operating costs, and leveraging inbound carrier rates. Increasing network efficiency improves working capital management, in-stock positions, and gross margin.

Our retail systems provide perpetual planning and forecasting solutions, support multiple distribution centers, and provide information to allow us to optimize initial distribution planning and case pack configuration. During 2009, we reduced our days from order commitment-to-store (“supply chain days”) by four supply chain days versus the prior year. Through cross functional execution, process enhancements, and optimizing our physical distribution we intend to continue to decrease our supply chain days.

We target high-demand, in-season product for accelerated delivery (“rapid re-order”) at both retail and wholesale. Through rapid re-order we attempt to maximize sales and margin on high-demand, proven items. We executed rapid re-order on approximately 2.6 million pairs in 2009 (about 1.7 million of the pairs for retail) and intend to expand this initiative in 2010.

Stores generally receive new merchandise on average twice a week in an effort to maintain a constant flow of fresh and replenished merchandise. We have increased flexibility, reduced risk, and improved efficiency with our multiple DC network. The replenishment lead time in 2009 was reduced by four days versus the prior year for Payless stores. We currently use six distribution facilities worldwide:

1. We lease an 802,000 square foot distribution center (“DC”) in Brookville, Ohio which currently serves approximately 2,200 Payless stores in North America and the Stride Rite Children’s Group.

2. We own a 520,000 square foot DC in Louisville, Kentucky which serves wholesale operations in the United States for Keds, Sperry Top-Sider, and Saucony.

3. We lease a 414,000 square foot DC in Redlands, California which serves approximately 1,800 Payless stores in North America.

4. We lease 46,000 square feet of office and distribution space in Cambridge, Ontario to support PLG Canadian wholesale operations.

5. We lease 39,000 square feet of distribution space in Heerhugowaard, The Netherlands to support our European operations.

6. We contract with a third-party in Colon, Panama to operate a distribution facility for our Latin America operations.

We also own a 409,000 square foot DC in Huntington, Ind. which was closed in 2009. In addition, we will begin leasing another facility in Heerhugowaard in May 2010. It will have 80,000 square feet of warehouse space and 13,600 square feet of office and showroom space. The facility is expected to be fully operational by mid-2010 and replace the smaller Heerhugowaard facility we currently lease.

Intellectual Property

Through our wholly-owned subsidiaries, we own certain copyrights, trademarks, patents and domain names which we use in our business and regard as valuable assets.

Payless Domestic and Payless International

The trademarks and service marks used in our Payless business include Payless®, Payless ShoeSource®, Payless Kids®, and various logos used on our Payless ShoeSource store signs and in advertising, including our traditional yellow and orange signage and our new orange and blue circle “P” logos. The domain names include Payless.com®, as well as derivatives of Payless ShoeSource. On May 18, 2006, we acquired from Jimlar Corporation the rights to the trademarks American Eagletm and AEtm for use on footwear and certain accessories and related domain names and, in the fourth quarter of 2009, we acquired from Reebok Above the Rim® and related trademarks and copyrights.

Currently, we have agreements in place regarding the following brands:

Trademark	Licensor	Expires

Various Disney characters and properties	Disney Enterprises, Inc.	December 31, 2010
Blue’s Clues, SpongeBob SquarePants, and Pro-Slime	MTV Networks, a division of Viacom International, Inc.	December 31, 2012
The Last Airbender®	MTV Networks, a division of Viacom International, Inc.	December 31, 2012
Star Wars and Star Wars: The Clone Wars properties	Lucasfilm Ltd.	December 31, 2012
American Ballet Theatretm	Ballet Theatre Foundation, Inc.	January 31, 2013
Dexter®	HH Brown Shoe Company, Inc.	December 31, 2014
Champion®	HBI Branded Apparel Enterprises, LLC	June 30, 2015

We have agreements for development, licensing, marketing and distribution regarding the following designer brands:

Trademark	Designer	Expires

Abaeté for Paylesstm	Laura Poretzky	August 31, 2010
Alice + Olivia for Paylesstm	Stacey Bendet	December 31, 2010
Lela Rose for Paylesstm	Lela Rose	May 31, 2011
Teeny Toes Lela Rose Collectiontm	Lela Rose	May 31, 2011
Unforgettable Moments by Lela Rosetm	Lela Rose	May 31, 2011
Jeff Staple for Airwalktm	Jeff Staple	October 31, 2011
Christian Siriano for Paylesstm	Christian Siriano	November 5, 2011

We also currently have the exclusive right to use the Dunkman® brand. Through agents, we also utilize various character marks from time-to-time.

Collective Licensing markets brand marks including Airwalk®, Above the Rim®, Vision Street Wear®, Lamar®, Hind®, LTD®, genetic®, Dukestm, Rage®, Ultra-Wheels®, and Skate Attack®. We are also the exclusive agent for the Sims® brand mark. Collective Licensing’s focus is on the growing active sport lifestyle market driven predominantly by the skate- and snowboard-inspired trends. It is positioned with its authentic brand portfolio to reach both the younger consumer with strong ties to board sports, as well as appeal to the broad range of consumers drawn to this established lifestyle and fashion. Payless has been a licensee of the Airwalk brand since 2003 and features the brand on a wide range of footwear and accessories. Payless has helped drive Airwalk to be one of the largest skate footwear brands in America.

PLG Retail and Wholesale

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

We have an existing trademark license agreement with Tommy Hilfiger Licensing, Inc., pursuant to which we design, market and sell footwear to children. The license agreement for children’s footwear expires on October 31, 2010.

In addition, we have entered into license agreements with various licensors, which are summarized in the following table:

Trademark	Licensor	Expires

iCARLY®	Viacom International, Inc.	December 31, 2010
Disney® tradenames & logos	Disney Consumer Products, Inc.	December 31, 2010
Superball®	Wham-o, Inc.	December 31, 2010
Boogie Board®	Wham-o, Inc.	December 31, 2010
Classic Peanuts®	United Feature Syndicate, Inc.	May 31, 2011
The World of Eric Carle®	Chorion, Ltd	June 30, 2011
Jessica Simpsontm	Jessica Simpson	December 31, 2011
Nick Slimers!®	MTV Networks, a division of Viacom International, Inc.	December 31, 2011
The Last Airbender®	MTV Networks, a division of Viacom International, Inc.	December 31, 2011
Star Wars and Star Wars: The Clone Wars properties	Lucasfilm Ltd.	December 31, 2012

Backlog

PLG Wholesale

As of January 30, 2010 and as of January 31, 2009 we had a backlog of orders amounting to approximately $222 million and approximately $163 million, respectively. To a significant extent, the backlog at the end of each fiscal year represents orders for our spring footwear styles. The majority of these orders are delivered or canceled during the first quarter of the next fiscal year.

In all of our wholesale businesses, reorders from retail customers are an important source of revenue to supplement the orders taken in advance of the season. Over the years, the importance of reorder activity to a season’s success has grown as customers, especially larger retailers, have placed increased reliance on orders during the season. Due to the variability of the timing between future orders and reorders, backlog does not necessarily translate directly into sales results.

Environmental Liability

In connection with the acquisition of PLG, we acquired a property with a related environmental liability. The liability as of January 30, 2010 was $4.8 million, $3.1 million of which was included as an accrued expense and $1.7 million of which was included in other long-term liabilities in the accompanying Consolidated Balance Sheet. The assessment of the liability and the associated costs were based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. As of January 30, 2010, the estimated cost to address these environmental conditions were $7.4 million, including $2.6 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations, the inherent uncertainties involved in estimating conditions in the environment, and the costs of addressing such conditions.

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

Directors of the Company

Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company’s Directors:

Name	Principal Occupation

Management Director
Matthew E. Rubel(1)	Chief Executive Officer, President and Chairman of the Board
Independent Directors
Daniel Boggan Jr.(2)	Retired Senior Vice President of the National Collegiate Athletic Association
Mylle H. Mangum(1)(3*)	Chief Executive Officer of IBT Enterprises, LLC
John F. McGovern(1)(2*)	Former Executive Vice President/Chief Financial Officer of Georgia-Pacific Corporation
Robert F. Moran(1*)(2)(4)	President and Chief Executive Officer of PetSmart, Inc.
David Scott Olivet(2)	Executive Chairman, RED Digital Cinema; Chairman, Oakley; CEO, Renegade Brands
Matthew A. Ouimet(2)	President and Chief Operating Officer of Corinthian Colleges, Inc.
Michael A. Weiss(3)	President and Chief Executive Officer of Express LLC
Robert C. Wheeler(3)	Retired Chairman and Chief Executive Officer of Hill’s Pet Nutrition, Inc.

(1)	Executive Committee Member

(2)	Audit and Finance Committee Member

(3)	Compensation, Nominating and Governance Committee Member

(4)	Non-Management Lead Director

*	Chairman

Executive Officers of the Company

Listed below are the names and ages of the executive officers of the Company as of March 26, 2010 and offices held by them with the Company.

Name	Age	Position and title

Matthew E. Rubel	52	Chief Executive Officer, President and Chairman of the Board
LuAnn Via	56	President and Chief Executive Officer — Payless ShoeSource, Inc.
Darrel J. Pavelka	54	Executive Vice President — Global Supply Chain
Douglas J. Treff	52	Executive Vice President — Chief Administrative Officer
Betty J. Click	47	Senior Vice President — Human Resources
Michael J. Massey	45	Senior Vice President — General Counsel and Secretary
Douglas G. Boessen	47	Division Senior Vice President, Chief Financial Officer and Treasurer

Matthew E. Rubel is 52 years old and has served as a Director since July 2005 and as Chairman of the Board since May 2008. He has served as Chief Executive Officer and President of Collective Brands, Inc. since July 18, 2005. Prior to joining Collective Brands, Mr. Rubel was Chairman and Chief Executive Officer for Cole Haan from 1999 to July 2005. He served as Executive Vice President, J. Crew Group and Chief Executive Officer of Popular Club Plan from 1994 to 1999, and in November 1998, led the sale of Popular from J. Crew to Fingerhut. While at J. Crew Group, Mr. Rubel was responsible for all licensing and international activities, as well as brand marketing and served on its Group Executive Committee. Mr. Rubel has also served as President and Chief Executive Officer of Pepe Jeans USA, and President of the Specialty Division of Revlon. Mr. Rubel served as a Director of Furniture Brands, Inc. from 2006 to 2008.

LuAnn Via is 56 years old and has served as President and Chief Executive Officer of Payless since July 22, 2008. Prior to joining the Company, she served as Group Divisional President of Charming Shoppes’ Lane Bryant and Cacique chains. From January 2006 to June 2007, she served as President of Charming Shoppes’ Catherine Stores. She worked at Sears, Roebuck and Company from 2003 to 2006, serving as Vice President and General Merchandising Manager for the retailer’s footwear, accessories, fine jewelry and intimate apparel business. She served as Senior Vice President, General Merchandising Product Development from 1998 to 2003 at Saks, Inc. And from 1992 to 1998, she served as Executive Vice President at Trade Am International.

Darrel J. Pavelka is 54 years old and has served as Executive Vice President — Global Supply Chain since September 2007. Prior to that he served as Senior Vice President — Merchandise Distribution, Planning and Supply Chain from September 2004 to September 2007. He also served as Senior Vice President — International Operations and Supply Chain from March 2003 to September 2004, Senior Vice President — Merchandise Distribution from 1999 to 2003, Vice President of Retail Operations for Division R from 1997 to 1999, Vice President of Stores Merchandising from 1995 to 1997, Director of Stores Merchandising from 1990 to 1995, Director of Distribution for Women’s from 1987 to 1990, Manager of Stores Merchandising for Division R from 1983 to 1987, and Manager of the Northeast store expansion from 1980 to 1983.

Douglas J. Treff is 52 years old and has served as the Company’s Executive Vice President — Chief Administrative Officer since September 2007. Prior to joining the Company, he served as Executive Vice President — Chief Administrative Officer for Sears Canada, Inc. from 2006 to 2007. From 2000 to 2006 he served as Senior Vice President and Chief Financial Officer for Deluxe Corporation and from 1990 to 2000, as Chief Financial Officer and other leadership roles in finance at Wilsons, The Leather Experts, Inc.

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

Michael J. Massey is 45 years old and has served as Senior Vice President — General Counsel and Secretary since March 2003. Prior to that, he served as Vice President of International Development during 2001, Vice President of Contract Manufacturing during 2000, Vice President, Group Counsel Intellectual Property from 1998 to 2000, and Senior Counsel from 1996 to 1998. Prior to joining Payless, Mr. Massey was an attorney for The May Department Stores Company from 1990 to 1996.

Douglas G. Boessen is 47 years old and has served as Division Senior Vice President, Chief Financial Officer and Treasurer since December 2008. He previously served as Vice President, Corporate Controller, since January 2004. From 2000 to 2004, he was Vice President, Financial Planning and Analysis, from 1999 to 2000 he was Director — Strategic Planning and from 1997 to 1999 he served as Associate Controller for the Company. Prior to joining Payless, he served as Senior Manager at Arthur Andersen LLP.

ITEM 1A.	RISK FACTORS

We May be Unable to Compete Effectively in the Competitive Worldwide Footwear Industry

We face a variety of competitive challenges from other domestic and international footwear retailers and wholesalers, including a number of competitors that have substantially greater financial and marketing resources than we do. These competitors include mass-market discount retailers including (but not limited to) Wal-Mart Stores, Inc., and Target Corporation; department stores including (but not limited to) Kohl’s Corporation, J.C. Penney Company, Inc., Macy’s, Inc., Dillard’s, Inc. and Nordstrom, Inc.; other retailers including (but not limited to) DSW, Famous Footwear, The Children’s Place Retail Stores, Inc., and The Gymboree Corporation; and wholesalers including (but not limited to) Asics Corporation, Brooks Sports, Inc., Nike, Inc., The Timberland Company and Sketchers USA, Inc. We compete with these footwear retailers on the basis of:

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

Competition in the retail footwear industry has increased. Mass-market discount retailers aggressively compete with us on the basis of price and have added significant numbers of locations. Accordingly, there is substantial pressure on us to maintain the value proposition of our footwear and the convenience of our store locations. In addition, it is possible that mass-market discount retailers will increase their investment in their retail footwear operations, thereby achieving greater market penetration and placing additional competitive pressures on our business. If we are unable to respond effectively to these competitive pressures, our business, results of operations and financial condition could be adversely affected.

The Worldwide Footwear Industry is Heavily Influenced by General Economic Cycles

Footwear is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of footwear and related goods tend to be highly correlated with the cycles of the levels of disposable income of our consumers. As a result, any substantial deterioration in general economic conditions could adversely affect our net sales and results of operations.

The significant challenges faced by the global economy in 2009 and the highly uncertain global economic outlook have materially adversely affected consumer confidence and spending levels. These conditions, among other factors, have also materially adversely affected the global footwear industry. We have taken steps to mitigate the current environment including managing our operating structure and focusing our capital on high return investments. If we are unable to mitigate the impact of the challenging global economy, our results of operations and financial condition could be materially adversely affected.

A Majority of our Operating Expenses are Fixed Costs that are not Directly Dependent Upon our Sales Performance. As a Result, Declines in our Operating Performance may be Magnified if We are Unable to Reduce Expenses in Response to a Sales Shortfall

A majority of our operating expenses are fixed costs that are not directly dependent on our sales performance, as opposed to variable costs, which increase as sales volume increases. These fixed costs include the leasing costs of our stores, our debt service expenses and, because stores require minimum staffing levels, the majority of our labor expenses. If our sales were to decline, we may be unable to reduce or offset these fixed operating expenses in the short term. Accordingly, the effect of any sales decline is magnified because a larger percentage of our earnings are committed to paying these fixed costs. As a result, our net earnings and cash flow could be disproportionately negatively affected as a result of a decline in sales.

We May be Unable to Maintain or Increase our Sales Volume and Margins

Our Payless stores have a substantial market presence in all 50 states and the District of Columbia and we currently derive a significant majority of our revenue from our U.S. stores. Our PLG retail stores and our PLG wholesale businesses derive a significant majority of their revenue from U.S. sources. Because of our substantial market presence, and because the U.S. footwear retailing industry is mature, for us to increase our sales volume on a unit basis and margins in the United States, we must capture market share from our competitors. We have attempted to capture additional market share through a variety of strategies; however, if we are not successful we may be unable to increase or maintain our sales volumes and margins in the United States, adversely affecting our business, results of operations and financial condition.

We May Have Unseasonable Weather Where our Stores are Concentrated

We increase our inventory levels to support the increased demand for our products, as well as to offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the winter season. If the weather conditions for a particular season vary significantly from those typical for such season, such as an unusually cold early summer or an unusually warm winter, consumer demand for the seasonally appropriate merchandise that we have available in our stores could be adversely affected and negatively impact net sales and margins. Lower demand for seasonally appropriate merchandise may leave us with an excess inventory of our seasonally appropriate products and/or basic products, forcing us to sell both types of products at significantly discounted prices and adversely affecting our net sales margins and operating cash flow. Conversely, if weather conditions permit us to sell our seasonal product early in the season, this may reduce inventory levels needed to meet our customers’ needs later in that same season. Consequently, our results of operations are highly dependent on somewhat predictable weather conditions.

We May be Unable to Adjust to Constantly Changing Fashion Trends

Our success depends, in large part, upon our ability to gauge the evolving fashion tastes of our consumers and to provide merchandise that satisfies such fashion tastes in a timely manner. The worldwide footwear retailing industry fluctuates according to changing fashion tastes and seasons, and merchandise usually must be ordered well in advance of the season, frequently before consumer fashion tastes are evidenced by consumer purchases. In addition, the cyclical nature of the worldwide footwear retailing industry also requires us to maintain substantial levels of inventory, especially prior to peak selling seasons when we build up our inventory levels. As a result, if we fail to properly gauge the fashion tastes of consumers, or to respond in a timely manner, this failure could adversely affect consumer acceptance of our merchandise and leave us with substantial unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which would negatively impact financial results.

The results of our wholesale businesses are affected by the buying plans of our customers, which include large department stores, as well as smaller retailers. No customer accounts for 10% or more of our wholesale business. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store chain that could decrease the amount of footwear products purchased from us. In addition, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize, file for bankruptcy or otherwise realign in ways that could decrease the number of stores or the amount of shelf space that carry our products. We also face a risk that our wholesale customers could develop in-house brands or utilize the private labeling of footwear products, which would negatively impact financial results.

We May be Unsuccessful in Opening New Stores or Relocating Existing Stores to New Locations, Adversely Affecting our Ability to Grow

Our growth, in part, is dependent upon our ability to expand our retail operations by opening and operating new stores, as well as relocating existing stores to new locations, on a profitable basis.

Our ability to open new stores and relocate existing stores to new locations on a timely and profitable basis is subject to various contingencies, some of which are beyond our control. These contingencies include our ability to:

•	locate suitable store sites;

•	negotiate acceptable lease terms;

•	build-out or refurbish sites on a timely and cost effective basis;

•	hire, train and retain qualified managers and personnel;

•	identify long-term shopping patterns;

•	obtain adequate capital resources; and

•	successfully integrate new stores into our existing operations.

In addition, the opening of stores outside of the United States is subject to a number of additional contingencies, including compliance with local laws and regulations and cultural issues. Also, because we operate a number of our international stores under joint ventures, issues may arise in our dealings with our joint venture partners or their compliance with the joint venture agreements.

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

There are Risks Associated with Our Importation of Products

We import finished merchandise into the United States and other countries in which we operate from the People’s Republic of China and other countries. Substantially all of this imported merchandise is subject to:

•	customs, duties and tariffs imposed by the governments of countries into which this merchandise is imported; and

•	penalties imposed for, or adverse publicity relating to, violations of labor and wage standards by foreign contractors.

The United States and countries in which our merchandise is manufactured or imported may from time to time impose additional new quotas, tariffs, duties or other restrictions on our merchandise or adversely change existing restrictions or interpretation regarding the application timing. We have, for example, experienced additional taxes and regulation in Ecuador that has significantly impacted our business in that country. These additional taxes and regulations could adversely affect our ability to import, and/or the cost of our products which could have a material adverse impact on the results of operations of our business.

Manufacturers in China are our major suppliers. During 2009, China was a direct source of approximately 85% of our merchandise based on cost. In addition to the products we import directly, a significant amount of the products we purchase from other suppliers has been imported from China. Any deterioration in the trade relationship between the United States and China or any other disruption in our ability to import footwear, accessories, or other products from China or any other country where we have stores could have a material adverse effect on our business, financial condition or results of operations.

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

Our International Operations are Subject to Political and Economic Risks

In 2009, approximately 16% of our sales were generated outside the United States and almost all of our merchandise was manufactured outside the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:

•	political and economic instability;

•	inflation;

•	exchange controls and currency exchange rates;

•	foreign tax treaties and policies;

•	restrictions on the transfer of funds to and from foreign countries;

•	ability to import product; and

•	increase in duty rates

Certain countries have increased or are considering increases to duty rates. If the Company is unable to mitigate the impact of these increased duty rates or any other costs, it would adversely impact the profitability of our foreign operations which would adversely impact our financial position and results of operations.

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

We May be Unable to Effectively Protect Our Trademarks and Other Intellectual Property Rights

We believe that our trademarks and other intellectual property are important to our business and are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or whether that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. If we are compelled to prosecute infringing parties or defend our intellectual property, we will incur additional costs. Costs associated with the defense of our intellectual property could be substantial and occupy a significant amount of management time and resources.

Adverse Changes in Our Results of Operations and Financial Position Could Impact Our Ability to Meet Our Debt Covenants

We are subject to financial covenants under our Term Loan Facility, Revolving Credit Facility and our Senior Subordinated Notes (collectively, the “Credit Facilities”). These financial covenants are based largely on our results of operations and financial position. In the event of adverse changes in our results of operations or financial position, including those resulting from changes in generally accepted accounting principles, we may be unable to comply with the financial covenants contained in our Credit Facilities in which case we would be in default. To avoid a default, we may seek an amendment that would likely involve significant up front costs, increased interest rate margins and additional covenants. If we were unable to negotiate an amendment of our Credit Facilities and defaulted on them we could be required to make immediate repayment. A default could also trigger increases in interest rates and difficulty obtaining other sources of financing. Such an event would adversely impact our financial position and results of operations.

We May be Subject to Liability if We Infringe the Trademarks or Other Intellectual Property Rights of Third Parties

We may be subject to liability if we infringe the trademarks or other intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Litigation could occupy a significant amount of management time and resources. Further, large verdicts and judgments against us may increase our exposure to legal claims in the future. Such payments and injunctions could adversely affect our financial results. See also “Legal Proceedings,” included in this Form 10-K.

We Rely on Brands We Do Not Own

We are increasing our reliance on brands, some of which we do not own. As discussed in Item 1 of this Form 10-K under the caption “Intellectual Property”, we license trademarks and brands through various agreements which expire on dates through 2015. We, through our agents, also utilize various character marks from time-to-time. If we are unable to renew or replace any trademark, brand or character mark that accounts for a significant portion of our revenue, our results could be adversely affected.

Adverse Occurrences at Our Distribution Centers Could Negatively Impact Our Business

We currently use six distribution centers, which serve as the source of replenishment of inventory for our stores and serve our wholesale operations. If complications arise with any of our operating distribution centers or our distribution centers are severely damaged or destroyed, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of doing so. This may adversely affect our ability to deliver inventory on a timely basis, which could adversely affect our results of operations.

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

Adverse Changes in our Market Capitalization or Anticipated Future Operating Performance May be an Indication of Goodwill or Other Intangible Asset Impairment, Which Could Have a Material Impact on our Financial Position and Results of Operations

We assess goodwill, which is not subject to amortization, for impairment on an annual basis or at any other interim reporting date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. We develop an estimate of the fair value of each reporting unit using both a market approach and an income approach. A significant adverse change in our market capitalization or anticipated future operating performance could result in the book value of a reporting unit exceeding its fair value, resulting in a goodwill impairment charge. We recorded $42.0 million of goodwill impairment charges in 2008. If the Company’s market value were to significantly decline we may have a resulting impairment charge which, if significant, would adversely impact our financial position and results of operations.

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

The Operation of our Business is Dependent on our Information Systems

We depend on a variety of information technology systems for the efficient functioning of our business and security of information. Our inability to continue to maintain and upgrade these information systems or to meet third party data security standards could disrupt or reduce the efficiency of our operations or result in fines. In addition, potential problems with the implementation of new or upgraded systems as our business grows or with maintenance of existing systems could also disrupt or reduce the efficiency of our operations.

An Outbreak of Infectious Diseases May Have a Material Adverse Effect on Our Ability to Purchase Merchandise from Manufacturers and Our Operations Generally

An outbreak and spread of infectious diseases in countries in which our manufacturers are located could impact the availability or timely delivery of merchandise. Although our ability to purchase and import our merchandise has not been negatively impacted to date, an outbreak of infectious diseases could prevent the manufacturers we use from manufacturing our merchandise or hinder our ability to import those goods to the countries in which our stores are located, either of which could have an adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Collective Brands uses six distribution facilities worldwide:

1. We lease an 802,000 square foot distribution center (“DC”) in Brookville, Ohio which currently serves approximately 2,200 Payless stores in North America and the Stride Rite Children’s Group.

2. We own a 520,000 square foot DC in Louisville, Kentucky which serves wholesale operations in the United States for Keds, Sperry Top-Sider, and Saucony.

3. We lease a 414,000 square foot DC in Redlands, California which serves approximately 1,800 Payless stores in North America.

4. We lease 46,000 square feet of office and distribution space in Cambridge, Ontario to support Stride Rite Canadian wholesale operations.

5. We lease 39,000 square feet of distribution space in Heerhugowaard, The Netherlands to support our European operations.

6. We contract with a third-party in Colon, Panama to operate a distribution facility for our Latin America operations.

We also own a 409,000 square foot DC in Huntington, Ind. which was closed in 2009. We will begin leasing another facility in Heerhugowaard as of May 1, 2010. It will have 80,000 square feet of warehouse space and 13,600 square feet of office and showroom space. The facility is expected to be fully operational by mid-2010 and replace the smaller Heerhugowaard facility we currently lease.

Payless Domestic and Payless International

We lease substantially all of our Payless stores. Our leases typically have an initial term of five or ten years, and either one or two renewal options. During 2010, approximately 1,200 of our leases are due to expire. This includes approximately 300 leases that, as of January 30, 2010, were month-to-month tenancies. Of the expiring leases, approximately 200 have modifications that are pending execution. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume.

In addition to our stores, we own a 290,000 square foot headquarters building in Topeka, Kansas. We lease approximately 10,000 square feet of office space in New York, N.Y. for our design center. We also lease 6,300 square feet of office space for our Collective Licensing headquarters in Englewood, Colorado. We lease office space totaling nearly 19,000 square feet in Latin America and another 3,800 square feet in Canada.

PLG Retail and PLG Wholesale

We lease all of our PLG stores. Our leases typically have an initial term of 10 years with no renewal options. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume and merchants association fees.

We lease approximately 148,000 square feet of office space at our PLG headquarters building in Lexington, Mass. We also lease approximately 24,000 square feet of call center space in Richmond, Ind. and 10,000 square feet in New York, N.Y., as showroom.

ITEM 3.	LEGAL PROCEEDINGS

Settled

During the year, the Company settled the following legal proceedings:

adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc.

On or about December 20, 2001, a First Amended Complaint was filed against Payless ShoeSource, Inc. (“Payless”) in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG (“adidas”) v. Payless ShoeSource, Inc. seeking injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract.

During the first quarter of 2008, the Company recorded a $30.0 million pre-tax liability related to loss contingencies associated with this matter. This liability, which was recorded within accrued expenses on the Company’s Consolidated Balance Sheet, resulted in an equal amount being charged to cost of sales.

In the fourth quarter of 2009, the Company and adidas entered into a confidential settlement agreement to settle all pending litigation and administrative claims among the parties, including those among the parties’ Canadian subsidiaries. The payment of the confidential settlement amount, including a payment to the State of Oregon pursuant to a separate agreement related to its claim for a portion of the punitive damages awarded, did not have a material affect on the Company’s results of operations in 2009. In addition to the cash settlement, the Company and adidas agreed that the terms of the permanent injunction issued by the Court would remain in place.

The Company has also reached agreements with all of its various relevant insurers with respect to their coverage obligations for the claims by adidas. Pursuant to those agreements, the Company has released these insurers from any further obligations with respect to adidas’ claims in the action under applicable policies.

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

Pending

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

American Eagle Outfitters and Retail Royalty Co. v. Payless ShoeSource, Inc.

On or about April 20, 2007, a Complaint was filed against the Company in the U.S. District Court for the Eastern District of New York, captioned American Eagle Outfitters and Retail Royalty Co. (“AEO”) v. Payless ShoeSource, Inc. (“Payless”). The Complaint seeks injunctive relief and unspecified monetary damages for false advertising, trademark infringement, unfair competition, false description, false designation of origin, breach of contract, injury to business reputation, deceptive trade practices, and to void or nullify an agreement between the Company and third party Jimlar Corporation. Plaintiffs filed a motion for preliminary injunction on or about May 7, 2007. On December 20, 2007, the Magistrate Judge who heard oral arguments on the pending motions issued a Report and Recommendation (“R&R”) recommending that a preliminary injunction issue requiring the Company, in marketing its American Eagle products, to “prominently display” a disclaimer stating that: “AMERICAN EAGLE by Payless is not affiliated with AMERICAN EAGLE OUTFITTERS.” The Magistrate Judge also recommended that Payless stop using “Exclusively at Payless” in association with its American Eagle products. The parties then filed objections to this R&R and, on January 23, 2008, the District Court Judge issued an order remanding the matter back to the Magistrate Judge and instructing him to consider certain arguments raised by the Company in its objections. On June 6, 2008, the Magistrate Judge issued a Supplemental Report and Recommendation (“Supp. R&R”), modifying his earlier finding, stating that AEO had not established a likelihood of success on the merits of its breach of contract claim, and recommending denial of the Company’s request for an evidentiary hearing. The parties again filed objections and, on July 7, 2008, the District Court Judge entered an order adopting the Magistrate’s December 20, 2007 R&R, as modified by the June 6, 2008 Supp. R&R. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed its answer and counterclaim on July 21, 2008. On August 27, 2008, the Magistrate Judge issued an R&R that includes a proposed preliminary injunction providing additional detail for, among other things, the manner of complying with the previously recommended disclaimer. On September 15, 2008, the Company filed objections to the proposed preliminary injunction. On October 20, 2008, the District Court Judge issued an order deeming the objections to be a motion for reconsideration and referring them back to the Magistrate Judge. Later that same day, the Magistrate Judge issued a revised proposed preliminary injunction incorporating most of the modifications proposed in the Company’s objections. On November 6, 2008, the parties filed objections to the revised proposed preliminary injunction. On November 10, 2008, the Court entered a preliminary injunction. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were approximately 9,400 registered holders of the Company’s Common Stock as of January 30, 2010, compared to approximately 9,600 registered holders as of January 31, 2009.

Common Stock and Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the trading symbol PSS. The quarterly intraday price ranges of the common stock in 2009 and 2008 were:

	2009		2008
Fiscal Quarter	High	Low	High	Low

First	$15.30	$7.11	$17.94	$10.86
Second	16.74	12.53	13.48	8.86
Third	21.85	13.62	21.00	9.10
Fourth	23.82	18.02	13.18	3.85
Year	$23.82	$7.11	$21.00	$3.85

Since becoming a public company in 1996, we have not paid a cash dividend on outstanding shares of common stock. We are subject to certain restrictions contained in our senior secured revolving loan facility, the indenture governing our 8.25% senior subordinated notes and our term loan which restrict our ability to pay dividends. We do not currently plan to pay any dividends.

Recent Sales of Unregistered Securities

On May 21, 2009, May 22, 2008, and May 21, 2007, 37,937 shares, 14,136 shares and 5,888 shares, respectively, were credited to an account under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. In addition, the following directors received a prorated director’s fee based on their date of election as a director during the year: Mr. Ouimet received 3,940 shares on June 30, 2008 and Mr. Moran received 412 shares on March 1, 2007. Each director is permitted to defer receipt of a portion of their compensation including their annual restricted stock grant pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. In the past three years, non-management directors have deferred an aggregate of 61,263 shares under the Deferred Compensation Plan for Non-Management Directors. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transactions by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company (and its affiliated purchasers) during the quarter ended January 30, 2010, of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value of Shares
	Total Number	Price	as Part of Publicly	That May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased(1)	Share	or Programs	Plans or Programs
	(In thousands)		(In thousands)	(In millions)

11/01/09 — 11/28/09	3	$20.47	—	$241.30
11/29/09 — 01/02/10	180	22.91	176	237.30
01/03/10 — 01/30/10	47	22.66	43	236.30

Total	230	$22.82	219	$236.30	(2)

(1)	Includes an aggregate of approximately eleven thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007, our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our agreements governing the Credit Facilities.

New York Stock Exchange Corporate Governance Matters

The graph below compares the cumulative total stockholder return on Collective Brands, Inc. Common Stock against the cumulative returns of the Standard and Poor’s Corporation Composite Index (the “S&P 500 Index”), and the Peer Group. Most of the companies included in this Peer Group are competitors and many of them were used in determining bonuses under the Company’s performance-based incentive plans.

Comparison of Five Fiscal Year Cumulative Returns of the Company,
the S&P 500 Index and Peer Group

Investment Value at End of Fiscal Year:

	2004	2005	2006	2007	2008	2009
Collective Brands, Inc.	100.00	206.61	304.00	153.04	92.78	171.13
S&P 500 Index	100.00	111.62	128.40	126.05	76.42	101.75
Peer Group	100.00	96.07	114.30	104.16	65.56	116.39

The graph assumes $100 was invested on January 29, 2005, (the end of fiscal 2004) in Collective Brands, Inc. Common Stock, in the S&P 500 Index, and the Peer Group and assumes the reinvestment of dividends.

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

	Fiscal Year(1)
	2009	2008	2007(2)(3)(4)	2006(5)	2005
	(Dollars in millions, except per share)

Selected Statements of Earnings (Loss) Data:
Net sales	$3,307.9	$3,442.0	$3,035.4	$2,796.7	$2,665.7
Total cost of sales(6)	2,166.9	2,432.8	2,044.5	1,821.0	1,777.1

Gross margin	1,141.0	1,009.2	990.9	975.7	888.6
Selling, general and administrative expenses	982.4	1,007.2	899.4	808.5	767.1
Impairment of goodwill(6)	—	42.0	—	—	—
Restructuring charges(7)	0.1	0.2	0.2	0.8	3.8

Operating profit (loss) from continuing operations	158.5	(40.2)	91.3	166.4	117.7
Interest expense (income), net	59.7	67.1	32.3	(3.5)	7.4
Loss on extinguishment of debt	1.2	—	—	—	—

Earnings (loss) from continuing operations before income taxes	97.6	(107.3)	59.0	169.9	110.3
Provision (benefit) for income taxes	9.4	(48.0)	8.6	39.9	30.8

Earnings (loss) from continuing operations	88.2	(59.3)	50.4	130.0	79.5
Loss from discontinued operations, net of income taxes(8)	0.1	(0.7)	—	(3.4)	(6.0)

Net earnings (loss) before cumulative effect of change in accounting principle	88.3	(60.0)	50.4	126.6	73.5
Cumulative effect of change in accounting principle, net of income taxes and noncontrolling interest(9)	—	—	—	—	(4.1)

Net earnings (loss)	88.3	(60.0)	50.4	126.6	69.4
Net earnings attributable to noncontrolling interests(10)	(5.6)	(8.7)	(7.7)	(4.6)	(3.0)

Net earnings (loss) attributable to Collective Brands, Inc.(10)	$82.7	$(68.7)	$42.7	$122.0	$66.4

Basic earnings (loss) per share from continuing operations attributable to Collective Brands, Inc. common shareholders	$1.29	$(1.08)	$0.66	$1.89	$1.13
Diluted earnings (loss) per share from continuing operations attributable to Collective Brands, Inc. common shareholders	$1.28	$(1.08)	$0.65	$1.87	$1.12
Selected Balance Sheet Data:
Working capital	$659.2	$556.5	$525.1	$526.3	$516.0
Property and equipment, net	464.2	521.4	551.0	421.2	385.1
Total assets	2,284.3	2,251.3	2,415.2	1,427.4	1,314.5
Total long-term debt(11)	849.3	913.2	922.3	202.1	204.6
Collective Brands, Inc. shareowners’ equity(12)	735.2	622.3	702.9	700.1	652.0
Selected Other Financial Data:
Capital expenditures	$84.0	$129.2	$167.4	$118.6	$64.3
Present value of operating leases	1,072.3	1,123.5	1,203.5	1,011.9	945.7
Net sales growth, continuing operations	(3.9)%	13.4%	8.5%	4.9%	0.4%
Same-store sales growth, continuing operations(13)	(2.3)%	(3.6)%	(0.9)%	4.0%	2.6%
Return on equity, including discontinued operations	13.3%	(9.8)%	6.1%	18.7%	11.2%
Return on net assets, including discontinued operations	8.5%	1.8%	8.0%	12.3%	9.9%
Return on invested capital, continuing operations	9.3%	(1.4)%	6.2%	14.5%	10.3%
Stores open (at year-end)	4,833	4,877	4,892	4,572	4,605

(1)	All years include 52 weeks, except 2006, which includes 53 weeks. The reporting for our operations in the Central and South American Regions uses a December 31 year-end.

(2)	During 2007, we adopted new accounting guidance related to accounting for uncertainty in income taxes. See Note 13 “Income Taxes” under the Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K.

(3)	During 2007, we adopted new defined benefit pension and other postretirement plans accounting guidance. This guidance required us to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) (“AOCI”) to report the funded status of defined benefit pension and other postretirement benefit plans.

(4)	Beginning in 2007, results include the effects of the acquisitions of PLG (acquired August 17, 2007) and Collective Licensing, Inc. (acquired March 30, 2007) as of the date of those acquisitions.

(5)	During 2006, we adopted the fair value recognition provisions of the stock compensation guidance accounting framework and, as such, subsequent to the date of adoption, compensation cost for share-based awards is based on the grant-date fair value estimate.

(6)	In the fourth quarter of 2008, we recorded charges of $42.0 million related to the impairment of goodwill and, as a component of total cost of sales, $88.2 million related to the impairment of our Keds tradename and Stride Rite tradename.

(7)	In all years presented, the restructuring charges relate to our 2004 decision to exit all Parade, Peru and Chile stores, as well as the closure of approximately 26 Payless ShoeSource stores and the elimination of approximately 200 management and administrative positions.

(8)	During 2006, we exited retail operations in Japan and closed its one store location. The financial results for retail operations in Japan have been reflected as discontinued operations for all periods presented. In addition, as a result of the 2004 restructuring, the results of operations for Parade, Peru, Chile and 26 Payless closed stores are classified as discontinued operations for all periods presented.

(9)	We adopted asset retirement obligation accounting guidance in the fourth quarter of 2005, which constituted a change in accounting principle as of that date.

(10)	Beginning in 2009, we adopted new noncontrolling interest guidance, which requires us to report net earnings at amounts for both the Collective Brands, Inc. and our noncontrolling interests. The impact of this adoption has been retrospectively applied to all years presented.

(11)	Excluded from total long-term debt for 2005 and 2006 are demand notes payable entered into to finance our subsidiaries in the Central American Region. During 2005 and 2006, we maintained certificates of deposit, in amounts equal to those demand notes, as compensating balances to collateralize those notes payable. These demand notes payable were paid in 2007.

(12)	During 2005, 2006, 2007, 2008 and 2009 we repurchased $71.2 million (3.3 million shares), $129.3 million (5.0 million shares), $48.4 million (2.4 million shares), $1.9 million (153 thousand shares), and $7.6 million (389 thousand shares) respectively, of common stock under our stock repurchase programs and in connection with our employee stock purchase, deferred compensation and stock incentive plans.

(13)	Same-store sales are presented on a 52 week fiscal basis for all years. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. PLG stores began to be included in this calculation in fiscal year 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to — and should be read in connection with — our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report. MD&A includes the following sections:

•	Our Business — a general description of our business and its history, our strategy and key 2009 events.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the three years presented in our Consolidated Financial Statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the three years presented in our Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, PLG Retail and PLG Wholesale.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — a discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business

Collective Brands, Inc. consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing. We operate a hybrid business model that includes retail, wholesale, licensing, digital commerce, and franchising businesses. Payless is one of the largest footwear retailers in the Western Hemisphere. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. PLG markets products for children and adults under well-known brand names, including Stride Rite®, Keds®, Sperry Top-Sider®, and Saucony®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.

Our mission is to become the leader in bringing compelling lifestyle, performance and fashion brands for footwear and accessories to consumers worldwide. Our strategy has four strategic themes: consumer connections; powerful brands; operational excellence; and dynamic growth.

We strive to create meaningful connections with consumers and meet their varied desires for style, performance, quality and value. We do so by building and leveraging deep consumer insights that are intended to allow us to continually anticipate trends and increase our relevance to our consumers’ lifestyles. In addition, we strive to create outstanding experiences at each touch point with consumers — online, in our stores and with business partners.

We are building a diverse portfolio of brands that forge emotional connections with target consumers. Each of our brands is infused with unique qualities to meet the lifestyle and aspirational needs of our consumers. Our messaging communicates each brand’s essence and helps create the connection between our brands and their target consumers.

We are committed to executing core processes at a best-in-class level. These core processes include: consumer insight, product creation, branding, supply chain and logistics, and talent development. We also leverage new technologies to streamline and enable new business processes. We strive to consistently deliver effective and efficient solutions to serve our customers and consumers.

We are extending our brand platforms across global markets and into other relevant categories from a traditional base in footwear. We are also building out all relevant delivery channels for all of our brands in wholesale, retail, licensing and digital commerce/direct-to-consumer. In addition, we plan to continue to grow our portfolio of brands through internal development, licensing and acquisition.

We acquired Collective Licensing on March 30, 2007 and PLG on August 17, 2007. The results of these acquisitions are included in our Consolidated Financial Statements as of those dates. The Company used cash on hand to fund the acquisition of Collective Licensing and the proceeds from a $725 million term loan as well as cash on hand to fund the acquisition of PLG.

Payless

Over 4,400 retail stores in 19 countries and territories in North America, the Caribbean, Central America, South America and the Middle East operate under the Payless name. Our mission is to democratize fashion and design in footwear and accessories. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagletm, Champion®, Dexter® and Zoe&Zactm. Select stores also sell exclusive designer lines of footwear and accessories under names including Abaeté for Payless, alice + olivia for Payless, Lela Rose for Payless, Teeny Toes Lela Rose Collection, Unforgettable Moments by Lela Rosetm, and Christian Siriano for Payless. In addition, in the fourth quarter of 2009, we acquired from Reebok the Above the Rim® brand and related trademarks and copyrights.

In 2009, the first Payless ShoeSource franchised stores opened in the Middle East through a multi-year partnership with M.H. Alshaya Company. In addition, Payless has signed new agreements to expand its franchised stores into Russia and the Philippines in 2010.

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

The next component of the Payless strategy is brand marketing effectiveness, and the development of a “House of Brands” architecture. We are building, licensing and buying appropriate authentic and aspirational brands to appeal to our major customer segments. Brands help us validate our on-trend positioning, add an element of exclusivity, and build an emotional connection with customers.

We are also creating a great shopping experience through improved store operations execution. Our passionate and skilled store teams offer friendly helpful service. We have refined our existing service model to ensure associate behaviors optimize customer conversion as well as customer satisfaction scores. In addition, we believe our Hot Zone store design improves our ability to showcase our merchandise, improves the in-store experience for our customers, and further supports the Payless brand identity. Our Hot Zone design features attractive gondolas and tables with product featured by style in the front of the store, while maintaining the traditional shopping experience by size in the back of the store. Hot Zone will continue to be the design for our remodels, new stores, and relocations as we move forward.

The last major component of our Payless strategy is improving the efficiency of our operations. Our new distribution centers allow us to better service our customer base in North America with improved speed-to-market and replenishment of product for our stores. The distribution centers, located in California and Ohio, have also reduced our disaster recovery and business interruption risk. We have also incorporated some of PLG’s operations into this distribution network by shifting distribution from PLG’s Indiana distribution center to the Ohio distribution center. As a result of these initiatives, we closed our distribution centers in Kansas and Indiana in 2009.

PLG

PLG is one of the leading marketers of high quality men’s, women’s and children’s footwear. PLG was founded on the strength of the Stride Rite® children’s brand, but today includes a portfolio of brands addressing different markets within the footwear industry. PLG is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. PLG markets products in countries outside North America through owned operations, independent distributors and licensees. PLG also markets its products directly to consumers by selling footwear through its retail stores and by selling its brands through outlet stores and through e-commerce. At year-end 2009, PLG operated 363 Stride Rite Children’s stores and Stride Rite Outlet stores. PLG is comprised of two operating segments, PLG Wholesale and PLG Retail.

The Stride Rite Children’s stores are one of the largest premium retailers of children’s non-athletic shoes. Stride Rite has over 80 years of expertise in the development of children’s shoes. Most of the Stride Rite brand’s sales come from its retail stores, which account for approximately 600,000 square feet of retail space. The rest of the brand’s sales come from a variety of channels, primarily wholesale and licensed dealers. The Stride Rite brand is currently merchandised and marketed at premium price points primarily for consumers up to ten years of age.

Sperry Top-Sider® (“Sperry”) is a brand with a powerful heritage in the boat shoe category. Our vision is to build the authentic nautical lifestyle brand for men, women and children across the globe by sharing our passion for the good life in, on, and around the sea. Our strategy for the Sperry brand is centered primarily on expanding beyond boat shoes, driving its women’s business and expanding internationally. We have created new footwear products in the dress casual, casual and performance markets. We are also building upon our early success in women’s — a larger footwear market than our core men’s target market. New women’s products are multi-generational, year-round, and distributed at a broad array of retail channels. International growth trends are to be strengthened by focusing on specific markets with the best opportunities, adding resources to our international infrastructure, and leveraging U.S. marketing and imagery. In early 2010, we opened our first Sperry retail stores that featured all the newly expanded Sperry Top-Sider seasonal products for men, women and children in an authentic nautical shopping environment designed to fully bring the brand to life for consumers.

The Saucony® brand strategy is focused on creating and delivering authentic technical running products; growing share in new and existing wholesale channels; and growing a product line known as Saucony Originals. We are driving business through products with outstanding styling and technical design specifically segmented and priced for each selling channel. We offer an array of award winning products engineered with emphasis on different levels of performance including stability, cushioning, and motion control. In addition, we have launched an apparel line focused on the run specialty customer.

Keds® is an iconic American brand. Our vision is to be the first choice in canvas for the millennial consumer. In 2009, we strategically and successfully contracted the Keds distribution and product line to elevate the brand positioning and improve financial results. We grew our premium distribution and focused on the Champion silhouette. We launched our new, redesigned Keds website which allows users to design sneakers and purchase products. The brand is gaining traction with premium and trend-leading accounts through designer collaborations.

Key 2009 Events

The significant challenges that have faced the global economy in 2009 and the highly uncertain global economic outlook have adversely affected consumer confidence and spending levels. These conditions, along with severe credit market disruptions, among other factors, have adversely affected the global footwear retailing industry. To mitigate this impact, we have managed inventory very closely; flowing seasonal product closer to the time it is worn; and executed a number of gross margin improvement initiatives. We have also reduced our operating cost structure through a series of continuous improvement initiatives that focus on reducing costs and increasing cash flow. These initiatives include: occupancy cost rationalization, renegotiating procurement contracts and re-

examining existing contracts for cost reduction opportunities, and establishing new processes in merchandise sourcing that more effectively utilize factory capacity and ensure the best pricing.

We experienced inflationary pressures in China, where the majority of our products are made, throughout 2008. As a result, many of our increased product costs, which are included in inventory until sold, negatively impacted our results of operations in the first half of 2009. We experienced deflationary pressures on product costs in the second half of 2009. We expect to continue to experience deflationary pressures in the first half of 2010, but not to the degree they were experienced in the second half of 2009.

Consolidated Review of Operations

The following discussion summarizes the significant factors affecting consolidated operating results for the fiscal years ended January 30, 2010 (2009), January 31, 2010 (2008), and February 2, 2008 (2007). Each year contains 52 weeks of operating results. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years were as follows:

	52 Weeks Ended
		% of		% of		% of
	2009	Sales	2008	Sales	2007	Sales
	(Dollars in millions, except per share)

Net sales	$3,307.9	100.0%	$3,442.0	100.0%	$3,035.4	100.0%
Cost of sales:
Cost of sales	2,166.9	65.5	2,344.6	68.1	2,044.5	67.4
Impairment of tradenames	—	—	88.2	2.6	—	—

Total cost of sales	2,166.9	65.5	2,432.8	70.7	2,044.5	67.4

Gross margin	1,141.0	34.5	1,009.2	29.3	990.9	32.6
Selling, general and administrative expenses	982.4	29.7	1,007.2	29.3	899.4	29.6
Impairment of goodwill	—	—	42.0	1.2	—	—
Restructuring charges	0.1	—	0.2	—	0.2	—

Operating profit (loss) from continuing operations	158.5	4.8	(40.2)	(1.2)	91.3	3.0
Interest expense	60.8	1.8	75.2	2.2	46.7	1.5
Interest income	(1.1)	—	(8.1)	(0.2)	(14.4)	(0.5)
Loss on early extinguishment of debt	1.2	—	—	—	—	—

Net earnings (loss) from continuing operations before income taxes	97.6	3.0	(107.3)	(3.2)	59.0	2.0
Provision (benefit) for income taxes(1)	9.4	9.6	(48.0)	44.7	8.6	14.6

Net earnings (loss) from continuing operations	88.2	2.7	(59.3)	(1.7)	50.4	1.7
Income (loss) from discontinued operations, net of income taxes	0.1	—	(0.7)	—	—	—

Net earnings (loss)	88.3	2.7	(60.0)	(1.7)	50.4	1.7
Net earnings attributable to noncontrolling interests	(5.6)	(0.2)	(8.7)	(0.3)	(7.7)	(0.3)

Net earnings (loss) attributable to Collective Brands, Inc.	$82.7	2.5%	$(68.7)	(2.0)%	$42.7	1.4%

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:
Earnings (loss) from continuing operations	$1.29		$(1.08)		$0.66
Loss from discontinued operations	—		(0.01)		—

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$1.29		$(1.09)		$0.66

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:
Earnings (loss) from continuing operations	$1.28		$(1.08)		$0.65
Loss from discontinued operations	—		(0.01)		—

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$1.28		$(1.09)		$0.65

Return on sales from continuing operations	2.5%		(2.0)%		1.4%
Return on equity, including discontinued operations(2)	13.3%		(9.8)%		6.1%
Return on net assets, including discontinued operations(3)	8.5%		1.8%		8.0%
Return on invested capital, continuing operations(4)	9.3%		(1.4)%		6.2%

(1)	Percent of sales columns for the provision for income taxes represents effective income tax rates.

(2)	Return on equity is computed as net earnings (loss), including discontinued operations, divided by beginning shareowners’ equity attributable to Collective Brands, Inc. and measures our ability to invest shareowners’ funds profitably. The increase in return on equity from 2008 to 2009 is primarily due to an increase in net earnings and a decrease in beginning shareowner’s equity attributable to Collective Brands, Inc. The decrease in return on equity from 2007 to 2008 is primarily due to a decrease in pre-tax net earnings.

(3)	Return on net assets is computed as net earnings (loss) from continuing operations before income taxes plus discontinued operations, plus the loss on early extinguishment of debt, plus net interest expense and the interest component of operating leases, divided by beginning of year net assets, including present value of operating leases (“PVOL”), and represents performance independent of capital structure. The increase in return on net assets from 2008 to 2009 is primarily due to an increase in net earnings. The decrease in return on net assets from 2007 to 2008 is primarily due to a decrease in net earnings.

(4)	Return on invested capital is computed as operating profit (loss) from continuing operations, adjusted for income taxes at the applicable effective rate, divided by the average amount of long-term debt and shareowners’ equity. The increase in return on invested capital from 2008 to 2009 is primarily due to an increase in operating profit from continuing operations and the decrease from 2007 to 2008 is primarily due to a decrease in operating profit from continuing operations.

Net Earnings (Loss) Attributable to Collective Brands, Inc.

Our 2009 net earnings attributable to Collective Brands, Inc. was $82.7 million, or $1.28 per diluted share compared to 2008 net loss attributable to Collective Brands, Inc. of $68.7 million, or $1.09 per diluted share. Results for 2008 include $198.9 million of pre-tax charges, which are summarized by reporting segment in the table below:

		Stride
	Payless	Rite	Stride Rite
	Domestic	Retail	Wholesale	Total
	(In millions)

Impairment of tradenames	$—	$—	$88.2	$88.2
Net litigation expenses	45.1	—	—	45.1
Impairment of goodwill	—	42.0	—	42.0
Tangible asset impairment and other charges	16.8	0.6	2.7	20.1
Costs resulting from the flow through of acquired inventory recorded at fair value	—	3.5	—	3.5

Total	$61.9	$46.1	$90.9	$198.9

Our 2008 net loss attributable to Collective Brands, Inc. was $68.7 million, or $1.09 per diluted share, compared to 2007 net earnings attributable to Collective Brands, Inc. of $42.7 million, or $0.65 per diluted share. Results for 2008 include $198.9 million of pre-tax charges described above. Impairment of goodwill was recorded as a separate line item on the Consolidated Statement of Earnings (Loss). Impairment of tradenames, net litigation expenses and costs resulting from the flow through of acquired inventory recorded at fair value were recorded within total cost of sales on the Consolidated Statement of Earnings (Loss). Of the $20.1 million of tangible asset impairment and other charges, $13.2 million was recorded within cost of sales and $6.9 million was recorded within selling, general and administrative expenses on the Consolidated Statement of Earnings (Loss). Results for 2007 were negatively impacted due to the inclusion of incremental costs resulting from the flow through of acquired inventory recorded at fair value purchased in the PLG acquisition totaling $48.7 million pre-tax.

Net Sales

Net sales at our retail stores are recognized at the time the sale is made to the customer. Net sales for wholesale and e-commerce transactions are recognized when title passes and the risks or rewards of ownership have transferred to the customer, based on the shipping terms. All sales are net of estimated returns and current promotional discounts and exclude sales tax.

On December 31, 2008, our licensing agreement with Tommy Hilfiger for adult footwear expired and was not renewed. The aggregate revenue from external customers for Tommy Hilfiger adult footwear was $77.0 million and

$27.6 million for 2008 and 2007, respectively, which was included in the PLG Wholesale reporting segment. We had no such revenues in 2009.

The table below summarizes net sales information for our retail stores for each of the last three fiscal years. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. The percent change for 2008 and 2007 excludes information from our PLG Retail segment as that segment was not present until August 2007.

Sales percent increases (decreases) are as follows:

	2009	2008	2007

Same-store sales	(2.3)%	(3.6)%	(0.9)%
Average selling price per unit	4.1	4.2	4.8
Unit volume	(6.2)	(7.3)	(8.2)
Footwear average selling price per unit	6.1	5.7	4.6
Footwear unit volume	(8.8)	(9.2)	(7.6)
Non-footwear average selling price per unit	5.3	3.0	3.1
Non-footwear unit volume	3.8	0.2	(11.1)

For the fiscal year 2009, net sales decreased 3.9% or $134.1 million from fiscal year 2008, to $3,307.9 million. During 2009, net sales included in the Payless Domestic segment decreased 1.7% or $37.5 million from 2008, to $2,153.2 million and net sales in the Payless International segment decreased 5.0% or $22.3 million from 2008, to $422.4 million. Net sales also decreased in our PLG Wholesale segment by 13.1% or $77.7 million from 2008 to $513.9 million and net sales in our PLG Retail segment increased by 1.6% or $3.4 million over 2008 to $218.4 million. Please refer to “Reporting Segment Review of Operations” below for the further details on the changes in net sales for each of our reporting units.

For the fiscal year 2008, net sales increased 13.4% or $406.6 million over fiscal year 2007, to $3,442.0 million. During 2008, the Payless Domestic segment decreased 4.7% or $107.7 million from 2007, to $2,190.7 million and net sales in the Payless International segment increased 4.1% or $17.7 million. Net sales increased in our PLG Wholesale segment by 175.0% or $376.5 million and net sales increased in our PLG Retail segment by 126.6% or $120.1 million. The increase in net sales in the PLG Retail and PLG Wholesale segments are primarily due to incremental sales related to the inclusion of 52 weeks of PLG sales in 2008 versus approximately 24 weeks in 2007 as a result of the August 2007 acquisition date of PLG. Please refer to “Reporting Segment Review of Operations” below for the further details on the changes in net sales for each of our reporting units.

Total Cost of Sales

Total cost of sales includes cost of merchandise sold and our buying, occupancy, warehousing and product movement costs, as well as depreciation of stores and distribution centers, net intellectual property litigation costs, tangible asset impairment charges and impairment of tradenames.

Total cost of sales was $2,166.9 million in 2009, down 10.9% from $2,432.8 million in 2008. The decrease in total cost of sales from 2008 to 2009 is primarily due to the impact of 2008 pre-tax charges of $88.2 million related to impairment of tradenames, $45.1 million related to pre-tax net litigation expenses, $13.2 million of pre-tax charges related to tangible asset impairment and other charges and $3.5 million pre-tax costs resulting from the flow through of acquired inventory recorded at fair value purchased in the PLG acquisition. Total cost of sales also decreased due to the impact of lower sales, primarily as a result of the expiration of the Tommy Hilfiger adult footwear license, and lower product costs in 2009.

Total cost of sales was $2,432.8 million in 2008, up 19.0% from $2,044.5 million in 2007. The increase in total cost of sales from 2007 to 2008 is primarily due to incremental sales related to the inclusion of 52 weeks of PLG Wholesale and PLG Retail segment sales in 2008 versus approximately 24 weeks in 2007 as a result of the August 2007 acquisition of PLG. Total cost of sales also increased due to pre-tax charges of $88.2 million related to impairment of tradenames, $45.1 million related to pre-tax net litigation expenses, $13.2 million of pre-tax charges related to tangible asset impairment and other charges and $3.5 million pre-tax costs resulting from the flow through of acquired inventory recorded at fair value purchased in the PLG acquisition. Results for 2007 included $48.7 million costs resulting from the flow through of acquired inventory recorded at fair value purchased in the PLG acquisition. The increases in total cost of sales for 2008 were offset by decreases in cost of sales in the Payless Domestic segment as a result of a decrease in Payless Domestic segment sales.

Gross Margin

Gross margin rate for 2009 was 34.5%, compared to a gross margin rate of 29.3% for 2008. The increase in gross margin rate in 2009 is primarily due to 2008 pre-tax charges of $88.2 million related to impairment of tradenames (which impacted gross margin rate by 2.6%), $45.1 million related to pre-tax net litigation expenses (which impacted gross margin rate by 1.3%), $13.2 million of pre-tax charges related to tangible asset impairment and other charges (which impacted gross margin rate by 0.4%) and $3.5 million pre-tax costs resulting from the flow through of acquired inventory recorded at fair value purchased in the PLG acquisition (which impacted gross margin rate by 0.1%). The higher gross margin rate in 2009 is also due lower product costs and higher initial mark-on in 2009 compared to 2008.

Gross margin rate for 2008 was 29.3%, compared to a gross margin rate of 32.6% for 2007. The decrease in gross margin rate is primarily due to pre-tax charges of $88.2 million related to impairment of tradenames (which impacted gross margin rate by 2.6%), $45.1 million related to pre-tax net litigation expenses (which impacted gross margin rate by 1.3%), $13.2 million of pre-tax charges related to tangible asset impairment and other charges (which impacted gross margin rate by 0.4%) and $3.5 million pre-tax costs resulting from the flow through of acquired inventory recorded at fair value purchased in the PLG acquisition (which impacted gross margin rate by 0.1%). The decrease also relates to the de-leveraging of fixed costs such as rent and other occupancy costs for our Payless Domestic segment as a result of lower sales. Results for 2007 included $48.7 million costs resulting from the flow through of acquired inventory recorded at fair value purchased in the PLG acquisition (which impacted 2007 gross margin rate by 1.6%).

Selling, General and Administrative Expenses

In 2009, selling, general and administrative expenses were $982.4 million, a decrease of 2.5% from $1,007.2 million in the 2008 period. Selling, general and administrative expenses as a percentage of net sales were 29.7% in 2009 compared with 29.3% in 2008. The increase of 0.4% as a percentage of net sales is primarily due to higher incentive compensation related to Company performance, offset by lower payroll related costs and advertising costs.

In 2008, selling, general and administrative expenses were $1,007.2 million, an increase of 12.0% from $899.4 million in the 2007 period. Selling, general and administrative expenses as a percentage of net sales were 29.3% in 2008 compared with 29.6% in 2007. The decrease of 0.3% as a percentage of net sales is primarily due the incremental impact of PLG’s lower selling, general and administrative expense rate and lower advertising and payroll expenses for Payless, partially offset by the impact of lower Payless sales.

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

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. In the fourth quarter of 2008, due to weakening economic conditions combined with weaker than expected holiday sales, we revised our financial projections. These circumstances indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our goodwill to determine if its book value exceeded its fair value. As a result of this update we determined that the book value of our goodwill did exceed its fair value and we recorded an impairment charge of $42.0 million within the PLG Retail reporting segment in 2008. We recorded no such goodwill impairment charge in 2009.

Interest Expense, net

Interest income and expense components were:

(Dollars in millions)	2009	2008	2007

Interest expense	$60.8	$75.2	$46.7
Interest income	(1.1)	(8.1)	(14.4)

Interest expense, net	$59.7	$67.1	$32.3

The decline in interest expense in 2009 compared to 2008 is primarily a result of a lower interest rate on the unhedged portion of our Term Loan Facility as well as a decreased borrowings on our Revolving Loan Facility, Term Loan Facility and Senior Subordinated Notes. The decline in interest income in 2009 compared to 2008 is primarily a result of lower interest rates on our invested cash balance.

The increase in interest expense for 2008 compared to 2007 is primarily due to borrowings on our Term Loan Facility used to fund the PLG acquisition as well as borrowings on the Revolving Loan Facility, offset by lower rates on the unhedged portion of the Term Loan Facility. The decline in interest income for 2008 is primarily a result of lower interest rates on our invested cash balance.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt relates to the premium, in excess of par, paid to redeem a portion of our Senior Subordinated Notes, the acceleration of the discount on the Senior Subordinated Notes and the acceleration of deferred debt costs on both our Senior Subordinated Notes and our Term Loan Facility in proportion to the amounts extinguished in the fourth quarter of 2009.

Income Taxes

The effective tax rate from continuing operations was 9.6% in 2009 versus 44.7% in 2008. Our effective tax rates have differed from the U.S. statutory rate principally due to the impact of our operations conducted in jurisdictions with rates lower than the U.S. statutory rate, the benefit of jurisdictional and employment tax credits, favorable adjustments to our income tax reserves due primarily to favorable settlements of examinations by taxing authorities and the on-going implementation of tax efficient business initiatives. Our effective tax rate was also unfavorably impacted in 2008 due to the impairment of goodwill which is not deductible for tax purposes. See Note 13 of our Consolidated Financial Statements for more information detailing the relative impact of these items on our tax rate on a comparative basis. During fiscal year 2009, we recorded net favorable discrete events of $7.9 million relating primarily to the resolution of outstanding tax audits.

Our estimate of uncertainty in income taxes is based on the framework established in income taxes accounting guidance. This guidance prescribes a recognition threshold and a measurement standard for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The recognition and measurement of tax benefits is often highly judgmental. Determinations regarding the recognition and measurement of a tax benefit can change as additional developments occur relative to the issue. Accordingly, our future results may include favorable or unfavorable adjustments to our unrecognized tax benefits.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at January 30, 2010 will decrease by up to $44.2 million within the next 12 months due to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in various taxing jurisdictions. To the extent that these tax benefits are recognized, the effective tax rate will be favorably impacted by up to $20.9 million.

At January 30, 2010, deferred tax assets for federal, state and foreign net operating loss carryforwards are $20.3 million, less a valuation allowance of $5.1 million. These net operating loss carryforwards will expire as follows (expiration dates are denoted in parentheses):

(Dollars in millions)	Amount

Federal net operating losses (in 2029)	$4.9
State operating losses expiring (by 2015)	0.4
State operating losses (between 2016 and 2020)	0.6
State operating losses (between 2021 and 2025)	1.9
State operating losses (between 2026 and 2029)	1.1
State operating losses (by 2029)	2.6
Foreign net operating losses related to recorded assets (between 2011 and 2015)	0.9
Foreign net operating losses related to recorded assets (between 2027 and 2029)	2.8

Total	$15.2

Federal foreign tax credit carryforwards are $32.1 million; $21.6 million of this credit will expire if not utilized by 2018, and the remaining $10.5 million of this credit will expire if not utilized by 2019. Federal general business credit carryforwards are $5.5 million of which $2.9 million will expire if not utilized by 2028 and the remaining $2.6 million will expire if not utilized by 2029. State income tax credit carryforwards are $12.6 million, less a valuation allowance of $6.1 million. The tax credit carryforwards related to the recorded assets expire as follows: $0.4 million by 2015, $0.9 million by 2017, $1.0 million by 2029 and $4.2 million may be carried forward indefinitely. See Note 13 of our Consolidated Financial Statements for more information detailing the major components of our net deferred tax liability.

We recorded a valuation allowance against $3.3 million of deferred tax assets arising in 2009. The majority of this valuation allowance relates to net operating losses generated by our Colombian joint venture, which commenced operations in 2008, and has not yet established a pattern of profitability.

Our Consolidated Balance Sheet as of January 30, 2010 includes deferred tax assets, net of related valuation allowances, of $162.8 million. In assessing the future realization of these assets, we concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon management’s belief that we will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.

As of January 30, 2010, we have not provided tax on our cumulative undistributed earnings of foreign subsidiaries of approximately $185 million, because it is our intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable. If earnings were distributed, we would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, we would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. We currently anticipate that earnings would not be repatriated unless it was tax efficient to do so.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represent our joint venture partners’ share of net earnings or losses on applicable international operations. The decrease in net earnings attributable to noncontrolling interests from 2008 to 2009 is due to decreased earnings from our joint ventures and the increase in net earnings attributable to noncontrolling interests from 2007 to 2008 is due to increased earnings from our joint ventures.

Reporting Segment Review of Operations

We operate our business using four reporting segments: Payless Domestic, Payless International, PLG Retail and PLG Wholesale. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating profit (loss) from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment revenues from external customers to net sales and operating profit (loss) from continuing operations to our consolidated operating profit (loss) from continuing operations for the three years presented in our Consolidated Financial Statements:

(In millions)	2009	2008	2007

Revenues from external customers:
Payless Domestic	$2,153.2	$2,190.7	$2,298.4
Payless International	422.4	444.7	427.0
PLG Wholesale	513.9	591.6	215.1
PLG Retail	218.4	215.0	94.9

Revenues from external customers	$3,307.9	$3,442.0	$3,035.4

Operating profit (loss) from continuing operations:
Payless Domestic	$98.1	$0.9	$82.2
Payless International	34.1	51.3	52.0
PLG Wholesale	30.0	(48.8)	(27.5)
PLG Retail	(3.7)	(43.6)	(15.4)

Operating profit (loss) from continuing operations	$158.5	$(40.2)	$91.3

The following table presents the change in store count during 2009 and 2008 by reporting segment. We consider a store relocation to be both a store opening and a store closing. The stores acquired as a result of the PLG acquisition are denoted in the stores acquired line.

	Payless	Payless	PLG
	Domestic	International	Retail	Total

Fiscal Year Ended January 30, 2010
Beginning store count	3,900	622	355	4,877
Stores opened	29	44	11	84
Stores closed	(102)	(23)	(3)	(128)

Ending store count	3,827	643	363	4,833

Fiscal year ended January 31, 2009
Beginning store count	3,954	598	340	4,892
Stores opened	88	34	26	148
Stores closed	(142)	(10)	(11)	(163)

Ending store count	3,900	622	355	4,877

Fiscal year ended February 2, 2008
Beginning store count	3,986	586	—	4,572
Stores acquired	—	—	330	330
Stores opened	113	23	15	151
Stores closed	(145)	(11)	(5)	(161)

Ending store count	3,954	598	340	4,892

For the Payless Domestic segment, our store activity plan for fiscal year 2010 includes a net decrease of approximately 60 stores. This includes approximately 50 new stores and 110 store closings. For the Payless International segment, our store activity plan for fiscal year 2010 includes a net increase of approximately 25 stores.

This includes approximately 35 new stores and 10 store closings. For the PLG Retail segment, our store activity plan for fiscal year 2010 includes a net increase of approximately 20 stores. We review our store activity plan at least on an annual basis.

Payless Domestic Segment Operating Results

The Payless Domestic segment is comprised primarily of operations from retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless segment for each of the past three fiscal years:

				Percent Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(Dollars in millions)

Revenues from external customers	$2,153.2	$2,190.7	$2,298.4	(1.7)%		(4.7)%
Operating profit from continuing operations	$98.1	$0.9	$82.2	NM	*%	NM	*%
Operating profit from continuing operations as% of revenues from external customers	4.6%	0.1%	3.6%

*	Not Meaningful

For the fiscal year 2009, revenues from external customers for the Payless Domestic reporting segment decreased 1.7% or $37.5 million, to $2,153.2 million from 2008. The decrease in revenues from external customers from 2008 to 2009 is primarily due to lower unit sales primarily driven by lower traffic, fewer Payless Domestic stores and weaker economic conditions in the United States, partially offset by increases in average selling prices per unit.

For the fiscal year 2008, revenues from external customers for the Payless Domestic reporting segment decreased 4.7% or $107.7 million, to $2,190.7 million, from 2007. The decrease in revenues from external customers from 2007 to 2008 is due to lower traffic and lower unit sales across all product categories, partially offset by increases in average selling prices per unit across all product categories.

As a percentage of revenues from external customers, operating profit from continuing operations increased to 4.6% for 2009 compared to 0.1% in 2008. The increase is primarily due to prior year net litigation expenses of $45.1 million, or 2.1% of revenues from external customers, and tangible asset impairment and other charges of $16.8 million, or 0.8% of revenues from external customers for 2008. The remainder of the increase is due to the impact of lower product costs and higher initial mark-on in 2009 compared to 2008.

As a percentage of revenues from external customers, operating profit from continuing operations decreased to 0.1% for 2008 compared to 3.6% in 2007. The decrease is primarily net litigation expenses of $45.1 million or 2.1% of revenues from external customers for 2008 and tangible asset impairment and other charges of $16.8 million or 0.8% of revenues from external customers for 2008. The remainder of the decrease is primarily due to negative leverage on selling, general and administrative expenses due to lower net sales.

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

				Percent Change
	2009	2008	2007	2008 to 2009	2007 to 2008
	(Dollars in millions)

Revenues from external customers	$422.4	$444.7	$427.0	(5.0)%	4.1%
Operating profit from continuing operations	$34.1	$51.3	$52.0	(33.5)%	(1.3)%
Operating profit from continuing operations as % of revenues from external customers	8.1%	11.5%	12.2%

For the fiscal year 2009, revenues from external customers for the Payless International reporting segment decreased 5.0% or $22.3 million, to $422.4 million, over 2008. The decrease was due to weakening economic conditions and unfavorable foreign exchange rates in Canada compared to last year and the impact of new taxes and regulation in Ecuador, offset by increased revenues from external customers in Colombia due to increased stores.

For the fiscal year 2008, revenues from external customers for the Payless International reporting segment increased 4.1% or $17.7 million, to $444.7 million, over 2007. The increase in sales was driven by increased sales in Central and South America, offset by decreases in sales in Canada and Puerto Rico.

As a percentage of revenues from external customers, operating profit from continuing operations decreased to 8.1% for 2009 compared to 11.5% in the 2008. The decrease is primarily due to decreased gross margin rates in Canada and Puerto Rico primarily due to negative leverage of our fixed costs due to lower net sales, and decreased gross margin rates in South America primarily due to new taxes and regulation in Ecuador.

As a percentage of revenues from external customers, operating profit from continuing operations decreased to 11.5% for 2008 compared to 12.2% in the 2007. The decrease is primarily due to higher expenses in Canada partially offset by lower expenses, relative to net sales, for Central and South America.

PLG Wholesale Segment Operating Results

The PLG Wholesale segment is comprised of PLG’s wholesale operations, which primarily includes sales from the Stride Rite, Sperry, Saucony and Keds brands.

				Percent Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(Dollars in millions)

Revenues from external customers	$513.9	$591.6	$215.1	(13.1)%		NM*	%
Operating profit (loss) from continuing operations	$30.0	$(48.8)	$(27.5)	NM	*%	NM*	%
Operating profit (loss) from continuing operations as % of revenues from external customers	5.8%	(8.2)%	(12.8)%

*	Not Meaningful

On December 31, 2008, our licensing agreement with Tommy Hilfiger for adult footwear expired and was not renewed. The aggregate revenue from external customers and operating profit from continuing operations for Tommy Hilfiger adult footwear was $77.0 million and $13.8 million, respectively, for 2008.

Revenues from external customers for the PLG Wholesale reporting segment were $513.9 million for 2009 compared to $591.6 million for 2008. The decrease in revenues from external customers is primarily due to the expiration of our Tommy Hilfiger adult footwear license and lower Keds revenues due to its strategic repositioning. These were offset by increases in revenues from external customers for our Saucony brand.

Revenues from external customers for the PLG Wholesale reporting segment were $591.6 million for 2008 compared to $215.1 million for 2007. Sales for this segment during 2008 included 52 weeks versus approximately 24 weeks during 2007 as PLG was acquired on August 17, 2007. For 2008, sales in this segment were driven primarily by strong performance of the Saucony, Sperry Top-Sider and Tommy Hilfiger product, offset by weak sales of Keds product.

As a percentage of revenues from external customers, operating profit (loss) from continuing operations increased to 5.8% for 2009 compared to a negative 8.2% in the 2008. The increase is primarily due to the impact of the 2008 impairment of tradenames totaling $88.2 million, or 14.9% of revenues from external customers, the impact of the expiration of the Tommy Hilfiger adult footwear license totaling $13.8 million, or 2.3% of revenues from external customers, and other charges (primarily relating to severance costs) of $2.7 million, or 0.5% of revenues from external customers. These were offset by more promotional selling compared to last year.

As a percentage of revenues from external customers, operating profit (loss) from continuing operations improved to negative 8.2% for 2008 compared to a negative 12.8% in the 2008. The increase is primarily due to the impact of the 2007 incremental costs related to the flow through of the acquired inventory write-up to fair value totaling $31.0 million, or 14.4% of revenues from external customers and strong performance in Saucony and Sperry Top-Sider product, offset by the 2008 impairment of tradenames totaling $88.2 million, or 14.9% of revenues from external customers, the impact of the expiration of the Tommy Hilfiger adult footwear license totaling $13.8 million, or 2.3% of revenues from external customers, and other charges (primarily relating to severance costs) of $2.7 million, or 0.5% of revenues from external customers.

PLG Retail Segment Operating Results

The PLG Retail segment is comprised of operations from PLG’s owned Stride Rite Children’s stores and Stride Rite Outlet stores.

				Percent Change
	2009	2008	2007	2008 to 2009		2007 to 2008
	(Dollars in millions)

Revenues from external customers	$218.4	$215.0	$94.9	1.6%		NM	*%
Operating loss from continuing operations	$(3.7)	$(43.6)	$(15.4)	NM	*%	NM	*%
Operating loss from continuing operations as% of revenues from external customers	(1.7)%	(20.3)%	(16.2)%

*	Not Meaningful

Revenues from external customers for the PLG Retail reporting segment were $218.4 million for 2009 compared to $215.0 million for 2008. The increase is primarily due to increased number of stores, partially offset by lower same-store sales at Stride Rite Children’s stores.

Revenues from external customers for the PLG Retail reporting segment were $215.0 million for 2008 compared to $94.9 million for 2007. Sales for this segment during 2008 included 52 weeks as compared to 2007 which included approximately 24 weeks because PLG was acquired on August 17, 2007. Sales in this segment were affected by 2008’s difficult economic and retail environment.

As a percentage of revenues from external customers, operating loss from continuing operations improved to a negative 1.7% for 2009 compared to a negative 20.3% in the 2008. The decrease is primarily due to the impact of the 2008 impairment of goodwill totaling $42.0 million, or 19.5% of revenues from external customers and the 2008 flow through of the acquired inventory write-up to fair value totaling $3.5 million, or 1.6% of revenues from external customers. These were offset by greater promotional activity this year compared to last year.

As a percentage of revenues from external customers, operating profit (loss) from continuing operations decreased to a negative 20.3% for 2008 compared to a negative 16.2% in the 2007. The decrease is primarily due to the impact of the 2008 impairment of goodwill totaling $42.0 million, or 19.5% of revenues from external customers, the flow through of the acquired inventory write-up to fair value totaling $3.5 million, or 1.6% of revenues from external customers and a weakening economy in the United States in 2008 compared to 2007. These were offset by the 2007 flow through of the acquired inventory write-up to fair value totaling $17.7 million, or 18.7% of revenues from external customers.

Liquidity and Capital Resources

Our cash position tends to be higher in June as well as September to October, due primarily to the arrival of warm weather and back-to-school, respectively. Our cash position tends to be lowest around February to March when Easter inventories are built-up but not yet sold. Any materially adverse change in customer demand, fashion trends, competitive market forces or customer acceptance of our merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, risks associated with foreign global sourcing or economic conditions worldwide could affect our ability to continue to fund our needs from business operations. Internally generated cash flow from operations has been our primary source of cash and we believe projected operating cash flows and current credit facilities will be adequate to fund our working capital requirements, scheduled debt repayments, and to support the development of our short-term and long-term operating strategies. We usually finance our real estate through operating leases.

We ended 2009 with a cash and cash equivalents balance of $393.5 million, an increase of $144.2 million from 2008. Our increase in cash and cash equivalents from 2008 is primarily driven by cash flow provided by operating activities, offset by cash flow used in investing activities and cash flow used in financing activities. Significant sources and (uses) of cash are summarized below:

(Dollars in millions)	2009	2008	2007

Net earnings (loss)	$88.3	$(60.0)	$50.4
Working capital decreases (increases)	64.6	(19.3)	(2.9)
Other operating activities	11.5	99.5	28.0
Depreciation and amortization	143.2	140.9	117.3

Cash flow provided by operating activities	307.6	161.1	192.8

Payments for capital expenditures	(84.0)	(129.2)	(167.4)
Net sales of investments	—	—	90.6
Acquisition of businesses, net of cash acquired	—	—	(877.7)
Other investing activities	(16.2)	1.1	4.3

Cash flow used in investing activities	(100.2)	(128.1)	(950.2)

Net issuance (purchases) of common stock	0.6	(0.7)	(39.7)
Payments of debt and deferred financing costs	(67.0)	(9.0)	(70.0)
Net distributions to minority owners	(0.7)	(1.5)	(2.4)
Issuance of debt	2.1	—	725.0
Other financing activities	—	—	2.4

Cash flow (used in) provided by financing activities	(65.0)	(11.2)	615.3

Effect of exchange rate changes on cash	1.8	(5.0)	3.2

Increase (decrease) in cash and cash equivalents	$144.2	$16.8	$(138.9)

As of January 30, 2010, our foreign subsidiaries and joint ventures had $120.5 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the United States, those earnings could be subject to United States federal and state income taxes, net of foreign tax credits.

Cash Flow Provided by Operating Activities

Cash flow from operating activities was $307.6 million in 2009 compared to $161.1 million in 2008 and $192.8 million in 2007. The change in cash flow from operations from 2009 compared with 2008 is due to increases in net earnings and a decrease in working capital driven by 2009 reductions in inventory and increases in accounts payable, offset by a net reduction of accrued expenses as a result of the settlement of the adidas litigation. The reduction in inventory was due primarily to our 2009 initiatives to reduce inventory levels, which was assisted by increased promotional activities, and the increase in accounts payable was due to the extension of payment terms with our vendors. These initiatives caused timing differences which favorably impacted our cash flow from operations in 2009. We do not expect to see such timing differences in 2010. The change in cash flow from operations from 2008 compared with 2007 are due to decreases in net earnings and increases in our inventory balances due to increased first costs offset by increases in depreciation and amortization.

We contributed $9.5 million to the PLG pension plan in 2009. We do not plan to contribute to the PLG pension plan during the 2010 fiscal year. Our contributions beyond 2010 will depend upon market conditions, interest rates and other factors and may vary significantly in future years based upon the plan’s funded status as of the 2010 measurement date. We believe our internal cash flow will finance all of these future contributions.

Cash Flow Used in Investing Activities

In 2009, our capital expenditures totaled $84.0 million. Capital expenditures for new and relocated stores were $23.7 million, capital expenditures to remodel existing stores were $20.4 million, capital expenditures for information technology hardware and systems development were $27.2 million, capital expenditures for supply chain were $5.0 million and capital expenditures for other necessary improvements including corporate expenditures were $7.7 million. We also acquired certain trademarks, including Above the Rim, during 2009. We expect that cash paid for capital expenditures during 2010 will be approximately $100 million. We intend to use internal cash flow from operations and available financing from the Revolving Loan Facility, if necessary, to finance all of these capital expenditures.

Cash Flow (Used in) Provided By Financing Activities

The Company has made the following common stock repurchases:

	2009		2008		2007
(Dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares	Dollars	Shares

Stock repurchase program	$6.0	274	$—	—	$47.1	2,387
Employee stock purchase, deferred compensation and stock incentive plans	1.6	115	1.9	153	1.3	51

	$7.6	389	$1.9	153	$48.4	2,438

On August 17, 2007, we entered into a $725 million term loan (the “Term Loan Facility”) and a $350 million Amended and Restated Loan and Guaranty Agreement (the “Revolving Loan Facility” and collectively with the Term Loan Facility, the “Loan Facilities”). The Loan Facilities rank pari passu in right of payment and have the lien priorities specified in an intercreditor agreement executed by the administrative agent to the Term Loan Facility and the administrative agent to the Revolving Loan Facility. The Loan Facilities are senior secured loans guaranteed by substantially all of the assets of the borrower and the guarantors, with the Revolving Loan Facility having first priority in accounts receivable, inventory and certain related assets and the Term Loan Facility having first priority in substantially all of the borrower’s and the guarantors’ remaining assets, including intellectual property, the capital stock of each domestic subsidiary, any intercompany notes owned by the borrower and the guarantors, and 66% of the stock of non-U.S. subsidiaries directly owned by borrower or a guarantor.

The Term Loan Facility will mature on August 17, 2014. The Term Loan Facility will amortize quarterly in annual amounts of 1.0% of the original amount, with the final installment payable on the maturity date. The Term Loan Agreement provides for customary mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction. The mandatory prepayment is not required if the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0 to 1.0 at fiscal year end. Based on our leverage ratio as of January 30, 2010, we are not required to make such a mandatory prepayment in 2010. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans.

In the fourth quarter of 2009, not including our required quarterly payment, we repaid $18.0 million of our outstanding Term Loan Facility balance. The balance remaining on our Term Loan Facility as of January 30, 2010 was $673.4 million.

On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. The balance of the Term Loan Facility that is hedged under the interest rate swap is $310 million as of the end of 2009, $220 million as of the end of 2010, and $90 million as of the end of 2011. This derivative instrument is designated as a cash flow hedge for accounting purposes.

On August 17, 2007, as part of the PLG acquisition, we acquired and immediately repaid $46.0 million of PLG debt.

The Revolving Loan Facility will mature on August 17, 2012. The Revolving Loan Facility bears interest at LIBOR, plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels and commitment fees payable on the unborrowed balance of 0.25%. The Revolving Loan Facility will be available as needed for general corporate purposes. The variable interest rate including the applicable variable margin at January 30, 2010, was 1.25%. As of January 30, 2010 the Company’s borrowing base on its Revolving Loan Facility was $256.8 million less $33.8 million in outstanding letters of credit or $223.0 million.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Senior Subordinated Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. We may, on any one or more occasions, redeem all or a part of the Senior Subordinated Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Senior Subordinated Notes redeemed, to the applicable redemption date:

Redemption Period	Percentage

Through July 31, 2010	102.750%
August 1, 2010 through July 31, 2011	101.375%
August 1, 2011 and thereafter	100.000%

In the fourth quarter of 2009, we redeemed $22.0 million of our outstanding Senior Subordinated Notes. The balance remaining on our Senior Subordinated Notes as of January 30, 2010 was $175.0 million, which was recorded net of a $1.3 million discount.

We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than the maximum ratio set forth below:

Maximum
Fiscal Year	Leverage Ratio

2009	4.2 to 1
2010 and thereafter	4.0 to 1

As of January 30, 2010 our leverage ratio, as defined in our Term Loan Facility agreement, was 1.8 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants for the next twelve months.

The Loan Facilities and the Senior Subordinated Notes contain other various covenants including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of debt or make certain investments.

Financial Commitments

As of January 30, 2010, the borrowing base available under the $350.0 million Revolving Loan Facility was $256.8 million. To determine the amount that we may borrow, the $256.8 million borrowing base available under the Revolving Loan Facility is reduced by $33.8 million in outstanding letters of credit.

Our financial commitments as of January 30, 2010, are described below:

	Cash Payments Due by Fiscal Year
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	Five Years
	(Dollars in millions)

Senior Subordinated Notes (including unamortized discount)	$175.0	$—	$—	$175.0	$—
Term Loan Facility	673.4	6.9	13.8	652.7	—
Capital lease obligations (including interest)	1.0	0.1	0.2	0.2	0.5
Other long-term debt	1.2	—	1.2	—	—
Operating lease obligations(1)	1,242.0	286.1	440.1	273.2	242.6
Interest on long-term debt(2)	250.3	48.3	110.5	91.5	—
Royalty obligations(3)	89.3	8.5	14.2	14.9	51.7
Pension obligations(4)	89.5	12.8	14.1	15.6	47.0
Service agreement obligations(5)	6.6	2.7	3.3	0.6	—
Employment agreement obligations(6)	25.9	15.2	10.7	—	—
Employee severance(7)	1.2	1.2	—	—	—

Total	$2,555.4	$381.8	$608.1	$1,223.7	$341.8

(1)	We lease substantially all of our stores and are committed to making lease payments over varying lease terms. The operating lease obligations presented represent the total lease obligations due to landlords, including obligations related to closed stores as well as our obligations related to leases that we have sublet. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of lease obligations includes renewal option periods.

(2)	Interest on long-term debt includes the expected interest payments on our 8.25% Senior Subordinated Notes, the portion of our Term Loan Facility that is fixed at approximately 7.75% under our interest rate swap and the unhedged portion of our Term Loan Facility that varies based on LIBOR rates. The interest rates used for the unhedged portion of our Term Loan Facility were based on our estimate of the forward LIBOR rate curve as of January 30, 2010.

(3)	Our royalty obligations consist of minimum royalty payments for the purchase of branded merchandise.

(4)	Our pension obligations consist of projected pension payments related to our pension plans.

(5)	Our service agreement obligations consist of minimum payments for services that we cannot avoid without penalty.

(6)	Our employment agreement obligations consist of minimum payments to certain of our executives and assume bonus target payouts are met.

(7)	Employee severance obligations consist of contractually-specified payments associated with our right-sizing initiatives.

Amounts not reflected in the table above:

We issue cancelable purchase orders to various vendors for the purchase of our merchandise. As of January 30, 2010, we had merchandise purchase obligations in the amount of approximately $270.9 million for which we will likely take delivery.

Our liability for unrecognized tax benefits, excluding interest and penalties, is $58.3 million as of January 30, 2010. We are unable to make a reasonably reliable estimate of the amount and period of related future payments on this balance.

Financial Condition Ratios

A summary of key financial information for the periods indicated is as follows:

	2009	2008	2007

Debt-capitalization Ratio*	53.6%	59.5%	56.7%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit, if applicable. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 72.3%, 76.6%, and 73.5%, respectively, for the periods referred to above.

The decrease in the debt-capitalization ratio from 2008 to 2009 is primarily due to a lower debt balance in 2009 as a result of the early extinguishment of debt. The increase of the debt-capitalization ratio from 2007 to 2008 is primarily due to lower capitalization due to lower shareowners’ equity as a result of net losses in 2008.

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

We make ongoing estimates relating to the net realizable value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination. If changes in market conditions result in an increase in the estimated net realizable value of our inventory above our previous estimate, such recoveries would be recognized as the related goods are sold. We have continually managed these risks in the past and believe we can successfully manage them in the future. However, our revenues and operating margins may suffer if we are unable to effectively manage these risks.

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

Property and equipment are reviewed on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the asset is recoverable. Estimated future cash flows on a store-by-store basis are used to determine if impairment exists. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses and are based upon the stores’ past and expected future performance. To the extent our estimates for revenue growth and gross margin rates are not realized, we could record an impairment charge.

Defined Benefit Plans

The Company has defined benefit pension plans. One of the plans is frozen and no longer accrues future retirement benefits. Major assumptions used in the accounting for this employee benefit plan include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on our data and appropriate market indicators, and are evaluated each year as of the plan’s measurement date. A change in any of these assumptions would have an effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements. We use a cash flow matching approach for determining the appropriate discount rate for the defined benefit pension plan. The approach is derived from U.S. Treasury rates, plus an option-adjusted spread varying by maturity, to derive hypothetical “Aa” corporate bond rates. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change annual expense by approximately $0.2 million. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $0.1 million in the annual expense.

Insurance Programs

We retain our normal expected losses related primarily to workers’ compensation, physical loss to property and business interruption resulting from such loss and comprehensive general, product, and vehicle liability. We purchase third party coverage for losses in excess of significant levels. Provisions for losses expected under these programs are recorded based upon estimates of aggregate liability for claims incurred utilizing independent actuarial calculations. These actuarial calculations utilize assumptions including historical claims experience, demographic factors and severity factors to estimate the frequency and severity of losses as well as the patterns surrounding the emergence, development and settlement of claims.

Accounting for Taxes

Our estimate of uncertainty in income taxes is based on the framework established in income taxes accounting guidance. This guidance, which was adopted on February 4, 2007, prescribes a recognition threshold and a measurement standard for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The recognition and measurement of tax benefits is often highly judgmental. Determinations regarding the recognition and measurement of a tax benefit can change as additional developments occur relative to the issue. Accordingly, our future results may include favorable or unfavorable adjustments to our unrecognized tax benefits.

We record valuation allowances against our deferred tax assets, when necessary, in accordance with the framework established in income taxes accounting guidance. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets are reduced by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will not be realized. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.

Share-based Compensation

We account for share-based awards in accordance with the framework established in the share-based compensation guidance. Share-based compensation is estimated for equity awards at fair value at the grant date. We determine the fair value of equity awards using a binomial model. The binomial model requires various highly judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Accounting for Goodwill

We assess goodwill, which is not subject to amortization, for impairment on an annual basis and also at any other date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have five reporting units for the purposes of assessing goodwill: Payless Domestic, Payless International, PLG Wholesale, PLG Retail, and Collective Licensing.

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

Fair value of the reporting units is determined using a combined income and market approach. The income approach uses a reporting unit’s projection of estimated cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The market approach may involve use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or a similar line of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. We consider value indications from both the income approach and market approach in estimating the fair value of each reporting unit in our analysis. We also compare the aggregate fair value of our reporting units to our market capitalization plus a control premium at each reporting period.

Management judgment is a significant factor in determining whether an indicator of impairment has occurred. Management relies on estimates in determining the fair value of each reporting unit, which include the following critical quantitative factors:

•	Anticipated future cash flows and long-term growth rates for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of long-term growth rates. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in our industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate could change.

Our goodwill balance was $279.8 million as of January 30, 2010. Goodwill is evaluated at the reporting unit level, which may be the same as a reporting segment or a level below a reporting segment. The goodwill balance by reporting segment and reporting unit as of January 30, 2010 is as follows:

Reporting Segment	Reporting Unit	Goodwill Balance
		(In millions)

PLG Wholesale	PLG Wholesale	$239.6
Payless Domestic	Collective Licensing	34.3
Payless Domestic	Payless Domestic	5.9

Total		$279.8

We performed our annual goodwill impairment test in the third quarter of 2009 and concluded that there was no impairment of goodwill. A change in circumstances, a change in strategic direction or a change in the competitive or economic environment could adversely affect the fair value of one or more reporting units in the future.

The fair value of the Collective Licensing and Payless Domestic reporting units substantially exceeds their carrying value. For the PLG Wholesale reporting unit, a 100 basis point decrease in the long-term growth rate, holding all other variables constant, would result in a deficit between the fair value and the carrying value of approximately $18 million. A 100 basis point increase in the discount rate used in determining the fair value of our reporting unit, holding all other variables constant, would result in a deficit between the fair value and the carrying value of approximately $37 million.

Accounting for Intangible Assets

Indefinite-lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Favorable leases, certain tradenames and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Customer relationships are amortized based on the time period over which the benefits of the asset are expected to occur.

Each period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If we were to determine that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. As of January 30, 2010, we had $365.5 million of indefinite-lived tradenames that are not amortized but are assessed for impairment on an annual basis and also at any other date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value.

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

We performed our annual intangible asset impairment test in the third quarter of 2009 and concluded that there was no impairment of our intangible assets. The following table highlights the potential impairment charge related to changes in certain key assumptions used in determining the fair value of these tradenames, assuming all other assumptions remain constant. The potential impairment charge represents the amount by which the carrying value exceeds the estimated fair value.

Potential Impairment
Charge
(Dollars in millions)

Decrease of 100 basis points in royalty rate	$25
Decrease of 100 basis points in average growth rate	8
Increase of 100 basis points in the discount rate	8

In future periods, if our goodwill or our indefinite-lived tradenames were to become impaired, the resulting impairment charge could have a material impact on our financial position and results of operations.

Accounting for Derivatives

We participate in interest rate related derivative instruments to manage our exposure on our debt instruments and forward contracts to hedge a portion of certain foreign currency purchases. We record all derivative instruments on the Consolidated Balance Sheet as either assets or liabilities measured at fair value in accordance with the framework established for derivatives and hedging and the framework established for fair value measurements and disclosures. For interest rate contracts, we use a mark-to-market valuation technique based on an observable interest rate yield curve and adjust for credit risk. For foreign currency contracts, we use a mark-to-market valuation technique based on observable foreign currency exchange rates and adjust for credit risk. Changes in the fair value of these derivative instruments are recorded either through net earnings (loss) or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. As of January 30, 2010, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $3.6 million annually or approximately $0.9 million per quarter.

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

Interest Rate Risk

Interest on our Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the Revolving Loan Facility at January 30, 2010; however, if we were to borrow against our Revolving Loan Facility, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. As of January 30, 2010, we have hedged $310 million of our Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through May of 2012. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of January 30, 2010, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt, which totals $363.4 million, would impact pretax interest expense by approximately $3.6 million annually or approximately $0.9 million per quarter.

Foreign Currency Risk

We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the 52 weeks ended January 30, 2010, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows.

A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of January 29, 2010, the last day of trading in our fiscal year, the exchange rate was 6.82 Yuan per U.S. dollar compared to 6.85 Yuan per U.S. dollar at the end of our 2008 fiscal year and 7.19 Yuan per U.S. dollar at the end of our 2007 fiscal year.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Collective Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 30, 2010.

Collective Brands, Inc.’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 26, 2010 on our internal control over financial reporting which report is included on page 55.

/s/ Matthew E. Rubel Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	/s/ Douglas G. Boessen Division Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Collective Brands, Inc.
Topeka, Kansas

We have audited the internal control over financial reporting of Collective Brands, Inc. and subsidiaries (the “Company”) as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010, of the Company and our report dated March 26, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of new accounting guidance for noncontrolling interests in 2009.

/s/  DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 26, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Collective Brands, Inc.
Topeka, Kansas

We have audited the accompanying consolidated balance sheets of Collective Brands, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of earnings (loss), shareowners’ equity and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collective Brands, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 21 to the consolidated financial statements, the Company adopted new accounting guidance for noncontrolling interests in 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 26, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 26, 2010

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Dollars in millions, except per share)

	52 Weeks Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net sales	$3,307.9	$3,442.0	$3,035.4
Cost of Sales:
Cost of sales	2,166.9	2,344.6	2,044.5
Impairment of tradenames	—	88.2	—

Total cost of sales	2,166.9	2,432.8	2,044.5

Gross margin	1,141.0	1,009.2	990.9
Selling, general and administrative expenses	982.4	1,007.2	899.4
Impairment of goodwill	—	42.0	—
Restructuring charges	0.1	0.2	0.2

Operating profit (loss) from continuing operations	158.5	(40.2)	91.3
Interest expense	60.8	75.2	46.7
Interest income	(1.1)	(8.1)	(14.4)
Loss on early extinguishment of debt	1.2	—	—

Net earnings (loss) from continuing operations before income taxes	97.6	(107.3)	59.0
Provision (benefit) for income taxes	9.4	(48.0)	8.6

Net earnings (loss) from continuing operations	88.2	(59.3)	50.4
Earnings (loss) from discontinued operations, net of income taxes	0.1	(0.7)	—

Net earnings (loss)	88.3	(60.0)	50.4
Net earnings attributable to noncontrolling interests	(5.6)	(8.7)	(7.7)

Net earnings (loss) attributable to Collective Brands, Inc.	$82.7	$(68.7)	$42.7

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:
Earnings (loss) from continuing operations	$1.29	$(1.08)	$0.66
Loss from discontinued operations	—	(0.01)	—

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$1.29	$(1.09)	$0.66

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:
Earnings (loss) from continuing operations	$1.28	$(1.08)	$0.65
Loss from discontinued operations	—	(0.01)	—

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$1.28	$(1.09)	$0.65

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	January 30,	January 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$393.5	$249.3
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of January 30, 2010 and January 31, 2009 of $5.5 and $4.2, respectively	95.5	97.5
Inventories	442.9	492.0
Current deferred income taxes	42.1	35.6
Prepaid expenses	48.9	58.7
Other current assets	21.7	25.3
Current assets of discontinued operations	0.5	1.3

Total current assets	1,045.1	959.7
Property and Equipment:
Land	7.0	8.6
Property, buildings and equipment	1,403.1	1,458.6
Accumulated depreciation and amortization	(945.9)	(945.8)

Property and equipment, net	464.2	521.4
Intangible assets, net	445.5	446.0
Goodwill	279.8	281.6
Deferred income taxes	6.5	1.7
Other assets	43.2	40.9

Total Assets	$2,284.3	$2,251.3

LIABILITIES AND EOUITY
Current Liabilities:
Current maturities of long-term debt	$6.9	$24.8
Accounts payable	195.9	173.8
Accrued expenses	181.8	202.7
Current liabilities of discontinued operations	1.3	1.9

Total current liabilities	385.9	403.2
Long-term debt	842.4	888.4
Deferred income taxes	65.5	49.2
Other liabilities	226.3	264.2
Noncurrent liabilities of discontinued operations	0.3	0.3
Commitments and contingencies (Note 18)
Equity:
Collective Brands, Inc. shareowners’ equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 88,130,874 issued; 64,155,911 and 63,724,513 shares outstanding in 2009 and 2008, respectively	0.9	0.9
Treasury stock, $.01 par value; 23,974,963 and 24,406,361 shares in 2009 and 2008, respectively	(0.2)	(0.2)
Additional paid-in-capital	34.7	17.8
Retained earnings	722.1	639.4
Accumulated other comprehensive loss, net of income taxes	(22.3)	(35.6)

Collective Brands, Inc. shareowners’ equity	735.2	622.3
Noncontrolling interests	28.7	23.7

Total equity	763.9	646.0

Total Liabilities and Equity	$2,284.3	$2,251.3

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Collective Brands, Inc. Shareowners’
	Outstanding		Additional		Accumulated Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Interests	Equity	Income (Loss)
	(Dollars in millions, shares in thousands)

Balance at February 3, 2007	64,996	$0.7	$0.7	$698.1	$0.6	$12.7	$712.8

Net earnings	—	—	—	42.7	—	7.7	50.4	$50.4
Translation adjustments	—	—	—	—	14.3	0.1	14.4	14.4
Net change in fair value of derivative, net of taxes of $9.2 (Note 8)	—	—	—	—	(14.3)	—	(14.3)	(14.3)
Changes in unrecognized amounts of pension benefits, net of taxes of $4.5 (Note 10)	—	—	—	—	(6.5)	—	(6.5)	(6.5)
Issuances of common stock under stock plans	1,291	—	8.7	—	—	—	8.7
Purchases of common stock	(2,438)	—	(26.9)	(21.5)	—	—	(48.4)
Amortization of unearned nonvested shares	—	—	4.9	—	—	—	4.9
Income tax benefit of stock option exercise	—	—	2.6	—	—	—	2.6
Stock option expense	—	—	10.0	—	—	—	10.0
Restricted stock cancellation	(96)	—	—	—	—	—	—
Adoption of uncertain tax positions accounting guidance (Note 13)	—	—	—	(11.2)	—	(0.9)	(12.1)
Distributions to noncontrolling interests	—	—	—	—	—	(2.4)	(2.4)

Comprehensive income								44.0
Comprehensive income attributable to noncontrolling interests								(7.8)

Comprehensive income attributable to Collective Brands, Inc.								36.2

Balance at February 2, 2008	63,753	0.7	—	708.1	(5.9)	17.2	720.1

Net (loss) earnings	—	—	—	(68.7)	—	8.7	(60.0)	(60.0)
Translation adjustments	—	—	—	—	(18.9)	(0.7)	(19.6)	(19.6)
Net change in fair value of derivative, net of taxes of $0.8 (Note 8)	—	—	—	—	1.2	—	1.2	1.2
Changes in unrecognized amounts of pension benefits, net of taxes of $7.1 (Note 10)	—	—	—	—	(12.0)	—	(12.0)	(12.0)
Issuances of common stock under stock plans	433	—	1.2	—	—	—	1.2
Purchases of common stock	(153)	—	(1.9)	—	—	—	(1.9)
Amortization of unearned nonvested shares	—	—	11.1	—	—	—	11.1
Stock option expense	—	—	9.5	—	—	—	9.5
Restricted stock cancellation	(308)	—	(2.1)	—	—	—	(2.1)
Contributions from noncontrolling interests	—	—	—	—	—	4.6	4.6
Distributions to noncontrolling interests	—	—	—	—	—	(6.1)	(6.1)

Comprehensive loss								(90.4)
Comprehensive income attributable to noncontrolling interests								(8.0)

Comprehensive loss attributable to Collective Brands, Inc.								(98.4)

Balance at January 31, 2009	63,725	0.7	17.8	639.4	(35.6)	23.7	646.0

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS) — (Continued)

	Collective Brands, Inc. Shareowners’
	Outstanding		Additional		Accumulated Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Interests	Equity	Income (Loss)
	(Dollars in millions, shares in thousands)

Balance at January 31, 2009	63,725	$0.7	$17.8	$639.4	$(35.6)	$23.7	$646.0

Net earnings	—	—	—	82.7	—	5.6	88.3	$88.3
Translation adjustments	—	—	—	—	8.0	0.1	8.1	8.1
Net change in fair value of derivatives, net of taxes of $2.2 (Note 8)	—	—	—	—	3.9	—	3.9	3.9
Changes in unrecognized amounts of pension benefits, net of taxes of $0.3 (Note 10)	—	—	—	—	1.4	—	1.4	1.4
Issuances of common stock under stock plans	882	—	8.2	—	—	—	8.2
Purchases of common stock	(389)	—	(7.6)	—	—	—	(7.6)
Amortization of unearned nonvested shares	—	—	5.4	—	—	—	5.4
Stock option expense	—	—	10.9	—	—	—	10.9
Restricted stock cancellation	(62)	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	5.5	5.5
Distributions to noncontrolling interests	—	—	—	—	—	(6.2)	(6.2)

Comprehensive income								101.7
Comprehensive income attributable to noncontrolling interests								(5.7)

Comprehensive income attributable to Collective Brands, Inc.								$96.0

Balance at January 30, 2010	64,156	$0.7	$34.7	$722.1	$(22.3)	$28.7	$763.9

Outstanding common stock is net of shares held in treasury and is presented net of $0.2 million of treasury stock in 2009, 2008 and 2007, respectively. Treasury stock is accounted for using the par value method. Treasury share activity for the last three years is summarized below:

	2009	2008	2007
	(Shares in thousands)

Balance, beginning of year	24,406	24,378	23,135
Issuances of common stock:
Stock options, employee stock purchases and stock appreciation rights	(507)	(79)	(504)
Deferred compensation plan	(5)	(12)	(8)
Net restricted stock grants	(308)	(34)	(683)

	(820)	(125)	(1,195)

Purchases of common stock	389	153	2,438

Balance, end of year	23,975	24,406	24,378

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(Dollars in millions)

Operating Activities:
Net earnings (loss)	$88.3	$(60.0)	$50.4
(Earnings) loss from discontinued operations, net of income taxes	(0.1)	0.7	—
Adjustments for non-cash items included in net earnings (loss):
Loss on disposal of assets	11.8	25.6	7.2
Impairment of goodwill and indefinite-lived tradenames	—	130.2	—
Depreciation and amortization	143.2	140.9	117.3
Provision for losses on accounts receivable	2.9	3.4	1.5
Share-based compensation expense	16.4	20.7	14.6
Deferred income taxes	3.8	(75.2)	(25.1)
Income tax benefit from share-based compensation	—	—	2.6
Excess tax benefit from share-based compensation	—	—	(2.4)
Interest income on held-to-maturity investments	—	—	(0.6)
Loss on extinguishment of debt	1.2	—	—
Other, net	(0.1)	(0.5)	—
Changes in working capital, exclusive of the effects of acquisitions:
Accounts receivable	0.6	(15.3)	12.7
Inventories	53.2	(29.4)	80.6
Prepaid expenses and other current assets	15.2	35.8	(23.5)
Accounts payable	20.2	(23.4)	(42.0)
Accrued expenses	(24.6)	13.0	(30.7)
Changes in other assets and liabilities, net	(15.2)	0.2	31.5
Contributions to pension plans	(9.5)	(5.3)	(0.8)
Net cash provided by (used in) discontinued operations	0.3	(0.3)	(0.5)

Cash flow provided by operating activities	307.6	161.1	192.8

Investing Activities:
Capital expenditures	(84.0)	(129.2)	(167.4)
Restricted cash	—	—	2.0
Proceeds from sale of property and equipment	2.8	1.1	2.9
Intangible asset additions	(19.0)	—	(0.6)
Purchases of investments	—	—	(6.1)
Sales and maturities of investments	—	—	96.7
Acquisition of businesses, net of cash acquired	—	—	(877.7)

Cash flow used in investing activities	(100.2)	(128.1)	(950.2)

Financing Activities:
Proceeds from notes payable	0.9	—	—
Repayment of notes payable	(0.9)	—	(2.0)
Proceeds from issuance of debt	1.2	—	725.0
Repayment of debt	(66.1)	(8.9)	(55.3)
Proceeds from revolving loan facility	—	215.0	—
Repayment of revolving loan facility	—	(215.0)	—
Payment of deferred financing costs	—	(0.1)	(12.7)
Issuances of common stock	8.2	1.2	8.7
Purchases of common stock	(7.6)	(1.9)	(48.4)
Excess tax benefit from share-based compensation	—	—	2.4
Contributions by noncontrolling interests	5.5	4.6	—
Distribution to noncontrolling interests	(6.2)	(6.1)	(2.4)

Cash flow (used in) provided by financing activities	(65.0)	(11.2)	615.3

Effect of exchange rate changes on cash	1.8	(5.0)	3.2

Increase (decrease) in cash and cash equivalents	144.2	16.8	(138.9)
Cash and cash equivalents, beginning of year	249.3	232.5	371.4

Cash and cash equivalents, end of year	$393.5	$249.3	$232.5

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Collective Brands, Inc. consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing. Payless is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. PLG markets the leading brand of high-quality children’s shoes in the United States under the Stride Rite brand. PLG also markets products for children and adults under well-known brand names, including Sperry Top-Sider, Saucony, and Keds. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless segment.

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

As a result of the 2004 restructuring, as discussed in Note 4, the financial information of the Parade and 26 of the Payless closed stores have been classified as discontinued operations for all periods presented. These Notes to Consolidated Financial Statements, except where otherwise indicated, relate to continuing operations only.

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2009, 2008 and 2007 ended on January 30, 2010, January 31, 2009, and February 2, 2008, respectively. Fiscal years 2009, 2008, and 2007 contain 52 weeks of results. References to years in these financial statements and notes relate to fiscal years rather than calendar years.

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported within the Consolidated Financial Statements. Actual results could differ from these estimates.

Net Sales

Net sales (“sales”) for transactions at the Company’s retail stores are recognized at the time the sale is made to the customer. Sales for wholesale and e-commerce transactions are recognized when title passes and the risks or rewards of ownership have transferred to the customer based on the shipping terms, the price is fixed and determinable, and collectibility is reasonably assured. All sales are net of estimated returns, current promotional discounts and exclude sales tax.

The Company has established an allowance for merchandise returns and markdowns based on historical experience, product sell-through performance by product and customer, current and historical trends in the footwear industry and changes in demand for its products. The returns allowance is recorded as a reduction to revenues for the estimated sales value of the projected merchandise returns and as a reduction in cost of sales for the corresponding cost amount. Allowances for markdowns are recorded as a reduction of revenue based on historical experience. From time to time actual results will vary from the estimates that were previously established. Due to the existence of monitoring systems, the Company’s visibility into its wholesale customers’ inventory levels and ongoing communication with its wholesale customers, the Company is able to identify and reflect in its financial statements in a timely manner variances from estimates previously established.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total Cost of Sales

Total cost of sales includes the cost of merchandise sold and the Company’s buying, occupancy, warehousing, product development and product movement costs, as well as depreciation of stores and the distribution centers, net litigation charges related to intellectual property, store impairment charges and tradename impairments.

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

Advertising Costs

Advertising costs and sales promotion costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising and sales promotion costs of $145.5 million, $160.9 million and $131.8 million in 2009, 2008 and 2007, respectively.

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

Share-Based Compensation Expense

Compensation expense associated with share-based awards is recognized over the requisite service period, which for the Company is the period between the grant date and the award’s stated vesting term.

Share-based awards are expensed under the straight-line attribution method, with the exception of market or performance-based nonvested shares that are expensed under the tranche specific attribution method.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is evaluated quarterly and the forfeiture rate is adjusted as necessary. For performance-based stock-settled stock appreciation rights (“SARs”), compensation expense is recorded over the vesting period based on estimates of achieving the performance goal. Ultimately, with the exception of market-based awards, the actual expense recognized over the vesting period will be based on only those shares that vest.

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

The Company’s estimate of uncertainty in income taxes is based on the framework established in the income taxes accounting guidance. This guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company includes its reserve for unrecognized tax benefits, as well as related accrued penalties and interest, in other long term liabilities on its Consolidated Balance Sheets and in the provision for income taxes in its Consolidated Statements of Earnings (Loss).

The Company records valuation allowances against its deferred tax assets, when necessary, in accordance with the framework established in the income taxes accounting guidance. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. The Company assesses the likelihood that its deferred tax assets in each of the jurisdictions in which it operates will be recovered from future taxable income. Deferred tax assets are reduced by a valuation allowance to recognize the extent to which, more likely than not, the future tax benefits will not be realized.

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $12.3 million and $14.2 million for the settlement of credit card transactions are included in cash and cash equivalents as of January 30, 2010, and January 31, 2009, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company makes ongoing estimates relating to the net realizable value of inventories, based upon its assumptions about future demand and market conditions. If the Company’s estimate of the net realizable value of its inventory is less than the cost of the inventory recorded on its books, a reserve is recorded equal to the difference between the cost of the inventory and the estimated net realizable value. If changes in market conditions result in reductions in the estimated net realizable value of the Company’s inventory below the previous estimate, the Company increases its reserve in the period in which it made such a determination. If changes in market conditions result in an increase in the estimated net realizable value of the Company’s inventory above its previous estimate, such recoveries would be recognized as the related goods are sold.

Substantially all of the Company’s inventories are finished goods.

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

Buildings	10 to 30 years
Leasehold improvements	the lesser of 10 years or the remaining expected lease term that is reasonably assured (which may exceed the current non-cancelable term)
Furniture, fixtures and equipment	2 to 10 years
Property under capital lease	10 to 30 years

The following is a summary of the components of property and equipment:

(Dollars in millions)	2009	2008

Buildings and leasehold improvements	$712.8	$731.7
Furniture, fixtures and equipment	655.7	686.7
Property under capital leases	1.0	3.1
Projects in progress	33.6	37.1

	$1,403.1	$1,458.6

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for 2009, 2008 and 2007 was $121.5 million, $116.9 million and $102.5 million, respectively.

Property and equipment are reviewed for recoverability on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the assets is recoverable. Undiscounted estimated future cash flows are used to determine if impairment exists. If impairment exists, the Company uses discounted cash flows to calculate impairment. The Company uses current operating results and historical performance to estimate future cash flows on a store-by-store basis. Excluding exit costs as discussed in Note 3, total impairment charges related to assets held and used were $6.0 million, $18.1 million, and $1.9 million in 2009, 2008 and 2007, respectively. These charges are included in cost of sales within the Consolidated Statement of Earnings (Loss). Of the $6.0 million impairment charge in 2009, $4.8 million is included in the Payless Domestic reporting segment, $1.0 million is included in the PLG Retail reporting segment and $0.2 million is included in the Payless International reporting segment.

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

Foreign Currency Translation

Local currencies are the functional currencies for most foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income (loss) and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange. As of fiscal year-end 2009, 2008 and 2007, cumulative translation adjustments included in accumulated other comprehensive income (loss) were $12.8 million, $4.8 million and $23.7 million, respectively.

For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. Dollar as their functional currency, net non-monetary assets are translated at historical rates and net monetary assets are translated at current rates. Transaction adjustments are included in the determination of net earnings (loss).

Asset Retirement Obligations

The Company records a liability equal to the fair value of the estimated future cost to retire an asset, if the liability’s fair value can be reasonably estimated. The Company’s asset retirement obligation (“ARO”) liabilities are primarily associated with the disposal of personal property and trade fixtures which, at the end of a lease, the Company is contractually obligated to remove in order to restore the facility back to a condition specified in the lease agreement. The Company estimates the fair value of these liabilities based on current store closing costs and discounts the costs back as if they were to be performed at the inception of the lease. At the inception of such a lease, the Company records the ARO as a liability and also records a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the Consolidated Statements of Earnings (Loss).

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s ARO liability as of January 30, 2010 and January 31, 2009 was $8.2 million and $8.4 million, respectively. There were no significant liabilities incurred, liabilities settled, nor accretion expense as of January 30, 2010 and January 31, 2009.

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

The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future reporting unit cash flows. If the Company determines that the estimated fair value of any reporting unit is less than the reporting unit’s carrying value, then it will recognize an impairment charge. As of January 30, 2010, the Company’s goodwill balance was $279.8 million.

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

The estimated useful life for each class of intangible assets is as follows:

Favorable lease rights	A weighted-average period of 5 years. Favorable lease rights are amortized over the term of the underlying lease, including renewal options in instances where failure to exercise renewals would result in an economic penalty.
Tradenames and other intangible assets	4 to 20 years
Customer relationships	2 to 8 years

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

The estimate of fair value is highly subjective and requires significant judgment. If the Company determines that the estimated fair value of any intangible asset is less than the reporting unit’s carrying value, then it will recognize an impairment charge. The Company’s intangible assets’ book value, net of amortization, was $445.5 million as of January 30, 2010.

Derivatives

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments and forward contracts to hedge a portion of certain foreign currency purchases. The Company records all derivative instruments on the Consolidated Balance Sheet as either assets or liabilities measured at fair value in accordance with the framework established for derivatives and hedging and the framework established for fair value

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurements and disclosures. For interest rate contracts, the Company uses a mark-to-market valuation technique based on an observable interest rate yield curve and adjusts for credit risk. For foreign currency contracts, the Company uses a mark-to-market technique based on observable foreign currency exchange rates and adjusts for credit risk. Changes in the fair value of these derivative instruments are recorded either through net earnings (loss) or as other comprehensive income (loss), depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified into earnings in the periods in which earnings are impacted by the hedged item.

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

Supplemental Cash Flow Information

	52 Weeks Ended
	January 30,	January 31,	February 2,
(Dollars in millions)	2010	2009	2008

Interest paid	$60.1	$69.1	$34.5
Income taxes paid	$14.3	$7. 4	$13.1
Non-cash investing and financing activities:
Accrued capital additions	$13.1	$16.7	$25.3
Capital lease additions	$—	$—	$1 .2

Note 2 —	Acquisitions

On August 17, 2007, the Company completed the acquisition of 100% of the equity of PLG. The purchase price of PLG was approximately $787 million, net of cash acquired, including transaction costs. Effective March 30, 2007, the Company acquired 100% of the partnership interest of Collective Licensing, LP (“Collective Licensing”) for approximately $91 million, net of cash acquired. Net assets for both acquisitions were recorded at their estimated fair values, and operating results were included in the Company’s Consolidated Financial Statements as of the dates of acquisition.

Pro forma Financial Information

The following pro forma combined results of operations for the 52 weeks ended February 2, 2008 for the acquisitions of PLG and Collective Licensing have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that will be achieved by the combined company in the future.

The pro forma combined results of operations assume that the acquisitions of PLG and Collective Licensing occurred at the beginning of the 2007 fiscal year. The results have been prepared by adjusting the historical results of the Company to include the historical results of PLG and Collective Licensing, the incremental interest expense and the impact of the preliminary purchase price allocations discussed above. The pro forma combined results of operations do not include any cost savings that may result from the combination of the Company and PLG and Collective Licensing or any estimated costs that will be incurred by the Company to integrate the businesses.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

52 Weeks Ended
February 2, 2008
(Dollars
in millions, except per share)

Net sales	$3,495.3
Net earnings attributable to Collective Brands, Inc.	37.6

Basic earnings per share attributable to Collective Brands, Inc.	$0.58
Diluted earnings per share attributable to Collective Brands, Inc.	$0.57

Note 3 —	Exit Costs

During 2007, the Company’s Board of Directors approved a plan to shift to a new distribution model. As part of the plan, the Company opened a new distribution center in Brookville, Ohio, which began operation in the fourth quarter of 2008. This distribution center is in addition to the Company’s Redlands, California distribution center that commenced operations in the second quarter of 2007. The Company closed its distribution center in Topeka, KS in the second quarter of 2009. The Company has incurred and paid all of the exit costs related to closing its distribution center in Topeka, KS. The costs, which have been incurred since the first quarter of 2007, total approximately $12 million, consisting of approximately $3 million of non-cash accelerated depreciation expenses, approximately $6 million for employee severance expenses, and approximately $3 million related to contract termination and other exit costs. The exit costs are recorded as cost of sales in the Consolidated Statements of Earnings and are included in the Payless Domestic segment.

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

The significant components of the PLG Exit Costs incurred as of January 30, 2010, are summarized as follows:

	Total Costs	Accrual			Accrual
	Incurred as of	Balance as of	52 Weeks Ended January 30,		Balance as of
	January 30,	January 31,	2010		January 30,
	2010	2009	Costs Incurred	Cash Payments	2010
	(Dollars in millions)

Employee severance costs	$16.4	$5.7	$—	$(4.8)	$0.9
Contract termination and other costs	2.5	1.0	—	(0.8)	0.2

Total	$18.9	$6.7	$—	$(5.6)	$1.1

Note 4 —	Discontinued Operations

The results of operations for the 52 weeks ended January 30, 2010, January 31, 2009, and February 2, 2008, for Parade and 26 Payless stores closed in connection with the 2004 restructuring plan are classified as discontinued operations within the Payless Domestic segment.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2009
Quarter	First	Second	Third	Fourth	Year
	(Dollars in millions, except per share)

Net sales	$862.9	$836.3	$867.0	$741.7	$3,307.9
Gross margin	309.8	275.7	311.8	243.7	1,141.0
Net earnings (loss) from continuing operations	38.3	18.8	38.2	(7.1)	88.2
(Loss) earnings from discontinued operations, net of income taxes	(0.1)	—	(0.1)	0.3	0.1
Net earnings attributable to noncontrolling interests	(0.2)	(0.1)	(1.2)	(4.1)	(5.6)

Net earnings (loss) attributable to Collective Brands, Inc.	$38.0	$18.7	$36.9	$(10.9)	$82.7

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)
Basic earnings (loss) from continuing operations	$0.59	$0.29	$0.58	$(0.18)	$1.29
Earnings from discontinued operations	—	—	—	0.01	—

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$0.59	$0.29	$0.58	$(0.17)	$1.29

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)
Earnings (loss) from continuing operations	$0.59	$0.29	$0.57	$(0.18)	$1.28
Earnings from discontinued operations	—	—	—	0.01	—

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$0.59	$0.29	$0.57	$(0.17)	$1.28

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008
Quarter	First	Second	Third	Fourth(2)	Year
	(Dollars in millions, except per share)

Net sales	$932.4	$911.7	$862.7	$735.2	$3,442.0
Gross margin	305.1	282.8	298.7	122.6	1,009.2
Net earnings (loss) from continuing operations	21.7	9.6	49.2	(139.8)	(59.3)
(Loss) earnings from discontinued operations, net of income taxes	(0.4)	(0.1)	0.1	(0.3)	(0.7)
Net earnings attributable to noncontrolling interests	(1.6)	(1.4)	(1.8)	(3.9)	(8.7)

Net earnings (loss) attributable to Collective Brands, Inc.	$19.7	$8.1	$47.5	$(144.0)	$(68.7)

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)
Earnings (loss) from continuing operations	$0.31	$0.13	$0.74	$(2.28)	$(1.08)
Loss from discontinued operations	(0.01)	—	—	—	(0.01)

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$0.30	$0.13	$0.74	$(2.28)	$(1.09)

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)
Earnings (loss) from continuing operations	$0.31	$0.13	$0.74	$(2.28)	$(1.08)
Loss from discontinued operations	(0.01)	—	—	—	(0.01)

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$0.30	$0.13	$0.74	$(2.28)	$(1.09)

(1)	Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(2)	Fourth quarter 2008 financial information includes the impact of the impairment of goodwill ($42.0 million), the impairment of tradenames ($88.2 million) and tangible asset impairment and other charges ($19.3 million), partially offset by net litigation insurance recoveries ($16.8 million).

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Intangible Assets and Goodwill

The following is a summary of the Company’s intangible assets:

	January 30,	January 31,
	2010	2009
	(Dollars in millions)

Intangible assets subject to amortization:
Favorable lease rights:
Gross carrying amount	$30.4	$33.2
Less: accumulated amortization	(22.2)	(22.3)

Carrying amount, end of period	8.2	10.9

Customer relationships:
Gross carrying amount	76.3	76.3
Less: accumulated amortization	(36.5)	(22.0)

Carrying amount, end of period	39.8	54.3

Trademarks and other intangible assets:
Gross carrying amount	38.5	21.5
Less: accumulated amortization	(6.5)	(6.2)

Carrying amount, end of period	32.0	15.3

Total carrying amount of intangible assets subject to amortization	80.0	80.5
Indefinite-lived trademarks	365.5	365.5

Total intangible assets	$445.5	$446.0

Amortization expense on intangible assets is as follows:

	52 Weeks Ended
	January 30,	January 31,	February 2,
	2010	2009	2007
	(Dollars in millions)

Amortization expense on intangible assets	$19.5	$21.8	$12.6

The Company expects amortization expense for the next five years to be as follows (In millions):

Year	Amount

2010	$16.6
2011	13.6
2012	11.1
2013	9.6
2014	8.2

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the carrying amount of goodwill, by reporting segment:

	Payless	PLG	PLG
	Domestic	Wholesale	Retail	Consolidated
	(Dollars in millions)

Balance as of February 2, 2008	$40.2	$238.8	$42.0	$321.0
Adjustment to PLG purchase price allocation	—	2.6	—	2.6
Impairment of goodwill	—	—	(42.0)	(42.0)

Balance as of January 31, 2009	$40.2	$241.4	$—	$281.6
Adjustment to PLG purchase price allocation	—	(1.8)	—	(1.8)

Balance as of January 30, 2010	$40.2	$239.6	$—	$279.8

Accumulated goodwill impairment losses	$—	$—	$(42.0)	$(42.0)

During the 52 weeks ended January 30, 2010, the Company made adjustments, primarily based on changes to exit liabilities, to the PLG purchase price allocation totaling $1.8 million which resulted in a decrease in goodwill for the PLG Wholesale segment.

Note 7 —	Long-term Debt

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

The Term Loan Facility matures on August 17, 2014. The Term Loan Facility amortizes quarterly in annual amounts of 1.0% of the original amount, with the final installment payable on the maturity date. The Term Loan Agreement provides for mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction. The mandatory prepayment is not required if the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0 to 1.0 at fiscal year end. Based on the Company’s leverage ratio as of January 30, 2010, it is not required to make such a mandatory prepayment in 2010. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans.

The Revolving Loan Facility matures on August 17, 2012. The Revolving Loan Facility bears interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels and commitment fees payable on the unborrowed balance of 0.25%. The facility will be available as needed for general corporate purposes. The variable interest rate including the applicable variable margin at January 30, 2010, was 1.25%. As of January 30, 2010, the Company’s borrowing base on its Revolving Loan Facility was $256.8 million less $33.8 million in outstanding letters of credit, or $223.0 million.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. Under the terms of the note covenants the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption prices set forth below, plus accrued and unpaid interest, if any, on the Notes redeemed, to the applicable redemption date:

Redemption Period	Percentage

Through July 31, 2010	102.750%
August 1, 2010 through July 31, 2011	101.375%
August 1, 2011 and thereafter	100.000%

The Loan Facilities and the Senior Subordinated Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of debt or make certain investments. As of January 30, 2010, the Company was in compliance with all of its covenants.

In the fourth quarter of 2009, not including the required quarterly payment, the Company repaid $18.0 million of its outstanding Term Loan Facility balance and redeemed $22.0 million of its outstanding Senior Subordinated Notes. As a result of these payments, the Company recorded a loss on extinguishment of debt of $1.2 million.

Long-term debt and capital-lease obligations were:

	2009	2008
	(Dollars in millions)

Term Loan Facility(1)	$673.4	$715.9
Senior Subordinated Notes(2)	173.7	196.2
Revolving Loan Facility	—	—
Capital-lease obligations	1.0	1.1
Other long-term debt	1.2	—

Total debt	849.3	913.2
Less: current maturities of long-term debt	6.9	24.8

Long-term debt	$842.4	$888.4

(1)	As of January 30, 2010 and January 31, 2009, the fair value of the Term Loan was $653.2 million and $486.8 million, respectively, based on market conditions as of those dates and perceived risks.

(2)	At January 30, 2010, the $175.0 million of 8.25% Senior Subordinated Notes are recorded at $173.7 million (net of $1.3 million discount) and the fair value of the Senior Subordinated Notes was $178.5 million based on recent trading activity. At January 31, 2009, the $198 million of Senior Subordinated Notes were recorded at $196.2 million (net of $1.8 million discount) and the fair value of the Senior Subordinated Notes was $158.4 million based on trading activity as of that date.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future debt maturities as of January 30, 2010 are as follows:

	Senior			Other
	Subordinated	Term Loan	Capital-Lease	Long-Term
	Notes	Facility	Obligations	Debt	Total
	(Dollars in millions)

2010	$—	$6.9	$0.1	$—	$7.0
2011	—	6.9	0.1	1.2	8.2
2012	—	6.9	0.1	—	7.0
2013	175.0	6.9	0.1	—	182.0
2014	—	645.8	0.1	—	645.9
Thereafter	—	—	0.5	—	0.5

Total	$175.0	$673.4	$1.0	$1.2	$850.6

Note 8 —	Derivatives

The Company has entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million Term Loan Facility (“interest rate contract”). The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of January 30, 2010, the Company has hedged $310 million of its Term Loan Facility.

The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through August 2010. As of January 30, 2010, the Company has hedged $13.1 million of its forecasted foreign currency purchases.

The interest rate and foreign currency contracts are designated as cash flow hedging instruments. The change in the fair value of the interest rate and foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following table presents the fair value of the Company’s hedging portfolio related to its interest rate contract and foreign currency contracts:

	Location on	Fair Value
	Consolidated	January 30,	January 31,
	Balance Sheet	2010	2009
		(Dollars in millions)

Interest rate contract	Other liabilities	$5.4	$21.5
Interest rate contract	Accrued expenses	$10.0	$—
Foreign currency contracts	Accrued expenses	$0.1	$—
Foreign currency contracts	Other current assets	$0.1	$—

For the interest rate contract, the Company uses a mark-to-market valuation technique based on an observable interest rate yield curve and adjusts for credit risk. For the foreign currency contracts, the Company uses a mark-to-market valuation technique based on observable foreign currency exchange rates and adjusts for credit risk. It is the Company’s policy to enter into derivative instruments with terms that match the underlying exposure being hedged. As such, the Company’s derivative instruments are considered highly effective, and the net gain or loss from hedge ineffectiveness is not material. Realized gains or losses on the hedging instruments occur when a

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

portion of the hedge settles or if it is probable that the forecasted transaction will not occur. The impact of the derivative instruments on the Consolidated Financial Statements is as follows:

	Loss Recognized in
	AOCI on Derivative			Loss Reclassified from AOCI into Earnings
	52 Weeks Ended		Location on Consolidated	52 Weeks Ended
	January 30,	January 31,	Statement of Earnings	January 30,	January 31,
	2010	2009	(Loss)	2010	2009
	(Dollars in millions)

Interest rate contract	$(5.6)	$(4.9)	Interest expense	$(9.5)	$(6.1)
Foreign currency contracts	$(0.6)	$—	Cost of sales	$(0.6)	$—

The Company expects approximately $10 million of the fair value of the interest rate contract recorded in AOCI to be recognized in earnings during the next 12 months. This amount may vary based on changes to LIBOR.

Note 9 —	Fair Value Measurements

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

The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis (not including the Company’s pension plan assets). The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
	Quoted Prices in	Significant	Significant
	Active Markets	Observable Other	Unobservable Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total Fair Value
	(Dollars in millions)

As of January 30, 2010
Financial assets:
Money market funds	$301.3	$—	$—	$301.3
Foreign currency contracts	$—	$0.1	$—	$0.1
Financial liabilities:
Interest rate contract	$—	$15.4	$—	$15.4
Foreign currency contracts	$—	$0.1	$—	$0.1
As of January 31, 2009
Financial assets:
Money market funds	$173.7	$—	$—	$173.7
Financial liabilities:
Interest rate contract	$—	$21.5	$—	$21.5

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Pension Plans

The Company has a pension plan that covers a select group of Payless management employees (“Payless Plan”) and a pension plan that covers certain PLG employees (“PLG Plan”). To calculate pension expense, the Company uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually by management for reasonableness. The measurement date used for these plans for the 2009 actuarial valuation was January 30, 2010.

Payless Plan

The Payless Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan.

Effective January 1, 2008, the Company amended the Payless Plan. The amendment provided the select group of management employees a transition benefit and changed the plan’s benefit formula. The change in the benefit plan did not trigger the recognition of the plan’s unrecognized expense.

Included in AOCI are the following amounts that have not yet been recognized in net periodic benefit cost:

	Unrecognized
	Prior Service	Unrecognized
	Cost	Losses/(Gains)	Total AOCI
	(Dollars in millions)

Reconciliation of accumulated other comprehensive income:
Amount at January 31, 2009	$10.2	$7.2	$17.4
Amortization recognized	(1.6)	(0.5)	(2.1)
New amounts recognized	—	6.6	6.6

Amount at January 30, 2010	$8.6	$13.3	$21.9

The amount of unrecognized loss and prior service cost included in AOCI and expected to be recognized in net periodic benefit cost during fiscal year 2010 is $1.3 million and $1.6 million, respectively.

The following information provides a summary of the funded status of the plan, amounts recognized in the Consolidated Balance Sheets, and major assumptions used to determine these amounts:

	2009	2008
	(Dollars in millions)

Change in projected benefit obligation:
Obligation at beginning of year	$40.1	$41.0
Service cost	0.6	0.4
Interest cost	2.5	2.4
Actuarial loss (gain)	6.6	(1.3)
Benefits paid	(3.2)	(2.4)

Obligation at end of year	$46.6	$40.1

Assumptions:
Discount rate	5.00%	6.50%
Salary increases	4.0%	4.0%

As the plan is unfunded, the total benefit obligation at the end of each fiscal year is recognized as a liability on the Consolidated Balance Sheet. Of the $46.6 million liability recognized as of January 30, 2010, $9.6 million is

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in accrued expenses and $37.0 million is recorded in other liabilities. The accumulated benefit obligation as of January 30, 2010 and January 31, 2009 was $42.5 million and $36.8 million, respectively.

Employer benefits paid were $3.2 million in the current year.

The components of net periodic benefit costs for the plan were:

	2009	2008	2007
	(Dollars in millions)

Components of pension expense:
Service cost	$0.6	$0.4	$1.0
Interest cost	2.5	2.4	1.8
Amortization of prior service cost	1.6	1.6	0.5
Amortization of actuarial loss	0.5	0.7	0.6

Total	$5.2	$5.1	$3.9

Assumptions:
Discount rate	6.50%	6.50%	6.00%
Salary increases	4.0%	4.0%	4.0%

Estimated future benefit payments for the next five years and the aggregate amount for the following five years for this plan are:

(Dollars in millions)

2010	$9.6
2011	3.6
2012	3.7
2013	3.9
2014	4.1
2015-2019	24.1

PLG Plan

In connection with the PLG acquisition, the Company acquired a non-contributory defined benefit pension plan covering certain eligible PLG associates. Effective December 31, 2006, PLG stopped the accrual of future benefits for this plan. All retirement benefits that employees earned as of December 31, 2006 were preserved. Certain salaried, management, sales and non-production hourly associates accrued pension benefits based on the associate’s service and compensation. Prior to the freezing of the plan, production associates accrued pension benefits at a fixed unit rate based on service.

Included in AOCI are the following amounts that have not yet been recognized in net periodic pension cost:

2009
(Dollars in millions)

Amount at February 1, 2009	$26.2
Amortization recognized	(1.8)
New amounts recognized	(4.0)

Amount at January 30, 2010	$20.4

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about PLG’s defined benefit pension plan:

	2009	2008
	(Dollars in millions)

Change in projected benefit obligation:
Obligation at prior measurement date	$73.5	$69.1
Service cost	—	—
Interest cost	4.5	4.4
Plan amendments	—	—
Actuarial loss	3.4	2.7
Benefits paid	(3.0)	(2.7)

Obligation at end of year	$78.4	$73.5

Assumptions:
Discount rate	5.90%	6.25%
Salary increases	n/a	n/a

The following table summarizes the change in plan assets:

	2009	2008
	(Dollars in millions)

Fair value of plan assets at prior measurement date	$44.3	$57.0
Actual return on plan assets	11.1	(15.3)
Employer contributions	9.5	5.3
Benefits paid	(3.0)	(2.7)

Fair value of plan assets at end of year	$61.9	$44.3

Underfunded status at end of year	$(16.5)	$(29.2)

The $16.5 million and $29.2 million liabilities recognized as of January 30, 2010 and January 31, 2009, respectively, are included in other long-term liabilities on the Consolidated Balance Sheet.

The components of net periodic benefit costs for the plan were:

	2009	2008	2007
	(Dollars in millions)

Service cost	$—	$—	$—
Interest cost	4.5	4.4	2.0
Expected return on assets	(3.6)	(4.8)	(2.2)
Amortization of actuarial loss	1.8	—	—

Net periodic benefit cost (income)	$2.7	$(0.4)	$(0.2)

Assumptions:
Discount rate	6.25%	6.50%	6.50%
Expected long-term return on plan assets	8.25%	8.25%	8.25%
Salary increases	n/a	n/a	n/a

The accumulated benefit obligation as of January 30, 2010 and January 31, 2009 was $78.4 million and $73.5 million, respectively.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects $1.2 million of net loss included in AOCI to be recognized in net periodic benefit cost during fiscal year 2010.

In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the plan’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change annual expense by approximately $0.2 million. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $0.1 million in the annual expense. As the result of stopping the accrual of future benefits, a salary growth assumption is no longer applicable.

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

The Company’s written investment policy for the PLG Plan establishes investment principles and guidelines and defines the procedures that will be used to control, evaluate and monitor the investment practices for the plan. An administrative committee designated by the Board of Directors provides investment oversight for the plan. Stated investment objectives are:

•	Maintain a portfolio of secure assets of appropriate liquidity and diversification that will generate investment returns, combined with expected future contributions, that should be sufficient to maintain the plan’s funded state or improve the funding level of the plan if it is in deficit.

•	To control the long-term costs of the plan by maximizing return on the assets subject to meeting the objectives above.

The plan’s target allocation per the investment policy and weighted average asset allocations by asset category are:

	Target
	Allocation	2009	2008

Domestic equity securities	48% - 58%	47%	44%
International equity securities	10% - 14%	10%	10%
Domestic fixed income securities	32% - 38%	41%	39%
Cash	0% - 5%	2%	7%

		100%	100%

The portfolio is designed to achieve a balanced return of current income and modest growth of capital, while achieving returns in excess of the rate of inflation over the investment horizon in order to preserve purchasing power of plan assets. All plan assets are required to be invested in liquid securities. While the Company is outside of its target range for certain asset categories as of January 30, 2010, it is still within the guidelines set forth by the investment policy.

The PLG pension plan assets are valued at fair value. The Company’s estimates of fair value for these pension plan assets are based on the framework established in the fair value accounting guidance. The three levels of the hierarchy are as follows:

Level 1:  observable inputs such as quoted prices in active markets

Level 2:	inputs other than the quoted prices in active markets that are observable either directly or indirectly

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3:	unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

The following table presents the PLG pension plan assets that the Company measures at fair value on a recurring basis. The Company has classified these financial assets in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
	Quoted	Significant
	Prices in	Observable	Significant
	Active	Other	Unobservable	Total
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in millions)

As of January 30, 2010:
Domestic equity securities	$2.4	$26.3	$—	$28.7
International equity securities	—	6.5	—	6.5
Domestic fixed income securities	25.2	—	—	25.2
Cash	1.5	—	—	1.5

Total	$29.1	$32.8	$—	$61.9

As of January 31, 2009:
Domestic equity securities	$1.7	$17.9	$—	$19.6
International equity securities	—	4.6	—	4.6
Domestic fixed income securities	17.1	—	—	17.1
Cash	3.0	—	—	3.0

Total	$21.8	$22.5	$—	$44.3

The Company does not plan to contribute to this pension plan during the 2010 fiscal year. The Company’s future contributions will depend upon market conditions, interest rates and other factors and may vary significantly in future years based upon the plan’s funded status as of the 2010 measurement date.

Estimated future benefit payments for the next five years and the aggregate amount for the following five years for this plan are:

(Dollars in millions)

2010	$3.2
2011	3.3
2012	3.5
2013	3.7
2014	3.9
2015-2019	22.9

Note 11 —	Defined Contribution Plans

The Company has two qualified profit sharing plans offered by Payless ShoeSource (“Payless Profit Sharing Plans”) that cover full-time associates who have worked for the Company for 60 days and have attained age 21 or part-time associates who have completed one full year of employment and have attained age 21. The Payless Profit Sharing Plans are defined contribution plans that provide for Company contributions at the discretion of the Board of Directors. Full-time associates are eligible for a Company matching contribution upon completion of 180 days of employment. Part-time associates must complete one full year of employment to be eligible for the Company match. Effective February 26, 2009, beginning with the 2009 plan year, the Payless Profit Sharing Plans were

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended to provide that the Company has discretion to contribute up to 2.5% of its pre-tax earnings from continuing operations as defined by the Payless Profit Sharing Plans. Associate contributions up to 5% of their pay are eligible for the match. Prior to the February 26, 2009 amendment, the Payless Profit Sharing Plans provided for a minimum guaranteed Company matching contribution of $0.25 per $1.00 contributed by Associates up to 5% of their pay. The maximum Company matching contribution to be made by the Company was 2.5% of the Company’s pre-tax earnings from continuing operations. Associates may voluntarily contribute to the Payless Profit Sharing Plans on both a pre-tax and after-tax basis. Total profit sharing contributions made for the Plans for the 2009, 2008 and 2007 plan years were $2.6 million, $2.4 million and $3.0 million, respectively.

PLG also provides a qualified defined contribution plan for its associates. This qualified defined contribution plan enables eligible associates to defer a portion of their salary to be held by the trustees of the plan. Total profit sharing contributions for this plan for 2009, 2008 and 2007 plan years were $2.6 million, $3.0 million and $1.1 million respectively. Effective April 1, 2009, the matching contribution is 100% on the first 3% of salary deferred and 50% on the next 3% of salary deferred. Matching contributions are made on a regular basis as salary is deferred and are not subject to a true-up at the end of the year.

Note 12 —	Share-Based Compensation

Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SARs”) and cash-settled stock appreciation rights (“cash-settled SARs”), as well as full value vehicles consisting of nonvested shares and phantom stock units. Appreciation vehicles granted under the 1996 and 2006 Stock Incentive Plans are granted at the fair market value on the date of grant and may be exercised only after stated vesting dates or other vesting criteria, as applicable, have been achieved. Generally, vesting of appreciation vehicles is conditioned upon continued employment with the Company, although appreciation vehicles may be exercised during certain periods following retirement, termination, disability or death. Historically, the Company has used treasury shares for settlement of share-based compensation.

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

On May 25, 2006, the Company’s shareowners approved the 2006 Stock Incentive Plan. On May 21, 2009, the 2006 Stock Incentive Plan was amended to allow the Company to grant a maximum of 4,987,000 shares. Appreciation vehicles to be granted under the plan have a maximum term of seven years and can vest on a graded schedule, a cliff basis or based on performance. The exercise price of an appreciation vehicle may not be less than the fair market value of the Company’s stock on the grant date. Associates who receive full value vehicles pay no monetary consideration. Awards under the 2006 Stock Incentive Plan can be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to seven years, as determined at the date of grant.

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

350,000 shares of common stock, subject to adjustment for changes in the Company’s capital structure. The Company may not, without stockholder approval, amend the Director Plan in a manner that would increase the number of shares of common stock available for awards, decrease the exercise price of any award, or otherwise materially increase benefits or modify eligibility requirements.

Under the Company’s Amended Stock Purchase Plan, a maximum of 6,000,000 shares of the Company’s common stock may be purchased by employees at a 5% discount. The current terms of the Stock Purchase Plan are such that the plan is non-compensatory. As a result, the purchase of shares by employees does not give rise to compensation cost.

Stock Options

Transactions for stock options for fiscal year 2009 as well as information about stock options outstanding, vested or expected to vest, and exercisable at January 30, 2010 were as follows:

	52 Weeks Ended January 30, 2010		As of January 30, 2010
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
	(Units in thousands)		(In years)	(In millions)

Outstanding at beginning of period	2,657	$19
Granted	—	—
Exercised	(442)	16
Forfeited or expired	(45)	18

Outstanding at end of period	2,170	19	2	$2.9
Vested and expected to vest at end of period	2,170	19	2	2.9
Exercisable at end of period	2,170	19	2	2.9

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.

The total intrinsic value of options exercised during 2009 was $2.3 million. Cash received from option exercises for 2009 was $7.2 million excluding cash received from the Company’s employee stock purchase and deferred compensation plans. There was not a significant tax benefit realized for the deductions from options exercised during 2009. There were no stock options exercised during 2008 and therefore no cash received from options exercised nor any tax benefit realized on exercises in 2008. The total intrinsic value of options exercised during 2007 was $6.5 million. Cash received from option exercises for 2007 was $8.2 million excluding cash received from the Company’s employee stock purchase and deferred compensation plans. The tax benefit realized for the deductions from options exercised during 2007 was $2.6 million. The Company did not grant any stock options in 2009, 2008 or 2007.

Stock-settled SARs

During 2009, the Company granted 1,347,443 maximum share equivalents in the form of 2,021,164 stock-settled SARs under the 2006 Stock Incentive Plan. Of this amount, 1,493,823 stock-settled SARs are subject to a three-year graded vesting schedule and 527,341 stock-settled SARs are subject to a three-year cliff vesting schedule. None of the vesting requirements are based on any performance conditions.

Upon exercise of a stock-settled SAR, employees will receive a number of shares of common stock equal in value to the appreciation in the fair market value of the underlying common stock from the grant date to the exercise date of the stock-settled SAR. All of the stock-settled SARs issued by the Company to-date contain an appreciation

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cap, which limits the appreciation for which shares of common stock will be granted to 200% of the fair market value of the underlying common stock on the grant date of the stock-settled SAR. As a result of the appreciation cap, a maximum of 2/3 of a share of common stock may be issued for each stock-settled SAR granted.

Transactions for stock — settled SARs for fiscal year 2009 and information about stock-settled SARs outstanding, stock-settled SARs vested or expected to vest and stock-settled SARs exercisable at January 30, 2010 were as follows:

	52 Weeks Ended January 30, 2010
			Weighted	As of January 30, 2010
	Maximum		Average	Weighted Average	Aggregate
	Share	Stock-Settled	Exercise	Remaining	Intrinsic
	Equivalents	SARs	Price	Contractual Life	Value
	(Units in thousands)			(In years)	(In millions)

Outstanding at beginning of period	2,199	3,298	$22
Granted	1,347	2,021	11
Exercised	(18)	(27)	17
Forfeited or expired	(119)	(178)	18

Outstanding at end of period	3,409	5,114	18	5	$21.9
Vested and expected to vest at end of period	3,296	4,944	18	5	20. 8
Exercisable at end of period	1,097	1,645	24	4	1.3

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.

The total intrinsic value of stock-settled SARs exercised during 2009 was $0.1 million. There was no significant tax benefit realized for the deductions from stock-settled SARs exercised during 2009. There were no stock-settled SARs exercised or related tax benefits realized during 2008. The total intrinsic value of stock-settled SARs exercised during 2007 was $0.6 million. The tax benefit realized for the deductions from stock-settled SARs exercised during 2007 was $0.2 million. The weighted average fair value of units granted per unit for 2009, 2008 and 2007 were $11, $6 and $12, respectively.

Nonvested Shares and Share Units

During 2009, the Company granted 344,661 nonvested shares under the 2006 Stock Incentive Plan. The Company granted 342,646 nonvested shares that are subject to a three-year graded vesting schedule and the remaining 2,015 nonvested shares are subject to a three-year cliff vesting schedule. These awards are not based on any performance vesting conditions.

During 2009, the Company granted 15,074 phantom nonvested shares subject to a three-year graded vesting schedule which is not based on any performance vesting conditions. Each phantom nonvested share is worth the cash value of one share of common stock.

During 2009, the Company granted 37,937 nonvested shares under the Director Plan. These shares will vest on May 20, 2010. Pursuant to the provisions of the Director Plan, certain Directors elected to defer this compensation into 16,463 share units that will be issued as common stock subsequent to the Directors’ resignation from the Board. These share units will vest on May 20, 2010. Deferral does not affect vesting. Deferred share units are excluded from the summary table of nonvested shares.

During 2008, the Company cancelled, by mutual agreement and without monetary consideration, 271,113 nonvested share units with market based performance conditions under the 2006 Stock Incentive Plan. These shares, which were awarded in 2007, were subject to a market appreciation condition and a three-year cliff vesting

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

schedule. As a result of cancelling these awards the Company accelerated the recognition of $3.5 million of expense in the fourth quarter of 2008.

Excluding deferred shares under the Director Plan, transactions for nonvested shares and share units for the fiscal year 2009 were as follows:

	52 Weeks Ended January 30, 2010
	Nonvested Shares	Weighted Average
	and Share Units	Grant Date Fair Value
	(Shares in thousands)

Nonvested at beginning of period	729	$18
Granted	382	11
Vested	(192)	17
Forfeited or expired	(73)	15

Nonvested at end of period	846	15

The weighted average grant date fair value of nonvested shares granted in 2009, 2008 and 2007 was $11, $13 and $26, respectively. Included in the 846 thousand shares and share units are the 21,474 nonvested, non-deferred shares under the Director Plan and the 15,074 phantom nonvested shares that will be settled in cash.

Cash-settled SARs

During 2009, the Company issued 53,650 cash-settled SARs on 53,650 shares. Of this amount, 50,150 are subject to a three-year graded vesting schedule and 3,500 are subject to a three-year cliff vesting schedule. None of the vesting requirements are based on any performance conditions.

Transactions for cash-settled SARs for the fiscal year 2009 were as follows:

	52 Weeks Ended January 30, 2010
	Cash-Settled	Weighted Average
	SARs	Grant Price
	(Shares in thousands)

Outstanding at beginning of period	157	$23
Granted	54	11
Vested	(4)	22
Forfeited or expired	(51)	21

Outstanding at end of period	156	20
Exercisable or convertible at end of period	82	24

The weighted average fair value per unit granted for 2009, 2008 and 2007 was $11, $6 and $12, respectively. Cash-settled SARs are liability awards and the fair value and expense recognized for all awards is updated each reporting period.

Fair Value

The Company uses a binomial model to determine the fair value of its share-based awards. The binomial model considers a range of assumptions relative to volatility, risk-free interest rates and employee exercise behavior. The Company believes the binomial model provides a fair value that is representative of actual and future experience.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options and stock-settled SARs granted was calculated using the following assumptions:

	52 Weeks Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Risk-free interest rate	1.7%	2.4%	4.6%
Expected dividend yield	—%	—%	—%
Expected appreciation vehicle life (in years)	4	6	5
Weighted-average expected volatility	58%	38%	38%

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

Expected Volatility  — The rate used in the binomial model is based on an analysis of historical prices of the Company’s stock. The Company currently believes that historical volatility is a good indicator of future volatility.

The total fair value of shares vested during 2009, 2008 and 2007 was $2.3 million, $5.4 million and $8.8 million, respectively.

Compensation Expense

Total share-based compensation expense of $16.4 million before tax has been included in the Company’s Consolidated Statements of Earnings (Loss) for the 52 weeks ended January 30, 2010. No amount of share-based compensation has been capitalized. Total share-based compensation expense is summarized as follows:

	52 Weeks Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(Dollars in millions)

Cost of sales	$4.1	$5.2	$3.8
Selling, general and administrative expenses	12.3	15.5	10.8

Share-based compensation expense before income taxes	16.4	20.7	14.6
Tax benefit	(6.2)	(7.9)	(5.5)

Share-based compensation expense after income taxes	$10.2	$12.8	$9.1

As of January 30, 2010, the Company had unrecognized compensation expense related to nonvested awards of approximately $18.1 million, which is expected to be recognized over a weighted average period of 0.9 years.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Income Taxes

Earnings (loss) from continuing operations before income taxes and noncontrolling interest include the following components:

	2009	2008	2007
	(Dollars in millions)

Domestic	$2.1	$(229.0)	$(39.8)
Foreign	95.5	121.7	98.8

Total	$97.6	$(107.3)	$59.0

The provision (benefit) for income taxes from continuing operations consisted of the following:

	2009	2008	2007
	(Dollars in millions)

Federal	$1.2	$8.2	$11.0
State and local	0.3	3.6	4.3
Foreign	4.1	15.4	18.4

Current tax provision	5.6	27.2	33.7

Federal	3.3	(63.1)	(14.7)
State and local	0.1	(5.4)	(6.1)
Foreign	0.4	(6.7)	(4.3)

Deferred tax provision (benefit)	3.8	(75.2)	(25.1)

Total provision (benefit)	$9.4	$(48.0)	$8.6

The reconciliation between the statutory federal income tax rate and the effective income tax rate as applied to continuing operations was as follows:

	2009		2008		2007
	(Dollars in millions)

Statutory federal income tax rate	35.0%	$34.2	35.0%	$(37.6)	35.0%	$20.6
State and local income taxes, net of federal tax benefit	0.5	0.4	1.1	(1.2)	(1.9)	(1.1)
Rate differential on foreign earnings, net of valuation allowance	(20.2)	(19.7)	21.7	(23.3)	(17.1)	(10.1)
Goodwill impairment	—	—	(13.4)	14.4	—	—
Decrease in tax reserves	(5.4)	(5.3)	0.6	(0.6)	—	—
Federal employment tax credits	(1.6)	(1.5)	1.7	(1.8)	(3.1)	(1.8)
Nondeductible executive compensation	0.5	0.5	(1.0)	1.1	2.9	1.7
Other, net	0.8	0.8	(1.0)	1.0	(1.2)	(0.7)

Effective income tax rate	9.6%	$9.4	44.7%	$(48.0)	14.6%	$8.6

The Company’s effective tax rates have differed from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate, the benefit of jurisdictional and employment tax credits, favorable adjustments to its income tax reserves due primarily to favorable settlements of examinations by taxing authorities, and the on-going implementation of tax efficient business initiatives. In 2008, the Company’s effective tax rate was unfavorably impacted due to the goodwill impairment charge which is not

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deductible for tax purposes. During fiscal year 2009, the Company recorded net favorable discrete events of $7.9 million, relating primarily to the resolution of outstanding tax audits.

The Company adopted new accounting guidance on potential uncertain tax positions on February 4, 2007. In accordance with the new recognition standards, the Company performed a comprehensive review of potential uncertain tax positions in each jurisdiction in which the Company operates. As a result of the Company’s review, the Company adjusted the carrying amount of the liability for unrecognized tax benefits resulting in a reduction to retained earnings of $11.2 million. Upon adoption, the Company also recorded an increase to deferred tax assets of $4.2 million, an increase to other liabilities of $34.2 million, a reduction to accrued expenses of $18.0 million, and a reduction to minority interest of $0.9 million.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2009	2008	2007
	(Dollars in millions)

Gross unrecognized tax benefits at beginning of year	$55.0	$49.8	$29.7
Increases in tax positions for prior years	0.2	0.8	4.2
Decreases in tax positions for prior years	—	(0.8)	—
Increases in tax positions for current year	7.9	8.2	17.0
Settlements	(3.4)	(1.0)	(0.6)
Lapse in statute of limitations	(1.4)	(2.0)	(0.5)

Gross unrecognized tax benefits at end of year	$58.3	$55.0	$49.8

The portions of the unrecognized tax benefits as of January 30, 2010, January 31, 2009 and February 2, 2008 which will favorably impact the effective tax rate if recognized are $34.6 million, $29.9 million and $37.8 million, respectively.

Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the Consolidated Statements of Earnings (Loss) and were $1.1 million, $1.6 million and $1.1 million in 2009, 2008 and 2007, respectively. Accrued interest and penalties as of January 30, 2010, January 31, 2009 and February 2, 2008 were $9.1 million, $8.0 million, and $6.4 million, respectively.

The U.S. federal income tax returns of Payless have been examined by the Internal Revenue Service through 2004. The Company’s federal income tax returns for the tax years 2005 — 2007 are currently under examination by the Internal Revenue Service. The Stride Rite Corporation’s federal tax return for the year ended November 2006 is also open to examination. With limited exception, the Company is no longer subject to audits of its state and foreign income tax returns for years prior to 2003. The Company has certain state and foreign income tax returns in the process of examination or administrative appeal.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at January 30, 2010 will decrease by up to $44.2 million within the next 12 months due to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in various taxing jurisdictions. To the extent that these tax benefits are recognized, the effective tax rate will be favorably impacted by up to $20.9 million.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major components of deferred tax assets (liabilities) were as follows:

	2009	2008
	(Dollars in millions)

Deferred Tax Assets:
Accrued expenses and reserves	$91.3	$101.2
Tax net operating losses and tax credits	70.6	53.4
Other	12.3	8.4

Gross deferred tax assets	174.2	163.0
Less: valuation allowance	(11.4)	(8.1)

Deferred tax assets	$162.8	$154.9

Deferred Tax Liabilities:
Short term assets basis differences	$(4.0)	$(4.4)
Depreciation/amortization and basis differences	(173.3)	(159.4)
Other	(2.4)	(3.0)

Deferred Tax Liabilities	(179.7)	(166.8)

Net deferred tax liability	$(16.9)	$(11.9)

The deferred tax assets and (liabilities) are included on the Consolidated Balance Sheets as follows:

	2009	2008
	(Dollars in millions)

Current deferred income taxes	$42.1	$35.6
Deferred income tax assets (noncurrent)	6.5	1.7
Deferred income tax liability (noncurrent)	(65.5)	(49.2)

	$(16.9)	$(11.9)

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

During 2009, the Company recorded a deferred income tax provision of $3.8 million in continuing operations. Of this amount, the Company recorded a decrease to deferred tax assets of $2.5 million related to items within AOCI and increased deferred tax assets $0.2 million related to PLG goodwill adjustments. The remaining charge related to foreign currency translation.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 30, 2010, deferred tax assets for federal, state and foreign net operating loss carryforwards are $20.3 million, less a valuation allowance of $5.1 million. These net operating loss carryforwards will expire as follows (expiration dates are denoted in parentheses):

Amount
(Dollars in millions)

Federal net operating losses (in 2029)	$4.9
State operating losses expiring (by 2015)	0.4
State operating losses (between 2016 and 2020)	0.6
State operating losses (between 2021 and 2025)	1.9
State operating losses (between 2026 and 2029)	1.1
State operating losses (by 2029)	2.6
Foreign net operating losses related to recorded assets (between 2011 and 2015)	0.9
Foreign net operating losses related to recorded assets (between 2027 and 2029)	2.8

Total	$15.2

Federal foreign tax credit carryforwards are $32.1 million, $21.6 million of this credit will expire if not utilized by 2018, and the remaining $10.5 million of this credit will expire if not utilized by 2019. Federal general business credit carryforwards are $5.5 million of which $2.9 million will expire if not utilized by 2028 and the remaining $2.6 million will expire if not utilized by 2029. State income tax credit carryforwards are $12.6 million, less a valuation allowance of $6.1 million. The tax credit carryforwards related to the recorded assets expire as follows: $0.4 million by 2015, $0.9 million by 2017, $1.0 million by 2029 and $4.2 million may be carried forward indefinitely.

The Company recorded a valuation allowance against $3.3 million of deferred tax assets arising in 2009. The majority of this valuation allowance relates to net operating losses generated by its Colombian joint venture, which commenced operations in 2008, and has not yet established a pattern of profitability.

The Consolidated Balance Sheet as of January 30, 2010 includes deferred tax assets, net of related valuation allowances, of $162.8 million. In assessing the future realization of these assets, the Company concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon management’s belief that it will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If the Company’s near-term forecasts are not achieved, it may be required to record additional valuation allowances against its deferred tax assets. This could have a material impact on the Company’s financial position and results of operations in a particular period.

As of January 30, 2010, the Company has not provided tax on its cumulative undistributed earnings of foreign subsidiaries of approximately $185 million, because it is the Company’s intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and the calculation is not practicable. If earnings were distributed, the Company would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. The Company anticipates that earnings would not be repatriated unless it was tax efficient to do so.

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shareholders. The provisions of the new earnings per share guidance are retrospective; therefore, prior periods have been retrospectively presented.

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the more dilutive earnings per share amount calculated using the treasury method or the two-class method. Diluted earnings per share includes the effect of conversions of stock options and stock-settled stock appreciation rights. Earnings per share has been computed as follows:

	52 Weeks Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(Dollars in millions, except per share amounts; shares in thousands)

Net earnings (loss) attributable to Collective Brands, Inc. from continuing operations	$82.6	$(68.0)	$42.7
Less: net earnings allocated to participating securities(1)	1.1	—	0.4

Net earnings available to common shareholders from continuing operations	$81.5	$(68.0)	$42.3

Weighted average shares outstanding — basic	63,127	62,927	64,504
Net effect of dilutive stock options	139	—	643
Net effect of dilutive SARs	227	—	50

Weighted average shares outstanding — diluted	63,493	62,927	65,197

Basic earnings (loss) per share attributable to common shareholders from continuing operations	$1.29	$(1.08)	$0.66
Diluted earnings (loss) per share attributable to common shareholders from continuing operations	$1.28	$(1.08)	$0.65

(1)	Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding.

The Company excluded approximately 4.8 million and 2.3 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the fifty-two weeks ended January 30, 2010 and February 2, 2008, respectively, as their effects were antidilutive. All of the Company’s stock options and stock settled SARs outstanding were excluded from the calculation of diluted earnings per share for the 52 weeks ended January 31, 2009 as their effects were antidilutive.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Accrued Expenses and Other Liabilities

Major components of accrued expenses included:

	2009	2008
	(Dollars in millions)

Profit sharing, bonus and salaries	$65.2	$51.6
Sales, use and other taxes	30.2	30.5
Accrued interest	12.6	15.6
Derivative liability	10.0	—
Current portion of pension plan	9.6	3.6
Worker’s compensation and general liability insurance reserves	8.8	10.8
Accrued construction in process	8.1	12.0
Straight-line rent	5.1	4.3
Accrued advertising	3.2	4.4
Litigation accrual	—	30.0
Other accrued expenses	29.0	39.9

Total	$181.8	$202.7

Major components of other liabilities included:

	2009	2008
	(Dollars in millions)

Pension plans	$53.5	$65.6
Noncurrent income taxes	53.3	63.1
Straight-line rent	28.4	29.6
Deferred tenant improvement allowances, net	25.3	27.4
Worker’s compensation and general
liability insurance reserves	22.6	19.6
Derivative liability	5.4	21.5
Other liabilities	37.8	37.4

Total	$226.3	$264.2

Note 16 —	Lease Obligations

Rental expense for the Company’s operating leases consisted of:

	2009	2008	2007
	(Dollars in millions)

Minimum rentals	$313.5	$316.2	$290.6
Contingent rentals based on sales	7.4	6.7	7.2

Real property rentals	320.9	322.9	297.8
Equipment rentals	4.7	5.2	2.5

Total	$325.6	$328.1	$300.3

Most store lease agreements contain renewal options and include escalating rents over the lease terms. Certain leases provide for contingent rentals based upon gross sales. Cumulative expense recognized on the straight-line basis in excess of cumulative payments is included in accrued expenses and other liabilities on the accompanying

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Future minimum lease payments under capital leases and non-cancelable operating lease obligations as of January 30, 2010, were as follows:

	Capital	Operating
	Leases	Leases	Total
	(Dollars in millions)

2010	$0.1	$286.1	$286.2
2011	0.1	243.4	243.5
2012	0.1	196.7	196.8
2013	0.1	156.2	156.3
2014	0.1	117.0	117.1
2015 and thereafter	1.2	242.6	243.8

Minimum lease payments	$1.7	$1,242.0	$1,243.7

Less: imputed interest component	0.7

Present value of net minimum lease payments of which $0.1 million is included in current liabilities	$1.0

At January 30, 2010, the total amount of minimum rentals to be received in the future under non-cancelable subleases was $8.6 million.

Note 17 —	Common Stock Repurchases

The Company has repurchased the following:

	2009		2008		2007
	Dollars	Shares	Dollars	Shares	Dollars	Shares
	(Dollars in millions, shares in thousands)

Stock repurchase program	$6.0	274	$—	—	$47.1	2,387
Employee stock purchase, deferred
compensation and stock incentive plans	1.6	115	1.9	153	1.3	51

	$7.6	389	$1.9	153	$48.4	2,438

As of January 30, 2010, the Company had approximately $236.3 million of remaining common stock repurchase authorization from its Board of Directors. Under the terms of the Company’s Senior Subordinated Notes, Term Loan Facility and Revolving Loan Facility, the Company is restricted on the amount of common stock it may repurchase. This limit may increase or decrease on a quarterly basis based upon the Company’s net earnings.

Note 18 —	Commitments and Contingencies

As of January 30, 2010, the Company has $89.3 million of royalty obligations consisting of minimum royalty payments for the purchase of branded merchandise, $89.5 million of future estimated pension obligations related to the Company’s pension plans, $6.6 million of service agreement obligations relating to minimum payments for services that the Company cannot avoid without penalty, $25.9 million of employment agreement obligations

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to minimum payments to certain of the Company’s executives and $1.2 million of employee severance obligations related to payments to certain of the Company’s employees.

Settled

During the year, the Company settled the following legal proceedings:

adidas America, Inc. and adidas-Salomon AG v. Payless ShoeSource, Inc.

On or about December 20, 2001, a First Amended Complaint was filed against Payless ShoeSource, Inc. (“Payless”) in the U.S. District Court for the District of Oregon, captioned adidas America, Inc. and adidas-Salomon AG (“adidas”) v. Payless ShoeSource, Inc. seeking injunctive relief and unspecified monetary damages for trademark and trade dress infringement, unfair competition, deceptive trade practices and breach of contract.

In the first quarter of 2008, the Company recorded a $30.0 million pre-tax liability related to loss contingencies associated with this matter, all of which was recorded during the first quarter of 2008. This liability, which was recorded within accrued expenses on the Company’s Consolidated Balance Sheet, resulted in an equal amount being charged to cost of sales.

In the fourth quarter of 2009, the Company and adidas entered into a confidential settlement agreement to settle all pending litigation and administrative claims among the parties, including those among the parties’ Canadian subsidiaries. The payment of the confidential settlement amount, including a payment to the State of Oregon pursuant to a separate agreement related to its claim for a portion of the punitive damages awarded, did not have a material effect on the Company’s results of operations in 2009. In addition to the cash settlement, the Company and adidas agreed that the terms of the permanent injunction issued by the Court would remain in place.

The Company has also reached agreements with all of its various relevant insurers with respect to their coverage obligations for the claims by adidas. Pursuant to those agreements, the Company has released these insurers from any further obligations with respect to adidas’ claims in the action under applicable policies.

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

Pending

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

American Eagle Outfitters and Retail Royalty Co. v. Payless ShoeSource, Inc.

On or about April 20, 2007, a Complaint was filed against the Company in the U.S. District Court for the Eastern District of New York, captioned American Eagle Outfitters and Retail Royalty Co. (“AEO”) v. Payless ShoeSource, Inc. (“Payless”). The Complaint seeks injunctive relief and unspecified monetary damages for false advertising, trademark infringement, unfair competition, false description, false designation of origin, breach of

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract, injury to business reputation, deceptive trade practices, and to void or nullify an agreement between the Company and third party Jimlar Corporation. Plaintiffs filed a motion for preliminary injunction on or about May 7, 2007. On December 20, 2007, the Magistrate Judge who heard oral arguments on the pending motions issued a Report and Recommendation (“R&R”) recommending that a preliminary injunction issue requiring the Company, in marketing its American Eagle products, to “prominently display” a disclaimer stating that: “AMERICAN EAGLE by Payless is not affiliated with AMERICAN EAGLE OUTFITTERS.” The Magistrate Judge also recommended that Payless stop using “Exclusively at Payless” in association with its American Eagle products. The parties then filed objections to this R&R and, on January 23, 2008, the District Court Judge issued an order remanding the matter back to the Magistrate Judge and instructing him to consider certain arguments raised by the Company in its objections. On June 6, 2008, the Magistrate Judge issued a Supplemental Report and Recommendation (“Supp. R&R”), modifying his earlier finding, stating that AEO had not established a likelihood of success on the merits of its breach of contract claim, and recommending denial of the Company’s request for an evidentiary hearing. The parties again filed objections and, on July 7, 2008, the District Court Judge entered an order adopting the Magistrate’s December 20, 2007 R&R, as modified by the June 6, 2008 Supp. R&R. The Company believes it has meritorious defenses to the claims asserted in the lawsuit and filed its answer and counterclaim on July 21, 2008. On August 27, 2008, the Magistrate Judge issued an R&R that includes a proposed preliminary injunction providing additional detail for, among other things, the manner of complying with the previously recommended disclaimer. On September 15, 2008, the Company filed objections to the proposed preliminary injunction. On October 20, 2008, the District Court Judge issued an order deeming the objections to be a motion for reconsideration and referring them back to the Magistrate Judge. Later that same day, the Magistrate Judge issued a revised proposed preliminary injunction incorporating most of the modifications proposed in the Company’s objections. On November 6, 2008, the parties filed objections to the revised proposed preliminary injunction. On November 10, 2008, the Court entered a preliminary injunction. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to this matter. However, the ultimate resolution of this matter could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

(iii) The PLG Wholesale reporting segment consists of PLG’s global wholesale operations.

(iv) The PLG Retail reporting segment consists of PLG’s owned Stride Rite Children’s stores and Stride Rite Outlet stores.

Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. The total costs and fees amounted to $36.0 million, $38.5 million and $31.1 million during 2009, 2008 and 2007, respectively.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

	Payless	Payless	PLG	PLG
	Domestic	International	Wholesale	Retail	Consolidated
	(Dollars in millions)

Fiscal year ended January 30, 2010
Revenues from external customers	$2,153.2	$422.4	$513.9	$218.4	$3,307.9
Operating profit (loss) from continuing operations	98.1	34.1	30.0	(3.7)	158.5
Interest expense	60.7	0.1	—	—	60.8
Interest income	(1.0)	(0.1)	—	—	(1.1)
Loss on early extinguishment of debt	1.2	—	—	—	1.2

Net earnings (loss) from continuing operations before taxes	$37.2	$34.1	$30.0	$(3.7)	$97.6
Depreciation and amortization	$98.4	$17.4	$21.7	$5.7	$143.2
Total assets	$1,151.1	$201.5	$866.3	$65.4	$2,284.3
Operating segment long-lived assets	$379.5	$64.9	$40.9	$22.1	$507.4
Additions to long-lived assets	$66.6	$17.5	$4.1	$3.6	$91.8
Fiscal year ended January 31, 2009
Revenues from external customers	$2,190.7	$444.7	$591.6	$215.0	$3,442.0
Operating profit (loss) from continuing operations	0.9	51.3	(48.8)	(43.6)	(40.2)
Interest expense	75.2	—	—	—	75.2
Interest income	(6.8)	(1.3)	—	—	(8.1)

Net (loss) earnings from continuing operations before taxes	$(67.5)	$52.6	$(48.8)	$(43.6)	$(107.3)
Depreciation and amortization	$93.4	$16.9	$23.9	$6.7	$140.9
Total assets	$1,109.1	$173.6	$894.7	$73.9	$2,251.3
Operating segment long-lived assets	$429.3	$60.7	$46.9	$25.4	$562.3
Additions to long-lived assets	$110.3	$15.9	$3.8	$7.2	$137.2
Fiscal year ended February 2, 2008
Revenues from external customers	$2,298.4	$427.0	$215.1	$94.9	$3,035.4
Operating profit (loss) from continuing operations	82.2	52.0	(27.5)	(15.4)	91.3
Interest expense	45.9	0. 8	—	—	46.7
Interest income	(10.5)	(3.6)	(0.3)	—	(14.4)

Net earnings (loss) from continuing operations before taxes	$46.8	$54.8	$(27.2)	$(15.4)	$59.0
Depreciation and amortization	$88.4	$15.1	$10.9	$2.9	$117.3
Total assets	$1,118.9	$173.8	$1,024.5	$98.0	$2,415.2
Operating segment long-lived assets	$450.8	$64.0	$52.6	$27.6	$595.0
Additions to long-lived assets	$167.4	$17.0	$1.7	$3.3	$189.4

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of revenue from external customers by geographical area:

	2009	2008	2007
	(Dollars in millions)

Domestic	$2,781.8	$2,861.7	$2,555.8
International	526.1	580.3	479.6

The following is a summary of long-lived assets by geographical area:

	2009	2008	2007
	(Dollars in millions)

Domestic	$413.6	$472.8	$528.3
International	93.8	89.5	66.7

Note 20 —	Environmental Liability

In connection with the PLG acquisition, the Company acquired a property with a related environmental liability. The liability as of January 30, 2010 was $4.8 million, $3.1 million of which was included as an accrued expense and $1.7 million of which was included in other long-term liabilities in the accompanying Consolidated Balance Sheet. The assessment of the liability and the associated costs were based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. The Company estimates the range of total costs related to this environmental liability to be between $6.2 million and $7.4 million, including $2.6 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions.

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

In December 2007, the FASB issued new guidance for the accounting for noncontrolling interests. The new guidance, which is now a part of ASC 810, “Consolidation”, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance requires consolidated net earnings to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Condensed Consolidated Statement of Earnings, of the amounts of consolidated net earnings attributable to the parent and to the noncontrolling interest. In addition, this new guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company adopted this new guidance on February 1, 2009, the impact of

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was retrospectively applied and resulted in the noncontrolling interest being separately presented as a component of equity on the Consolidated Balance Sheets and Consolidated Statements of Equity and Comprehensive Income.

In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities. The new guidance, which is now a part of ASC 820, “Fair Value Measurements and Disclosures”, permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted this new guidance in the first quarter of 2009, the impact of which did not have a material impact on its Consolidated Financial Statements.

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

In April 2008, the FASB issued new guidance on determining the useful life of a recognized intangible asset. The new guidance is now a part of ASC 350, “Intangibles — Goodwill and Other” and ASC 275, “Risks and Uncertainties”. The Company adopted this new guidance in the first quarter of 2009, the impact of which did not have a material impact on its Consolidated Financial Statements.

In June 2008, the FASB issued new guidance for the accounting by lessees for maintenance deposits. The new guidance, which is now a part of ASC 840, “Leases”, concluded that all maintenance deposits within its scope should be accounted for as a deposit, and expensed or capitalized in accordance with the lessee’s maintenance accounting policy. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company adopted the provisions of this new guidance in the first quarter of 2009, the impact of which did not have a material effect on the Company’s Consolidated Financial Statements.

In June 2008, the FASB issued new guidance on determining whether instruments granted in share-based payment transactions are participating securities. The new guidance, which is now part of ASC 260, “Earnings per Share”, clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. The new guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted the provisions of the new guidance in the first quarter of 2009, which are retrospective; and therefore, prior periods have been retrospectively presented. Please refer to Note 14 — Earnings per Share, for a discussion of the impact of the new guidance on the Company’s Consolidated Financial Statements.

In December 2008, the FASB issued new guidance on the disclosure of postretirement benefit plan assets. The new guidance, which is now part of ASC 715, “Compensation — Retirement Benefits”, requires certain disclosures about plan assets of a defined benefit pension or other postretirement plan. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2009. The Company adopted this new guidance in the fourth quarter of 2009. Please refer to Note 10 — Pension Plans, for the adopted disclosures.

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments. The new guidance, which is now part of ASC 825, “Financial Instruments”, requires disclosure of the fair value of financial instruments whenever a publicly traded company issues financial information in interim reporting periods in addition to the annual disclosure required at year-end. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The Company early adopted this new guidance in the first quarter of

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, the impact of which related only to disclosures and did not have a material effect on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. Under the revised guidance, which is now part of ASC 805, “Business Combinations”, pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency (best estimate) is to be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated. The revised guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies. The Company does not expect the adoption of this revised guidance will have a material effect on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This new guidance is effective for interim or annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued new guidance to establish the source of authoritative accounting principles. The new guidance, which is now a part of ASC 105 “Generally Accepted Accounting Principles”, establishes the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this new guidance did not have a material effect on the Company’s Consolidated Financial Statements.

Note 22 —	Related Party Transactions

The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions at the end of 2009 and 2008 were $11.8 million and $9.8 million, respectively. Total borrowings from these financial institutions at the end of 2009 were $1.2 million. There were no borrowings from the Company’s Latin American partners as of the end of 2008.

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

The Company has issued Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional and joint and several.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Collective Brands, Inc. and subsidiaries for the 52 week periods ended January 30, 2010, January 31, 2009, and February 2, 2008, condensed balanced sheets as of January 30, 2010, and January 31, 2009 and the condensed statements of cash flows for the 52 week periods ended January 30, 2010, January 31, 2009, and February 2, 2008. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent in Other Assets.

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	52 Weeks Ended January 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$—	$2,917.0	$1,212.5	$(821.6)	$3,307.9
Cost of sales	—	2,022.8	864.4	(720.3)	2,166.9

Gross margin	—	894.2	348.1	(101.3)	1,141.0
Selling, general and administrative expenses	2.1	832.0	249.6	(101.3)	982.4
Restructuring charges	—	0.1	—	—	0.1

Operating (loss) profit from continuing operations	(2.1)	62.1	98.5	—	158.5
Interest expense	24.4	43.4	0.1	(7.1)	60.8
Interest income	—	(8.1)	(0.1)	7.1	(1.1)
Loss on early extinguishment of debt	1.0	0.2	—	—	1.2
Equity in earnings of subsidiaries	(100.1)	(88.4)	—	188.5	—

Earnings from continuing operations before income taxes	72.6	115.0	98.5	(188.5)	97.6
(Benefit) provision for income taxes	(10.1)	15.0	4.5	—	9.4

Net earnings from continuing operations	82.7	100.0	94.0	(188.5)	88.2
Loss from discontinued operations, net of income taxes	—	0.1	—	—	0.1

Net earnings	82.7	100.1	94.0	(188.5)	88.3
Net earnings attributable to noncontrolling interests	—	—	(5.6)	—	(5.6)

Net earnings attributable to Collective Brands, Inc.	$82.7	$100.1	$88.4	$(188.5)	$82.7

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) EARNINGS

	52 Weeks Ended January 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$—	$3,046.0	$1,187.2	$(791.2)	$3,442.0
Cost of sales	—	2,309.8	831.8	(708.8)	2,432.8

Gross margin	—	736.2	355.4	(82.4)	1,009.2
Selling, general and administrative expenses	2.1	844.6	242.9	(82.4)	1,007.2
Impairment of goodwill	—	42.0	—	—	42.0
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(2.1)	(150.6)	112.5	—	(40.2)
Interest expense	30.6	57.4	0.4	(13.2)	75.2
Interest income	—	(19.1)	(2.2)	13.2	(8.1)
Equity in earnings of subsidiaries	47.1	(97.2)	—	50.1	—

(Loss) earnings from continuing operations before income taxes	(79.8)	(91.7)	114.3	(50.1)	(107.3)
(Benefit) provision for income taxes	(11.1)	(45.3)	8.4	—	(48.0)

Net (loss) earnings from continuing operations	(68.7)	(46.4)	105.9	(50.1)	(59.3)
Loss from discontinued operations, net of income taxes	—	(0.7)	—	—	(0.7)

Net (loss) earnings	(68.7)	(47.1)	105.9	(50.1)	(60.0)
Net earnings attributable to noncontrolling interests	—	—	(8.7)	—	(8.7)

Net (loss) earnings attributable to Collective Brands, Inc.	$(68.7)	$(47.1)	$97.2	$(50.1)	$(68.7)

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	52 Weeks Ended February 2, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$—	$2,708.9	$1,017.6	$(691.1)	$3,035.4
Cost of sales	—	1,938.6	752.3	(646.4)	2,044.5

Gross margin	—	770.3	265.3	(44.7)	990.9
Selling, general and administrative expenses	1.4	767.0	175.7	(44.7)	899.4
Restructuring charges	—	0.2	—	—	0.2

Operating (loss) profit from continuing operations	(1.4)	3.1	89.6	—	91.3
Interest expense	37.3	29.1	1.1	(20.8)	46.7
Interest income	—	(29.2)	(6.0)	20.8	(14.4)
Equity in earnings of subsidiaries	(67.7)	(73.4)	—	141.1	—

Earnings from continuing operations before income taxes	29.0	76.6	94.5	(141.1)	59.0
(Benefit) provision for income taxes	(13.7)	8.9	13.4	—	8.6

Net earnings from continuing operations	42.7	67.7	81.1	(141.1)	50.4
Loss from discontinued operations, net of income taxes	—	—	—	—	—

Net earnings	42.7	67.7	81.1	(141.1)	50.4
Net earnings attributable to noncontrolling interests	—	—	(7.7)	—	(7.7)

Net earnings attributable to Collective Brands, Inc.	$42.7	$67.7	$73.4	$(141.1)	$42.7

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of January 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$—	$279.8	$113.7	$—	$393.5
Accounts receivable, net	—	85.7	17.5	(7.7)	95.5
Inventories	—	350.9	99.9	(7.9)	442.9
Current deferred income taxes	—	34.6	7.5	—	42.1
Prepaid expenses	10.8	28.5	9.6	—	48.9
Other current assets	—	263.4	120.6	(362.3)	21.7
Current assets of discontinued operations	—	0.5	—	—	0.5

Total current assets	10.8	1,043.4	368.8	(377.9)	1,045.1
Property and Equipment:
Land	—	7.0	—	—	7.0
Property, buildings and equipment	—	1,207.8	195.3	—	1,403.1
Accumulated depreciation and amortization	—	(820.3)	(125.6)	—	(945.9)

Property and equipment, net	—	394.5	69.7	—	464.2
Intangible assets, net	—	409.2	36.3	—	445.5
Goodwill	—	141.8	138.0	—	279.8
Deferred income taxes	—	—	6.5	—	6.5
Other assets	1,377.7	733.5	2.7	(2,070.7)	43.2

Total Assets	$1,388.5	$2,722.4	$622.0	$(2,448.6)	$2,284.3

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$6.9	$—	$—	$6.9
Accounts payable	—	159.2	117.9	(81.2)	195.9
Accrued expenses	193.3	248.2	32.2	(291.9)	181.8
Current liabilities of discontinued operations	—	1.3	—	—	1.3

Total current liabilities	193.3	415.6	150.1	(373.1)	385.9
Long-term debt	457.0	666.5	29.7	(310.8)	842.4
Deferred income taxes	—	63.6	1.9	—	65.5
Other liabilities	3.0	205.8	18.0	(0.5)	226.3
Noncurrent liabilities of discontinued operations	—	0.3	—	—	0.3
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	735.2	1,370.6	393.6	(1,764.2)	735.2
Noncontrolling interests	—	—	28.7	—	28.7

Total equity	735.2	1,370.6	422.3	(1,764.2)	763.9

Total Liabilities and Equity	$1,388.5	$2,722.4	$622.0	$(2,448.6)	$2,284.3

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of January 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	52 Weeks Ended January 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Operating Activities:
Net earnings	$82.7	$100.1	$94.0	$(188.5)	$88.3
Earnings from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Adjustments for non-cash items included in net earnings	1.1	159.3	18.8	—	179.2
Changes in working capital	34.9	102.8	(43.0)	(30.1)	64.6
Other, net	(95.8)	(95.5)	(11.0)	177.9	(24.4)

Cash flow provided by operating activities	22.9	266.6	58.8	(40.7)	307.6

Investing Activities:
Capital expenditures	—	(66.3)	(17.7)	—	(84.0)
Proceeds from sale of property and equipment	—	2.8	—	—	2.8
Dividends received — related party	—	—	1.6	(1.6)	—
Issuance of intercompany debt	—	(19.0)	—	19.0	—
Other, net	—	(1.8)	(17.2)	—	(19.0)

Cash flow used in investing activities	—	(84.3)	(33.3)	17.4	(100.2)

Financing Activities:
Net repayment of debt or notes payable	(23.5)	(42.6)	(9.8)	11.0	(64.9)
Net issuances of common stock	0.6	—	—	—	0.6
Net distributions to noncontrolling interests	—	—	(0.7)	—	(0.7)
Net distributions to parent	—	(1.6)	(10.7)	12.3	—

Cash flow used in financing activities	(22.9)	(44.2)	(21.2)	23.3	(65.0)

Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Increase in cash and cash equivalents	—	138.1	6.1	—	144.2
Cash and cash equivalents, beginning of year	—	141.7	107.6	—	249.3

Cash and cash equivalents, end of year	$—	$279.8	$113.7	$—	$393.5

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	52 Weeks Ended January 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Operating Activities:
Net (loss) earnings	$(68.7)	$(47.1)	$105.9	$(50.1)	$(60.0)
Loss from discontinued operations, net of income taxes	—	0.7	—	—	0.7
Adjustments for non-cash items included in net earnings	3.0	227.8	14.3	—	245.1
Changes in working capital	(32.4)	7.3	(24.3)	30.1	(19.3)
Other, net	100.8	(11.8)	(10.8)	(83.6)	(5.4)

Cash flow provided by operating activities	2.7	176.9	85.1	(103.6)	161.1

Investing Activities:
Capital expenditures	—	(113.0)	(16.2)	—	(129.2)
Proceeds from sale of property and equipment	—	1.1	—	—	1.1
Issuance of intercompany debt	—	(30.0)	—	30.0	—
Dividends received from related party	—	44.2	—	(44.2)	—

Cash flow used in investing activities	—	(97.7)	(16.2)	(14.2)	(128.1)

Financing Activities:
Net repayment of debt or notes payable, including deferred financing costs	(2.0)	(7.0)	30.0	(30.0)	(9.0)
Net purchases of common stock	(0.7)	—	—	—	(0.7)
Net distributions to noncontrolling interests	—	—	(1.5)	—	(1.5)
Net distributions to parent	—	—	(147.8)	147.8	—

Cash flow used in financing activities	(2.7)	(7.0)	(119.3)	117.8	(11.2)

Effect of exchange rate changes on cash	—	—	(5.0)	—	(5.0)

Increase (decrease) in cash and cash equivalents	—	72.2	(55.4)	—	16.8
Cash and cash equivalents, beginning of year	—	69.5	163.0	—	232.5

Cash and cash equivalents, end of year	$—	$141.7	$107.6	$—	$249.3

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	52 Weeks Ended February 2, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Operating Activities:
Net earnings	$42.7	$67.7	$81.1	$(141.1)	$50.4
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Adjustments for non-cash items included in net earnings	1.9	92.6	20.6	—	115.1
Changes in working capital	47.5	(86.2)	35.8	—	(2.9)
Other, net	(52.4)	21.7	(83.6)	144.5	30.2

Cash flow provided by operating activities	39.7	95.8	53.9	3.4	192.8

Investing Activities:
Capital expenditures	—	(150.3)	(17.1)	—	(167.4)
Restricted cash	—	—	2.0	—	2.0
Proceeds from sale of property and equipment	—	2.9	—	—	2.9
Intangible asset additions	—	—	(0.6)	—	(0.6)
Purchases of investments	—	(6.1)	—	—	(6.1)
Sales and maturities of investments	—	96.7	—	—	96.7
Acquisition of businesses, net of cash acquired	—	(888.7)	11.0	—	(877.7)

Cash flow used in investing activities	—	(945.5)	(4.7)	—	(950.2)

Financing Activities:
Net repayment of debt or notes payable, including deferred financing costs	—	633.6	22.4	(1.0)	655.0
Net purchases of common stock	(39.7)	—	—	—	(39.7)
Net distributions to noncontrolling interests	—	—	—	(2.4)	(2.4)
Net contributions by (distributions to) parent	—	43.8	(43.8)	—	—
Other financing activities	—	2.4	—	—	2.4

Cash flow (used in) provided by financing activities	(39.7)	679.8	(21.4)	(3.4)	615.3

Effect of exchange rate changes on cash	—	—	3.2	—	3.2

(Decrease) increase in cash and cash equivalents	—	(169.9)	31.0	—	(138.9)
Cash and cash equivalents, beginning of year	—	239.4	132.0	—	371.4

Cash and cash equivalents, end of year	$—	$69.5	$163.0	$—	$232.5

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K for fiscal 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm

Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to pages 53 through 55 of Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Code of Ethics is applicable to all associates including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions and is available on our website at www.collectivebrands.com. The charters for the Board of Directors, the Audit and Finance Committee, and the Compensation Nominating and Governance Committee are also available on our investor relations website. The Company intends to satisfy its disclosure requirements under Item 5.05(c) of Form 8-K, regarding an amendment to or waiver from a provision of its Code of Ethics by posting such information on our website at www.collectivebrands.com.

Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2010 under “Charters and Corporate Governance Principles — Selection of Directors” and “About Shareholder Proposals and Nominations for our 2010 Annual Meeting.”

a) Directors — The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2010, under the captions “Election of Directors — Directors and Nominees for Director — Directors Subject to Election — Continuing Directors” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

b) Executive Officers — Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption “Executive Officers of the Company.” The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2010, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

No member of the Compensation, Nominating and Governance Committee (Ms. Magnum, Messrs. Wheeler and Weiss) has served as one of the Company’s officers or employees. None of the Company’s executive officers named in the Summary Compensation Table (included in the Company’s proxy statement) serve as a member of the board of directors or as a member of a compensation committee of any other company that has an executive officer serving as a member of the Company’s Board or the Compensation, Nominating and Governance Committee.

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2010, under the captions “Board Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation, Nominating and Governance Committee Report,” “Compensation, Discussion and Analysis,” “Summary Compensation Table,” “Fiscal 2009 Grants of Plan-Based Awards,” “Outstanding Equity Awards at the end of Fiscal 2009,” “Fiscal 2009 Options Exercises and Stock Vested,” “Pension Benefits for Fiscal 2009,” “Nonqualified Deferred Compensation for Fiscal 2009,” “Potential Payments upon Termination or Change in Control,” and “Compensation, Nominating and Governance Committee” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2010, under the caption “Beneficial Stock Ownership of Directors, Nominees, Executive Officers and More Than Five Percent Owners” is incorporated herein by reference.

The following table summarizes information with respect to the Company’s equity compensation plans at January 30, 2010 (shares in thousands):

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
Plan Category	Options, Warrants and Rights	Warrants and Rights	Issued Upon Exercise)

Equity compensation plans approved by security holders	5,965	$17.74	1,713	(1)
Equity compensation plans not approved by security holders	648	$20.65	—

Total	6,613	$18.03	1,713

(1)	Includes up to 1,467 thousand shares that may be issued under the Company’s 2006 Stock Incentive Plan and up to 246 thousand shares that can be issued under the Company’s Restricted Stock Plan for Non-Management Directors. The amount does not include up to 5,354 thousand shares that may be purchased under the Payless Stock Ownership Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company began a relationship with Celadon Group, Inc. (“Celadon”) in 2002. Mr. Rubel’s father-in-law, Stephen Russell, is Chairman of the Board and Chief Executive Officer of Celadon. Pursuant to a competitive bid process, Celadon won the right to be the primary carrier on certain of the Company’s transportation lanes. Beginning in April 2010, Celadon will also begin service on one additional lane. These lanes account for less than three percent of the Company’s line haul budget. The Company periodically competitively bids its line haul routes and as a result, Celadon could gain or lose routes based upon its bids.

In June 2006, the Company entered into a Marketing and License Agreement with Ballet Theatre Foundation Inc., a nonprofit organization, to use the American Ballet Theatre and ABT marks in connection with development, manufacture, marketing promotion, distribution, and sale of certain dance footwear. Mr. Rubel became a Trustee of Ballet Theatre Foundation, Inc., in January 2007.

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2010 under the captions “Election of Directors — Directors and Nominees for Director,” and “Charters and Corporate Governance Principles — Independence of Directors and Nominees for Director” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Principal Accounting Fees and Services” of the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 27, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules:

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Other than as set forth below, financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of Period	Costs and Expenses	Deductions(1)	End of Period
	(Dollars in millions)

Year ended January 30, 2010
Allowance for doubtful accounts	$3.8	$2.9	$(2.5)	$4.2
Deferred tax valuation allowance	8.1	3.3	—	11.4
Sales return reserve	3.0	45.1	(44.8)	3.3
Year ended January 31, 2009
Allowance for doubtful accounts	$2.5	$3.4	$(2.1)	$3.8
Deferred tax valuation allowance	5.8	2.9	(0.6)	8.1
Sales return reserve	3.3	43.7	(44.0)	3.0
Year ended February 2, 2008
Allowance for doubtful accounts	$0.5	$3.5	$(1.5)	$2.5
Deferred tax valuation allowance	6.7	0.4	(1.3)	5.8
Sales return reserve	1.4	23.9	(22.0)	3.3

(1)	With regard to allowances for doubtful accounts, deductions relate to uncollectible receivables (both accounts and other receivables) that have been written off, net of recoveries. For the deferred tax valuation allowance, deductions relate to deferred tax assets that have been written off. For sales returns, deductions related to actual returns.

(b) Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Payless ShoeSource, Inc., a Delaware corporation (the “Company”).(1)
3.2	Amended and Restated Bylaws of the Company.(2)
3.3	Certificate of Amendment of the Company’s Certificate of Incorporation.(3)
4.1	Indenture, dated as of July 28, 2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Wells-Fargo Bank Minnesota, National Association as Trustee, related to the 8.25% Senior Subordinated Notes Due 2013.(4)
4.2	Exchange and Registration Rights Agreement, Dated July 28, 2003, among Payless ShoeSource, Inc. and each of Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers.(4)
10.1	Sublease, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc.(5)
10.2	Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended September 18, 2003.(6)
10.3	Stock Plan for Non-Management Directors of Collective Brands, Inc., as amended August 17, 2007.(7)
10.4	Form of Employment Agreement between Collective Brands, Inc. (formerly Payless ShoeSource, Inc.), and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey & Betty Click.(8)
10.5	Form of Amendment to Employment Agreement between Collective Brands, Inc. and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey, Douglas G. Boessen and Betty Click.(13)
10.6	Collective Brands, Inc. Supplementary Retirement Account Plan, as amended and restated January 1, 2008.(7)
10.7	Employment Agreement between Collective Brands, Inc. and Douglas G. Boessen.(13)
10.8	Employment Agreement between LuAnn Via and Payless ShoeSource, Inc.(11)
10.9	Amendment 1 to Employment Agreement between Payless ShoeSource, Inc. and LuAnn Via dated December 19, 2008.(13)
10.10	Payless ShoeSource, Inc., 401(k) Profit Sharing Plan, as amended effective August 1, 2007.(7)
10.11	Second Amendment to the Payless ShoeSource, Inc. 401(k) Profit Sharing Plan, effective January 1, 2008.(14)
10.12	Third Amendment to the Payless ShoeSource, Inc. 401(k) Profit Sharing Plan, effective January 1, 2009.(14)
10.13	Fourth Amendment to the Payless ShoeSource, Inc. 401(k) Profit Sharing Plan, effective February 26, 2009.(14)
10.14	Form of Change of Control Agreement between Collective Brands, Inc. (formerly Payless ShoeSource, Inc.) and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey and Betty Click.(9)
10.15	Form of Amendment to the Change of Control Agreement between Collective Brands, Inc. and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey and Betty Click.(13)
10.16	Change of Control Agreement between Collective Brands, Inc. and Douglas G. Boessen effective December 30, 2008.(13)
10.17	Form of Directors’ Indemnification Agreement.(8)
10.18	Form of Officers’ Indemnification Agreement.(9)
10.19	Collective Brands, Inc. Deferred Compensation Plan for Non-Management Directors, as amended January 1, 2008.(14)
10.20	The Stock Appreciation and Phantom Stock Unit Plan of Collective Brands, Inc. and its Subsidiaries for Collective Brands International Employees, as amended April 17, 2007.(7)
10.21	Collective Brands, Inc. Employee Stock Purchase Plan, as amended August 17, 2007.(7)
10.22	Collective Brands, Inc. Deferred Compensation Plan, as amended and restated January 1, 2008.(7)
10.23	Collective Brands, Inc. Incentive Compensation Plan as amended August 17, 2007.(7)
10.24	Amended and Restated Loan and Guaranty Agreement, dated August 17, 2007, by and among Collective Brands Finance, Inc. as Borrower, the Guarantors thereto as Credit Parties, the Lenders signatory thereto and Wells Fargo Retail Finance, LLC as the Arranger and Administrative Agent.(3)
10.25	Amended and Restated Employment Agreement between Collective Brands, Inc. and Matthew E. Rubel accepted and agreed to December 19, 2008.(13)
10.26	Form of Restricted Stock Award Agreement.(14)
10.27	Form of Stock Settled Stock Appreciation Rights Award Agreement.(14)
10.28	2006 Collective Brands, Inc. Stock Incentive Plan, amended August 17, 2007.(7)
10.29	Term Loan Agreement, dated as of August 17, 2007 (the “Term Loan”), among Collective Brands Finance, Inc. as Borrower, and the Lenders party thereto and CitiCorp North America, Inc., as Administrative Agent and Collateral Agent.(3)

Number	Description

10.30	Form of Performance Share Unit Agreement.(10)
10.31	CEO Restricted Stock Award Agreement.(10)
10.32	Amended and Restated Change of Control Agreement between Collective Brands, Inc. and Matthew E. Rubel agreed and accepted December 19, 2008.(13)
10.33	Second Amendment to the Term Loan Agreement dated as of March 11, 2008.(7)
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Executive Officer, President and Chairman of the Board.*
31.2	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Division Senior Vice President, Chief Financial Officer and Treasurer.*
32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President.*
32.2	Certification Pursuant to 18 U.S.C. 1350 of the Division Senior Vice President, Chief Financial Officer and Treasurer.*

*	Filed herewith.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 1998.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on November 13, 2008.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on August 17, 2007.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-14770) for the quarter ended August 2, 2003, filed with the SEC on September 12, 2003.

(5)	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996, as amended through April 15, 1996.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File Number 333-109388) filed with the SEC on October 2, 2003, as amended.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 2, 2008, filed with the SEC on April 1, 2008.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 1, 2003, filed with the SEC on April 18, 2003.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended January 31, 2004, filed with the SEC on April 9, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 2007.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on July 9, 2008.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on December 1, 2008.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on December 23, 2008.

(14)	Incorporated by reference from the Company’s Current Report on Form 10-K (File Number 1-14770) for the year ended January 31, 2009, filed with the SEC on March 30, 2009.

The Company will furnish to stockholders upon request, and without charge, a copy of the 2009 Annual Report and the 2010 Proxy Statement, portions of which are incorporated by reference in the Form 10-K. The Company will furnish any other Exhibit at cost.

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

Date: March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew E. Rubel	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	Date: March 26, 2010

/s/ Matthew A. Ouimet	Director	Date: March 26, 2010

/s/ David Scott Olivet	Director	Date: March 26, 2010

/s/ Robert C. Wheeler	Director	Date: March 26, 2010

/s/ Michael A. Weiss	Director	Date: March 26, 2010

/s/ Mylle H. Mangum	Director	Date: March 26, 2010

/s/ Douglas G. Boessen	Division Senior Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 26, 2010

/s/ Daniel Boggan Jr.	Director	Date: March 26, 2010

/s/ Mylle H. Mangum	Director	Date: March 26, 2010

/s/ John F. McGovern	Director	Date: March 26, 2010

/s/ Robert F. Moran	Director	Date: March 26, 2010