Form 10-Q
period 2010-05-01
COLLECTIVE BRANDS, INC.
filed 2010-06-02
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2010
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
Registrant’s telephone number, including area code (785) 233-5171
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value
64,884,442 shares as of May 25, 2010

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED MAY 1, 2010
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
Net sales	$878.8	$862.9
Cost of sales	542.1	553.1

Gross margin	336.7	309.8
Selling, general and administrative expenses	255.1	249.3

Operating profit from continuing operations	81.6	60.5
Interest expense	13.4	16.4
Interest income	(0.2)	(0.6)
Loss on early extinguishment of debt	0.8	—

Net earnings from continuing operations before income taxes	67.6	44.7
Provision for income taxes	11.6	6.4

Net earnings from continuing operations	56.0	38.3
Loss from discontinued operations, net of income taxes	—	(0.1)

Net earnings	56.0	38.2
Net earnings attributable to noncontrolling interests	(1.8)	(0.2)

Net earnings attributable to Collective Brands, Inc.	$54.2	$38.0

Basic earnings per share attributable to Collective Brands, Inc. common shareholders:
Earnings from continuing operations	$0.84	$0.59
Loss from discontinued operations	—	—

Basic earnings per share attributable to Collective Brands, Inc. common shareholders:	$0.84	$0.59

Diluted earnings per share attributable to Collective Brands, Inc. common shareholders:
Earnings from continuing operations	$0.83	$0.59
Loss from discontinued operations	—	—

Diluted earnings per share attributable to Collective Brands, Inc. common shareholders:	$0.83	$0.59

Basic weighted average shares outstanding	63.4	63.1
Diluted weighted average shares outstanding	64.6	63.1
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	May 1,	May 2,	January 30,
	2010	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$352.4	$260.8	$393.5
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of May 1, 2010, May 2, 2009 and January 30, 2010 of $5.4, $4.8 and $5.5, respectively	116.6	99.4	95.5
Inventories	467.4	480.7	442.9
Current deferred income taxes	38.3	34.5	42.1
Prepaid expenses	61.3	57.0	48.9
Other current assets	19.8	20.3	21.7
Current assets of discontinued operations	—	0.8	0.5

Total current assets	1,055.8	953.5	1,045.1

Property and Equipment:
Land	6.9	8.6	7.0
Property, buildings and equipment	1,421.0	1,476.6	1,403.1
Accumulated depreciation and amortization	(975.6)	(971.4)	(945.9)

Property and equipment, net	452.3	513.8	464.2
Intangible assets, net	441.2	441.0	445.5
Goodwill	279.8	281.6	279.8
Deferred income taxes	7.2	5.0	6.5
Other assets	43.9	41.5	43.2

Total Assets	$2,280.2	$2,236.4	$2,284.3

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$6.1	$7.1	$6.9
Accounts payable	225.3	144.7	195.9
Accrued expenses	161.0	190.1	181.8
Current liabilities of discontinued operations	—	1.9	1.3

Total current liabilities	392.4	343.8	385.9

Long-term debt	763.6	885.9	842.4
Deferred income taxes	65.2	52.4	65.5
Other liabilities	226.2	262.0	226.3
Noncurrent liabilities of discontinued operations	—	0.3	0.3
Commitments and contingencies (Note 11)
Equity:
Collective Brands, Inc. shareowners’ equity	802.9	667.0	735.2
Noncontrolling interests	29.9	25.0	28.7

Total equity	832.8	692.0	763.9

Total Liabilities and Equity	$2,280.2	$2,236.4	$2,284.3

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in millions)

	Collective Brands, Inc. Shareowners’
	Outstanding	Additional		Accumulated Other	Non-
	Common	Paid-in	Retained	Comprehensive	controlling		Comprehensive
	Stock	Capital	Earnings	Loss	Interests	Total	Income
Balance at January 31, 2009	$0.7	$17.8	$639.4	$(35.6)	$23.7	$646.0

Net earnings	—	—	38.0	—	0.2	38.2	$38.2
Translation adjustments	—	—	—	1.6	(0.8)	0.8	0.8
Net change in fair value of derivative, net of taxes of $0.5	—	—	—	0.9	—	0.9	0.9
Changes in unrecognized amounts of pension benefits, net of taxes of $0.3	—	—	—	0.5	—	0.5	0.5
Issuances of common stock under stock plans	—	0.2	—	—	—	0.2
Purchases of common stock	—	(0.5)	—	—	—	(0.5)
Amortization of unearned nonvested shares	—	1.2	—	—	—	1.2
Stock option expense	—	2.8	—	—	—	2.8
Contributions from noncontrolling interests	—	—	—	—	2.7	2.7
Distributions to noncontrolling interests	—	—	—	—	(0.8)	(0.8)

Comprehensive income							40.4
Comprehensive loss attributable to noncontrolling interests							0.6

Comprehensive income attributable to Collective Brands, Inc.							$41.0

Balance at May 2, 2009	$0.7	$21.5	$677.4	$(32.6)	$25.0	$692.0

Balance at January 30, 2010	$0.7	$34.7	$722.1	$(22.3)	$28.7	$763.9

Net earnings	—	—	54.2	—	1.8	56.0	$56.0
Translation adjustments	—	—	—	3.3	0.7	4.0	4.0
Net change in fair value of derivatives, net of taxes of $1.2	—	—	—	1.8	—	1.8	1.8
Changes in unrecognized amounts of pension benefits, net of taxes of $0.3	—	—	—	0.7	—	0.7	0.7
Issuances of common stock under stock plans	—	7.8	—	—	—	7.8
Purchases of common stock	—	(4.5)	—	—	—	(4.5)
Amortization of unearned nonvested shares	—	1.6	—	—	—	1.6
Stock option expense	—	2.8	—	—	—	2.8
Contributions from noncontrolling interests	—	—	—	—	0.7	0.7
Distributions to noncontrolling interests	—	—	—	—	(2.0)	(2.0)

Comprehensive income							62.5
Comprehensive income attributable to noncontrolling interests							(2.5)

Comprehensive income attributable to Collective Brands, Inc.							$60.0

Balance at May 1, 2010	$0.7	$42.4	$776.3	$(16.5)	$29.9	$832.8

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended
	May 1,	May 2,
	2010	2009

Operating Activities:
Net earnings	$56.0	$38.2
Loss from discontinued operations, net of income taxes	—	0.1
Adjustments for non-cash items included in net earnings:
Loss on disposal of assets	1.0	0.8
Depreciation and amortization	34.3	34.8
Provision for losses on accounts receivable	0.6	0.2
Share-based compensation expense	4.8	4.4
Deferred income taxes	1.9	(0.5)
Loss on extinguishment of debt	0.8	—
Other, net	—	(0.1)
Changes in working capital
Accounts receivable	(21.6)	(1.4)
Inventories	(23.0)	11.9
Prepaid expenses and other current assets	(11.4)	7.2
Accounts payable	32.1	(27.6)
Accrued expenses	(19.5)	(9.3)
Changes in other assets and liabilities, net	(2.8)	(1.0)
Contributions to pension plans	—	(0.7)
Net cash provided by discontinued operations	—	0.4

Cash flow provided by operating activities	53.2	57.4

Investing Activities:
Capital expenditures	(19.8)	(26.7)

Cash flow used in investing activities	(19.8)	(26.7)

Financing Activities:
Repayment of debt	(79.7)	(20.2)
Issuances of common stock	7.8	0.2
Purchases of common stock	(4.5)	(0.5)
Contributions by noncontrolling interests	0.7	2.7
Distribution to noncontrolling interests	(2.0)	(0.8)

Cash flow used in financing activities	(77.7)	(18.6)

Effect of exchange rate changes on cash	3.2	(0.6)

(Decrease) increase in cash and cash equivalents	(41.1)	11.5
Cash and cash equivalents, beginning of year	393.5	249.3

Cash and cash equivalents, end of quarter	$352.4	$260.8

Supplemental cash flow information:
Interest paid	$16.5	$19.6
Income taxes paid	$4.6	$0.1
Non-cash investing and financing activities:
Accrued capital expenditures	$10.0	$12.3
Accrued intangible asset expenditures	$0.4	$—
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Interim Results
These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 62-108) in the Company’s 2009 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items included in these statements are based upon estimates for the entire year. The Condensed Consolidated Balance Sheet as of January 30, 2010 has been derived from the audited financial statements at that date.
The Company’s operations in the Central and South American Regions are operated as consolidated joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is comprised of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is comprised of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. The results for the thirteen week period ended May 1, 2010 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 29, 2011.
Note 2 — Intangible Assets and Goodwill
The following is a summary of the Company’s intangible assets:

	May 1,	May 2,	January 30,
(dollars in millions)	2010	2009	2010

Intangible assets subject to amortization:
Favorable lease rights:
Gross carrying amount	$30.4	$32.6	$30.4
Less: accumulated amortization	(23.3)	(22.4)	(22.2)

Carrying amount, end of period	7.1	10.2	8.2

Customer relationships:
Gross carrying amount	76.3	76.3	76.3
Less: accumulated amortization	(39.3)	(25.6)	(36.5)

Carrying amount, end of period	37.0	50.7	39.8

Trademarks and other intangible assets:
Gross carrying amount	38.9	19.3	38.5
Less: accumulated amortization	(7.3)	(4.7)	(6.5)

Carrying amount, end of period	31.6	14.6	32.0

Total carrying amount of intangible assets subject to amortization	75.7	75.5	80.0
Indefinite-lived trademarks	365.5	365.5	365.5

Total intangible assets	$441.2	$441.0	$445.5

Amortization expense on intangible assets is as follows:

	13 Weeks Ended
	May 1,	May 2,
(dollars in millions)	2010	2009

Amortization expense on intangible assets	$4.7	$4.7

The Company expects amortization expense for the remainder of 2010 and the following four years to be as follows (in millions):

Year	Amount

Remainder of 2010	$12.5
2011	13.5
2012	11.1
2013	9.6
2014	8.2
The following presents the carrying amount of goodwill, by reporting segment:

	May 1,	May 2,	January 30,
(dollars in millions)	2010	2009	2010
Stride Rite Wholesale	$239.6	$241.4	$239.6
Payless Domestic	40.2	40.2	40.2

Total	$279.8	$281.6	$279.8

Note 3 — Long-Term Debt
The following is a summary of the Company’s long-term debt and capital lease obligations:

	May 1,	May 2,	January 30,
(dollars in millions)	2010	2009	2010

Term Loan Facility (1)	$593.7	$696.6	$673.4
Senior subordinated notes (2)	173.8	195.3	173.7
Revolving loan facility (3)	—	—	—
Capital-lease obligations	1.0	1.1	1.0
Other long-term debt	1.2	—	1.2

Total debt	769.7	893.0	849.3
Less: current maturities of long-term debt	6.1	7.1	6.9

Long-term debt	$763.6	$885.9	$842.4

(1)	As of May 1, 2010, May 2, 2009 and January 30, 2010, the fair value of the Company’s Term Loan was $587.0 million, $536.4 million and $653.2 million, respectively, based on market conditions and perceived risks as of those dates.

(2)	As of May 1, 2010, May 2, 2009 and January 30, 2010, the fair value of the Company’s senior subordinated notes was $179.8 million, $163.3 million and $178.5 million, respectively, based on trading activity as of those dates.

(3)	As of May 1, 2010, the Company’s borrowing base on its revolving loan facility was $264.9 million less $29.9 million in outstanding letters of credit, or $235.0 million. The variable interest rate, including the applicable variable margin at May 1, 2010, was 1.22%.
During the thirteen weeks ended May 1, 2010, the Company repaid $79.7 million of its outstanding Term Loan Facility Balance. As a result of this payment, the Company recorded a loss on extinguishment of debt of $0.8 million.
As of May 1, 2010, the Company was in compliance with all of its debt covenants related to the above outstanding debt.
Note 4 — Derivatives
In 2007, the Company entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million term loan facility (“interest rate contract”). The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of May 1, 2010, the Company has hedges remaining on $310 million of its $593.7 million outstanding Term Loan Facility balance.
The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through August 2010. As of May 1, 2010, the Company has hedged $14.7 million of its forecasted foreign currency purchases.
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

		Fair Value
	Location on Condensed	May 1,	May 2,	January 30,
(dollars in millions)	Consolidated Balance Sheet	2010	2009	2010

Interest rate contract	Other liabilities	$4.3	$20.1	$5.4
Interest rate contract	Accrued expenses	$7.7	$—	$10.0
Foreign currency contracts	Accrued expenses	$0.4	$—	$0.1
Foreign currency contracts	Other current assets	$—	$—	$0.1
It is the Company’s policy to enter into derivative instruments with terms that match the underlying exposure being hedged. As such, the Company’s derivative instruments are considered highly effective, and the net gain or loss from hedge ineffectiveness is not significant. Realized gains or losses on the hedging instruments occur when a portion of the hedge settles or if it is probable that the forecasted transaction will not occur. The impact of the derivative instruments on the Condensed Consolidated Financial Statements is as follows:

	Loss Recognized in OCI on			Loss Reclassified from AOCI into
	Derivative			Earnings
	13 Weeks Ended			13 Weeks Ended
			Location on Condensed
	May 1,	May 2,	Consolidated Statement of	May 1,	May 2,
(dollars in millions)	2010	2009	Earnings	2010	2009

Interest rate contract	$(0.2)	$(1.3)	Interest expense	$(2.2)	$(2.2)
Foreign currency contracts	$(0.3)	$—	Cost of sales	$(0.1)	$—
The Company expects $7.7 million of the fair value of the interest rate contract and $0.4 million of the fair value of the foreign currency contracts recorded in AOCI to be recognized in earnings during the next 12 months. These amounts may vary based on actual changes to LIBOR and foreign currency exchange rates.
Note 5 — Fair Value Measurements
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

The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis. The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
		Significant	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Other Inputs	Inputs
(dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of May 1, 2010:
Financial Assets:
Money market funds	$244.4	$—	$—	$244.4
Financial Liabilities:
Interest rate contract(1)	$—	$12.0	$—	$12.0
Foreign currency contracts(2)	$—	$0.4	$—	$0.4

As of May 2, 2009:
Financial Assets:
Money market funds	$183.1	$—	$—	$183.1
Financial Liabilities:
Interest rate contract(1)	$—	$20.1	$—	$20.1

As of January 30, 2010:
Financial Assets:
Money market funds	$301.3	$—	$—	$301.3
Foreign currency contracts(2)	$—	$0.1	$—	$0.1
Financial Liabilities:
Interest rate contract(1)	$—	$15.4	$—	$15.4
Foreign currency contracts(2)	$—	$0.1	$—	$0.1

(1)	The fair value of the interest rate contract is determined using a mark-to-market valuation technique based on an observable interest rate yield curve and adjusting for credit risk.

(2)	The fair value of the foreign currency contracts are determined using a mark-to-market technique based on observable foreign currency exchange rates and adjusting for credit risk.
Note 6 — Pension Plans
The Company has a pension plan that covers a select group of management employees (“Payless Plan”) and a pension plan that covers certain PLG employees (“PLG Plan”). To calculate pension expense, the Company uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods.
Payless Plan
The Payless Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were:

	13 Weeks Ended
	May 1,	May 2,
(dollars in millions)	2010	2009

Components of pension expense:
Service cost	$0.2	$0.2
Interest cost	0.5	0.6
Amortization of prior service cost	0.4	0.4
Amortization of actuarial loss	0.3	0.1

Total	$1.4	$1.3

PLG Plan
The PLG Plan is a noncontributory defined benefit pension plan covering certain eligible PLG associates. The components of pension expense for the plan were:

	13 Weeks Ended
	May 1,	May 2,
(dollars in millions)	2010	2009

Components of pension expense:
Interest cost	$1.1	$1.1
Expected return on net assets	(1.2)	(0.9)
Amortization of actuarial loss	0.3	0.4

Total	$0.2	$0.6

Note 7 — Share-Based Compensation
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SARs”), cash-settled stock appreciation rights (“cash-settled SARs”), as well as full value vehicles consisting of nonvested shares and phantom stock units (“nonvested shares and share units”).

The number of shares for grants made in the 13 weeks ended May 1, 2010 and May 2, 2009, respectively, are as follows:

	13 Weeks Ended
	May 1,	May 2,
	2010	2009

Stock-settled SARs(1):
Vest in installments over 3 years	720,125	1,468,959
Cliff vest after 3 years	12,200	462,200

Nonvested shares and share units:
Vest in installments over 3 years	313,363	335,959
Vest in installments over 2 years	77,231	—
Performance grant — vest in installments over 3 years(2)	77,227	—
Phantom nonvested shares — vest in installments over 3 years	18,033	13,743

Cash-settled SARs:
Vest in installments over 3 years	19,497	43,800
Cliff vest after 3 years	—	3,500

(1)	All of the stock-settled SARs issued by the Company in 2010 contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 125% of the fair market value of the underlying common stock on the grant date of the SAR, meaning that the maximum shares issuable under a SAR is 0.56 shares per SAR. Therefore, the maximum number of shares that can be issued under the 2010 grants are 400,069 shares that vest in installments over 3 years and 6,778 shares that cliff vest after 3 years. Prior to 2010, the appreciation cap was 200%, meaning that the maximum shares issuable under a SAR was 0.67 shares per SAR. Therefore, the maximum number of shares that can be issued under the 2009 grants are 979,306 shares that vest in installments over 3 years and 308,133 shares that cliff vest after 3 years.

(2)	Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of May 1, 2010, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.
The total fair value of share grants for the 13 weeks ended May 1, 2010 and May 2, 2009 is $17.0 million and $10.5 million, respectively.
Total share-based compensation expense of $4.8 million before tax has been included in the Company’s Condensed Consolidated Statement of Earnings for the thirteen weeks ended May 1, 2010. Included in this amount is $0.6 million of expense that was recognized as a result of the grants made in 2010. No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended
	May 1,	May 2,
(dollars in millions)	2010	2009

Cost of sales	$1.2	$1.1
Selling, general and administrative expenses	3.6	3.3

Share-based compensation expense before income taxes	4.8	4.4
Tax benefit	(1.8)	(1.7)

Share-based compensation expense after income taxes	$3.0	$2.7

As of May 1, 2010, the Company had unrecognized compensation expense related to nonvested awards of $30.0 million, which is expected to be recognized over a weighted average period of 1.2 years.
Note 8 — Income Taxes
The Company’s effective income tax rate on continuing operations was 17.2% during the thirteen weeks ended May 1, 2010, compared to 14.3% during the thirteen weeks ended May 2, 2009. The Company recorded $1.9 million of favorable discrete events in the thirteen weeks ended May 1, 2010 and $1.4 million of favorable discrete events in the thirteen weeks ended May 2, 2009. The Company expects its effective tax rate to differ from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate and the on-going implementation of tax efficient business initiatives. The unfavorable difference in the overall effective tax rate for 2010 compared to 2009 is due an increase in the pre-tax income in relatively high tax rate jurisdictions as well as decreased income in relatively lower tax rate jurisdictions.

The Company has unrecognized tax benefits, inclusive of related interest and penalties, of $66.5 million and $64.3 million as of May 1, 2010 and May 2, 2009, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $40.5 million and $37.9 million, respectively.
The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at May 1, 2010 will decrease by up to $43.8 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $20.5 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
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
Note 9 — Earnings Per Share
Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the more dilutive earnings per share amount calculated using the treasury method or the two-class method. For the thirteen weeks ended May 1, 2010 and May 2, 2009, the Company used the two-class method calculation for earnings per share. Diluted earnings per share include the effect of conversions of stock options and stock-settled stock appreciation rights. Earnings per share has been computed as follows:

	13 Weeks Ended
	May 1,	May 2,
(dollars in millions, except per share amounts; shares in thousands)	2010	2009

Net earnings attributable to Collective Brands, Inc. from continuing operations	$54.2	$38.1

Less: net earnings allocated to participating securities(1)	0.8	0.5

Net earnings available to common shareholders from continuing operations	$53.4	$37.6

Weighted average shares outstanding — basic	63,421	63,054
Net effect of dilutive stock options	395	—
Net effect of dilutive SARs	806	—

Weighted average shares outstanding — diluted	64,622	63,054

Basic earnings per share attributable to common shareholders from continuing operations	$0.84	$0.59
Diluted earnings per share attributable to common shareholders from continuing operations	$0.83	$0.59

(1)	Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding.
The Company excluded approximately 1.9 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen weeks ended May 1, 2010 and approximately 7.9 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen weeks ended May 2, 2009 because to include them would have been antidilutive.
Note 10 — Segment Reporting
The Company has four reporting segments: (i) Payless Domestic, (ii) Payless International, (iii) PLG Wholesale and (iv) PLG Retail. The Company has defined its reporting segments as follows:
(i)	The Payless Domestic reporting segment is comprised primarily of domestic retail stores under the Payless ShoeSource name, the Company’s sourcing unit and Collective Licensing.

(ii)	The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands, as well as franchising arrangements under the Payless ShoeSource name.

(iii)	The PLG Wholesale reporting segment consists of PLG’s global wholesale operations.

(iv)	The PLG Retail reporting segment consists of PLG’s owned Stride Rite Children’s stores, Stride Rite Outlet stores and Sperry Top-Sider retail stores.
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $8.8 million and $8.6 million during the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the Company’s reporting segments is as follows:

	13 Weeks Ended
	May 1,	May 2,
(dollars in millions)	2010	2009
Reporting segment revenues from external customers:
Payless Domestic	$546.6	$570.8
Payless International	100.0	84.8
PLG Wholesale	173.4	148.8
PLG Retail	58.8	58.5

Total revenues from external customers	$878.8	$862.9

Reporting segment operating profit from continuing operations:
Payless Domestic	$49.3	$42.2
Payless International	7.1	1.8
PLG Wholesale	23.3	14.3
PLG Retail	1.9	2.2

Total operating profit from continuing operations	$81.6	$60.5

	May 1,	May 2,	January 30,
(dollars in millions)	2010	2009	2010
Reporting segment total assets:
Payless Domestic	$1,138.2	$1,125.1	$1,151.1
Payless International	215.3	175.9	201.5
PLG Wholesale	860.4	854.0	866.3
PLG Retail	66.3	81.4	65.4

Reporting segment total assets	$2,280.2	$2,236.4	$2,284.3

Note 11 — Commitments and Contingencies
Other than as described below, there are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations or cash flows.
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
Note 12 — Impact of Recently Issued Accounting Standards
In June 2009, the FASB issued revised guidance for consolidation of the variable interest entity (“VIE”). The revised guidance, which is now part of ASC 810, “Consolidation”, changed the accounting rules to improve financial reporting by enterprises involved with a VIE. Primarily, the revision eliminates an existing provision that excludes certain special-purpose entities from consolidation requirements and also establishes principles-based criteria for determining whether a VIE should be consolidated. The revised guidance was effective for fiscal years beginning after November 15, 2009. The adoption of this revised guidance did not have a material effect on the Company’s Condensed Consolidated Financial Statements.
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). This guidance requires additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as fair value measurement disclosures for each “class” of assets and liabilities in our Condensed Consolidated Balance Sheets. The Company adopted certain provisions of this new guidance in the first quarter of 2010. Please refer to Note 5, “Fair Value Measurements” for adopted disclosures. Certain provisions of ASU No. 2010-06 are effective for fiscal years beginning after December 15, 2010. These provisions, which amended Subtopic 820-10, will require the Company to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas currently these are presented in aggregate as one line item. The Company does not believe the adoption of these provisions will have a material impact on its Condensed Consolidated Financial Statements.
Note 13 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of May 1, 2010, May 2, 2009 and January 30, 2010 were $8.5 million, $3.7 million and $11.8 million, respectively. Total borrowings with these financial institutions as of May 1, 2010 and January 30, 2010 were $1.2 million and $1.2 million, respectively. There were no borrowings with these financial institutions as of May 2, 2009.
Note 14 — Subsidiary Guarantors of Senior Notes – Condensed Consolidating Financial Information
The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the Condensed Consolidating Statements of Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and Total Condensed Consolidated Collective Brands, Inc. and Subsidiaries for the thirteen week periods ended May 1, 2010, and May 2, 2009, Condensed Consolidating Balanced Sheets as of May 1, 2010, May 2, 2009, and January 30, 2010, and the Condensed Consolidating Statements of Cash Flows for the thirteen week periods ended May 1, 2010, and May 2, 2009. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent within other assets.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended May 1, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$777.9	$363.1	$(262.2)	$878.8
Cost of sales	—	501.8	281.2	(240.9)	542.1

Gross margin	—	276.1	81.9	(21.3)	336.7
Selling, general and administrative expenses	0.9	217.9	57.6	(21.3)	255.1

Operating (loss) profit from continuing operations	(0.9)	58.2	24.3	—	81.6
Interest expense	7.0	9.6	—	(3.2)	13.4
Interest income	—	(3.4)	—	3.2	(0.2)
Loss on early extinguishment of debt	—	0.8	—	—	0.8
Equity in earnings of subsidiaries	(59.3)	(22.7)	—	82.0	—

Earnings from continuing operations before income taxes	51.4	73.9	24.3	(82.0)	67.6
(Benefit) provision for income taxes	(2.8)	14.6	(0.2)	—	11.6

Net earnings	54.2	59.3	24.5	(82.0)	56.0
Net earnings attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)

Net earnings attributable to Collective Brands, Inc.	$54.2	$59.3	$22.7	$(82.0)	$54.2

	13 Weeks Ended May 2, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$788.6	$278.2	$(203.9)	$862.9
Cost of sales	—	529.5	206.1	(182.5)	553.1

Gross margin	—	259.1	72.1	(21.4)	309.8
Selling, general and administrative expenses	0.5	214.7	55.5	(21.4)	249.3

Operating (loss) profit from continuing operations	(0.5)	44.4	16.6	—	60.5
Interest expense	6.4	11.9	0.1	(2.0)	16.4
Interest income	—	(2.6)	—	2.0	(0.6)
Equity in earnings of subsidiaries	(42.4)	(15.8)	—	58.2	—

Earnings from continuing operations before income taxes	35.5	50.9	16.5	(58.2)	44.7
(Benefit) provision for income taxes	(2.5)	8.4	0.5	—	6.4

Net earnings from continuing operations	38.0	42.5	16.0	(58.2)	38.3
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)

Net earnings	38.0	42.4	16.0	(58.2)	38.2
Net earnings attributable to noncontrolling interests	—	—	(0.2)	—	(0.2)

Net earnings attributable to Collective Brands, Inc.	$38.0	$42.4	$15.8	$(58.2)	$38.0

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of May 1, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$196.5	$155.9	$—	$352.4
Accounts receivable, net	—	102.5	23.1	(9.0)	116.6
Inventories	—	376.7	99.9	(9.2)	467.4
Current deferred income taxes	—	31.0	7.3	—	38.3
Prepaid expenses	13.6	35.2	12.5	—	61.3
Other current assets	—	252.8	205.7	(438.7)	19.8

Total current assets	13.6	994.7	504.4	(456.9)	1,055.8

Property and Equipment:
Land	—	6.9	—	—	6.9
Property, buildings and equipment	—	1,218.4	202.6	—	1,421.0
Accumulated depreciation and amortization	—	(843.2)	(132.4)	—	(975.6)

Property and equipment, net	—	382.1	70.2	—	452.3

Intangible assets, net	—	406.1	35.1	—	441.2
Goodwill	—	141.8	138.0	—	279.8
Deferred income taxes	—	—	7.2	—	7.2
Other assets	1,436.5	995.9	2.8	(2,391.3)	43.9

Total Assets	$1,450.1	$2,920.6	$757.7	$(2,848.2)	$2,280.2

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$6.1	$—	$—	$6.1
Accounts payable	—	156.0	164.3	(95.0)	225.3
Accrued expenses	7.5	470.9	40.2	(357.6)	161.0
Current liabilities of discontinued operations	—	—	—	—	—

Total current liabilities	7.5	633.0	204.5	(452.6)	392.4

Long-term debt	636.7	587.6	88.3	(549.0)	763.6
Deferred income taxes	—	63.3	1.9	—	65.2
Other liabilities	3.0	207.0	16.7	(0.5)	226.2
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	802.9	1,429.7	416.4	(1,846.1)	802.9
Noncontrolling interests	—	—	29.9	—	29.9

Total equity	802.9	1,429.7	446.3	(1,846.1)	832.8

Total Liabilities and Equity	$1,450.1	$2,920.6	$757.7	$(2,848.2)	$2,280.2

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended May 1, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net earnings	$54.2	$59.3	$24.5	$(82.0)	$56.0
Adjustments for non-cash items included in net earnings	0.1	38.3	5.0	—	43.4
Changes in working capital	(9.0)	3.8	(37.9)	(0.3)	(43.4)
Other, net	(48.6)	(87.8)	51.3	82.3	(2.8)

Cash flow (used in) provided by operating activities	(3.3)	13.6	42.9	—	53.2

Investing Activities:
Capital expenditures	—	(17.2)	(2.6)	—	(19.8)

Cash flow used in investing activities	—	(17.2)	(2.6)	—	(19.8)

Financing Activities:
Net repayment of debt	—	(79.7)	—	—	(79.7)
Net issuances of common stock	3.3	—	—	—	3.3
Net distributions to noncontrolling interests	—	—	(1.3)	—	(1.3)

Cash flow used in financing activities	3.3	(79.7)	(1.3)	—	(77.7)
Effect of exchange rate changes on cash	—	—	3.2	—	3.2

(Decrease) increase in cash and cash equivalents	—	(83.3)	42.2	—	(41.1)
Cash and cash equivalents, beginning of year	—	279.8	113.7	—	393.5

Cash and cash equivalents, end of quarter	$—	$196.5	$155.9	$—	$352.4

	13 Weeks Ended May 2, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net earnings	$38.0	$42.4	$16.0	$(58.2)	$38.2
Loss from discontinued operations, net of income taxes	—	0.1	—	—	0.1
Adjustments for non-cash items included in net earnings	0.8	35.5	3.3	—	39.6
Changes in working capital	1.7	14.4	(30.9)	(4.4)	(19.2)
Other, net	(39.2)	(14.6)	(2.3)	54.8	(1.3)

Cash flow provided by (used in) operating activities	1.3	77.8	(13.9)	(7.8)	57.4

Investing Activities:
Capital expenditures	—	(20.7)	(6.0)	—	(26.7)

Cash flow used in investing activities	—	(20.7)	(6.0)	—	(26.7)

Financing Activities:
Net repayment of debt or notes	(1.0)	(19.2)	—	—	(20.2)
Net purchases of common stock	(0.3)	—	—	—	(0.3)
Net contribution from noncontrolling interests	—	—	1.9	—	1.9
Net distributions to parent	—	—	(3.5)	3.5	—

Cash flow used in financing activities	(1.3)	(19.2)	(1.6)	3.5	(18.6)
Effect of exchange rate changes on cash	—	—	(4.9)	4.3	(0.6)

Increase (decrease) in cash and cash equivalents	—	37.9	(26.4)	—	11.5
Cash and cash equivalents, beginning of year	—	141.7	107.6	—	249.3

Cash and cash equivalents, end of quarter	$—	$179.6	$81.2	$—	$260.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property and employment matters; the inability to renew material leases, licenses or contracts upon their expiration on acceptable terms; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the risk that we will not be able to integrate recently acquired businesses successfully, or that such integration will take longer than anticipated; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures or franchised operations; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2009 Annual Report on Form 10-K for the fiscal year ended January 30, 2010, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our Condensed Consolidated Financial Statements and the accompanying notes thereto contained included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 30, 2010, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended January 30, 2010. MD&A includes the following sections:
•	Our Business — a general description of our business, our strategy and the impact of new federal legislation.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the 13 weeks ended May 1, 2010 and May 2, 2009 as presented in our Condensed Consolidated Financial Statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the 13 weeks ended May 1, 2010 and May 2, 2009 as presented in our Condensed Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — an update since January 30, 2010 of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business
Collective Brands, Inc. consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing. We operate a hybrid business model that includes retail, wholesale, licensing and franchising businesses. Payless is one of the largest footwear retailers in the Western Hemisphere and is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. PLG markets products for children and adults under well-known brand names, including Stride Rite®, Keds®, Sperry Top-Sider®, and Saucony®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment. In addition, in the fourth quarter of 2009, we acquired from Reebok the Above the Rim brand and related trademarks and copyrights.
Payless
Payless is one of the largest footwear retailers in the Western Hemisphere, with retail stores in 19 countries and territories. Our mission is to democratize fashion and design in footwear and accessories. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Airwalk®, American Eagle™, Champion®, Dexter® and Zoe&ZacTM. Select stores also sell exclusive designer lines of footwear and accessories under names including Abaeté for Payless, alice + olivia for Payless, Lela Rose for Payless, Teeny Toes Lela Rose Collection, Unforgettable Moments by Lela Rose, and Christian Siriano for Payless.
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
PLG is comprised of two reporting segments, PLG Wholesale and PLG Retail. We continue to build Sperry Top-Sider® and Keds® into lifestyle brands and to leverage Saucony’s authentic running heritage to build a greater global performance and lifestyle footwear and apparel business. We also are building upon Stride Rite’s position as a premier brand in children’s footwear.
Impact of New Federal Legislation
In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law. Because we generally do not offer post-employment healthcare benefits, we are not required to recognize a significant charge in 2010 associated with the change in tax treatment of Medicare Part D benefits. We continue to review the impacts this new legislation could have on our company over a longer term.

Consolidated Review of Operations
The following table presents the components of costs and expenses, as a percent of net sales, for the first quarter ended May 1, 2010 (“2010”) and May 2, 2009 (“2009”):

	First Quarter
	2010	2009

Net sales	100.0%	100.0%
Cost of sales	61.7	64.1

Gross margin	38.3	35.9
Selling, general and administrative expense	29.0	28.9

Operating profit from continuing operations	9.3	7.0
Interest expense, net	1.4	1.8
Loss on early extinguishment of debt	0.1	—

Net earnings from continuing operations before income taxes	7.8	5.2
Effective income tax rate*	17.2	14.3

Net earnings from continuing operations	6.4	4.4
Loss from discontinued operations, net of income taxes	—	—

Net earnings	6.4	4.4
Net earnings attributable to noncontrolling interests	(0.2)	—

Net earnings attributable to Collective Brands, Inc.	6.2%	4.4%

*	Percent of pre-tax earnings
Net Earnings Attributable to Collective Brands, Inc.
First quarter 2010 net earnings attributable to Collective Brands, Inc. was $54.2 million, or $0.83 per diluted share, up 40.7% versus first quarter 2009 results of $38.0 million, or $0.59 per diluted share. The increase in net earnings attributable to Collective Brands, Inc. was primarily driven by higher net sales and improved gross margins, partially offset by increased selling, general and administrative expenses.
Net Sales
The table below summarizes net sales information for our retail stores. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for the week.
Sales percent increases (decreases) are as follows:

	First Quarter
	2010	2009

Same-store sales	(1.2)%	(4.8)%
Average selling price per unit	(1.4)	8.3
Unit volume	(0.6)	(12.3)
Footwear average selling price per unit	0.2	10.7
Footwear unit volume	(3.9)	(14.9)
Non-footwear average selling price per unit	5.6	7.2
Non-footwear unit volume	10.8	(2.5)
For the first quarter of 2010, net sales increased 1.8% or $15.9 million, to $878.8 million, from the first quarter of 2009. Net sales decreased in our Payless Domestic reporting segment by 4.2%, or $24.2 million, to $546.6 million from the first quarter of 2009. Net sales increased in our Payless International reporting segment by 17.9%, or $15.2 million, to $100.0 million from the first quarter of 2009. Net sales from our PLG Wholesale reporting segment increased 16.5%, or $24.6 million, to $173.4 million from the first quarter of 2009. Net sales increased in our PLG Retail reporting segment by 0.5%, or $0.3 million, to $58.8 million from the first quarter of 2009. Please refer to “Reporting Segment Review of Operations” below for the further details on the changes in net sales for each of our reporting units.
Cost of Sales
Cost of sales were $542.1 million in the 2010 first quarter, down 2.0% from $553.1 million in the 2009 first quarter. The decrease in cost of sales from 2009 to 2010 is primarily due to the impact of lower product costs in 2010 compared to 2009, partially offset by the impact of higher net sales.

Gross Margin
Gross margin rate for the first quarter of 2010 was 38.3%, compared to a gross margin rate of 35.9% in the first quarter of 2009. The increase in gross margin rate is primarily due to lower product costs and lower markdowns in 2010 compared to 2009.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $255.1 million in the first quarter of 2010, an increase of 2.3% from $249.3 million in the first quarter of 2009. As a percentage of net sales, SG&A expenses were 29.0% of net sales in the first quarter of 2010 versus 28.9% in the first quarter of 2009. The increase in SG&A expenses for the first quarter of 2010 compared to 2009 is primarily due to higher advertising costs and higher incentive compensation related to Company performance, offset by lower payroll and related costs.
Interest Expense (Income)
Interest income and expense components were:

	First Quarter
(dollars in millions)	2010	2009

Interest expense	$13.4	$16.4
Interest income	(0.2)	(0.6)

Interest expense, net	$13.2	$15.8

The decline in interest expense in the first quarter of 2010 from the first quarter of 2009 is primarily a result of less outstanding debt and a lower interest rate on the unhedged portion of our Term Loan Facility. The decline in interest income in the first quarter of 2010 from the first quarter of 2009 is primarily a result of lower interest rates on our invested cash balance.
Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt relates to the acceleration of deferred debt costs on our Term Loan Facility in proportion to the $79.7 million extinguished in the first quarter of 2010.
Income Taxes
Our effective income tax rate on continuing operations was 17.2% during the first quarter of 2010 as compared to 14.3% in the first quarter of 2009. The Company recorded $1.9 million of favorable discrete events in the thirteen weeks ended May 1, 2010 and $1.4 million of favorable discrete events in the thirteen weeks ended May 2, 2009. The unfavorable difference in the overall effective tax rate for 2010 compared to 2009 is due to an increase in pre-tax income in relatively high tax rate jurisdictions as well as decreased income in relatively lower tax rate jurisdictions.
We have unrecognized tax benefits, inclusive of related interest and penalties, of $66.5 million and $64.3 million as of May 1, 2010 and May 2, 2009, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $40.5 million and $37.9 million, respectively.
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at May 1, 2010 will decrease by up to $43.8 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $20.5 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
Our consolidated balance sheet as of May 1, 2010 includes deferred tax assets, net of related valuation allowances, of approximately $161 million. In assessing the future realization of these assets, we concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon management’s belief that we will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.
A number of U.S. federal tax provisions expired for the Company on January 30, 2010. The Tax Extenders Act of 2009 includes legislation which would extend, for one year, forty-nine expiring tax provisions. The House and Senate have both approved versions of the bill; however the differences between the House and Senate versions have not been resolved. On May 20, 2010, a new tax extenders bill, the American Jobs and Closing Tax Loopholes Act of 2010 was introduced. This bill was passed by the House on May 28, 2010 and it now goes to the Senate. The expiration of the relevant tax provisions has unfavorably impacted the Company’s estimated effective tax rate for the year ended January 29, 2011 by approximately two percentage points. The total impact to the Company of an extension of these expiring tax provisions is currently unknown due to the potential impact of revenue offsets, which may be included in the final version of this legislation, if enacted.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests represent our joint venture partners’ share of net earnings or losses on applicable international operations. The increase in net earnings attributable to noncontrolling interests is due to higher net earnings in our Latin America joint ventures.
Non-GAAP Financial Measures
The Company uses certain non-GAAP financial measures to assess performance. These measures are included as a complement to results provided in accordance with GAAP because we believe these non-GAAP financial measures help us explain underlying performance trends in our business and provide useful information to both management and investors. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for or superior to GAAP results.
We use earnings before interest, income taxes, depreciation and amortization (“EBITDA”) as a non-GAAP performance measure because we believe it reflects the Company’s core operating performance by excluding the impact of the effect of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. The following table presents the reconciliation of net earnings to non-GAAP EBITDA:

	First Quarter
(dollars in millions)	2010	2009

Net earnings	$56.0	$38.2
Loss from discontinued operations, net of tax	—	0.1
Provision for income taxes	11.6	6.4
Net interest expense (including loss on early extinguishment of debt)	14.0	15.8
Depreciation and amortization	33.6	34.0

EBITDA	$115.2	$94.5

The increase in EBITDA in the first quarter of 2010 compared to the first quarter of 2009 is primarily driven by improvement in gross margin and higher sales, offset by an increase in selling, general and administrative expenses.
We also use free cash flow, defined as cash flow provided by operating activities less capital expenditures, as a non-GAAP performance measure because we believe it provides useful information about our liquidity, our ability to make investments and to service debt. The following table presents our calculation of free cash flow:

	First Quarter
(dollars in millions)	2010	2009

Cash flow provided by operating activities	$53.2	$57.4
Less: Capital expenditures	19.8	26.7

Free cash flow	$33.4	$30.7

Finally, we use net debt, defined as total debt less cash and cash equivalents, as a non-GAAP performance measure as we believe it provides useful information about the relationship between our long-term debt obligations and our cash and cash equivalents balance at a point in time. The following table presents our calculation of net debt:

	First Quarter
(dollars in millions)	2010	2009

Total debt	$769.7	$893.0
Less: cash and cash equivalents	352.4	260.8

Net debt	$417.3	$632.2

Net debt decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the decrease in total debt as a result of debt repayments and the increases in cash and cash equivalents as a result of cash flow from operating activities.
Reporting Segment Review of Operations

We operate our business using four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating profit from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment revenues from external customers to consolidated net sales and reporting segment operating profit from continuing operations to our consolidated operating profit from continuing operations for the first quarter of 2010 and 2009:

	First Quarter
	May 1,	May 2,
(dollars in millions)	2010	2009

Reporting segment revenues from external customers:
Payless Domestic	$546.6	$570.8
Payless International	100.0	84.8
PLG Wholesale	173.4	148.8
PLG Retail	58.8	58.5

Total revenues from external customers	$878.8	$862.9

Reporting segment operating profit from continuing operations:
Payless Domestic	$49.3	$42.2
Payless International	7.1	1.8
PLG Wholesale	23.3	14.3
PLG Retail	1.9	2.2

Total operating profit from continuing operations	$81.6	$60.5

The following table presents the change in store count during the first quarter of 2010 and 2009 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless	Payless
	Domestic	International	PLG Retail	Total

First Quarter 2010:
Beginning store count	3,827	643	363	4,833
Stores opened	13	5	13	31
Stores closed	(9)	(3)	—	(12)

Ending store count	3,831	645	376	4,852

First Quarter 2009:
Beginning store count	3,900	622	355	4,877
Stores opened	19	11	2	32
Stores closed	(29)	(3)	(1)	(33)

Ending store count	3,890	630	356	4,876

Payless Domestic Segment Operating Results
The Payless Domestic reporting segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing.

	First Quarter
			Percent change
(dollars in millions)	2010	2009	2010 vs. 2009

Revenues from external customers	$546.6	$570.8	(4.2)%
Operating profit from continuing operations	$49.3	$42.2	16.8%
Operating profit from continuing operations as % of revenues from external customers	9.0%	7.4%
For the first quarter of 2010, revenues from external customers for the Payless Domestic reporting segment decreased 4.2% or $24.2 million, to $546.6 million, from the first quarter of 2009. The decrease in revenues from external customers from 2009 to 2010 is primarily due to lower comparable store sales and fewer stores. Lower store traffic, particularly in the southwest United States, drove the sales decline. The decrease in revenues from external customers was partially offset by sales gains in accessories and sandals.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 9.0% for the first quarter of 2010 compared to 7.4% in the first quarter of 2009. The percentage increase is primarily due to the impact of lower product costs and lower markdowns in 2010 compared to 2009.

Payless International Segment Operating Results
Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands, as well as franchising arrangements under the Payless ShoeSource name.

	First Quarter
			Percent change
(dollars in millions)	2010	2009	2010 vs. 2009

Revenues from external customers	$100.0	$84.8	17.9%
Operating profit from continuing operations	$7.1	$1.8	294.4%
Operating profit from continuing operations as % of revenues from external customers	7.1%	2.1%
For the first quarter of 2010, revenues from external customers for the Payless International reporting segment increased 17.9% or $15.2 million, to $100.0 million, from the first quarter of 2009. The increase in revenues from external customers from 2009 to 2010 is due to increases in comparable store sales in Canada, Central America and South America, driven in part by favorable foreign exchange. Foreign currency fluctuations favorably impacted sales by $8.3 million during the first quarter of 2010.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 7.1% for the first quarter of 2010 compared to 2.1% in the first quarter of 2009. The percentage increase is primarily due to increased gross margin rates in Canada and Central America due to lower product costs and positive leverage of our fixed costs due to higher net sales.
PLG Wholesale Segment Operating Results
The PLG Wholesale reporting segment is comprised of PLG’s wholesale operations, which primarily includes sales from the Stride Rite, Sperry, Saucony and Keds brands.

	First Quarter
			Percent change
(dollars in millions)	2010	2009	2010 vs. 2009

Revenues from external customers	$173.4	$148.8	16.5%
Operating profit from continuing operations	$23.3	$14.3	62.9%
Operating profit from continuing operations as % of revenues from external customers	13.4%	9.6%
For the first quarter of 2010, revenues from external customers for the PLG Wholesale reporting segment increased 16.5% or $24.6 million, to $173.4 million, from the first quarter of 2009. The increase in revenues from external customers is primarily due to the strong performance of our Saucony, Sperry Top-Sider and Keds brands as well as increased sales in our international markets. Foreign currency fluctuations favorably impacted sales by $3.2 million during the first quarter of 2010.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 13.4% for the first quarter of 2010 compared to 9.6% in the first quarter of 2009. The percentage increase was primarily due gross margin rate expansion.
PLG Retail Segment Operating Results
The PLG Retail reporting segment is comprised of operations from PLG’s owned Stride Rite Children’s stores, Stride Rite Outlet stores and Sperry Top-Sider retail stores.

	First Quarter
			Percent change
(dollars in millions)	2010	2009	2010 vs. 2009

Revenues from external customers	$58.8	$58.5	0.5%
Operating profit from continuing operations	$1.9	$2.2	(13.6)%
Operating profit from continuing operations as % of revenues from external customers	3.2%	3.8%
For the first quarter of 2010, revenues from external customers for the PLG Retail reporting segment increased 0.5% or $0.3 million, to $58.8 million, from the first quarter of 2009. The increase in revenues from external customers was primarily due to an increase in the number of stores, partially offset by lower comparable store sales.

As a percentage of revenues from external customers, operating profit from continuing operations decreased to 3.2% for the first quarter of 2010 compared to 3.8% in the first quarter of 2009. The percentage decrease was primarily due to the deleveraging of fixed costs due to more PLG retail stores in 2010 compared to 2009.
Liquidity and Capital Resources
We ended the first quarter of 2010 with a cash and cash equivalents balance of $352.4 million, an increase of $91.6 million over the 2009 first quarter. The year-to-year increase was due primarily to cash generated from operations partially offset by debt repayments.
As of May 1, 2010, our foreign subsidiaries and joint ventures had $148.9 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
As of May 1, 2010, the borrowing base on our Revolving Loan Facility was $264.9 million less $29.9 million in outstanding letters of credit, or $235.0 million. The variable interest rate including the applicable variable margin at May 1, 2010, was 1.22%. We had no borrowings on our Revolving Loan Facility during the quarter or as of May 1, 2010.
We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than 4.0 to 1. As of May 1, 2010 our leverage ratio, as defined in our Term Loan Facility agreement, was 1.7 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants on our Loan Facilities for the next twelve months. Further, we believe that our liquid assets, cash generated from operations and amounts available under our Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for at least the next twelve months.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $53.2 million in the first three months of 2010, compared with $57.4 million in the same period in 2009. As a percentage of net sales, cash flow from operations was 6.1% in the first three months of 2010, compared with 6.7% in the same period in 2009. The decrease in cash flow from operations in the first quarter of 2010 as compared to the first quarter of 2009 is primarily due to changes in working capital due to increases in inventories and accounts receivable, offset by increases in accounts payable and net earnings. The increase in accounts payable is primarily due to the extension of payment terms with our merchandise vendors. Unless we are able to extend these terms again in future periods, we do not expect an additional favorable impact beyond this year.
Cash Flow Used in Investing Activities
Our capital expenditures totaled $19.8 million during the first three months of 2010, compared with $26.7 million for the same period in 2009. The decrease in capital expenditures was primarily due to the timing of certain technology and store investments in 2010 compared to 2009. Total capital expenditures in 2010 are expected to be approximately $100 million compared to $84 million in 2009. We intend to use internal cash and cash flow from operations to finance all of these expenditures.
Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Quarter
	2010		2009
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Stock repurchase program(1)	$2.8	125	$—	—
Employee stock purchase, deferred compensation and stock incentive plans	1.7	74	0.5	50

	$4.5	199	$0.5	50

(1)	All amounts represent share repurchases as a result of consideration from stock option exercises.
Under the terms of our Credit Facilities, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
In the first quarter of 2010, not including our required quarterly payment, we repaid $78.0 million of our outstanding Term Loan Facility balance. The balance remaining on our Term Loan Facility as of May 1, 2010 was $593.7 million.

Contractual Obligations
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 30, 2010. There have been no significant developments with respect to our contractual obligations since January 30, 2010.
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	May 1,	May 2,	January 30,
	2010	2009	2010

Debt-capitalization Ratio*	49.0%	56.3%	53.6%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 69.7%, 74.3% and 72.3%, respectively, for the periods referred to above.
Critical Accounting Policies
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 30, 2010. There have been no changes to our critical accounting policies since January 30, 2010.
New Accounting Standards
See Note 12 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at May 1, 2010; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate contract for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of May 1, 2010, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt, which totals $283.6 million, would impact pretax interest expense by approximately $2.8 million annually or approximately $0.7 million per quarter.
Foreign Currency Risk
We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the 13 weeks ended May 1, 2010, fluctuations in foreign currency exchange rates positively impacted our sales, compared to the 13 weeks ended May 2, 2009, by approximately $12 million.
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. During 2005, the PRC government adopted an exchange rate system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under this “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of April 30, 2010, the last day of trading in our quarter, the exchange rate was 6.82 Yuan per U.S. dollar compared to 6.83 Yuan per U.S. dollar at the end of our first quarter 2009 and 6.82 Yuan per U.S. dollar at the end of our 2009 fiscal year.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Other than as described below, there are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations or cash flows.
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
ITEM 1A. RISK FACTORS
For more information regarding our risk factors, see Item 1A in our Form 10-K for the year ended January 30, 2010. There have been no changes to our risk factors since January 30, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 27, 2010, 22,300 shares were credited to Director’s accounts under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. Each Director is permitted to defer receipt of a portion of their compensation, including their annual restricted stock grant, pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. Non-Management Directors also deferred an aggregate of 13,380 shares under the Deferred Compensation Plan for Non-Management Directors, which they would have otherwise been entitled to receive as part of their director fee. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transaction by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.
Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended May 1, 2010, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number of
			Shares Purchased	Approximate Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet Be
	of Shares	Price	Announced Plans	Purchased Under the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands) (3)	(in millions)

01/31/10 — 2/27/10	3	$20.15	—	$236.3
02/28/10 — 04/03/10	193	22.17	125	233.5
04/04/10 — 05/01/10	3	23.09	—	233.5

Total	199	$22.16	125	$233.5	(2)

(1)	Includes an aggregate of approximately 74 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.

(3)	All amounts represent share repurchases as a result of consideration from stock option exercises.
ITEM 4. RESERVED
ITEM 6. EXHIBITS
     (a) Exhibits:

Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President -Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President — Chief Financial Officer and Treasurer*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTIVE BRANDS, INC.
Date: June 2, 2010	By:	/s/ Matthew E. Rubel
Matthew E. Rubel
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: June 2, 2010	By:	/s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President — Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)