Form 10-Q
period 2010-07-31
COLLECTIVE BRANDS, INC.
filed 2010-09-02
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-14770
COLLECTIVE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1813160
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

3231 Southeast Sixth Avenue, Topeka, Kansas	66607-2207
(Address of principal executive offices)	(Zip Code)
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
Common Stock, $.01 par value
64,379,092 shares as of August 25, 2010

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 31, 2010
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements. (unaudited)

Condensed Consolidated Statements of Earnings for the 13 Weeks and 26 Weeks Ended July 31, 2010 and August 1, 2009.	3

Condensed Consolidated Balance Sheets as of July 31, 2010, August 1, 2009 and January 30, 2010.	4

Condensed Consolidated Statements of Equity and Comprehensive Income for the 26 Weeks Ended July 31, 2010 and August 1, 2009.	5

Condensed Consolidated Statements of Cash Flows for the 26 Weeks Ended July 31, 2010 and August 1, 2009.	6

Notes to Condensed Consolidated Financial Statements.	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4. Controls and Procedures.	33

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	33

Item 1A. Risk Factors.	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 4. Reserved.	35

Item 6. Exhibits.	35

Signatures.
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Net sales	$841.3	$836.3	$1,720.1	$1,699.2
Cost of sales	552.2	560.6	1,094.3	1,113.7

Gross margin	289.1	275.7	625.8	585.5
Selling, general and administrative expenses	252.4	243.4	507.5	492.7

Operating profit from continuing operations	36.7	32.3	118.3	92.8
Interest expense	12.2	15.2	25.6	31.6
Interest income	(0.1)	(0.2)	(0.3)	(0.8)
Loss on early extinguishment of debt	—	—	0.8	—

Net earnings from continuing operations before income taxes	24.6	17.3	92.2	62.0
Provision (benefit) for income taxes	2.6	(1.5)	14.2	4.9

Net earnings from continuing operations	22.0	18.8	78.0	57.1
Loss from discontinued operations, net of income taxes	—	—	—	(0.1)

Net earnings	22.0	18.8	78.0	57.0
Net earnings attributable to noncontrolling interests	(0.9)	(0.1)	(2.7)	(0.3)

Net earnings attributable to Collective Brands, Inc.	$21.1	$18.7	$75.3	$56.7

Basic earnings per share attributable to Collective Brands, Inc. common shareholders:
Earnings per share from continuing operations	$0.33	$0.29	$1.17	$0.89
Earnings per share from discontinued operations	—	—	—	—

Basic earnings per share attributable to Collective Brands, Inc. common shareholders:	$0.33	$0.29	$1.17	$0.89

Diluted earnings per share attributable to Collective Brands, Inc. common shareholders:
Earnings per share from continuing operations	$0.32	$0.29	$1.15	$0.89
Earnings per share from discontinued operations	—	—	—	—

Diluted earnings per share attributable to Collective Brands, Inc. common shareholders:	$0.32	$0.29	$1.15	$0.89

Basic weighted average shares outstanding	63.5	63.1	63.5	63.1
Diluted weighted average shares outstanding	64.2	63.1	64.4	63.1
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	July 31,	August 1,	January 30,
	2010	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$333.9	$295.2	$393.5
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of July 31, 2010, August 1, 2009 and January 30, 2010 of $5.3, $5.0 and $5.5, respectively	133.1	109.8	95.5
Inventories	497.5	462.0	442.9
Current deferred income taxes	37.6	33.3	42.1
Prepaid expenses	59.3	57.3	48.9
Other current assets	20.0	23.4	21.7
Current assets of discontinued operations	—	0.7	0.5

Total current assets	1,081.4	981.7	1,045.1

Property and Equipment:
Land	6.9	7.9	7.0
Property, buildings and equipment	1,438.6	1,416.9	1,403.1
Accumulated depreciation and amortization	(997.8)	(927.6)	(945.9)

Property and equipment, net	447.7	497.2	464.2

Intangible assets, net	437.0	436.1	445.5
Goodwill	279.8	281.3	279.8
Deferred income taxes	7.1	5.6	6.5
Other assets	42.8	42.1	43.2

Total Assets	$2,295.8	$2,244.0	$2,284.3

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$7.3	$7.1	$6.9
Accounts payable	225.6	143.3	195.9
Accrued expenses	168.7	176.4	181.8
Current liabilities of discontinued operations	—	1.8	1.3

Total current liabilities	401.6	328.6	385.9

Long-term debt	761.0	884.1	842.4
Deferred income taxes	65.8	48.5	65.5
Other liabilities	222.4	259.8	226.3
Noncurrent liabilities of discontinued operations	—	0.3	0.3
Commitments and contingencies (Note 11)
Equity:
Collective Brands, Inc. shareowners’ equity	817.4	697.1	735.2
Noncontrolling interests	27.6	25.6	28.7

Total equity	845.0	722.7	763.9

Total Liabilities and Equity	$2,295.8	$2,244.0	$2,284.3

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in millions)

	Collective Brands, Inc. Shareowners’
	Outstanding	Additional		Accumulated Other	Non-
	Common	Paid-in	Retained	Comprehensive	controlling		Comprehensive
	Stock	Capital	Earnings	Loss	Interests	Total	Income
Balance at January 31, 2009	$0.7	$17.8	$639.4	$(35.6)	$23.7	$646.0

Net earnings	—	—	56.7	—	0.3	57.0	$57.0
Translation adjustments	—	—	—	7.4	—	7.4	7.4
Net change in fair value of derivatives, net of taxes of $1.0	—	—	—	1.7	—	1.7	1.7
Changes in unrecognized amounts of pension benefits, net of taxes of $0.8	—	—	—	1.2	—	1.2	1.2
Issuances of common stock under stock plans	—	0.5	—	—	—	0.5
Purchases of common stock	—	(0.8)	—	—	—	(0.8)
Amortization of unearned nonvested shares	—	2.4	—	—	—	2.4
Stock option expense	—	5.7	—	—	—	5.7
Contributions from noncontrolling interests	—	—	—	—	3.8	3.8
Distributions to noncontrolling interests	—	—	—	—	(2.2)	(2.2)

Comprehensive income							67.3
Comprehensive income attributable to noncontrolling interests							(0.3)

Comprehensive income attributable to Collective Brands, Inc.							$67.0

Balance at August 1, 2009	$0.7	$25.6	$696.1	$(25.3)	$25.6	$722.7

Balance at January 30, 2010	$0.7	$34.7	$722.1	$(22.3)	$28.7	$763.9

Net earnings	—	—	75.3	—	2.7	78.0	$78.0
Translation adjustments	—	—	—	1.0	0.7	1.7	1.7
Net change in fair value of derivatives, net of taxes of $1.7	—	—	—	2.3	—	2.3	2.3
Changes in unrecognized amounts of pension benefits, net of taxes of $0.6	—	—	—	0.9	—	0.9	0.9
Issuances of common stock under stock plans	—	8.1	—	—	—	8.1
Purchases of common stock	—	(14.1)	—	—	—	(14.1)
Amortization of unearned nonvested shares	—	3.6	—	—	—	3.6
Stock option expense	—	5.1	—	—	—	5.1
Contributions from noncontrolling interests	—	—	—	—	1.5	1.5
Distributions to noncontrolling interests	—	—	—	—	(6.0)	(6.0)

Comprehensive income							82.9
Comprehensive income attributable to noncontrolling interests							(3.4)

Comprehensive income attributable to Collective Brands, Inc.							$79.5

Balance at July 31, 2010	$0.7	$37.4	$797.4	$(18.1)	$27.6	$845.0

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended
	July 31,	August 1,
	2010	2009
Operating Activities:
Net earnings	$78.0	$57.0
Loss from discontinued operations, net of income taxes	—	0.1
Adjustments for non-cash items included in net earnings:
Loss on impairment and disposal of assets	3.1	4.9
Depreciation and amortization	69.2	70.7
Provision for losses on accounts receivable	0.5	1.0
Share-based compensation expense	8.9	8.8
Deferred income taxes	2.4	(4.4)
Loss on early extinguishment of debt	0.8	—
Other, net	—	(0.1)
Changes in working capital:
Accounts receivable	(38.6)	(11.4)
Inventories	(54.0)	33.9
Prepaid expenses and other current assets	(6.2)	9.6
Accounts payable	32.2	(29.9)
Accrued expenses	(16.0)	(23.2)
Changes in other assets and liabilities, net	(2.8)	(1.9)
Contributions to pension plans	—	(1.4)
Net cash provided by discontinued operations	—	0.4

Cash flow provided by operating activities	77.5	114.1

Investing Activities:
Capital expenditures	(46.8)	(46.9)

Cash flow used in investing activities	(46.8)	(46.9)

Financing Activities:
Repayment of debt	(81.3)	(22.1)
Issuances of common stock	8.1	0.5
Purchases of common stock	(14.1)	(0.8)
Contributions by noncontrolling interests	1.5	3.8
Distribution to noncontrolling interests	(6.0)	(2.2)

Cash flow used in financing activities	(91.8)	(20.8)

Effect of exchange rate changes on cash	1.5	(0.5)

(Decrease) increase in cash and cash equivalents	(59.6)	45.9
Cash and cash equivalents, beginning of year	393.5	249.3

Cash and cash equivalents, end of quarter	$333.9	$295.2

Supplemental cash flow information:
Interest paid	$25.2	$31.1
Income taxes paid	$10.7	$9.0
Non-cash investing and financing activities:
Accrued capital additions	$11.2	$11.6
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
The Company’s operations in the Central and South American Regions are operated as consolidated joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is comprised of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Nicaragua, Panama and Trinidad & Tobago. The South American Region is comprised of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. The results for the twenty-six week period ended July 31, 2010 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 29, 2011.
Note 2 — Intangible Assets and Goodwill
The following is a summary of the Company’s intangible assets:

	July 31,	August 1,	January 30,
(dollars in millions)	2010	2009	2010
Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$30.4	$32.5	$30.4
Less: accumulated amortization	(23.8)	(23.0)	(22.2)

Carrying amount, end of period	6.6	9.5	8.2

Customer relationships:
Gross carrying amount	74.2	76.3	76.3
Less: accumulated amortization	(39.9)	(28.9)	(36.5)

Carrying amount, end of period	34.3	47.4	39.8

Trademarks and other intangible assets:
Gross carrying amount	38.6	19.3	38.5
Less: accumulated amortization	(8.0)	(5.6)	(6.5)

Carrying amount, end of period	30.6	13.7	32.0

Total carrying amount of intangible assets subject to amortization	71.5	70.6	80.0

Indefinite-lived trademarks	365.5	365.5	365.5

Total intangible assets	$437.0	$436.1	$445.5

Amortization expense on intangible assets is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(dollars in millions)	2010	2009	2010	2009
Amortization expense on intangible assets	$4.1	$4.6	$8.4	$9.3

The Company expects amortization expense for the next five years to be as follows (dollars in millions):

Year	Amount
Remainder of 2010	$8.2
2011	13.5
2012	11.1
2013	9.6
2014	8.2
The following is a summary of the carrying amount of goodwill, by reporting segment:

	July 31,	August 1,	January 30,
(dollars in millions)	2010	2009	2010
PLG Wholesale	$239.6	$241.1	$239.6
Payless Domestic	40.2	40.2	40.2

Total	$279.8	$281.3	$279.8

Note 3 — Long-Term Debt
The following is a summary of the Company’s long-term debt and capital lease obligations outstanding:

	July 31,	August 1,	January 30,
(dollars in millions)	2010	2009	2010
Term Loan Facility (1)	$592.1	$694.8	$673.4
Senior Subordinated Notes (2)	174.0	195.3	173.7
Revolving Loan Facility (3)	—	—	—
Capital-lease obligations	1.0	1.1	1.0
Other	1.2	—	1.2

Total debt	768.3	891.2	849.3
Less: current maturities of long-term debt	7.3	7.1	6.9

Long-term debt	$761.0	$884.1	$842.4

(1)	As of July 31, 2010, August 1, 2009 and January 30, 2010, the fair value of the Company’s Term Loan was $574.4 million, $642.7 million and $653.2 million, respectively, based on market conditions and perceived risks as of those dates.

(2)	As of July 31, 2010, August 1, 2009 and January 30, 2010, the fair value of the Company’s senior subordinated notes was $176.9 million, $191.6 million and $178.5 million, respectively, based on trading activity as of those dates.

(3)	As of July 31, 2010, the Company’s borrowing base on its revolving loan facility was $285.9 million less $32.1 million in outstanding letters of credit, or $253.8 million. The variable interest rate, including the applicable variable margin at July 31, 2010, was 1.18%.
As of July 31, 2010, the Company was in compliance with all of its debt covenants related to its outstanding debt.
Note 4 — Derivatives
In 2007, the Company entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million term loan facility (“interest rate contract”). The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of July 31, 2010, the Company has hedges remaining on $245 million of its $592.1 million outstanding Term Loan Facility balance.
The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through January 2011. As of July 31, 2010, the Company has hedged $15.1 million of its forecasted foreign currency purchases.
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

		Fair Value
	Location on Condensed	July 31,	August 1,	January 30,
(dollars in millions)	Consolidated Balance Sheet	2010	2009	2010
Interest rate contract	Other liabilities	$3.4	$18.1	$5.4
Interest rate contract	Accrued expenses	$7.5	$—	$10.0
Foreign currency contracts	Accrued expenses	$0.5	$0.7	$0.1
Foreign currency contracts	Other current assets	$—	$—	$0.1
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

	Gain (Loss) Recognized in			Loss Reclassified from AOCI
	AOCI on Derivative			into Earnings
	13 Weeks Ended		Location on Condensed	13 Weeks Ended
	July 31,	August 1,	Consolidated Statement	July 31,	August 1,
(dollars in millions)	2010	2009	of Earnings	2010	2009
Interest rate contract	$(1.1)	$(1.2)	Interest expense	$(1.8)	$(2.4)
Foreign currency contracts	$(0.2)	$(0.5)	Cost of sales	$(0.1)	$(0.1)

	Gain (Loss) Recognized in			Loss Reclassified from AOCI
	AOCI on Derivative			into Earnings
	26 Weeks Ended		Location on Condensed	26 Weeks Ended
	July 31,	August 1,	Consolidated Statement	July 31,	August 1,
(dollars in millions)	2010	2009	of Earnings	2010	2009
Interest rate contract	$(1.3)	$(2.5)	Interest expense	$(4.0)	$(4.6)
Foreign currency contracts	$(0.5)	$(0.5)	Cost of sales	$(0.1)	$(0.1)
The Company expects $7.5 million of the fair value of the interest rate contract and $0.5 million of the fair value of the foreign currency contracts recorded in AOCI to be recognized in earnings during the next 12 months. These amounts may vary based on changes to LIBOR and foreign currency exchange rates.
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

The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis. The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
			Significant
	Quoted Prices in	Significant	Unobservable
	Active Markets	Observable Other Inputs	Inputs
(dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of July 31, 2010:
Financial assets:
Money market funds	$233.0	$—	$—	$233.0
Financial liabilities:
Interest rate contract(1)	$—	$10.9	$—	$10.9
Foreign currency contracts(2)	$—	$0.5	$—	$0.5

As of August 1, 2009:
Financial Assets:
Money market funds	$216.1	$—	$—	$216.1
Financial Liabilities:
Interest rate contract(1)	$—	$18.1	$—	$18.1
Foreign currency contracts(2)	$—	$0.7	$—	$0.7

As of January 30, 2010:
Financial Assets:
Money market funds	$301.3	$—	$—	$301.3
Foreign currency contracts(2)	$—	$0.1	$—	$0.1
Financial Liabilities:
Interest rate contract(1)	$—	$15.4	$—	$15.4
Foreign currency contracts(2)	$—	$0.1	$—	$0.1

(1)	The fair value of the interest rate contract is determined using a mark-to-market valuation technique based on an observable interest rate yield curve and adjusting for credit risk.

(2)	The fair value of the foreign currency contracts are determined using a mark-to-market technique based on observable foreign currency exchange rates and adjusting for credit risk.
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
Payless Plan
The Payless Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(dollars in millions)	2010	2009	2010	2009
Components of pension expense:
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.5	0.6	1.0	1.2
Amortization of prior service cost	0.4	0.4	0.8	0.8
Amortization of actuarial loss	0.4	0.2	0.7	0.3

Total	$1.4	$1.3	$2.8	$2.6

PLG Plan
The PLG Plan is a noncontributory defined benefit pension plan, which no longer accrues future benefits that covers certain eligible PLG associates. The components of pension expense for the plan were:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(dollars in millions)	2010	2009	2010	2009
Components of pension expense:
Interest cost	$1.2	$1.1	$2.3	$2.2
Expected return on net assets	(1.3)	(0.9)	(2.5)	(1.8)
Amortization of actuarial loss	0.4	0.5	0.7	0.9

Total	$0.3	$0.7	$0.5	$1.3

For the 13 and 26 weeks ended July 31, 2010, the projected benefit obligation for the PLG Plan increased $0.7 million.

Note 7 — Share-Based Compensation
Under its equity incentive plans, the Company may grant share appreciation vehicles consisting of stock options, stock-settled stock appreciation rights (“stock-settled SARs”), full value vehicles consisting of nonvested shares and phantom stock units (“nonvested shares and share units”), as well as cash-settled stock appreciation rights (“cash-settled SARs”).
The number of shares for grants made in the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, are as follows:

	13 Weeks Ended				26 Weeks Ended
	July 31,		August 1,		July 31,		August 1,
	2010		2009		2010		2009
		Maximum		Maximum		Maximum		Maximum
	Share	share	Share	Share	Share	share	Share	Share
	units	equivalents	units	equivalents	units	equivalents	units	equivalents
Stock-settled SARs(1):
Vest in installments over 3 years	3,969	2,205	5,594	3,729	724,094	402,274	1,474,553	983,035
Cliff vest after 3 years	—	—	500	333	12,200	6,778	462,700	308,467

(1)	All of the stock-settled SARs issued by the Company in 2010 contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 125% of the fair market value of the underlying common stock on the grant date of the SAR. For 2010, this means that the maximum shares issuable under a SAR is 0.56 shares per SAR. Prior to 2010, the appreciation cap was 200%, meaning that the maximum shares issuable under a SAR was 0.67 shares per SAR.

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
Nonvested shares and share units:
Vest in installments over 3 years	3,673	1,344	317,036	337,303
Vest in installments over 2 years	—	—	77,231	—
Performance grant — vest in installments over 3 years(2)	—	—	77,227	—
Phantom nonvested shares — vest in installments over 3 years	—	1,331	18,033	15,074

Cash-settled SARs:
Vest in installments over 3 years	—	6,350	19,497	50,150
Cliff vest after 3 years	—	—	—	3,500

(2)	Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of July 31, 2010, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.
The total fair value of share grants for the 26 weeks ended July 31, 2010 and August 1, 2009 is $17.1 million and $10.6 million, respectively. The total fair value of share grants for the 13 weeks ended July 31, 2010 and August 1, 2009 is $0.1 million and $0.1 million, respectively.
Total share-based compensation expense of $4.1 million and $8.9 million before income taxes has been included in the Company’s Condensed Consolidated Statement of Earnings for the thirteen and twenty-six weeks ended July 31, 2010, respectively. Included in this amount is $2.0 million of expense that was recognized as a result of the grants made in 2010. No amount of share-based compensation was capitalized. Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(dollars in millions, except per share amounts)	2010	2009	2010	2009
Cost of sales	$1.0	$1.1	$2.2	$2.2
Selling, general and administrative expenses	3.1	3.3	6.7	6.6

Share-based compensation expense before income taxes	4.1	4.4	8.9	8.8
Tax benefit	(1.6)	(1.7)	(3.4)	(3.4)

Share-based compensation expense after income taxes	$2.5	$2.7	$5.5	$5.4

As of July 31, 2010, the Company had unrecognized compensation expense related to nonvested awards of $25.6 million, which is expected to be recognized over a weighted average period of 1.1 years.

Note 8 — Income Taxes
The Company’s effective income tax rate on continuing operations was 15.4% during the twenty-six weeks ended July 31, 2010, compared to 7.9% during the twenty-six weeks ended August 1, 2009. The Company’s effective income tax rate on continuing operations was 10.6% during the thirteen weeks ended July 31, 2010, compared to a negative 8.7% during the thirteen weeks ended August 1, 2009. The Company recorded $2.7 million of favorable discrete events in the twenty-six weeks ended July 31, 2010 and $2.9 million of favorable discrete events in the twenty-six weeks ended August 1, 2009. The Company expects its effective tax rate to differ from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate and the on-going implementation of tax efficient business initiatives. The unfavorable difference in the overall effective tax rate for 2010 compared to 2009 is due an increase in the pre-tax income in relatively high tax rate jurisdictions as well as decreased income in relatively lower tax rate jurisdictions.
The Company has unrecognized tax benefits, inclusive of related interest and penalties, of $65.9 million and $65.5 million as of July 31, 2010 and August 1, 2009, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized is $40.0 million and $39.5 million, respectively.
The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at July 31, 2010 will decrease by up to $43.3 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $20.1 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
The Company’s U.S. federal income tax returns of its predecessor company, Payless ShoeSource, have been examined by the Internal Revenue Service through 2004. The Company’s U.S. federal income tax returns for the years 2005 through 2007 are currently under examination by the Internal Revenue Service. The U.S. federal income tax returns of The Stride Rite Corporation, with the exclusion of the tax year ended November 2006, have been examined by the Internal Revenue Service. The Company also has various state and foreign income tax returns in the process of examination or administrative appeal.
Note 9 — Earnings Per Share
Basic earnings per share are computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share includes the effect of conversions of stock options and stock-settled stock appreciation rights. Earnings per share has been computed as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(dollars in millions, except per share amounts; shares in thousands)	2010	2009	2010	2009
Net earnings attributable to Collective Brands, Inc. from continuing operations	$21.1	$18.7	$75.3	$56.8
Less: net earnings allocated to participating securities(1)	0.4	0.3	1.2	0.8

Net earnings available to common shareholders from continuing operations	$20.7	$18.4	$74.1	$56.0

Weighted average shares outstanding — basic	63,498	63,118	63,459	63,086
Net effect of dilutive stock options	118	1	257	—
Net effect of dilutive stock-settled SARs	567	9	686	5

Weighted average shares outstanding — diluted	64,183	63,128	64,402	63,091

Basic earnings per share attributable to common shareholders from continuing operations	$0.33	$0.29	$1.17	$0.89
Diluted earnings per share attributable to common shareholders from continuing operations	$0.32	$0.29	$1.15	$0.89

(1)	Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding.
The Company excluded approximately 4.4 million and 3.2 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 31, 2010 and approximately 5.0 million and 6.4 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended August 1, 2009 because to include them would have been antidilutive.

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
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $9.1 million and $8.5 million for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, and $17.9 million and $17.1 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the reporting segments is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
(dollars in millions)	2010	2009	2010	2009
Reporting segment revenues from external customers:
Payless Domestic	$508.0	$546.8	$1,054.6	$1,117.6
Payless International	109.8	103.7	209.8	188.5
PLG Wholesale	174.7	137.7	348.1	286.5
PLG Retail	48.8	48.1	107.6	106.6

Total revenues from external customers	$841.3	$836.3	$1,720.1	$1,699.2

Reporting segment operating profit from continuing operations:
Payless Domestic	$6.8	$24.1	$56.1	$66.3
Payless International	11.6	4.4	18.7	6.2
PLG Wholesale	22.9	7.3	46.2	21.6
PLG Retail	(4.6)	(3.5)	(2.7)	(1.3)

Total operating profit from continuing operations	$36.7	$32.3	$118.3	$92.8

	July 31,	August 1,	January 30,
(dollars in millions)	2010	2009	2010
Reporting segment total assets:
Payless Domestic	$1,120.2	$1,097.0	$1,151.1
Payless International	215.5	192.1	201.5
PLG Wholesale	883.9	876.5	866.3
PLG Retail	76.2	78.4	65.4

Reporting segment total assets	$2,295.8	$2,244.0	$2,284.3

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
Note 13 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of July 31, 2010, August 1, 2009 and January 30, 2010 were $5.1 million, $2.8 million and $11.8 million, respectively. Total borrowings with these financial institutions as of July 31, 2010 and January 30, 2010 were $1.2 million and $1.2 million, respectively. There were no borrowings with these financial institutions as of August 1, 2009.
Note 14 — Subsidiary Guarantors of Senior Notes — Condensed Consolidating Financial Information
The Company has issued Senior Subordinated Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the Condensed Consolidating Statements of Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and Total Consolidated Collective Brands, Inc. and Subsidiaries for the thirteen week and twenty-six week periods ended July 31, 2010, and August 1, 2009, Condensed Consolidating Balance Sheets as of July 31, 2010, August 1, 2009, and January 30, 2010, and the Condensed Consolidating Statements of Cash Flows for the twenty-six week periods ended July 31, 2010, and August 1, 2009. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent within other assets.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended July 31, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$730.1	$367.2	$(256.0)	$841.3
Cost of sales	—	508.9	276.4	(233.1)	552.2

Gross margin	—	221.2	90.8	(22.9)	289.1
Selling, general and administrative expenses	0.9	214.0	60.4	(22.9)	252.4

Operating (loss) profit from continuing operations	(0.9)	7.2	30.4	—	36.7
Interest expense	12.8	8.3	0.1	(9.0)	12.2
Interest income	—	(9.0)	(0.1)	9.0	(0.1)
Equity in earnings of subsidiaries	(30.0)	(25.0)	—	55.0	—

Earnings from continuing operations before income taxes	16.3	32.9	30.4	(55.0)	24.6
(Benefit) provision for income taxes	(4.8)	2.9	4.5	—	2.6

Net earnings	21.1	30.0	25.9	(55.0)	22.0
Net earnings attributable to noncontrolling interests	—	—	(0.9)	—	(0.9)

Net earnings attributable to Collective Brands, Inc.	$21.1	$30.0	$25.0	$(55.0)	$21.1

	26 Weeks Ended July 31, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,508.0	$730.3	$(518.2)	$1,720.1
Cost of sales	—	1,010.7	557.6	(474.0)	1,094.3

Gross margin	—	497.3	172.7	(44.2)	625.8
Selling, general and administrative expenses	1.8	431.9	118.0	(44.2)	507.5

Operating (loss) profit from continuing operations	(1.8)	65.4	54.7	—	118.3
Interest expense	19.8	17.9	0.1	(12.2)	25.6
Interest income	—	(12.4)	(0.1)	12.2	(0.3)
Loss on early extinguishment of debt	—	0.8	—	—	0.8
Equity in earnings of subsidiaries	(89.3)	(47.7)	—	137.0	—

Earnings from continuing operations before income taxes	67.7	106.8	54.7	(137.0)	92.2
(Benefit) provision for income taxes	(7.6)	17.5	4.3	—	14.2

Net earnings	75.3	89.3	50.4	(137.0)	78.0
Net earnings attributable to noncontrolling interests	—	—	(2.7)	—	(2.7)

Net earnings attributable to Collective Brands, Inc.	$75.3	$89.3	$47.7	$(137.0)	$75.3

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

CONDENSED CONSOLIDATING BALANCE SHEET
(UNAUDITED)
(dollars in millions)

	As of July 31, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$161.7	$172.2	$—	$333.9
Accounts receivable, net	—	122.9	21.0	(10.8)	133.1
Inventories	—	404.0	102.9	(9.4)	497.5
Current deferred income taxes	—	30.0	7.6	—	37.6
Prepaid expenses	18.5	28.9	11.9	—	59.3
Other current assets	—	281.4	190.3	(451.7)	20.0

Total current assets	18.5	1,028.9	505.9	(471.9)	1,081.4

Property and Equipment:
Land	—	6.9	—	—	6.9
Property, buildings and equipment	—	1,234.2	204.4	—	1,438.6
Accumulated depreciation and amortization	—	(864.6)	(133.2)	—	(997.8)

Property and equipment, net	—	376.5	71.2	—	447.7

Intangible assets, net	—	406.0	31.0	—	437.0
Goodwill	—	142.9	136.9	—	279.8
Deferred income taxes	—	—	7.1	—	7.1
Other assets	1,468.7	958.5	2.8	(2,387.2)	42.8

Total Assets	$1,487.2	$2,912.8	$754.9	$(2,859.1)	$2,295.8

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$6.1	$1.2	$—	$7.3
Accounts payable	—	168.1	218.4	(160.9)	225.6
Accrued expenses	29.9	421.1	23.8	(306.1)	168.7

Total current liabilities	29.9	595.3	243.4	(467.0)	401.6

Long-term debt	636.8	586.0	87.0	(548.8)	761.0
Deferred income taxes	—	64.1	1.7	—	65.8
Other liabilities	3.1	203.7	16.1	(0.5)	222.4
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	817.4	1,463.7	379.1	(1,842.8)	817.4
Noncontrolling interests	—	—	27.6	—	27.6

Total equity	817.4	1,463.7	406.7	(1,842.8)	845.0

Total Liabilities and Equity	$1,487.2	$2,912.8	$754.9	$(2,859.1)	$2,295.8

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

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended July 31, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$75.3	$89.3	$50.4	$(137.0)	$78.0
Loss from discontinued operations, net of income taxes	—	—	—	—	—
Adjustments for non-cash items included in net earnings	0.2	75.1	9.6	—	84.9
Changes in working capital	8.5	(109.4)	18.2	0.1	(82.6)
Other, net	(78.0)	(53.5)	(8.2)	136.9	(2.8)

Cash flow (used in) provided by operating activities	6.0	1.5	70.0	—	77.5

Investing Activities:
Capital expenditures	—	(38.3)	(8.5)	—	(46.8)

Cash flow used in investing activities	—	(38.3)	(8.5)	—	(46.8)

Financing Activities:
Net repayment of debt or notes payable	—	(81.3)	—	—	(81.3)
Net purchases of common stock	(6.0)	—	—	—	(6.0)
Net distributions to noncontrolling interests	—	—	(4.5)	—	(4.5)

Cash flow provided by (used in) financing activities	(6.0)	(81.3)	(4.5)	—	(91.8)

Effect of exchange rate changes on cash	—	—	1.5	—	1.5

Increase (decrease) in cash and cash equivalents	—	(118.1)	58.5	—	(59.6)
Cash and cash equivalents, beginning of year	—	279.8	113.7	—	393.5

Cash and cash equivalents, end of quarter	$—	$161.7	$172.2	$—	$333.9

	26 Weeks Ended August 1, 2009
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$56.7	$65.6	$40.4	$(105.7)	$57.0
Loss from discontinued operations, net of income taxes	—	0.1	—	—	0.1
Adjustments for non-cash items included in net earnings	1.5	70.5	8.9	—	80.9
Changes in working capital	5.8	19.9	(21.8)	(24.9)	(21.0)
Other, net	(62.7)	(34.7)	(5.7)	100.2	(2.9)

Cash flow provided by operating activities	1.3	121.4	21.8	(30.4)	114.1

Investing Activities:
Capital expenditures	—	(37.6)	(9.3)	—	(46.9)
Dividends received from related parties	—	—	0.6	(0.6)	—

Cash flow used in investing activities	—	(37.6)	(8.7)	(0.6)	(46.9)

Financing Activities:
Net repayment of debt or notes payable	(1.0)	(21.1)	(24.8)	24.8	(22.1)
Net purchases of common stock	(0.3)	—	—	—	(0.3)
Net contribution from noncontrolling interests	—	—	1.6	—	1.6
Net distributions to parent	—	(0.6)	(5.6)	6.2	—

Cash flow used in financing activities	(1.3)	(21.7)	(28.8)	31.0	(20.8)

Effect of exchange rate changes on cash	—	—	(0.5)	—	(0.5)

Increase (decrease) in cash and cash equivalents	—	62.1	(16.2)	—	45.9
Cash and cash equivalents, beginning of year	—	141.7	107.6	—	249.3

Cash and cash equivalents, end of quarter	$—	$203.8	$91.4	$—	$295.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property, employment mattersand class actions; the inability to renew material leases, licenses or contracts upon their expiration on acceptable terms; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the risk that we will not be able to integrate recently acquired businesses successfully, or that such integration will take longer than anticipated; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures or franchised operations; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2009 Annual Report on Form 10-K for the fiscal year ended January 30, 2010, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our Condensed Consolidated Financial Statements and the accompanying notes thereto contained included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 30, 2010, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended January 30, 2010. MD&A includes the following sections:
•	Our Business — a brief description of our business, key 2010 events, and the impact of new federal legislation.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the 13 and 26 weeks ended July 31, 2010 and August 1, 2009.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the 13 and 26 weeks ended July 31, 2010 and August 1, 2009 as presented in our Condensed Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — an update since January 30, 2010 of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business
Collective Brands, Inc. consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing. We operate a hybrid business model that includes retail, wholesale, licensing and franchising businesses. Payless is one of the largest footwear retailers in the Western Hemisphere and is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. PLG markets products at wholesale and retail for children and adults under brand names that include Stride Rite®, Keds®, Sperry Top-Sider®, and Saucony®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.
We measure the performance of our business using several metrics, but rely primarily on net sales, same-stores sales, operating profit from continuing operations, earnings before interest, income taxes, depreciation and amortization (“EBITDA”), net debt and free cash flow. We also measure the performance of our business using our reporting segments’ revenues from external customers and operating profit from continuing operations.
Key 2010 Events
In the second quarter of 2010, our business experienced earnings and sales growth driven primarily by our Payless International and PLG Wholesale reporting segments. The Payless Domestic reporting segment dampened our results, in part due to traffic as our core urban mass-customer base continues to struggle with the sluggish economic recovery. Key consumer segments that have been impacted include Hispanic and African-American families who are still experiencing higher unemployment rates. The Payless Domestic reporting segment also underperformed due to certain company-specific factors, including not maximizing select trends in certain adult and children’s footwear and not flowing new styles timely in sufficient quantities. We also experienced lower average selling prices in this segment due to more promotional activity, but did not have corresponding unit gains.
In response to the results of our Payless Domestic reporting segment, we are pursuing strategies to improve financial results and build upon increases in conversion and basket size in the second half of this year and into the next. To do this we will highlight trend-right offerings in boots and children’s footwear, we will increase our use of brands in current footwear trends, and we will improve breadth and depth of our accessories. We will support these initiatives with multi-channel marketing, and increase our use of external resources in an effort to ensure we are on-trend more quickly.
In 2010, we experienced deflation in China where the majority of our products are made. As a result, lower product costs have positively impacted our results of operations in the first six months of 2010 compared to 2009. We expect deflation to cease and reverse in the third and fourth quarters of 2010 and into 2011. We are working to mitigate the impact of these expected cost increases by using our size and scale to drive lower costs. We will also rely more heavily on factories outside of China and in more cost-effective locations within China.
Impact of New Federal Legislation
In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into law. Because we generally do not offer post-employment healthcare benefits, we were not required to recognize a significant charge in 2010 associated with the change in tax treatment of Medicare Part D benefits. We continue to review the impact this new legislation could have on our company over a longer term.

Consolidated Review of Operations
The following table presents the components of costs and expenses, as a percent of net sales, for the second quarter and first six months ended July 31, 2010 (“2010”) and August 1, 2009 (“2009”):

	Second Quarter		First Six Months
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.6	67.0	63.6	65.5

Gross margin	34.4	33.0	36.4	34.5
Selling, general and administrative expense	30.0	29.1	29.5	29.0

Operating profit from continuing operations	4.4	3.9	6.9	5.5
Interest expense, net	1.5	1.8	1.4	1.8
Loss on early extinguishment of debt	—	—	0.1	—

Net earnings from continuing operations before income taxes	2.9	2.1	5.4	3.7
Effective income tax rate*	10.6	(8.7)	15.4	7.9

Net earnings from continuing operations	2.6	2.2	4.5	3.3
Loss from discontinued operations, net of income taxes	—	—	—	—

Net earnings	2.6	2.2	4.5	3.3
Net earnings attributable to noncontrolling interests	(0.1)	—	(0.2)	—

Net earnings attributable to Collective Brands, Inc.	2.5%	2.2%	4.3%	3.3%

*	Percent of pre-tax earnings
Net Earnings Attributable to Collective Brands, Inc.
Second quarter 2010 net earnings attributable to Collective Brands, Inc. was $21.1 million, or $0.32 per diluted share versus second quarter 2009 results of $18.7 million, or $0.29 per diluted share. The increase in net earnings attributable to Collective Brands, Inc. was primarily driven by higher net sales and improved gross margins, partially offset by increased selling, general and administrative expenses.
Net earnings attributable to Collective Brands, Inc. for the first six months of 2010 was $75.3 million, or $1.15 per diluted share versus the first six months of 2009 results of $56.7 million, or $0.89 per diluted share. The increase in net earnings attributable to Collective Brands, Inc. was primarily driven by higher net sales and improved gross margins, partially offset by increased selling, general and administrative expenses.
Net Sales
The table below summarizes net sales information for our retail stores. Stores operated under franchise agreements are excluded from these calculations. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for the week.
Sales percent increases (decreases) are as follows:

	Second Quarter		First Six Months
	2010	2009	2010	2009
Same-store sales	(5.0)%	(7.3)%	(3.1)%	(6.0)%
Average selling price per unit	(2.4)	5.3	(1.9)	6.8
Unit volume	(2.7)	(12.1)	(1.6)	(12.2)
Footwear average selling price per unit	(2.5)	6.9	(1.2)	8.7
Footwear unit volume	(3.6)	(14.1)	(3.7)	(14.5)
Non-footwear average selling price per unit	6.3	4.5	5.8	5.9
Non-footwear unit volume	1.2	(2.4)	6.5	(2.4)
Please refer to “Reporting Segment Review of Operations” below for details on the changes in net sales for each of our reporting units.
Cost of Sales
Cost of sales was $552.2 million in the second quarter of 2010, down 1.5% from $560.6 million in the 2009 second quarter. The decrease in cost of sales from 2009 to 2010 is primarily due to the impact of lower product costs due, in part, to deflationary pressures in China and lower occupancy costs in 2010 compared to 2009.

Cost of sales was $1,094.3 million in the first six months of 2010, down 1.7% from $1,113.7 million in the first six months of 2009. The decrease in cost of sales from 2009 to 2010 is primarily due to the impact of lower product costs due, in part, to deflationary pressures in China and lower occupancy costs in 2010 compared to 2009.
Gross Margin
Gross margin rate for the second quarter of 2010 was 34.4%, compared to a gross margin rate of 33.0% in the second quarter of 2009. The increase in gross margin rate is primarily due to lower product costs and lower occupancy costs, coupled with higher net sales. These favorable gross margin drivers were partially offset by more promotional activities and higher freight costs.
Gross margin rate for the first six months of 2010 was 36.4%, compared to a gross margin rate of 34.5% in the first six months of 2009. The increase in gross margin rate is primarily due to lower product costs and lower occupancy costs, coupled with higher net sales.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $252.4 million in the second quarter of 2010, an increase of 3.7% from $243.4 million in the second quarter of 2009. The increase in SG&A expenses for the second quarter of 2010 compared to 2009 is primarily due to increases in payroll and related costs, as well as marketing investments at both our Payless and PLG businesses to support PLG and Payless International expansion.
SG&A expenses were $507.5 million in the first six months of 2010, an increase of 3.0% from $492.7 million in the first six months of 2009. The increase in SG&A expenses for the first six months of 2010 compared to 2009 is primarily due to increases in payroll and related costs, as well as marketing investments at both our Payless and PLG businesses to support PLG and Payless International expansion.
As a percentage of net sales, SG&A expenses were 30.0% of net sales in the second quarter of 2010 versus 29.1% in the second quarter of 2009. The increase, as a percentage of net sales, in the second quarter of 2010 was primarily due to increases in payroll and related costs as well as marketing investments at both our Payless and PLG businesses.
As a percentage of net sales, SG&A expenses were 29.5% of net sales in the first six months of 2010 versus 29.0% in the first six months of 2009. The increase, as a percentage of net sales, in the first six months of 2010 was primarily due to increases in payroll and related costs as well as marketing investments at both our Payless and PLG businesses.
Interest Expense (Income)
Interest income and expense components were:

	Second Quarter		First Six Months
(dollars in millions)	2010	2009	2010	2009
Interest expense	$12.2	$15.2	$25.6	$31.6
Interest income	(0.1)	(0.2)	(0.3)	(0.8)

Interest expense, net	$12.1	$15.0	$25.3	$30.8

The decline in interest expense in the second quarter and first six months of 2010 from the second quarter and first six months of 2009 is primarily a result of less outstanding debt. The decline in interest income in the second quarter and first six months of 2010 from the second quarter and first six months of 2009 is primarily a result of lower interest rates on our invested cash balance.
Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt relates to the acceleration of deferred debt costs on our Term Loan Facility in proportion to our early extinguishment, not including our required quarterly payments, of $78.0 million in 2010.
Income Taxes
Our effective income tax rate on continuing operations was 15.4% during the first six months of 2010 compared to 7.9% during the first six months of 2009. Our effective income tax rate on continuing operations was 10.6% during the second quarter of 2010 compared to a negative 8.7% during the second quarter of 2009. We recorded $2.7 million of favorable discrete events in the first six months of 2010. The unfavorable difference in the overall effective tax rate for 2010 compared to 2009 is due to comparatively higher income in relatively high tax rate jurisdictions as well as decreased income in relatively lower tax rate jurisdictions.

We have unrecognized tax benefits, inclusive of related interest and penalties, of $65.9 million and $65.5 million as of July 31, 2010 and August 1, 2009, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $40.0 million and $39.5 million, respectively.
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at July 31, 2010 will decrease by up to $43.3 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $20.1 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
Our Consolidated Balance Sheet as of July 31, 2010 includes deferred tax assets, net of related valuation allowances, of approximately $160 million. In assessing the future realization of these assets, we concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon our belief that we will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.
Net Earnings Attributable to Noncontrolling Interests
Net earnings attributable to noncontrolling interests represent our joint venture partners’ share of net earnings or losses on applicable international operations. The increase in net earnings attributable to noncontrolling interests is due to higher net earnings in our Latin America joint ventures.
Non-GAAP Financial Measures
The Company uses certain non-GAAP financial measures to assess performance. These measures are included as a complement to results provided in accordance with GAAP because we believe these non-GAAP financial measures are helpful in explaining underlying performance trends in our business and provide useful information to both management and investors. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results.
We use EBITDA, which is a non-GAAP performance measure, because we believe it reflects the Company’s core operating performance by excluding the impact of the effect of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. The following table presents the reconciliation of net earnings to EBITDA:

	Second Quarter		First Six Months
(dollars in millions)	2010	2009	2010	2009
Net earnings	$22.0	$18.8	$78.0	$57.0
Loss from discontinued operations, net of tax	—	—	—	0.1
Provision (benefit) for income taxes	2.6	(1.5)	14.2	4.9
Net interest expense (including loss on early extinguishment of debt)	12.1	15.0	26.1	30.8
Depreciation and amortization	34.2	35.2	67.8	69.2

EBITDA	$70.9	$67.5	$186.1	$162.0

The increase in EBITDA in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 is primarily driven by improvement in gross margin and higher sales, partially offset by an increase in selling, general and administrative expenses.
We also use free cash flow, which is a non-GAAP performance measure, because we believe it provides useful information about our liquidity, our ability to make investments and to service debt. Free cash flow is defined as cash flow provided by operating activities less capital expenditures. The following table presents our calculation of free cash flow:

	Second Quarter		First Six Months
(dollars in millions)	2010	2009	2010	2009
Cash flow provided by operating activities	$24.3	$56.7	$77.5	$114.1
Less: Capital expenditures	27.0	20.2	46.8	46.9

Free cash flow	$(2.7)	$36.5	$30.7	$67.2

The decrease in free cash flow in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 is primarily driven by a reduction in cash flow provided by operating activities. The decrease in cash provided by operating activities was driven by changes in working capital due to increases in inventories and accounts receivable, partially offset by the impact of increases in accounts payable and net earnings.
Finally, we use net debt, which is a non-GAAP performance measure, because we believe it provides useful information about the relationship between our long-term debt obligations and our cash and cash equivalents balance at a point in time. Net debt is defined as total debt less cash and cash equivalents. The following table presents our calculation of net debt:

	Second Quarter
(dollars in millions)	2010	2009
Total debt	$768.3	$891.2
Less: cash and cash equivalents	333.9	295.2

Net debt	$434.4	$596.0

The decrease in net debt as of the second quarter of 2010 compared to the second quarter of 2009 was primarily due to a decrease in total debt as a result of debt repayments and increases in cash and cash equivalents as a result of cash flow from operating activities.
Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail. We evaluate the performance of our reporting segments based on segment revenues from external customers and segment operating profit from continuing operations. The following table summarizes reporting segment revenues from external customers to consolidated net sales and reporting segment operating profit from continuing operations to our consolidated operating profit from continuing operations for the second quarter and first six months ended July 31, 2010 and August 1, 2009:

	Second Quarter			First Six Months
(dollars in millions)	2010	2009	Change	2010	2009	Change
Revenues from external customers:
Payless Domestic	$508.0	$546.8	$(38.8)	$1,054.6	$1,117.6	$(63.0)
Payless International	109.8	103.7	6.1	209.8	188.5	21.3
PLG Wholesale	174.7	137.7	37.0	348.1	286.5	61.6
PLG Retail	48.8	48.1	0.7	107.6	106.6	1.0

Revenues from external customers	$841.3	$836.3	$5.0	$1,720.1	$1,699.2	$20.9

Operating profit (loss) from continuing operations:
Payless Domestic	$6.8	$24.1	$(17.3)	$56.1	$66.3	$(10.2)
Payless International	11.6	4.4	7.2	18.7	6.2	12.5
PLG Wholesale	22.9	7.3	15.6	46.2	21.6	24.6
PLG Retail	(4.6)	(3.5)	(1.1)	(2.7)	(1.3)	(1.4)

Operating profit from continuing operations	$36.7	$32.3	$4.4	$118.3	$92.8	$25.5

The following table presents the change in store count during the second quarter and first six months of 2010 and 2009 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless	Payless
	Domestic	International	PLG Retail	Total
Second Quarter 2010
Beginning store count	3,831	645	376	4,852
Stores opened	8	12	11	31
Stores closed	(18)	(6)	(2)	(26)

Ending store count	3,821	651	385	4,857

First Six Months 2010
Beginning store count	3,827	643	363	4,833
Stores opened	21	17	24	62
Stores closed	(27)	(9)	(2)	(38)

Ending store count	3,821	651	385	4,857

Second Quarter 2009
Beginning store count	3,890	630	356	4,876
Stores opened	3	17	5	25
Stores closed	(29)	(8)	(1)	(38)

Ending store count	3,864	639	360	4,863

First Six Months 2009
Beginning store count	3,900	622	355	4,877
Stores opened	22	28	7	57
Stores closed	(58)	(11)	(2)	(71)

Ending store count	3,864	639	360	4,863

As of July 31, 2010, we also franchised 23 stores, which are not reflected in the table above.
The total square footage for our retail stores as of July 31, 2010, August 1, 2009 and January 30, 2010 was approximately 14.7 million, 14.7 million and 14.6 million, respectively. These square footage numbers do not include our 23 franchised stores.
Payless Domestic Segment Operating Results
The Payless Domestic reporting segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing.

	Second Quarter			First Six Months
			Percent change			Percent change
(dollars in millions)	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Revenues from external customers	$508.0	$546.8	(7.1)%	$1,054.6	$1,117.6	(5.6)%
Operating profit from continuing operations	$6.8	$24.1	(71.8)%	$56.1	$66.3	(15.4)%
Operating profit from continuing operations as % of revenues from external customers	1.3%	4.4%		5.3%	5.9%
For the second quarter of 2010, revenues from external customers for the Payless Domestic reporting segment decreased 7.1% or $38.8 million, to $508.0 million, from the second quarter of 2009. For the first six months of 2010, revenues from external customers for the Payless Domestic reporting segment decreased 5.6% or $63.0 million, to $1,054.6 million, from the first six months of 2009. The decrease in revenues from external customers from the second quarter and first six months of 2009 to 2010 is due to lower traffic and lower unit sales as our core urban mass-customer base continues to struggle with the sluggish economic recovery. The decrease is also due to certain company-specific factors, including not maximizing select trends in certain adult and children’s footwear and not flowing new styles timely in sufficient quantities. Further, we had lower average selling prices due to more promotional activity, but without corresponding unit gains. The decline was partially offset by sales gains in fitness and toning footwear product, as well as accessories.
As a percentage of revenues from external customers, operating profit from continuing operations decreased to 1.3% for the second quarter of 2010 compared to 4.4% in the second quarter of 2009. As a percentage of revenues from external customers, operating profit from continuing operations decreased to 5.3% for the first six months of 2010 compared to 5.9% in the first six months of 2009. The percentage decrease is primarily due to the deleveraging of fixed costs due to lower net sales.

Payless International Segment Operating Results
Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands, as well as franchising arrangements under the Payless ShoeSource name. For the second quarter and first six months of 2010, our franchising operations were not significant.

	Second Quarter			First Six Months
			Percent change			Percent change
(dollars in millions)	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Revenues from external customers	$109.8	$103.7	5.9%	$209.8	$188.5	11.3%
Operating profit from continuing operations	$11.6	$4.4	163.6%	$18.7	$6.2	201.6%
Operating profit from continuing operations as % of revenues from external customers	10.6%	4.2%		8.9%	3.3%
For the second quarter of 2010, revenues from external customers for the Payless International reporting segment increased 5.9% or $6.1 million, to $109.8 million, from the second quarter of 2009. For the first six months of 2010, revenues from external customers for the Payless International reporting segment increased 11.3% or $21.3 million, to $209.8 million, from the first six months of 2009. Revenues from external customers for the Payless International reporting segment were favorably impacted by sales in Canada, Ecuador and Colombia. The increase in revenues from external customers in Canada was primarily driven by favorable foreign exchange rates. The increase in Ecuador was primarily a result of improved business performance due to a reduction in tariffs and the increase in Colombia was primarily due to higher store count.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 10.6% for the second quarter of 2010 compared to 4.2% in the second quarter of 2009. As a percentage of revenues from external customers, operating profit from continuing operations increased to 8.9% for the first six months of 2010 compared to 3.3% in the first six months of 2009. The percentage increases are primarily due to increased gross margin rates in all regions.
PLG Wholesale Segment Operating Results
The PLG Wholesale reporting segment is comprised of PLG’s wholesale operations, which primarily includes the Saucony, Sperry, Stride Rite and Keds brands.

	Second Quarter			First Six Months
			Percent change			Percent change
(dollars in millions)	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Revenues from external customers	$174.7	$137.7	26.9%	$348.1	$286.5	21.5%
Operating profit from continuing operations	$22.9	$7.3	213.7%	$46.2	$21.6	113.9%
Operating profit from continuing operations as % of revenues from external customers	13.1%	5.3%		13.3%	7.5%
For the second quarter of 2010, revenues from external customers for the PLG Wholesale reporting segment increased 26.9% or $37.0 million, to $174.7 million, from the second quarter of 2009. For the first six months of 2010, revenues from external customers for the PLG Wholesale reporting segment increased 21.5% or $61.6 million, to $348.1 million, from the first six months of 2009. The increases in revenues from external customers are primarily due to strong performance of our Sperry Top-Sider, Saucony and Keds brands domestically and internationally.
As a percentage of revenues from external customers, operating profit from continuing operations increased to 13.1% for the second quarter of 2010 compared to 5.3% in the second quarter of 2009. As a percentage of revenues from external customers, operating profit from continuing operations increased to 13.3% for the first six months of 2010 compared to 7.5% in the first six months of 2009. The percentage increases were primarily due to gross margin expansion and the leveraging of fixed costs due to higher net sales.
As of July 31, 2010 and as of August 1, 2009, we had a backlog of orders amounting to $173.6 million and $93.9 million, respectively. To a significant extent, the backlog at the end of each quarter represents orders for the next six months. The backlog for the third quarter has increased 70%. Many of our customers made larger initial orders in 2010 compared to 2009 to ensure product flow and availability and in response to vendor initiatives designed to increase the mix of future orders. As a result, our backlog has increased while the sales growth expectation near-term remains similar to the second quarter. Due to the variability of the timing between future orders, reorders and cancellations, backlog does not necessarily translate directly into net sales.
PLG Retail Segment Operating Results
The PLG Retail reporting segment is comprised of operations from PLG’s owned Stride Rite Children’s stores, Stride Rite Outlet stores and Sperry Top-Sider retail stores.

	Second Quarter			First Six Months
			Percent change			Percent change
(dollars in millions)	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009
Revenues from external customers	$48.8	$48.1	1.5%	$107.6	$106.6	0.9%
Operating loss from continuing operations	$(4.6)	$(3.5)	(31.4)%	$(2.7)	$(1.3)	(107.7)%
Operating loss from continuing operations as % of revenues from external customers	(9.4)%	(7.3)%		(2.5)%	(1.2)%
For the second quarter of 2010, revenues from external customers for the PLG Retail reporting segment increased 1.5% or $0.7 million, to $48.8 million, from the second quarter of 2009. For the first six months of 2010, revenues from external customers for the PLG Retail reporting segment increased 0.9% or $1.0 million, to $107.6 million, from the first six months of 2009. The increase in revenues from external customers was due to an increase in the number of stores, partially offset by lower comparable store sales.
As a percentage of revenues from external customers, operating loss from continuing operations increased to negative 9.4% for the second quarter of 2010 compared to negative 7.3% in the second quarter of 2009. As a percentage of revenues from external customers, operating loss from continuing operations increased to negative 2.5% for the first six months of 2010 compared to negative 1.2% in the first six months of 2009. In the second quarter and first six months of 2010, operating loss as a percentage of revenues from external customers was negatively impacted by higher marketing expenses and more promotional selling.
Liquidity and Capital Resources
We ended the second quarter of 2010 with a cash and cash equivalents balance of $333.9 million, an increase of $38.7 million from the second quarter of 2009. The year-over-year increase is due primarily to cash generated from operations, partially offset by debt repayments.
As of July 31, 2010, our foreign subsidiaries and joint ventures had $165.5 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
As of July 31, 2010, the borrowing base on our Revolving Loan Facility was $285.9 million less $32.1 million in outstanding letters of credit, or $253.8 million. The variable interest rate, including the applicable variable margin at July 31, 2010, was 1.18%. We had no borrowings on our Revolving Loan Facility as of July 31, 2010.
We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than 4.0 to 1. As of July 31, 2010 our leverage ratio, as defined in our Term Loan Facility agreement, was 1.8 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants on our Loan Facilities for the next twelve months. Further, we believe that our liquid assets, cash generated from operations and amounts available under our Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for at least the next twelve months.
Cash Flow Provided by Operating Activities
Cash flow provided by operations was $77.5 million in the first six months of 2010, compared with $114.1 million for the same period in 2009. As a percentage of net sales, cash flow from operations was 4.5% in the first six months of 2010, compared with 6.7% in the same period in 2009. The decrease in cash flow from operations in the first six months of 2010 as compared to the first six months of 2009 is primarily due to changes in working capital due to increases in inventories and accounts receivable, offset by increases in accounts payable and net earnings. The increase in inventories was driven, in part, by growth in our PLG wholesale reporting segment. Payless inventory reflects a higher priced product mix driven by fitness and boots. The increase in accounts receivable was due to growth in our PLG wholesale reporting segment. The increase in accounts payable is primarily due to the extension of payment terms with our merchandise vendors. All other things equal, any future favorable changes to the accounts payable portion of working capital will only be possible if we are able to continue to extend these payment terms.
Cash Flow Used in Investing Activities
Our capital expenditures totaled $46.8 million during the first six months of 2010, compared with $46.9 million for the same period in 2009. Total capital expenditures in 2010 are expected to be approximately $100 million compared to $84.0 million in 2009. We intend to use internal cash and cash flow from operations to finance all of these expenditures.

Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Six Months
	2010		2009
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Stock repurchase program(1)	$11.8	628	$—	—
Employee stock purchase, deferred compensation and stock incentive plans	2.3	105	0.8	69

	$14.1	733	$0.8	69

(1)	Represents share repurchases as a result of consideration from stock option exercises as well as those shares under our stock repurchase program. The Company repurchased 250,000 shares in open market purchases in the second quarter of 2010 for $4.2 million dollars. The Company may repurchase up to $187.0 million under the Board of Directors authorized share repurchases.
Under the terms of the credit facilities governing our Loan Facilities, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
In the first six months of 2010, not including our required quarterly payments, we repaid $78.0 million of our outstanding Term Loan Facility balance. The balance remaining on our Term Loan Facility as of July 31, 2010 was $592.1 million.
Contractual Obligations
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 30, 2010. There have been no significant developments with respect to our contractual obligations since January 30, 2010.
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	July 31,	August 1,	January 30,
	2010	2009	2010
Debt-capitalization ratio*	47.6%	55.2%	53.6%

*	Debt-capitalization ratio has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and equity. The debt-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 68.0%, 73.2% and 72.3%, respectively, for the periods referred to above.
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
Interest Rate Risk
Interest on our senior secured Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at July 31, 2010; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate contract for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of July 31, 2010, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt, which totals $347.1 million, would impact pretax interest expense by approximately $3.5 million annually or approximately $0.9 million per quarter.
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
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. During 2005, the PRC government adopted an exchange rate system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under this “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of July 30, 2010, the last day of trading in our quarter, the exchange rate was 6.77 Yuan per U.S. dollar compared to 6.84 Yuan per U.S. dollar at the end of our second quarter 2009 and 6.82 Yuan per U.S. dollar at the end of our 2009 fiscal year.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended July 31, 2010, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number of
			Shares Purchased	Approximate Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet Be
	of Shares	Price	Announced Plans	Purchased Under the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands) (3)	(in millions)

05/2/10 — 05/29/10	4	$21.31	—	$196.0
05/30/10 — 07/3/10	526	18.14	503	187.0
07/04/10 — 07/31/10	4	16.50	—	187.0

Total	534	$18.15	503	$187.0 (2)

(1)	Includes an aggregate of approximately 31 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.

(3)	A portion of these purchases represent share repurchases as a result of consideration from stock option exercises.

ITEM 4.	RESERVED

ITEM 6.	EXHIBITS
     (a) Exhibits:

Number	Description

10.1
Term Loan Agreement, dated August 17, 2007 (the “Term Loan”), among Collective Brands Finance, Inc. as Borrower, and the Lenders party thereto and CitiCorp North America, Inc., as Administrative Agent and Collateral Agent.* (1)

10.2
Amended and Restated Loan and Guaranty Agreement, dated August 17, 2007, by and among Collective Brands Finance, Inc. as Borrow, the Guarantors thereto as Credit Parties, the Lendors signatory thereto and Wells Fargo Retail Finance, LLC as the Arranger and Administrative Agent.* (1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President — Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President — Chief Financial Officer and Treasurer*

*	Filed herewith

(1)	An application for confidential treatment for selected schedules and exhibits to this agreement has been filed with the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 2, 2010	By:	/s/ Matthew E. Rubel
Matthew E. Rubel
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: September 2, 2010	By:	/s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)