Form 10-K
period 2011-01-29
COLLECTIVE BRANDS, INC.
filed 2011-03-25
CIK 1060232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,031.4 million based on the closing price of $16.02 as reported on the New York Stock Exchange on July 30, 2010, the last trading day of the registrant’s second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value
61,524,334 shares at March 18, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2011 (Proxy Statement)	Part III

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

COLLECTIVE BRANDS, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 29, 2011

INDEX

[Page Intentionally Left Blank]

PART I

ITEM 1.	BUSINESS

General

Collective Brands, Inc. (“Collective Brands” or the “Company”) is a leader in bringing compelling lifestyle, fashion and performance brands for footwear and related accessories to consumers worldwide. We operate a hybrid business model with a portfolio of powerful brands and private brand labels sold at multiple price points and through multiple selling channels including retail, wholesale, e-commerce, licensing and franchising. Collective Brands consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing (“CLI”). Payless is one of the largest footwear specialty retailers in the World. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. PLG is a leading provider of iconic performance and lifestyle brands, each with strong marketplace positions focused on distinct and targeted consumer segments. PLG markets performance and lifestyle footwear and related accessories for adults and children under well-known brand names including Stride Rite®, Saucony®, Sperry Top-Sider®, and Keds®. CLI is a brand development and licensing company that specializes in building, launching, licensing and growing brands focused on the youth lifestyle market, including Above the Rim®, Airwalk®, Above the Rim®, Spot-Bilt®, Clinch Gear®, Lamar®, Sims®, Strikeforce®, and Vision Street Wear®. CLI’s vision is to create the leading youth lifestyle and athletic fashion branded licensing company in the world.

All references to years are to our fiscal year unless otherwise stated. Fiscal year 2010 ended on January 29, 2011.

Payless is one of the largest footwear retailers in the World, with 4,523 retail stores, owned or franchised, in 24 countries and territories at the end of 2010. Our owned Payless ShoeSource retail stores in the United States, Canada, the Caribbean, Central America, and South America sold nearly 132 million pairs of footwear and over 44 million units of accessories through nearly 480 million customer visits during 2010. Payless ShoeSource stores sell a broad assortment of footwear including athletic, casual and dress shoes, sandals, work and fashion boots, and slippers. Payless also sells a broad array of accessories such as handbags, jewelry, bath-and-beauty products, and hosiery. Payless ShoeSource stores offer fashionable, quality, branded and private label footwear and accessories for women, children, and men at affordable prices in a self-selection shopping format. Our stores feature several mainstream and designer footwear brands including Airwalk®, American Eagletm, Champion®, Christian Siriano for Paylesstm, Isabel Toledo for PaylessTM, Dexter®, and Lela Rose for Paylesstm. We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value. North American stores are company-owned, stores in the Central and South American regions (as defined in the “Stores” section below) are operated as joint-ventures, and stores in Europe, Asia and the Middle East are franchised. Stores operate in a variety of real estate formats. Approximately a quarter of the company-owned stores are mall-based while the rest are located in strip centers, central business districts, and other real estate formats. We also operate payless.com® where customers buy our products online and store associates order products for customers that are not sold in all of our stores or are out of stock. At year-end, each Payless ShoeSource store stocked on average approximately 7,000 pairs of footwear. We focus our marketing efforts primarily on expressive self-purchasing women ages 16 — 49 and expressive moms. These consumers use fashion as a means of expressing their personalities and place importance on getting a good value. They tend to have household incomes of less than $75,000 and make a disproportionately large share of household footwear purchasing decisions. Over one-third of these target consumers purchased footwear from our stores last year.

PLG is a leading provider of iconic performance and lifestyle brands, each with unique personalities and strong marketplace positions focused on distinct and targeted consumer segments. PLG is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, specialty stores, and athletic and sporting good stores. PLG markets products in countries outside

North America largely through owned operations, independent distributors and licensees. PLG designs and markets categories of footwear and related accessories under various brands and trademarks:

Brand and/or trademark	Product categories

Sperry Top-Sider® and Sperry®	Nautical performance, outdoor recreational, dress-casual, and casual footwear for adults and children; and, apparel and accessories
Saucony® and Saucony Originals®	Technical running, minimalist, athletic lifestyle, outdoor trail, and fashion athletic shoes for adults and children; and, athletic apparel and accessories
Keds®, Pro-Keds®, and Grasshoppers®	Fashion-athletic and casual footwear and accessories for adults and children
Stride Rite®, Robeez®, and other brand names	Children’s dress, athletic, and casual footwear, boots and sandals

PLG markets products in countries outside North America through owned operations, independent distributors, and licensees. PLG also markets its products directly to consumers by selling footwear and apparel at retail through a variety of formats: Stride Rite children’s stores, outlet stores, Stride Rite store-in-stores, Sperry Top-Sider stores, and e-commerce sites. In total, PLG operated 383 retail locations as of the end of fiscal year 2010.

History

Payless was founded in Topeka, Kansas in 1956 with a strategy of selling low-cost, high-quality family footwear on a self-service basis. In 1962, Payless became a public company. In 1979, it was acquired by The May Department Stores Company (“May Company”). On May 4, 1996, Payless became an independent public company again as a result of a spin-off from May Company. In 1998, we reorganized forming a new Delaware corporation, Payless ShoeSource Inc., which today is known as Collective Brands, Inc. In March 2007, we acquired Collective Licensing, a Denver-based brand development, management and licensing company. In August 2007, our Delaware holding company changed its name from Payless ShoeSource, Inc. to Collective Brands, Inc., and we completed our acquisition of The Stride Rite Corporation.

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

Segments and Geographic Areas

We operate our business in four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail. See Note 15 in the Notes to the Consolidated Financial Statements for a discussion on financial results by segment.

1. The Payless Domestic reporting segment is comprised primarily of domestic retail stores under the Payless ShoeSource name, our Payless e-commerce business as well as the Company’s sourcing unit, and Collective Licensing.

2. The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands, as well as the franchising arrangements under the Payless ShoeSource name.

3. The PLG Wholesale reporting segment consists of PLG’s global wholesale operations.

4. The PLG Retail reporting segment consists of PLG’s owned Stride Rite children’s stores, outlet stores, Sperry stores, and store-in-stores in select Macy’s locations.

Stores

At the end of 2010, we operated a total of 4,844 retail stores. This was comprised of 3,794 in the Payless Domestic segment, 667 stores in the Payless International segment, and 383 stores in the PLG Retail segment.

Payless Domestic

The average size of a store in the Payless Domestic segment is approximately 3,200 square feet. Depending upon the season and the sales volume of the store, stores employ a varying number of associates, including a store manager or shared store manager. Stores use a combination of full-time and part-time associates. By including materially remodeled stores in our calculation as new stores, Payless ShoeSource domestic stores were 11 years old on average at the end of 2010. Payless ShoeSource stores operate in a variety of real estate formats such as shopping malls, central business districts, free-standing buildings, strip centers, and leased departments in ShopKo® stores. ShopKo is a discount retailer with stores primarily in the Midwest, Western Mountain, and Pacific Northwest regions. This alliance provides us with a capital efficient, additional distribution channel for our products. As of year-end, there were 138 of these locations, and they are included in the table below.

The number of retail stores by geographic region for the Payless Domestic segment is represented in the following table:

Payless Domestic

Alabama	36	Louisiana	59	Oklahoma	44
Alaska	8	Maine	13	Oregon	48
Arizona	88	Maryland	72	Pennsylvania	147
Arkansas	39	Massachusetts	86	Rhode Island	14
California	518	Michigan	126	South Carolina	30
Colorado	51	Minnesota	47	South Dakota	14
Connecticut	43	Mississippi	43	Tennessee	44
Delaware	8	Missouri	71	Texas	389
District of Columbia	8	Montana	14	Utah	50
Florida	283	Nebraska	35	Vermont	7
Georgia	90	Nevada	34	Virginia	77
Hawaii	15	New Hampshire	18	Washington	85
Idaho	30	New Jersey	129	West Virginia	10
Illinois	172	New Mexico	28	Wisconsin	79
Indiana	56	New York	245	Wyoming	4
Iowa	31	North Carolina	57
Kansas	33	North Dakota	6	Guam	2
Kentucky	31	Ohio	126	Saipan	1

				Total Payless Domestic	3,794

Payless International

Since opening our first wholly-owned stores in Canada in 1997, our international presence has grown substantially. We entered Latin America in September 2000, and operate stores there through joint ventures. In 2009, we franchised our first stores in the Middle East.

The average size of our owned stores in the Payless International segment is approximately 2,800 square feet. By including materially remodeled stores in our calculation as new stores, our owned international stores were on average seven years old at the end of 2010. Our international stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, and strip centers.

As of year-end 2010, we had 667 stores in 14 foreign countries or territories that were either wholly-owned or operated as joint ventures. This includes 17 store-in-store locations within two retailers in Colombia. Store-in-store is likely to be an important long-term growth channel there.

In addition, our franchisees operated 62 stores in Bahrain, Kuwait, Peru, the Philippines, Russia, Saudi Arabia, and the United Arab Emirates. Our franchisees intend to add approximately 70 more stores in 2011 within countries where our franchises already operate as well as in Indonesia, Israel, Malaysia, Mexico, Singapore, and Turkey.

The number of retail stores by Province, Country and Territory for the Payless International segment is represented in the table below. Franchised stores are not included in the table.

Payless International

Canada		Central America		South America
Alberta	41	Costa Rica	25	Ecuador	38
British Columbia	39	Dominican Republic	16	Colombia	63

Manitoba	10	El Salvador	22
New Brunswick	7	Guatemala	47	Total South America	101

Newfoundland and Labrador	2	Honduras	21	Other Countries and Territories
Nova Scotia	11	Jamaica	1	Puerto Rico	79
Ontario	135	Nicaragua	13	U.S. Virgin Islands	5

Prince Edward Island	2	Panama	20
Quebec	43	Trinidad/Tobago	16	Total Other Territories	84

Saskatchewan	11

Total Canada	301	Total Central America	181

				Total Payless International	667

PLG Retail

Stride Rite children’s stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the U.S. The average size of a Stride Rite children’s store is approximately 1,300 square feet. Outlet stores average approximately 2,800 square feet because outlet stores carry a broad range of footwear for adults in addition to children’s footwear. Most of our outlet stores are located in shopping centers consisting only of outlet stores. Sperry Top-Sider stores average approximately 1,500 square feet and tend to be located in affluent areas that embrace the nautical lifestyle that the brand projects. At the end of 2010, each PLG retail store carried an average of approximately 5,000 pairs of shoes. Outlets carried more pairs than average due to greater square footage and a large amount of children’s footwear. By including materially remodeled stores in our calculation as new stores, PLG Retail segment stores were on average approximately nine years old at the end of 2010. We also operate Stride Rite shoe departments within select Macy’s stores. This alliance provides us with a capital efficient, additional distribution channel for our products.

The number of retail stores by type for the Stride Rite Retail segment is represented in the table below.

PLG Retail

Stride Rite children’s stores	251
Outlet stores	106
Sperry Top-Sider stores	8
Macy’s store-in-stores	18

Total PLG Retail stores	383

PLG Wholesale

In addition to the owned PLG retail stores, we had 119 PLG stores managed by licensed dealers (not included in the store count above) at the end of 2010. A licensed dealer is an independent shoe retailer that sells a high percentage of PLG product. We generate sales from dealers by selling them our product. Dealers do not currently pay franchise or on-going fees. Of the total, 100 stores were located in the United States and 19 were located internationally, predominantly in Latin America. PLG sales representatives monitor the dealers’ assortments and appearance. We give guidance to the dealers on store remodeling. Dealers are not currently obliged to participate in PLG retail store promotions.

International Business

During 2010, Collective Brands had $589.8 million, or 17.5%, of its sales from outside the U.S. In 2010, we derived sales from 95 countries or territories through retailing, wholesaling, e-commerce, licensing, and franchising.

Payless International

Payless International sales were $460.3 million, or 13.6% of total Company sales. Of the Payless International stores we directly own or operate through joint ventures, 45% are located in Canada; 43% are located in Latin America and the Caribbean; and 12% are located in Puerto Rico.

PLG Wholesale

PLG Wholesale sells footwear in 83 countries and territories. International wholesale sales totaled $127.3 million in 2010. We use our owned operations, independent distributors and licensees to market our various product lines outside of the U.S. A majority of our international PLG Wholesale sales came from Europe, followed by Canada. We record revenue from foreign sources through the sale of products by our owned operations in Canada, Germany, the Netherlands, and the United Kingdom, as well as through sales to independent distributors in other countries.

In 2010, we entered into licensing and development arrangements with Li & Fung Retailing and Stores Specialists, Inc. (“SSI”) aimed at introducing the Stride Rite brand to Greater China and several Southeast Asian countries. At year-end, our partners operated a total of eight Stride Rite stores in Hong Kong, Malaysia, the Philippines and Singapore.

Distribution and licensing arrangements enable us to develop sales in certain international markets without incurring development costs and the capital commitment required to maintain related foreign operations, employees, inventories, or localized marketing programs. We assist in designing products that are appropriate to each foreign market, but are consistent with our global brand positioning. Independent licensees and distributors purchase goods from either us or authorized third-party manufacturers pursuant to distribution agreements, or manufacture branded products consistent with our standards pursuant to license agreements. Distributors and licensees are responsible for independently marketing and distributing our branded products in their respective territories with product and marketing support provided by us.

Store and Wholesale Operations Management

Collective Brands manages certain support functions such as marketing, information technology and finance in a mostly centralized fashion from its Topeka, Kansas and Lexington, Massachusetts offices. The Company also manages other support functions, such as loss prevention and store-level human resources, in a more decentralized fashion.

Payless Domestic

Our Retail Operations team is responsible for managing the operations of our stores, including functions such as opening and closing, store displays, inventory management, staffing, and managing the customer experience. Positions and scope are as follows:

Title (or position)	Span of Control (or scope)

Store Manager	Manage one store
Multiple Store Manager	Manage two stores
Group Leader	Manage one store; oversee four others
District Leader	Oversee approximately 25 stores
Director of Retail Operations	Oversee approximately 300 stores

Payless associates are trained and measured on, among other things, customer conversion and compliance with a multi-step selling process frequently referred to as the “customer journey” or “SMILES”. In 2010, the Retail Operations team launched an update to SMILES to better service customers more efficiently and effectively. Execution of the customer journey is typically measured by customer satisfaction (“CSAT”) scores. In 2010, our CSAT scores improved by four percentage points to record levels.

Payless has a small number of associates focused on the direct sales of slip resistant footwear in its retail stores and for limited wholesale distribution. We sell footwear with slip resistant technology branded Safe T Step® to end-users through several commercial accounts in channels such as restaurants, auto service locations, and grocery stores. We believe we are establishing a competitive edge in this business by offering Safe T Step customers payroll deduction and the convenience of purchasing online (SafeTStep.com) or at one of our ubiquitous Payless store locations. We believe slip resistant footwear is an underserved market.

Payless International

The international reporting structure is very similar to Payless Domestic. However, the international span of control is more narrow than domestic as we have fewer international stores.

PLG Wholesale

The PLG Wholesale business is divided by major brands, each with its own dedicated sales forces. Generally each sales executive is assigned a specific geographic region.

PLG Retail

Retail locations are managed by a Store Manager who reports to a District Manager. District Managers typically oversee approximately 25 stores. These positions are responsible for managing the operations of our stores, including functions such as opening and closing, store displays, inventory management, and staffing.

Stride Rite children’s stores offer customers a full-service experience that includes personalized sizing and fitting of each child by trained specialists. Outlet stores offer limited service in conjunction with a self-selection environment. Sperry stores and store-in-store locations offer full-service and self-selection shopping together.

Employees

At the end of 2010, Collective Brands employed approximately 29,000 associates worldwide. Over 27,000 associates worked in stores, while the remaining associates worked in other capacities such as corporate support,

Asia-based procurement/sourcing, licensing, and distribution centers. Our associate base was approximately 45% full-time and 55% part-time and we had 141 associates under collective bargaining agreements at year end.

Payless Domestic

At year-end, nearly 22,000 associates worked in the Payless Domestic segment. The mix of full-time to part-time associates was 37% and 63%, respectively.

Payless International

The Payless International segment employed over 3,500 associates at year-end. The mix of full-time to part-time associates was 70% and 30%, respectively.

PLG Wholesale

Approximately 850 associates at year-end were employed in various sales and support capacities in the PLG Wholesale segment. Almost 100% were full-time associates.

PLG Retail

The PLG Retail segment employed approximately 2,600 associates at year-end. The mix of full-time to part-time associates was 28% and 72%, respectively.

Competition

As a multi-channel provider of footwear and accessories, we face several different forms of competition.

The retail footwear and accessories market is highly competitive. It is comprised of department stores, footwear specialty stores, discount mass-merchandisers, sporting goods stores, and online competitors. The primary competitive levers to establish points of differentiation in our industry are merchandise selection, flow and timing, pricing, attractive styles, product quality and aesthetics, durability, comfort, convenience, and in-store experience.

Payless Domestic

We seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters. Payless strives to get trend-right merchandise to market at the same time but at more compelling values than department stores and specialty retailers. Main competitors include DSW, Famous Footwear, J.C. Penney, Kmart, Kohl’s, Macy’s, Marshall’s, Ross Stores, Sears, Target, TJ Maxx, and Wal-Mart.

Payless International

Internationally, we also seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters, but at more compelling values than department stores and specialty retailers. Our main competitors in Canada are Sears Canada, SportChek, Walmart Canada, and Zellers. The competitive environment in Canada is becoming more fragmented due to online and other competitors. In addition, the U.S. exchange rate impacts competition. During times of relative strength in the Canadian dollar, U.S. retailers become stronger competitors and price competition in Canada becomes sharper.

In Latin America, our competition varies by country. In Central America (except for Panama), we have two larger corporate competitors: Adoc and MD. In Colombia, our main competitors are Bata, Calzatodo, and Spring Step. We also compete in Latin America against small independent operators that vary by country.

PLG Wholesale

On a wholesale level, we also compete with many suppliers of footwear. PLG Wholesale’s most significant competitors include:

PLG Wholesale Brand
	Sperry		Stride Rite
Saucony	Top-Sider	Keds	Children’s Group

adidas	Cole Haan	Converse	adidas / Reebok
Asics	Ecco	Lacoste	Geox
Brooks	Geox	Toms	Lelli Kelly
Mizuno	Rockport	Vans	New Balance
New Balance	Sebago		Nike / Converse
Nike	Timberland		Pedipeds
Primigi
Puma
Skechers
Teva
Ugg

PLG Retail

We compete in the children’s retail shoe industry with numerous businesses, ranging from large retail chains to single store operators. The chains include Children’s Place, Dillard’s, Gap, Gymboree, Nordstrom, and Target.

Seasonality

As an international multi-channel provider of footwear and accessories, we have operations that are impacted by certain seasonal factors — some of which are common across segments and channels while others are not. For the most part, our business is characterized by four high-volume seasons: Easter, the arrival of warm weather, back-to-school, and the arrival of cool weather. In preparation for each of these periods, we increase our inventory levels in our retail stores to support the increased demand for our products. For our wholesale business, we increase our inventory levels approximately three months in advance of these periods to support the increased demands from our wholesale customers for these products. We offer styles particularly suited for the relevant season such as sandals in the spring and boots during the fall. Our cash position tends to be higher in June as well as September to October, due primarily to cash received from sales during the Easter season and the cash received from sales during back-to-school, respectively. Our cash position tends to be lowest around February to March when Easter inventories are built-up but not yet sold.

Payless Domestic

Payless Domestic retail stores tend to have their highest inventory levels in preparation for the Easter selling season because customers tend to shop our stores for holiday-specific footwear and accessories. This is typically about 1-3 weeks in advance of the holiday. Seasonal sales volumes are typically highest for Payless Domestic in the first quarter, followed closely by the second and third quarters. The arrival of warm weather in most major markets and back-to-school are meaningful sales catalysts, but typically not quite as strong as Easter. Usually, the Payless Domestic segment has lower sales in the fourth quarter compared to the other three quarters. Footwear customer traffic during the fourth quarter tends to be lower because there are no significant sales catalysts and footwear tends to be less giftable than other retail alternatives.

Payless International

Payless International seasonality tends to largely resemble Payless Domestic with a few important differences. First, a greater share of sales tends to come in December compared to Payless Domestic. In Puerto Rico and Latin America many workers get an incremental paycheck for the Christmas season. Secondly, compared to Payless

Domestic, back-to-school is even more important for Payless International. Many Latin Americans come together and shop as family units. Back-to-school is culturally and economically a time to spend together. Finally, paydays are times when proportionally more is spent on footwear than on other days of a month.

PLG Wholesale

The PLG Wholesale business is customarily driven by demand for spring (i.e. first half) and fall (i.e. second half) seasonal product lines. PLG Wholesale sales tend to be more first half-weighted compared to second half due to the nature of our brands, as well as meeting the wholesale customers’ seasonal needs of their end-consumers. The wholesale segment’s business is usually about three months earlier than Collective Brands’ other three segments. The wholesale segment tends to have its highest inventory position around January to February and its lowest inventory position around the November to December time frame.

PLG Retail

Retail seasonal sales volume for our Stride Rite children’s stores and outlet stores tends to be approximately equivalent for the first half of the year versus the second half of the year. The arrival of warm weather in the first half of the year is the biggest annual sales catalyst. Easter tends not to be as big compared to Payless. In the second half of the year, back-to-school and the merchandise mix shift to boots are significant sales drivers. PLG Retail tries to balance promotions evenly between the periods.

In their short history, Sperry Top-Sider stores have seen reasonably consistent seasonal sales patterns with notable spikes around Christmas and Father’s Day.

Supply Chain

We run an integrated supply chain that supports the product life-cycle from concept to liquidation across all reporting segments. In 2010, we sold nearly 170 million pairs of footwear through retail and wholesale combined.

Merchandise Planning & Allocation

We strive to get product to the right store at the right time and have product available for our wholesale customers at the right time in order to drive sales and margin growth. We do this through the use of a variety of systems and models related to planning, forecasting, pricing, and allocations. This helps us align our promotions, product flow, and pricing with customer shopping patterns.

We build and manage total inventory plans globally across multiple selling channels. Assortments are targeted based on customer demand and planned with specific product lifecycles. We base our decisions on how to stock stores using several criteria:

•	For the Payless Domestic and Payless International segments, we employ the use of “assortment clusters.” Assortment clusters are customer profiles of our stores based on lifestyle, demographics, shopping behavior, and appetite for fashion.

•	We also consider seasonality and climate by geography which impacts the timing of our inventory distribution. We have sandal and boot zones to help guide our product flow and pricing.

•	In addition, we use historical precedent of stores’ sales volumes and the categories of products they tend to sell.

•	We also account for footwear sizes in how to stock stores. In retail, we use a size assortment matrix tool when allocating inventory to reduce aged product and markdowns in the least productive sizes.

All this is done to deliver proportionately correct assortments. Our goal is to optimize product flow and freshness as we transition between selling periods. This is intended to drive sales and improve the profitability of those sales by reducing markdowns and aged inventory.

For Payless stores in North America, we also optimize price throughout products’ lifecycles by using tools which enable us to change pricing for every product at a “store price cluster” level. A store price cluster is a group of stores (usually about 125) with similar levels of price elasticity for a particular product.

Sourcing

Our design, product development, and sourcing functions come together in our global supply chain organization. We utilize agents, as well as internal product design and development capabilities, to drive trend-right designs and improve speed to market of new products. Our Asia-based teams, responsible for product development and sourcing, perform several functions including sample creation and quality control. For strategic commodities and inputs (e.g. outsoles, components), we negotiate directly with suppliers of raw materials and require our factories to use our preferred suppliers.

We procure products two different ways — through our direct sourcing organization or by engaging third party agents to assist in the procurement of products which we cannot or do not want to procure ourselves. About 73% of our footwear in 2010 was procured by our direct sourcing organization — 67% for Payless and 97% for PLG. In 2010, we procured a higher percentage of our Payless products from third party agents versus the prior year in an effort to utilize the agents more for additional product trend insights.

Our sourcing team is closely aligned with our core factory base which serves the bulk of our manufacturing needs. We balance several considerations in allocating our workflow to factories such as: present and future capacity needs, costs, compliance with regulatory issues, and product complexity. Twenty-six core factories accounted for 75% of Collective Brand’s footwear purchases. We have about 75 other footwear factories with which we do a smaller amount of business.

We believe our relationships with our factories are good. Factories in China were a direct source of approximately 84% of our footwear at cost in 2010 compared to approximately 85% in 2009. We are diversifying our manufacturing base not only between countries but also within China in order to reduce costs. In 2010, we sourced 13% of our footwear from Vietnam and the remaining 3% from a variety of countries including Brazil, India, Indonesia and Thailand. Products are manufactured to meet our specifications and standards. We do not purchase “seconds” or “overruns”.

Logistics

We maintain a flexible and efficient global logistics network that enables speed to market while mitigating transportation costs. Our systems provide perpetual planning and forecasting solutions, support multiple distribution centers, and provide information to allow us to optimize initial distribution planning and case pack configuration. During 2010, our days from order commitment-to-store (“supply chain days”) increased slightly versus the prior year due to implementing a sourcing diversification strategy which requires sourcing footwear from more remote locations. Cross functional execution, process enhancements, and optimizing our physical distribution helped decrease supply chain days. But sourcing more from outside China to reduce costs increased logistics complexity and offset the supply chain day reductions. To ensure product arrives at locations when our customers need it, we commit earlier to assortments given the slight increase in supply chain days.

We target high-demand, in-season product for accelerated delivery (“rapid re-order”) at both retail and wholesale. Through rapid re-order we attempt to maximize sales and margin on high-demand, proven items. Through rapid re-order, we reduce approximately one month worth of supply chain days from certain product runs.

Stores generally receive new merchandise on average twice a week from one of our pool points (which are used to manage the flow-through of inventory from our distribution centers (“DC”) to our stores) in an effort to maintain a constant flow of fresh and replenished merchandise. We currently use six distribution facilities worldwide:

1. We lease an 802,000 square foot DC in Brookville, Ohio which currently serves approximately 2,200 Payless stores in North America and the Stride Rite Children’s Group.

2. We own a 520,000 square foot DC in Louisville, Kentucky which serves wholesale operations in the United States for Keds, Saucony, and Sperry Top-Sider. It also serves Sperry retail stores.

3. We lease a 414,000 square foot DC in Redlands, California which serves approximately 1,800 Payless stores in North America.

4. We lease 46,000 square feet of office, showroom, and distribution space in Cambridge, Ontario to support PLG Canadian wholesale operations.

5. We lease 94,000 square feet of distribution and showroom space in Heerhugowaard, The Netherlands to support our European operations.

6. We contract with a third-party in Colon, Panama to operate a distribution facility for our Latin America operations.

We will begin occupying a 60,000 square foot facility in Mississauga, Ontario as of May 1, 2011, which will substantially replace the smaller Cambridge facility we currently lease. We possess rights to expand the Mississauga facility to meet our long-term wholesale growth needs in Canada.

We lease 87,000 square feet of office space in multiple locations in China, Taiwan, and Vietnam. The functions of our associates in these Asia locations are primarily related to sourcing, inspection, costing, and logistics.

Intellectual Property

Through our wholly-owned subsidiaries, we own certain copyrights, trademarks, patents and domain names which we use in our business and regard as valuable assets.

Payless Domestic and Payless International

The trademarks and service marks used in our Payless business include Payless®, Payless ShoeSource®, Payless Kids®, and various logos used on our Payless ShoeSource store signs and in advertising, including our traditional yellow and orange signage and our orange and blue circle “P” logos. The domain names include Payless.com®, as well as derivatives of Payless ShoeSource. We also own and use the following trademarks and brands in Payless stores: Airwalk®, Above the Rim®, and Spot-Bilt®.

Currently, we have agreements in place regarding the following brands:

Trademark	Licensor	Expires

Various Disney characters and properties	Disney Enterprises, Inc.	December 31, 2013
Blue’s Clues, SpongeBob SquarePants, and Pro-Slime	MTV Networks, a division of Viacom International, Inc.	December 31, 2012
The Last Airbender®	MTV Networks, a division of Viacom International, Inc.	December 31, 2012
Star Wars and Star Wars: The Clone Wars properties	Lucasfilm Ltd.	December 31, 2012
American Ballet Theatretm	Ballet Theatre Foundation, Inc.	January 31, 2013
Superball®	Wham-o, Inc.	December 31, 2013
Dexter®	HH Brown Shoe Company, Inc.	December 31, 2014
Champion®	HBI Branded Apparel Enterprises, LLC	June 30, 2015
American Eagletm	American Eagle Outfitters	None

We have agreements for development, licensing, marketing and distribution regarding the following designer brands:

Trademark	Designer	Expires

Silvia Tcherassi for Paylesstm	Silvia Tcherassi	September 1, 2011
Jeff Staple for Airwalktm	Jeff Staple	October 31, 2011
Isabel Toledo for Paylesstm	Isabel Toledo	February 29, 2012
Lela Rose for Paylesstm	Lela Rose	May 31, 2012
Teeny Toes Lela Rose Collectiontm	Lela Rose	May 31, 2012
Unforgettable Moments by Lela Rosetm	Lela Rose	May 31, 2012
Christian Siriano for Paylesstm	Christian Siriano	December 31, 2013

The Silvia Tcherassi for Payless mark is used primarily in Latin America. Payless also has the exclusive right to use the Dunkman® brand. Through agents, Payless also utilizes various character marks from time-to-time.

Collective Licensing markets brand marks outside of Payless stores including Above the Rim®, Airwalk®, Clinch Gear®, Dukestm, genetic®, Hind®, Lamar®, LTD®, Rage®, Skate Attack®, Strikeforce®, Ultra-Wheels®, and Vision Street Wear®. We are also the exclusive agent for the Sims® brand mark. Collective Licensing’s focus is on the growing active sport lifestyle market driven predominantly by the skate- and snowboard-inspired trends. It is positioned with its authentic brand portfolio to reach both the younger consumer with strong ties to board sports, as well as appeal to the broad range of consumers drawn to this established lifestyle and fashion.

PLG Retail and Wholesale

The trademarks and service marks used by our Performance + Lifestyle Group include Grasshoppers®, Keds®, Robeez®, Saucony®, Sperry Top-Sider®, and Stride Rite®. These marks extend to the various logos, packaging, store signs, point-of-purchase displays, and other marketing contexts in which we use them. The domain names include grasshoppers.com, keds.com, robeez.com, saucony.com, sperrytopsider.com, and striderite.com.

Through our Keds group, we license the Champion® name to Hanesbrands, Inc. for footwear. We also have other licensees of our Keds and Stride Rite marks.

We have entered into license agreements with various licensors, which are summarized in the following table:

Trademark	Licensor	Expires

Disney® tradenames & logos	Disney Consumer Products, Inc.	December 31, 2013
Superball®	Wham-o, Inc.	December 31, 2013
The World of Eric Carle®	Chorion, Ltd	June 30, 2011
Jessica Simpsontm	Jessica Simpson	December 31, 2011
Nick Slimers!®	MTV Networks, a division of Viacom International, Inc.	December 31, 2011
The Last Airbender®	MTV Networks, a division of Viacom International, Inc.	December 31, 2011
Star Wars and Star Wars: The Clone Wars properties	Lucasfilm Ltd.	December 31, 2012
Various Marvel characters and properties	Marvel Entertainment, LLC	December 31, 2013

Backlog

PLG Wholesale

Our backlog of orders as of January 29, 2011 was approximately $343 million compared to approximately $222 million as of January 30, 2010. Of the $343 million of backlog as of January 29, 2011, $191.1 million relates to orders for the first quarter of 2011. Of the $222 million of backlog as of January 30, 2010, $143.4 million related to orders for the first quarter of 2010. Many of our customers have placed larger initial orders in 2010 compared to 2009 to ensure product flow and availability and in response to vendor initiatives designed to increase the mix of future orders. Due to the variability of the timing between future orders, reorders and cancellations, backlog does not necessarily translate directly into net sales.

Environmental Liability

In connection with the acquisition of PLG, we acquired a property with a related environmental liability. The liability as of January 29, 2011 was $2.4 million, $1.6 million of which was included as an accrued expense and $0.8 million of which was included in other long-term liabilities in the accompanying Consolidated Balance Sheet. The assessment of the liability and the associated costs were based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. As of January 29, 2011, the Company estimated the range of total costs related to this environmental liability to be between $6.9 million and $7.4 million, including $5.0 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations, the inherent uncertainties involved in estimating conditions in the environment, and the costs of addressing such conditions.

Available Information

We file or furnish our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. Copies of any of these documents will be provided in print to any shareholder who submits a request in writing to Collective Brands, Inc., Attn: Investor Relations, 3231 Southeast Sixth Avenue, Topeka KS 66607 or calls our Investor Relations Department at (785) 559-5321. The public may read or request a copy of any materials we file with the SEC at the Public Reference Room at 100 F Street N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Directors of the Company

Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company’s Directors:

Name	Principal Occupation

Management Director
Matthew E. Rubel(1)	Chief Executive Officer, President and Chairman of the Board
Independent Directors
Daniel Boggan Jr.(2)	Retired Senior Vice President of the National Collegiate Athletic Association
Mylle H. Mangum(1)(3*)	Chief Executive Officer of IBT Enterprises, LLC
John F. McGovern(1)(2*)	Former Executive Vice President/Chief Financial Officer of Georgia-Pacific Corporation
Robert F. Moran(2)	President and Chief Executive Officer of PetSmart, Inc.
David Scott Olivet(2)	Executive Chairman, RED Digital Cinema and Chairman, Oakley Inc.
Matthew A. Ouimet(2)	Former President and Chief Operating Officer, Operations of Corinthian Colleges, Inc.
Michael A. Weiss(3)	President and Chief Executive Officer of Express, Inc.
Robert C. Wheeler(1*)(3)(4)	Retired Chairman and Chief Executive Officer of Hill’s Pet Nutrition, Inc.

(1)	Executive Committee Member

(2)	Audit and Finance Committee Member

(3)	Compensation, Nominating and Governance Committee Member

(4)	Non-Management Lead Director

*	Chairman

Executive Officers of the Company

Listed below are the names and ages of the executive officers of the Company as of March 25, 2011 and offices held by them with the Company.

Name	Age	Position and title

Matthew E. Rubel	53	Chief Executive Officer, President and Chairman of the Board
LuAnn Via	57	President and Chief Executive Officer — Payless ShoeSource, Inc.
Darrel J. Pavelka	55	Executive Vice President — Global Supply Chain
Douglas J. Treff	53	Executive Vice President — Chief Administrative Officer
Betty J. Click	48	Senior Vice President — Human Resources
Michael J. Massey	46	Senior Vice President — General Counsel and Secretary
Douglas G. Boessen	48	Division Senior Vice President, Chief Financial Officer and Treasurer

Matthew E. Rubel is 53 years old and has served as a Director since July 2005 and as Chairman of the Board since May 2008. He has served as Chief Executive Officer and President of Collective Brands, Inc. since July 2005. Prior to joining Collective Brands, Mr. Rubel was Chairman and Chief Executive Officer for Cole Haan from 1999 to July 2005. He served as Executive Vice President, J. Crew Group and Chief Executive Officer of Popular Club Plan from 1994 to 1999, and in November 1998, led the sale of Popular from J. Crew to Fingerhut. While at J. Crew Group, Mr. Rubel was responsible for all licensing and international activities, as well as brand marketing and served on its Group Executive Committee. Mr. Rubel has also served as President and Chief Executive Officer of Pepe Jeans USA, and President of the Specialty Division of Revlon. Mr. Rubel served as a Director of Furniture Brands, Inc. from 2006 to 2008 and has served as a Director of SUPERVALU, INC. since June, 2010.

LuAnn Via is 57 years old and has served as President and Chief Executive Officer of Payless since July 2008. Prior to joining the Company, she served as Group Divisional President of Charming Shoppes’ Lane Bryant and Cacique chains from June 2007 to July 2008 and served on the Charming Shoppes’ Group Executive Committee from January 2006 to July 2008. From January 2006 to June 2007, she served as President of Charming Shoppes’ Catherine Stores. She worked at Sears, Roebuck and Company from 2003 to 2006, serving as Vice President and General Merchandising Manager for the retailer’s footwear, accessories, fine jewelry and intimate apparel business. She served as Senior Vice President, General Merchandising Product Development from 1998 to 2003 at Saks, Inc. And from 1992 to 1998, she served as Executive Vice President at Trade Am International. From 1990 to 1992, Ms. Via was Senior Vice President and General Merchandising Manager at The Shoe Box/The Shoe Gallery; and from 1985 to 1990 she served as Divisional Vice President and Merchandise Manager for Accessories, as well as various other buying positions at the Rich’s Division of Federated Department Stores.

Darrel J. Pavelka is 55 years old and has served as Executive Vice President — Global Supply Chain since September 2007. Prior to that he served as Senior Vice President — Merchandise Distribution, Planning and Supply Chain from September 2004 to September 2007. He also served as Senior Vice President — International Operations and Supply Chain from March 2003 to September 2004, Senior Vice President — Merchandise Distribution from 1999 to 2003, Vice President of Retail Operations for Division R from 1997 to 1999, Vice President of Stores Merchandising from 1995 to 1997, Director of Stores Merchandising from 1990 to 1995, Director of Distribution for Women’s from 1987 to 1990, Manager of Stores Merchandising for Division R from 1983 to 1987, and Manager of the Northeast store expansion from 1980 to 1983.

Douglas J. Treff is 53 years old and has served as the Company’s Executive Vice President and Chief Administrative Officer since September 2007. Prior to joining the Company, he served as Executive Vice President and Chief Administrative Officer for Sears Canada, Inc. from 2006 to 2007. From 2000 to 2006 he served as Senior Vice President and Chief Financial Officer for Deluxe Corporation and from 1990 to 2000, as Chief Financial Officer and other leadership roles in finance at Wilsons, The Leather Experts, Inc.

Betty J. Click is 48 years old and has served as Senior Vice President — Human Resources for Collective Brands, Inc. since July 2008. Prior to that, she served as Vice President, HR Operations and Learning and Development from December 2005 to August 2008 and as Vice President, HR Solutions from June 2002 to December 2005. Prior to joining Collective Brands, Inc., she spent 21 years with Verizon Communications, Inc. (formerly GTE) and served in various positions of increasing responsibility from August 1987 to June 2002, including Vice President — Human Resources Corporate Staff from April 2002 to June 2002 and Executive Director of Compensation Strategy from July 2000 to April 2002.

Michael J. Massey is 46 years old and has served as Senior Vice President — General Counsel and Secretary since March 2003. Prior to that, he served as Vice President of International Development during 2001, Vice President of Contract Manufacturing during 2000, Vice President, Group Counsel Intellectual Property from 1998 to 2000, and Senior Counsel from 1996 to 1998. Prior to joining Collective Brands, Inc., Mr. Massey was an attorney for The May Department Stores Company from 1990 to 1996.

Douglas G. Boessen is 48 years old and has served as Division Senior Vice President, Chief Financial Officer and Treasurer since December 2008. He previously served as Vice President, Corporate Controller from 2004 to 2008. From 2000 to 2004, he was Vice President, Financial Planning and Analysis, from 1999 to 2000 he was Director — Strategic Planning and from 1997 to 1999 he served as Associate Controller for the Company. Prior to joining Payless, he served as Senior Manager at Arthur Andersen LLP.

ITEM 1A.	RISK FACTORS

We May be Unable to Compete Effectively in the Competitive Worldwide Footwear Industry

We face a variety of competitive challenges from other domestic and international footwear retailers and wholesalers, including a number of competitors that have substantially greater financial and marketing resources than we do. These competitors include mass-market discount retailers, department stores including, other footwear retailers and wholesalers. We compete with these competitors on the basis of:

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

The Worldwide Footwear Industry is Heavily Influenced by General Economic Cycles Including Commodity and Labor Prices

Footwear is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of footwear and related goods tend to be highly correlated with the cycles of the levels of disposable income of our consumers. As a result, any substantial deterioration in general economic conditions could adversely affect our business. Further, the profitability of our industry is dependent on the prices of commodities used to make and transport our products (including cotton, rubber, petroleum, etc.) as well as labor prices. If we are unable to mitigate the impact of the deterioration of general economic conditions and the impact of higher commodity and labor prices, our results of operations and financial condition could be materially adversely affected.

A Majority of our Operating Expenses are Fixed Costs that are not Directly Dependent Upon our Sales Performance.

A majority of our operating expenses are fixed costs that are not directly dependent on our sales performance. These fixed costs include the leasing costs of our stores, our debt service expenses and, because stores require minimum staffing levels, the majority of our labor expenses. If our sales decline, we may be unable to reduce or offset these fixed operating expenses in the short term. Accordingly, the effect of any sales decline is magnified because a larger percentage of our earnings are committed to paying these fixed costs. As a result, our net earnings and cash flow could be disproportionately affected negatively as a result of a decline in sales.

We May be Unable to Maintain or Increase our Sales Volume and Margins

Our Payless stores have a substantial market presence in the United States and we currently derive a significant majority of our revenue from our U.S. stores. Our PLG retail stores and our PLG wholesale businesses also derive a significant majority of their revenue from U.S. sources. Because of our substantial market presence, because the U.S. footwear retailing industry is mature and because our domestic store count is decreasing, for us to increase our domestic sales volume on a unit basis, we must capture market share from our competitors. We have attempted to capture additional market share through a variety of strategies; however, if we are not successful we may be unable to increase or maintain our sales volumes and margins in the United States, adversely affecting our business, results of operations and financial condition.

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

We May be Unable to Adjust to Constantly Changing Fashion Trends

Our success depends, in large part, upon our ability to gauge the evolving fashion tastes of our consumers and to provide merchandise that satisfies such fashion tastes in a timely manner. The worldwide footwear industry fluctuates according to changing fashion tastes and seasons, and merchandise usually must be ordered well in advance of the season, frequently before consumer fashion tastes are evidenced by consumer purchases. In addition, the cyclical nature of the worldwide footwear industry also requires us to maintain substantial levels of inventory, especially prior to peak selling seasons when we build up our inventory levels. As a result, if we fail to properly gauge the fashion tastes of consumers, or to respond in a timely manner, this failure could adversely affect consumer acceptance of our merchandise and leave us with substantial unsold inventory. If that occurs, we may be forced to rely on markdowns or promotional sales to dispose of excess, slow-moving inventory, which would negatively impact financial results.

The results of our wholesale businesses are affected by the buying plans of our customers, which include large department stores and smaller retailers. No customer accounts for 10% or more of our wholesale business. Our wholesale customers may not inform us of changes in their buying plans until it is too late for us to make the necessary adjustments to our product lines and marketing strategies. While we believe that purchasing decisions in many cases are made independently by individual stores or store chains, we are exposed to decisions by the controlling owner of a store chain that could decrease the amount of footwear products purchased from us. In addition, the retail industry periodically experiences consolidation. We face a risk that our wholesale customers may consolidate, restructure, reorganize, file for bankruptcy or otherwise realign in ways that could decrease the number of stores or the amount of shelf space that carry our products. We also face a risk that our wholesale customers could develop in-house brands or utilize the private labeling of footwear products, which would negatively impact financial results.

We May be Unsuccessful in Opening New Stores or Relocating Existing Stores to New Locations, Adversely Affecting our Ability to Grow

Our growth, in part, is dependent upon our ability to expand our retail operations by opening and operating new stores, as well as relocating existing stores to new locations and extending our expiring leases, on a profitable basis.

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

We may be unsuccessful in opening new stores or relocating existing stores for any of these reasons. In addition, we cannot be assured that, even if we are successful in opening new stores or relocating existing stores, those stores will achieve levels of sales and profitability comparable to our existing stores.

We Rely on Third Parties to Manufacture and Distribute Our Products

We depend on third party manufacturers to manufacture the merchandise that we sell. If these manufacturers are unable to secure sufficient supplies of raw materials, or maintain adequate manufacturing and shipping capacity, they may be unable to provide us with timely delivery of products of acceptable quality. In addition, if the prices charged by these third parties increase for reasons such as increases in the price of raw materials, increases in labor costs or currency fluctuations, our cost of manufacturing would increase, adversely affecting our results of operations. We also depend on third parties to transport and deliver our products. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our products for any reason, or if they increase the price of their services, our operations and financial performance may be adversely affected.

We require our third party manufacturers to meet our standards in terms of working conditions and other matters before we are willing to contract with them to manufacture our merchandise. As a result, we may not be able to obtain the lowest possible manufacturing costs. In addition, any failure by our manufacturers to meet these standards, to adhere to labor or other laws or to diverge from our mandated labor practices, and the potential negative publicity relating to any of these events, could harm our business and reputation.

We do not have long-term agreements with any of our third party manufacturers, and any of these manufacturers may unilaterally terminate their relationship with us at any time. There is also substantial competition among footwear retailers for quality manufacturers. To the extent we are unable to secure or maintain relationships with quality manufacturers, our business could be harmed.

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

The United States and countries in which our merchandise is manufactured or imported may from time to time impose additional new quotas, tariffs, duties or other restrictions on our merchandise or adversely change existing restrictions or interpretations. These additional taxes and regulations could adversely affect our ability to import, and/or the cost of our products which could have a material adverse impact on the results of operations of our business.

Manufacturers in China are our major suppliers. During 2010, China was a direct source of approximately 84% of our merchandise based on cost. In addition to the products we import directly, a significant amount of the products we purchase from other suppliers has been imported from China. Any deterioration in the trade relationship between the United States and China or any other disruption in our ability to import footwear, accessories, or other products from China or any other country where we have stores could have a material adverse effect on our business, financial condition or results of operations.

In addition to the risks of foreign sourcing stemming from international trade laws, there are also operational risks of relying on such imported merchandise. Our ability to successfully import merchandise derived from foreign sources into the United States is dependent on stable labor conditions in the major ports we utilize to import or export product. Any instability or deterioration of the labor environment in these ports, such as the work stoppage at West Coast ports in 2002, could result in increased costs, delays or disruption in product deliveries that could cause loss of revenue, damage to customer relationships or materially affect our business.

If we are unable to maintain our current Customs-Trade Partnership Against Terrorism (“C-TPAT”) status, it would increase the time it takes to get products into our stores. Such delays could materially impact our ability to move the current product in our stores to meet customer demand.

Our International Operations are Subject to Political and Economic Risks

In 2010, 17.5% of our sales were generated outside the United States and almost all of our merchandise was manufactured outside the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:

•	political and economic instability;

•	inflation;

•	quotas;

•	regulation of importation of goods from certain countries;

•	exchange controls and currency exchange rates;

•	foreign tax treaties and policies;

•	restrictions on the transfer of funds to and from foreign countries;

•	ability to import product; and

•	increase in duty rates

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

We May be Subject to Liability if We Infringe the Trademarks or Other Intellectual Property Rights of Third Parties

We may be subject to liability if we infringe the trademarks or other intellectual property rights of third parties. If we were to be found liable for any such infringement, we could be required to pay substantial damages and could be subject to injunctions preventing further infringement. Litigation could occupy a significant amount of management time and resources. Further, large verdicts and judgments against us may increase our exposure to legal claims in the future. Such payments and injunctions could materially adversely affect our financial results.

We Rely on Brands We Do Not Own

As discussed in Item 1 of this Form 10-K under the caption “Intellectual Property”, we license trademarks and brands through various agreements with third parties. We, through our agents, also utilize various character marks from time-to-time. If we are unable to renew or replace any trademark, brand or character mark that accounts for a significant portion of our revenue, our results could be adversely affected.

Adverse Occurrences at Our Distribution Centers or the Ports We Use Could Negatively Impact Our Business

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

Unstable Credit Markets Could Affect Our Ability to Obtain Financing

Our Revolving Loan Facility matures on August 17, 2012, our Senior Subordinated Notes are due on August 1, 2013, and our Term Loan Facility matures on August 17, 2014. In the event we need additional financing, or we need to refinance our current debt, there can be no assurances that these funds will be available on a timely basis or on reasonable terms. Failure to obtain such financing could constrain our ability to operate or grow the business. In addition, any ratings downgrade of our securities, or any negative impacts on the credit market, generally, could negatively impact the cost or availability of capital.

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

Our acquisitions may cause large one-time expenses or create goodwill or other intangible assets that could result in significant impairment charges in the future. We also make certain estimates and assumptions in order to determine purchase price allocation and estimate the fair value of acquired assets and liabilities. If our estimates or assumptions used to value acquired assets and liabilities are not accurate, we may be exposed to losses that may be material.

Adverse Changes in our Market Capitalization or Anticipated Future Operating Performance May be an Indication of Goodwill or Other Intangible Asset Impairment, Which Could Have a Material Impact on our Financial Position and Results of Operations

We assess goodwill, which is not subject to amortization, for impairment on an annual basis or at any other interim reporting date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. We develop an estimate of the fair value of each reporting unit using both a market approach and an income approach. A significant adverse change in our market capitalization or anticipated future operating performance could result in the book value of a reporting unit exceeding its fair value, resulting in a goodwill impairment charge, which could adversely impact our financial position and results of operations.

We also assess certain finite and indefinite lived intangible assets for impairment on an annual basis or at any other interim reporting date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. Any significant changes in our anticipated future operating performance may be an indication of impairment to our tradenames or any other intangible asset. Any such impairment charges, if significant, would adversely impact our financial position and results of operations.

The Operation of our Business is Dependent on our Information Systems

We depend on a variety of information technology systems for the efficient functioning of our business and security of our information and certain information of our customers. Our inability to continue to maintain and upgrade these information systems or to meet changing data security and privacy standards could disrupt or reduce the efficiency of our operations or result in fines or litigation. In addition, potential problems with the implementation of new or upgraded systems as our business grows or with maintenance of existing systems could also disrupt or reduce the efficiency of our operations.

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

2. We own a 520,000 square foot DC in Louisville, Kentucky which serves wholesale operations in the United States for Keds, Saucony, and Sperry Top-Sider. It also serves Sperry retail stores.

3. We lease a 414,000 square foot DC in Redlands, California which serves approximately 1,800 Payless stores in North America.

4. We lease 46,000 square feet of office, showroom, and distribution space in Cambridge, Ontario to support Stride Rite Canadian wholesale operations.

5. We lease 94,000 square feet of distribution and showroom space in Heerhugowaard, The Netherlands to support our European operations.

6. We contract with a third-party in Colon, Panama to operate a distribution facility for our Latin America operations.

We will begin occupying a 60,000 square foot facility in Mississauga, Ontario as of May 1, 2011 which will substantially replace the smaller Cambridge facility we currently lease. We possess rights to expand the Mississauga facility to meet our long-term wholesale growth needs in Canada.

We lease 87,000 square feet of office space in multiple locations in China, Taiwan, and Vietnam. The functions of our associates in these Asia locations are primarily related to sourcing, inspection, costing, and logistics.

Retail Properties

The total square footage for our retail stores as of January 29, 2011, January 30, 2010 and January 31, 2009 was approximately 14.6 million, 14.6 million and 14.8 million, respectively. These square footage numbers do not include our franchised stores.

Payless Domestic and Payless International

We lease substantially all of our Payless stores. Leases on new or relocated stores typically have initial terms of five or ten years and either one or two renewal options. Renewals on existing stores are, on average, approximately three years. This is because we have negotiated significant occupancy cost reductions with shorter terms on many stores due to the recent economic slowdown.

During 2011, approximately 1,000 of our leases are due to expire. This is an increase compared to historical precedent because we negotiated reduced rents with shorter terms during the last two years. In addition to this base of about 1,000 stores, approximately 300 leases as of January 29, 2011 were month-to-month tenancies. Of all the roughly 1,300 expiring or month-to-month leases, approximately 300 have modifications that are pending execution. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume.

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

PLG Retail and PLG Wholesale

We lease all of our PLG stores. Our leases typically have an initial term of up to ten years and may include a renewal option. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume and merchants association fees.

We lease approximately 148,000 square feet of office space at our PLG headquarters building in Lexington, Massachusetts. We also lease approximately 24,000 square feet of call center space in Richmond, Indiana. We lease showroom space to conduct business with wholesale customers, the trade, and media in New York and London totaling 10,000 and 2,600 square feet, respectively.

ITEM 3.	LEGAL PROCEEDINGS

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

There were approximately 9,300 registered holders of the Company’s Common Stock as of January 29, 2011, compared to approximately 9,400 registered holders as of January 30, 2010.

Common Stock and Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the trading symbol PSS. The quarterly intraday price ranges of the common stock in 2010 and 2009 were:

	2010		2009
Fiscal Quarter	High	Low	High	Low

First	$26.65	$18.54	$15.30	$7.11
Second	24.37	14.99	16.74	12.53
Third	17.69	12.41	21.85	13.62
Fourth	21.90	15.07	23.82	18.02
Year	$26.65	$12.41	$23.82	$7.11

Since becoming a public company in 1996, we have not paid a cash dividend on outstanding shares of common stock. We are subject to certain restrictions contained in our senior secured revolving loan facility, the indenture governing our 8.25% senior subordinated notes and our term loan which restrict our ability to pay dividends. We do not currently plan to pay any dividends.

Recent Sales of Unregistered Securities

On May 27, 2010, May 21, 2009, and May 22, 2008, 22,300 shares, 37,937 shares, and 14,136 shares, respectively, were credited to an account under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. In addition, Mr. Ouimet received 3,940 shares on June 30, 2008 as a prorated director’s fee based on his date of election as a director during the year. Each director is permitted to defer receipt of a portion of their compensation including their annual restricted stock grant pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. In the past three years, non-management directors have deferred an aggregate of 67,756 shares under the Deferred Compensation Plan for Non-Management Directors. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transactions by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company (and its affiliated purchasers) of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act, during the quarter ended January 29, 2011:

			Total Number of	Approximate Dollar
		Average	Shares Purchased	Value of Shares
	Total Number	Price	as Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced Plans	Purchased Under the
Period	Purchased(1)	Share	or Programs(3)	Plans or Programs
	(In thousands)		(In thousands)	(In millions)

10/31/10 — 11/27/10	4	$16.92	—	$159.0
11/28/10 — 01/01/11	167	20.61	160	$155.7
01/02/11 — 01/29/11	864	20.40	821	$139.0

Total	1,035	$20.42	981	$139.0	(2)

(1)	Includes an aggregate of approximately 54 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007, our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.

(3)	A portion of these purchases represent share repurchases as a result of consideration from stock option exercises.

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

Comparison of Five Year Cumulative Returns of the Company,
the S&P 500 Index and Peer Group

Investment Value at End of Fiscal Year:

	2005	2006	2007	2008	2009	2010
Collective Brands, Inc.	$100.00	$147.14	$74.07	$44.91	$82.83	$85.19
S&P 500 Index	$100.00	$115.03	$112.92	$68.46	$91.15	$110.53
Peer Group	$100.00	$118.98	$108.42	$68.24	$121.15	$154.92

The graph assumes $100 was invested on January 28, 2006, (the end of fiscal 2005) in Collective Brands, Inc. Common Stock, in the S&P 500 Index, and the Peer Group and assumes the reinvestment of dividends.

Companies comprising the Peer Group are: Gap, Inc., Limited Brands, Inc., V. F. Corporation, Skechers USA, Inc., Timberland Company, Ross Stores, Inc., TJX Companies, Inc., Brown Shoe Company, Inc., Genesco Inc., Shoe Carnival, Inc., Finish Line, Inc., and Foot Locker, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

Our summary consolidated financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K.

	Fiscal Year(1)
	2010	2009	2008	2007(2)(3)(4)	2006
	(Dollars in millions, except per share)

Selected Statements of Earnings (Loss) Data:
Net sales	$3,375.7	$3,307.9	$3,442.0	$3,035.4	$2,796.7
Total cost of sales(5)	2,174.5	2,166.9	2,432.8	2,044.5	1,821.0

Gross margin	1,201.2	1,141.0	1,009.2	990.9	975.7
Selling, general and administrative expenses	1,011.5	982.4	1,007.2	899.4	808.5
Impairment of goodwill(5)	—	—	42.0	—	—
Restructuring charges	—	0.1	0.2	0.2	0.8

Operating profit (loss) from continuing operations	189.7	158.5	(40.2)	91.3	166.4
Interest expense (income), net	48.0	59.7	67.1	32.3	(3.5)
Loss on extinguishment of debt	1.7	1.2	—	—	—

Earnings (loss) from continuing operations before income taxes	140.0	97.6	(107.3)	59.0	169.9
Provision (benefit) for income taxes	17.4	9.4	(48.0)	8.6	39.9

Earnings (loss) from continuing operations	122.6	88.2	(59.3)	50.4	130.0
Earnings (loss) from discontinued operations, net of income taxes(6)	—	0.1	(0.7)	—	(3.4)

Net earnings (loss)	122.6	88.3	(60.0)	50.4	126.6
Net earnings attributable to noncontrolling interests(7)	(9.8)	(5.6)	(8.7)	(7.7)	(4.6)

Net earnings (loss) attributable to Collective Brands, Inc.(7)	$112.8	$82.7	$(68.7)	$42.7	$122.0

Basic earnings (loss) per share from continuing operations
attributable to Collective Brands, Inc. common shareholders	$1.77	$1.29	$(1.08)	$0.66	$1.89
Diluted earnings (loss) per share from continuing operations
attributable to Collective Brands, Inc. common shareholders	$1.75	$1.28	$(1.08)	$0.65	$1.87
Selected Balance Sheet Data:
Working capital	$601.3	$659.2	$556.5	$525.1	$526.3
Property and equipment, net	432.3	464.2	521.4	551.0	421.2
Total assets	2,268.5	2,284.3	2,251.3	2,415.2	1,427.4
Total long-term debt	664.5	849.3	913.2	922.3	202.1
Collective Brands, Inc. shareowners’ equity(8)	822.9	735.2	622.3	702.9	700.1
Selected Other Financial Data:
Capital expenditures	$97.6	$84.0	$129.2	$167.4	$118.6
Present value of operating leases	981.1	1,072.3	1,123.5	1,203.5	1,011.9
Net sales growth, continuing operations	2.0%	(3.9)%	13.4%	8.5%	4.9%
Same-store sales growth, continuing operations(9)	(2.2)%	(2.3)%	(3.6)%	(0.9)%	4.0%
Return on equity, including discontinued operations(10)	15.3%	13.3%	(9.8)%	6.1%	18.7%
Return on net assets, including discontinued operations(10)	9.5%	8.5%	1.8%	8.0%	12.3%
Return on invested capital, continuing operations(11)	10.8%	9.3%	(1.4)%	6.2%	14.5%
Stores open (at year-end)	4,844	4,833	4,877	4,892	4,572

(1)	All years include 52 weeks, except 2006, which includes 53 weeks. The reporting for our operations in the Central and South American Regions uses a December 31 year-end.

(2)	During 2007, we adopted new accounting guidance related to accounting for uncertainty in income taxes. In accordance with the accounting for uncertainty in income taxes recognition standards, we performed a comprehensive review of potential uncertain tax positions and adjusted the carrying amount of the liability for unrecognized tax benefits resulting in a reduction to retained earnings of $11.2 million.

(3)	During 2007, we adopted new defined benefit pension and other postretirement plans accounting guidance. This guidance required us to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income (loss) (“AOCI”) to report the funded status of defined benefit pension and other postretirement benefit plans.

(4)	Beginning in 2007, results include the effects of the acquisitions of PLG (acquired August 17, 2007) and Collective Licensing, Inc. (acquired March 30, 2007) as of the date of those acquisitions.

(5)	In the fourth quarter of 2008, we recorded charges of $42.0 million related to the impairment of goodwill and, as a component of total cost of sales, $88.2 million related to the impairment of our Keds tradename and Stride Rite tradename.

(6)	We exited all Parade, Peru and Chile stores, closed 26 Payless ShoeSource stores and the eliminated approximately 200 management and administrative positions in 2004. During 2006, we exited retail operations in Japan and closed its one store location. The financial results for retail operations in Japan, Parade, Peru, Chile and 26 Payless stores closed in 2004 are classified as discontinued operations for all periods presented.

(7)	Beginning in 2009, we adopted new noncontrolling interest guidance, which requires us to report net earnings at amounts for both the Collective Brands, Inc. and our noncontrolling interests. The impact of this adoption has been retrospectively applied to all years presented.

(8)	During 2006, 2007, 2008, 2009 and 2010 we repurchased $129.3 million (5.0 million shares), $48.4 million (2.4 million shares), $1.9 million (153 thousand shares), $7.6 million (389 thousand shares), and $63.9 million (3.8 million shares) respectively, of common stock under our stock repurchase programs and in connection with our employee stock purchase, deferred compensation and stock incentive plans.

(9)	Same-store sales are presented on a 52 week fiscal basis for all years. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. Our Payless and Stride Rite children’s e-commerce businesses are considered stores in this calculation. PLG stores began to be included in this calculation in fiscal year 2009.

(10)	The Company believes return on equity and return on net assets provide useful information regarding its profitability, financial condition and results of operations.

(11)	The Company uses return on invested capital as a means to measure its efficiency at allocating capital under its control toward profitable investments and the metric is a component of the long-term cash incentive award calculation for certain senior executives.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to — and should be read in connection with — our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report. MD&A includes the following sections:

•	Our Business — a brief description of our business, key 2010 events, and the impact of new federal legislation.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the three years presented in our Consolidated Financial Statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the three years presented in our Consolidated Financial Statements for our four reporting segments: Payless ShoeSource (“Payless”) Domestic, Payless International, Collective Brands Performance + Lifestyle Group (“PLG”) Wholesale and PLG Retail.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — a discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business

Collective Brands, Inc. consists of three lines of business: Payless, PLG and Collective Licensing. We operate a hybrid business model that includes retail, wholesale, licensing, digital commerce, and franchising businesses. Payless is one of the largest footwear retailers in the World. It is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. PLG markets products for children and adults under well-known brand names, including Stride Rite®, Saucony®, Sperry Top-Sider®, and Keds®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.

Our mission is to become the leader in bringing compelling lifestyle, performance and fashion brands for footwear and accessories to consumers worldwide. Our strategy has four strategic themes: consumer connections; powerful brands; operational excellence; and dynamic growth.

We measure the performance of our business using several metrics, but rely primarily on net sales, same-stores sales, operating profit from continuing operations, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), net debt and free cash flow (see “Non-GAAP Financial Measures” in the “Consolidated Review of Operations” section for more details). We also measure the performance of our business using our reporting segments’ net sales and operating profit from continuing operations (see “Reporting Segment Review of Operations” section for more details).

Payless

Over 4,500 retail stores in 24 countries and territories in North America, Central America, South America, Europe, the Middle East and Asia operate under the Payless name. Our North American stores are company-owned, stores in Central and South America are operated as joint ventures and our stores in Europe, the Middle East and Asia are franchised. Our mission is to democratize fashion and design in footwear and accessories. Payless seeks to compete effectively by bringing to market differentiated, trend-right merchandise before mass-market discounters and at the same time as department and specialty retailers but at a more compelling value. Payless sells a broad assortment of quality footwear, including athletic, casual and dress shoes, sandals, work and fashion boots, slippers, and accessories such as handbags and hosiery. Payless stores offer fashionable, quality, branded and private label footwear and accessories for women, men and children at affordable prices in a self-selection shopping format. Stores sell footwear under brand names including Above the Rim®, Airwalk®, American Eagletm, Champion®, Dexter® and Spot-bilt®. Select stores also sell exclusive designer lines of footwear and accessories under names including Christian Siriano for Paylesstm, Lela Rose for Paylesstm, Teeny Toes Lela Rose Collectiontm, Unforgettable Moments by Lela Rosetm, Isabel Toledo for Paylesstm and Silvia Tcherassi for Paylesstm. Payless is comprised of two reporting segments: Payless Domestic and Payless International.

PLG

PLG is one of the leading marketers of high quality men’s, women’s and children’s footwear. PLG has a portfolio of brands that includes Saucony®, Sperry Top-Sider®, and Keds®, addressing different markets within the footwear industry. PLG is predominantly a wholesaler of footwear, selling its products in North America in a wide variety of retail formats including premier department stores, independent shoe stores, value retailers and specialty stores. PLG markets products in countries outside North America through owned operations, independent distributors and licensees. PLG also markets its products directly to consumers by selling footwear through its Stride Rite children’s retail stores, Sperry stores and by selling its brands through outlet stores and through e-commerce. PLG is comprised of two reporting segments: PLG Wholesale and PLG Retail.

Key 2010 Events

In 2010, our business delivered strong earnings growth on a modest sales gain. This was primarily driven by increases in sales and earnings from our PLG Wholesale and Payless International reporting segments. Our PLG Wholesale brands, particularly Sperry Top-Sider and Saucony, have delivered strong growth through refined brand positioning, product innovation, and distribution channel development. Our Payless International growth came primarily from strengthening sales in Latin America and leveraging costs.

Our domestic retail businesses had performance declines in 2010 compared to 2009. Most notably, our Payless Domestic reporting segment sales and operating profit have declined due to external factors as well as company-specific factors. The primary external factor was Payless Domestic’s core urban and ethnic mass-customer base continuing to experience high unemployment. The primary company-specific factor was not maximizing certain footwear trends in the first half of 2010, although we made important progress in the second half of 2010. Similarly, our PLG Retail segment delivered lower financial results through the first half of 2010, but improved sales and operating profit year-over-year in the second half of 2010.

Through the first nine months of 2010, we experienced lower product costs on like-for-like products we procured. As a result, these lower product costs positively impacted our results of operations compared to the same period in 2009. Product costs for like product increased in the fourth quarter of 2010. In the first quarter of 2011, we expect like-product costs to increase in the mid to high single-digit percentage range. By the second quarter 2011, this rate could increase to a high single digit percentage rate versus the prior year period. We are working to mitigate the impact of these expected cost increases by using our size and scale to drive lower costs. We will also rely more heavily on factories outside of China and in more cost-effective locations within China. In the event that we cannot mitigate these costs using these measures or by increasing the selling price of our shoes, our gross margins could be negatively affected.

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

Consolidated Review of Operations

The following discussion summarizes the significant factors affecting consolidated operating results for the fiscal years ended January 29, 2011 (2010), January 30, 2010 (2009), and January 31, 2009 (2008). Each year contains 52 weeks of operating results. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years were as follows:

	52 Weeks Ended
		% of		% of		% of
	2010	Sales	2009	Sales	2008	Sales
	(Dollars in millions, except per share)

Net sales	$3,375.7	100.0%	$3,307.9	100.0%	$3,442.0	100.0%
Cost of sales:
Cost of sales	2,174.5	64.4	2,166.9	65.5	2,344.6	68.1
Impairment of tradenames	—	—	—	—	88.2	2.6

Total cost of sales	2,174.5	64.4	2,166.9	65.5	2,432.8	70.7

Gross margin	1,201.2	35.6	1,141.0	34.5	1,009.2	29.3
Selling, general and administrative expenses	1,011.5	30.0	982.4	29.7	1,007.2	29.3
Impairment of goodwill	—	—	—	—	42.0	1.2
Restructuring charges	—	—	0.1	—	0.2	—

Operating profit (loss) from continuing operations	189.7	5.6	158.5	4.8	(40.2)	(1.2)
Interest expense	48.7	1.4	60.8	1.8	75.2	2.2
Interest income	(0.7)	—	(1.1)	—	(8.1)	(0.2)
Loss on early extinguishment of debt	1.7	—	1.2	—	—	—

Net earnings (loss) from continuing operations before income taxes	140.0	4.2	97.6	3.0	(107.3)	(3.2)
Provision (benefit) for income taxes(1)	17.4	12.4	9.4	9.6	(48.0)	44.7

Net earnings (loss) from continuing operations	122.6	3.6	88.2	2.7	(59.3)	(1.7)
Income (loss) from discontinued operations, net of income taxes	—	—	0.1	—	(0.7)	—

Net earnings (loss)	122.6	3.6	88.3	2.7	(60.0)	(1.7)
Net earnings attributable to noncontrolling interests	(9.8)	(0.3)	(5.6)	(0.2)	(8.7)	(0.3)

Net earnings (loss) attributable to Collective Brands, Inc.	$112.8	3.3%	$82.7	2.5%	$(68.7)	(2.0)%

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:
Earnings (loss) from continuing operations	$1.77		$1.29		$(1.08)
Loss from discontinued operations	—		—		(0.01)

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$1.77		$1.29		$(1.09)

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:
Earnings (loss) from continuing operations	$1.75		$1.28		$(1.08)
Loss from discontinued operations	—		—		(0.01)

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$1.75		$1.28		$(1.09)

Return on sales from continuing operations	3.3%		2.5%		(2.0)%
Return on equity, including discontinued operations(2)	15.3%		13.3%		(9.8)%
Return on net assets, including discontinued operations(3)	9.5%		8.5%		1.8%
Return on invested capital, continuing operations(4)	10.8%		9.3%		(1.4)%

(1)	Percent of sales columns for the provision for income taxes represents effective income tax rates.

(2)	Return on equity is computed as net earnings (loss), including discontinued operations, divided by beginning shareowners’ equity attributable to Collective Brands, Inc. We believe that return on equity provides useful information regarding our profitability, financial condition and results of operations. The increase in return on equity from 2009 to 2010 is primarily due to an increase in net earnings. The increase in return on equity from 2008 to 2009 is primarily due to an increase in net earnings and a decrease in beginning shareowner’s equity attributable to Collective Brands, Inc.

(3)	Return on net assets is computed as net earnings (loss) from continuing operations before income taxes plus discontinued operations, plus the loss on early extinguishment of debt, plus net interest expense and the interest component of operating leases, divided by beginning of year net assets, including present value of operating leases. We believe that return on net assets provides useful information regarding our profitability, financial condition and results of operations. The increase in return on net assets from 2009 to 2010 is primarily due to an increase in net earnings. The increase in return on net assets from 2008 to 2009 is primarily due to an increase in net earnings.

(4)	Return on invested capital is computed as operating profit (loss) from continuing operations, adjusted for income taxes at the applicable effective rate, divided by the average amount of long-term debt and shareowners’ equity. We use return on invested capital as a means to measure our efficiency at allocating capital under our control toward profitable investments. The metric is also a component of the long-term cash incentive award calculation for certain senior executives. The increase in return on invested capital from 2009 to 2010 is primarily due to an increase in operating profit from continuing operations and the impact of the early payoff of debt. The increase in return on invested capital from 2008 to 2009 is primarily due to an increase in operating profit from continuing operations.

Net Earnings (Loss) Attributable to Collective Brands, Inc.

Our 2010 net earnings attributable to Collective Brands, Inc. was $112.8 million, or $1.75 per diluted share compared to 2009 net earnings attributable to Collective Brands, Inc. of $82.7 million, or $1.28 per diluted share. The increase in net earnings attributable to Collective Brands, Inc. was primarily driven by improved gross margins, higher net sales and lower interest expense, partially offset by increased selling, general and administrative expenses.

Our 2009 net earnings attributable to Collective Brands, Inc. was $82.7 million, or $1.28 per diluted share compared to 2008 net loss attributable to Collective Brands, Inc. of $68.7 million, or $1.09 per diluted share. Results for 2008 include $198.9 million of pre-tax charges, which are summarized by reporting segment in the table below:

	Payless	PLG	PLG
	Domestic	Retail	Wholesale	Total
	(In millions)

Impairment of tradenames	$—	$—	$88.2	$88.2
Net litigation expenses	45.1	—	—	45.1
Impairment of goodwill	—	42.0	—	42.0
Tangible asset impairment and other charges	16.8	0.6	2.7	20.1
Costs resulting from the flow through of acquired inventory recorded at fair value	—	3.5	—	3.5

Total	$61.9	$46.1	$90.9	$198.9

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

Net Sales

Net sales at our retail stores are recognized at the time the sale is made to the customer. Net sales for wholesale and e-commerce transactions are recognized when title passes and the risks or rewards of ownership have transferred to the customer, based on the shipping terms. All sales are net of estimated returns and promotional discounts and exclude sales tax.

On December 31, 2008, our licensing agreement with Tommy Hilfiger for adult footwear expired and was not renewed. The aggregate net sales for Tommy Hilfiger adult footwear was $77.0 million in 2008, which was included in the PLG Wholesale reporting segment. We had no such revenues in 2009 or 2010.

With the exception of total net sales, the table below summarizes net sales information for our retail stores for each of the last three fiscal years. Stores operated under franchise agreements are excluded from these calculations. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. Our Payless and Stride Rite children’s e-commerce businesses are considered stores in this calculation. With the exception of total net sales, the percent change for 2008 excludes information from our PLG Retail segment as we owned PLG for only a portion of 2007.

Percent increases (decreases) are as follows:

	2010	2009	2008

Total net sales	2.0%	(3.9)%	13.4%
Same-store sales	(2.2)	(2.3)	(3.6)
Average selling price per unit	0.1	4.1	4.2
Unit volume	(2.4)	(6.2)	(7.3)
Footwear average selling price per unit	1.4	6.1	5.7
Footwear unit volume	(4.8)	(8.8)	(9.2)
Non-footwear average selling price per unit	3.4	5.3	3.0
Non-footwear unit volume	5.6	3.8	0.2

Please refer to the “Reporting Segment Review of Operations” section for the details of the changes in net sales for each of our reporting units.

Total Cost of Sales

Total cost of sales includes cost of merchandise sold and our buying, occupancy, warehousing and product movement costs, as well as depreciation of stores and distribution centers, net intellectual property litigation costs, tangible asset impairment charges and impairment of tradenames.

Total cost of sales was $2,174.5 million for 2010, up 0.4% from $2,166.9 million in 2009. The increase in total cost of sales from 2009 to 2010 is primarily due to the impact of higher sales, offset by lower product costs in China in the first half of the year and lower occupancy costs in 2010 compared to 2009. Product costs were flat in the third quarter of 2010 compared to the third quarter 2009 and were higher in the fourth quarter of 2010 compared to the fourth quarter of 2009.

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

Gross Margin

Gross margin rate for 2010 was 35.6% compared to a gross margin rate of 34.5% for 2009. The increase in gross margin rate is primarily due to lower product costs in the first half of the year and lower occupancy costs. Product costs were flat in the third quarter of 2010 compared to the third quarter 2009 and were higher in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Gross margin rate for 2009 was 34.5%, compared to a gross margin rate of 29.3% for 2008. The increase in gross margin rate in 2009 is primarily due to 2008 pre-tax charges of $88.2 million related to impairment of tradenames (which impacted gross margin rate by 2.6%), $45.1 million related to pre-tax net litigation expenses (which impacted gross margin rate by 1.3%), $13.2 million of pre-tax charges related to tangible asset impairment and other charges (which impacted gross margin rate by 0.4%) and $3.5 million pre-tax costs resulting from the flow through of acquired inventory recorded at fair value purchased in the PLG acquisition (which impacted gross margin rate by 0.1%). The higher gross margin rate in 2009 is also due to lower product costs and higher initial mark-on in 2009 compared to 2008.

Selling, General and Administrative Expenses

In 2010, selling, general and administrative expenses were $1,011.5 million, an increase of 3.0% from $982.4 million in the 2009 period. Selling, general and administrative expenses as a percentage of net sales were 30.0% in 2010 compared with 29.7% in 2009. The increase of 0.3% as a percentage of net sales is primarily due to greater brand-building investments across the business to support wholesale and international expansion, as well as increases in payroll and related costs to facilitate the growth of our PLG business.

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

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. In the fourth quarter of 2008, due to weakening economic conditions combined with weaker than expected holiday sales, we revised our financial projections. These circumstances indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our goodwill to determine if its book value exceeded its fair value. As a result of this update we determined that the book value of our goodwill exceeded its fair value and we recorded an impairment charge of $42.0 million within the PLG Retail reporting segment in 2008. We recorded no such goodwill impairment charges in 2009 or 2010.

Interest Expense, net

Interest income and expense components were:

(Dollars in millions)	2010	2009	2008

Interest expense	$48.7	$60.8	$75.2
Interest income	(0.7)	(1.1)	(8.1)

Interest expense, net	$48.0	$59.7	$67.1

The decline in interest expense in 2010 compared to 2009 is primarily a result of decreased borrowings of $184.0 million on our Term Loan Facility and Senior Subordinated Notes and an average lower rate on our Term Loan Facility. The decline in interest income in 2010 compared to 2009 is primarily a result of lower interest rates on our invested cash balance.

The decline in interest expense in 2009 compared to 2008 is primarily a result of a lower interest rate on the unhedged portion of our Term Loan Facility as well as decreased borrowings on our Revolving Loan Facility, Term Loan Facility and Senior Subordinated Notes. The decline in interest income in 2009 compared to 2008 is primarily a result of lower interest rates on our invested cash balance.

Loss on Early Extinguishment of Debt

In 2010, the loss on early extinguishment of debt relates to the acceleration of deferred debt costs on our Term Loan Facility in proportion to the amounts extinguished. In 2009, the loss on early extinguishment of debt relates to the premium, in excess of par, paid to redeem a portion of our Senior Subordinated Notes, the acceleration of the discount on the Senior Subordinated Notes and the acceleration of deferred debt costs on both our Senior Subordinated Notes and our Term Loan Facility in proportion to the amounts extinguished.

Income Taxes

The effective tax rate from continuing operations was 12.4% in 2010 versus 9.6% in 2009. Our effective tax rates have differed from the U.S. statutory rate principally due to the impact of our operations conducted in jurisdictions with rates lower than the U.S. statutory rate, the benefit of jurisdictional and employment tax credits, favorable adjustments to our income tax reserves due primarily to favorable settlements of examinations by taxing authorities and the on-going implementation of tax efficient business initiatives. See Note 10 of our Consolidated Financial Statements for more information detailing the relative impact of these items on our tax rate on a comparative basis. During fiscal year 2010, we recorded net favorable discrete events of $7.8 million relating primarily to the resolution of outstanding tax audits.

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

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at January 29, 2011 will decrease by up to $36.1 million within the next 12 months due to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in various taxing jurisdictions. To the extent that these tax benefits are recognized, the effective tax rate will be favorably impacted by up to $6.8 million.

At January 29, 2011, deferred tax assets for state and foreign net operating loss carryforwards are $16.5 million, less a valuation allowance of $5.8 million. These net operating loss carryforwards will expire as follows (expiration dates are denoted in parentheses):

(Dollars in millions)	Amount

State operating losses (expiring by 2015)	$0.5
State operating losses (between 2016 and 2020)	0.6
State operating losses (between 2021 and 2025)	2.4
State operating losses (between 2026 and 2030)	2.0
Foreign net operating losses related to recorded assets (carried forward indefinitely)	0.2
Foreign net operating losses related to recorded assets (in 2011)	0.4
Foreign net operating losses related to recorded assets (between 2027 and 2030)	4.6

Total	$10.7

Federal foreign tax credit carryforwards are $26.5 million; $15.6 million of this credit will expire if not utilized by 2018, and the remaining $10.9 million of this credit will expire if not utilized by 2019. Federal general business credit carryforwards are $8.1 million and expire between 2028 and 2030 if not utilized. State income tax credit carryforwards are $14.6 million, less a valuation allowance of $7.3 million. The state tax credit carryforwards related to the recorded assets expire as follows: $2.0 million expires between 2016 and 2020, $0.5 million expires between 2020 and 2030 and $4.8 million may be carried forward indefinitely. The Company has Puerto Rico alternative minimum tax credits of $1.3 million which may be carried forward indefinitely. The Company also has a federal capital loss carryforward of $2.0 million, expiring in 2012, that has been fully reserved with a valuation allowance. See Note 10 of our Consolidated Financial Statements for more information detailing the major components of our net deferred tax liability.

We recorded a valuation allowance against $2.0 million of deferred tax assets arising in 2010. The majority of this valuation allowance relates to net operating losses generated by our Colombian joint venture which commenced operations in 2008 and has not yet established a pattern of profitability.

Our Consolidated Balance Sheet as of January 29, 2011 includes deferred tax assets, net of related valuation allowances, of $158.6 million. In assessing the future realization of these assets, we concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon management’s belief that we will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.

As of January 29, 2011, we have not provided tax on our cumulative undistributed earnings of foreign subsidiaries of approximately $205 million, because it is our intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable. If earnings were distributed, we would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, we would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. We currently anticipate that earnings would not be repatriated unless it was tax efficient to do so.

Net Earnings Attributable to Noncontrolling Interests

Net earnings attributable to noncontrolling interests represent our joint venture partners’ share of net earnings or losses on applicable international operations. The increase in net earnings attributable to noncontrolling interests from 2009 to 2010 is due to increased earnings from our joint ventures. The decrease in net earnings attributable to noncontrolling interests from 2008 to 2009 is due to decreased earnings from our joint ventures.

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

We use Adjusted EBITDA, which is a non-GAAP performance measure, because we believe it reflects the Company’s core operating performance by excluding the impact of the effect of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. The following table presents the reconciliation of net earnings to Adjusted EBITDA:

(Dollars in millions)	2010	2009	2008

Net earnings (loss)	$122.6	$88.3	$(60.0)
(Earnings) loss from discontinued operations, net of tax	—	(0.1)	0.7
Provision (benefit) for income taxes	17.4	9.4	(48.0)
Net interest expense (including loss on early extinguishment of debt)	49.7	60.9	67.1
Depreciation and amortization	135.4	139.9	137.9

Adjusted EBITDA	$325.1	$298.4	$97.7

The increase in Adjusted EBITDA in 2010 compared to 2009 is primarily driven by improvement in gross margin and higher sales, partially offset by an increase in selling, general and administrative expenses.

The increase in Adjusted EBITDA in 2009 compared to 2008 is primarily driven by increases in net earnings as a result of 2008 pre-tax charges totaling $198.9 million related to impairment of tradenames, net litigation expenses, impairment of goodwill, tangible asset impairment and other charges.

We also use free cash flow, which is a non-GAAP performance measure, because we believe it provides useful information about our liquidity, our ability to make investments and to service debt. Free cash flow is defined as cash flow provided by operating activities less capital expenditures. The following table presents our calculation of free cash flow:

(Dollars in millions)	2010	2009	2008

Cash flow provided by operating activities	$271.5	$307.6	$161.1
Less: Capital expenditures	97.6	84.0	129.2

Free cash flow	$173.9	$223.6	$31.9

The decrease in free cash flow in 2010 compared to 2009 is primarily driven by lower cash flow provided by operating activities. The decrease in cash provided by operating activities was driven by changes in the components of working capital due to increases in inventories (primarily due to more units at year-end 2010 versus lower-than-normal units at year-end 2009, a greater mix of higher-cost products at Payless and PLG, and higher costs per unit) and accounts receivable, partially offset by the impact of increases in accounts payable due to the extension of payment terms to our vendors and increases in net earnings.

The increase in free cash flow in 2009 compared to 2008 is primarily driven by higher cash flow provided by operating activities. The increase in cash provided by operating activities was driven by changes in working capital due to reduction in inventories (driven by 2009 promotional activity and inventory reduction initiatives) and increases in accounts payable due to the extension of payment terms to our vendors. These increases were partially offset by decreases in accrued expenses.

Finally, we use net debt, which is a non-GAAP performance measure, because we believe it provides useful information about the relationship between our long-term debt obligations and our cash and cash equivalents balance at a point in time. Net debt is defined as total debt less cash and cash equivalents. The following table presents our calculation of net debt:

(Dollars in millions)	2010	2009	2008

Total debt	$664.5	$849.3	$913.2
Less: cash and cash equivalents	324.1	393.5	249.3

Net debt	$340.4	$455.8	$663.9

The decrease in net debt as of 2010 compared to 2009 was primarily due to our use of operating cash flow to pay down debt in 2010.

The decrease in net debt as of 2009 compared to 2008 was primarily due to an increase in cash and cash equivalents primarily due to an increase in cash from operating activities.

Reporting Segment Review of Operations

We operate our business using four reporting segments: Payless Domestic, Payless International, PLG Retail and PLG Wholesale. We evaluate the performance of our reporting segments based on segment net sales and segment operating profit (loss) from continuing operations as a measure of overall performance of the Company. The following table reconciles reporting segment net sales to consolidated net sales and operating profit (loss) from continuing operations to our consolidated operating profit (loss) from continuing operations for the three years presented in our Consolidated Financial Statements:

(In millions)	2010	2009	2008

Net sales:
Payless Domestic	$2,059.3	$2,153.2	$2,190.7
Payless International	460.3	422.4	444.7
PLG Wholesale	628.4	513.9	591.6
PLG Retail	227.7	218.4	215.0

Net sales	$3,375.7	$3,307.9	$3,442.0

Operating profit (loss) from continuing operations:
Payless Domestic	$75.2	$98.1	$0.9
Payless International	55.6	34.1	51.3
PLG Wholesale	61.7	30.0	(48.8)
PLG Retail	(2.8)	(3.7)	(43.6)

Operating profit (loss) from continuing operations	$189.7	$158.5	$(40.2)

The following table presents the change in store count during 2010 and 2009 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless	Payless	PLG
	Domestic	International	Retail	Total

Fiscal year ended January 29, 2011
Beginning store count	3,827	643	363	4,833
Stores opened	43	42	27	112
Stores closed	(76)	(18)	(7)	(101)

Ending store count	3,794	667	383	4,844

Fiscal year ended January 30, 2010
Beginning store count	3,900	622	355	4,877
Stores opened	29	44	11	84
Stores closed	(102)	(23)	(3)	(128)

Ending store count	3,827	643	363	4,833

Fiscal year ended January 31, 2009
Beginning store count	3,954	598	340	4,892
Stores opened	88	34	26	148
Stores closed	(142)	(10)	(11)	(163)

Ending store count	3,900	622	355	4,877

As of January 29, 2011, we also franchised 62 Payless and eight PLG stores, which are not reflected in the table above.

For the Payless Domestic segment, our store activity plan for fiscal year 2011 includes a net decrease of approximately 40 stores. This includes approximately 25 new stores and 65 store closings. For the Payless International segment, our store activity plan for fiscal year 2011 includes a net increase of approximately 15 stores. This includes approximately 25 new stores and 10 store closings. For the PLG Retail segment, our store activity plan for fiscal year 2011 includes a net increase of approximately 10 stores. This includes approximately 20 new stores and 10 store closings. We review our store activity plan at least on an annual basis.

Payless Domestic Segment Operating Results

The Payless Domestic reporting segment is comprised primarily of operations from our domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless segment for each of the past three fiscal years:

				Percent Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(Dollars in millions)

Net sales	$2,059.3	$2,153.2	$2,190.7	(4.4)%	(1.7)%
Operating profit from continuing operations	$75.2	$98.1	$0.9	(23.3)%	NM*	%
Operating profit from continuing operations as % of net sales	3.7%	4.6%	0.1%

*	Not Meaningful

For the fiscal year 2010, net sales for the Payless Domestic reporting segment decreased 4.4% or $93.9 million, to $2,059.3 million, from 2009. The decrease in net sales from 2009 to 2010 is primarily due to comparable store sales declines driven by weaker economic conditions, lower traffic and fewer stores. These declines were partially offset by gains in fitness footwear and accessories.

For the fiscal year 2009, net sales for the Payless Domestic reporting segment decreased 1.7% or $37.5 million, to $2,153.2 million, from 2008. The decrease in net sales from 2008 to 2009 is primarily due to lower unit sales primarily driven by lower traffic, fewer Payless Domestic stores and weaker economic conditions in the United States, partially offset by increases in average selling prices per unit.

As a percentage of net sales, operating profit from continuing operations decreased to 3.7% for 2010 compared to 4.6% for 2009. The percentage decrease is primarily due to the deleveraging of fixed costs due to lower net sales as well as increased marketing investments.

As a percentage of net sales, operating profit from continuing operations increased to 4.6% for 2009 compared to 0.1% in 2008. The increase is primarily due to 2008 net litigation expenses of $45.1 million, or 2.1% of net sales, and tangible asset impairment and other charges of $16.8 million, or 0.8% of net sales for 2008. The remainder of the increase is due to the impact of lower product costs and higher initial mark-on in 2009 compared to 2008.

Payless International Segment Operating Results

Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands, as well as franchising arrangements under the Payless ShoeSource name. For all years presented, our franchising operations were not significant. As a percent of net sales, operating profit from continuing operations in the Payless International segment is higher than in the Payless Domestic segment primarily due to lower payroll-related expenses.

				Percent Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(Dollars in millions)

Net sales	$460.3	$422.4	$444.7	9.0%	(5.0)%
Operating profit from continuing operations	$55.6	$34.1	$51.3	63.0%	(33.5)%
Operating profit from continuing operations as % of net sales	12.1%	8.1%	11.5%

For the fiscal year 2010, net sales for the Payless International reporting segment increased 9.0% or $37.9 million, to $460.3 million, from 2009. Net sales for the Payless International reporting segment increased due to higher sales in Central and South America, driven by positive comparable store sales and higher store count. Our sales in Canada were impacted by favorable foreign exchange rates of $15.7 million.

For the fiscal year 2009, net sales for the Payless International reporting segment decreased 5.0% or $22.3 million, to $422.4 million, from 2008. The decrease was due to weakening economic conditions and unfavorable foreign exchange rates in Canada in 2009 compared to 2008 and the impact of new taxes and regulation in Ecuador, offset by increased net sales in Colombia due to increased stores.

As a percentage of net sales, operating profit from continuing operations increased to 12.1% for 2010 compared to 8.1% in the for 2009. The percentage increase is primarily due to increased gross margin rates in all regions and the leveraging of fixed costs due to higher net sales.

As a percentage of net sales, operating profit from continuing operations decreased to 8.1% for 2009 compared to 11.5% in the 2008. The decrease was primarily due to decreased gross margin rates in Canada and Puerto Rico primarily due to negative leverage of our fixed costs due to lower net sales, and decreased gross margin rates in South America primarily due to new taxes and regulation in Ecuador.

PLG Wholesale Segment Operating Results

The PLG Wholesale reporting segment is comprised of PLG’s wholesale operations, which primarily includes the Saucony, Sperry, Stride Rite and Keds brands.

On December 31, 2008, our licensing agreement with Tommy Hilfiger for adult footwear expired and was not renewed. The aggregate net sales and operating profit from continuing operations for Tommy Hilfiger adult footwear were $77.0 million and $13.8 million, respectively, for 2008.

				Percent Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(Dollars in millions)

Net sales	$628.4	$513.9	$591.6	22.3%	(13.1)%
Operating profit (loss) from continuing operations	$61.7	$30.0	$(48.8)	105.7%	NM*	%
Operating profit (loss) from continuing operations as % of net sales	9.8%	5.8%	(8.2)%

*	Not Meaningful

For the fiscal year 2010, net sales for the PLG Wholesale reporting segment increased 22.3% or $114.5 million, to $628.4 million, from 2009. The increase in net sales was driven primarily by higher sales for Sperry Top-Sider and Saucony due to increased demand for these brands.

Net sales for the PLG Wholesale reporting segment were $513.9 million for 2009 compared to $591.6 million for 2008. The decrease in net sales is primarily due to the expiration of our Tommy Hilfiger adult footwear license and decreased Keds net sales due to its strategic repositioning. These were offset by increases in net sales for our Saucony brand.

As a percentage of net sales, operating profit from continuing operations increased to 9.8% for 2010 compared to 5.8% in 2009. The percentage increases were primarily due to the leveraging of fixed costs due to higher net sales, offset by higher product, freight and marketing costs.

As a percentage of net sales, operating profit (loss) from continuing operations increased to 5.8% for 2009 compared to a negative 8.2% in the 2008. The increase is primarily due to the impact of the 2008 impairment of tradenames totaling $88.2 million, or 14.9% of net sales, the impact of the expiration of the Tommy Hilfiger adult footwear license totaling $13.8 million, or 2.3% of net sales, and other charges (primarily relating to severance costs) of $2.7 million, or 0.5% of net sales. These were offset by more promotional selling compared to last year.

PLG Retail Segment Operating Results

The PLG Retail reporting segment is comprised of operations from PLG’s owned Stride Rite children’s stores, PLG’s outlet stores, store-in-stores at select Macy’s Department Stores and Sperry Top-Sider stores.

				Percent Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(Dollars in millions)

Net sales	$227.7	$218.4	$215.0	4.3%	1.6%
Operating loss from continuing operations	$(2.8)	$(3.7)	$(43.6)	(24.3)%	NM*	%
Operating loss from continuing operations as % of net sales	(1.2)%	(1.7)%	(20.3)%

*	Not Meaningful

For fiscal year 2010, net sales for the PLG Retail reporting segment increased 4.3% or $9.3 million, to $227.7 million, from 2009. The increase in net sales was due to an increase in the number of stores, offset by lower comparable store sales.

Net sales for the PLG Retail reporting segment were $218.4 million for 2009 compared to $215.0 million for 2008. The increase is primarily due to increased number of stores, partially offset by lower comparable store sales at Stride Rite children’s stores.

As a percentage of net sales, operating loss from continuing operations decreased to 1.2% for 2010 compared to 1.7% for 2009. Operating loss as a percentage of net sales was positively impacted by selling, general and administrative expense improvement initiatives and fewer markdowns.

As a percentage of net sales, operating loss from continuing operations improved to a negative 1.7% for 2009 compared to a negative 20.3% in the 2008. The decrease is primarily due to the impact of the 2008 impairment of goodwill totaling $42.0 million, or 19.5% of net sales, and the 2008 flow through of the acquired inventory write-up to fair value totaling $3.5 million, or 1.6% of net sales. These were offset by greater promotional activity in 2009 compared to 2008.

Liquidity and Capital Resources

Our cash position tends to be higher in June as well as September to October, due primarily to the seasonality of our business, which is impacted by the cash received for sales during Easter and back-to-school, respectively. Our cash position tends to be lowest around February to March when Easter inventories are built-up but not yet sold. Any materially adverse change in customer demand, fashion trends, competitive market forces or customer acceptance of our merchandise mix and retail locations, uncertainties related to the effect of competitive products and pricing, risks associated with foreign global sourcing or economic conditions worldwide could affect our ability to continue to fund our needs from business operations. Internally generated cash flow from operations has been our primary source of cash and we believe projected operating cash flows and current credit facilities will be adequate to fund our working capital requirements, scheduled debt repayments, and to support the development of our short-term and long-term operating strategies. Substantially all of our real estate is financed through operating leases.

We ended 2010 with a cash and cash equivalents balance of $324.1 million, a decrease of $69.4 million from 2009. Our decrease in cash and cash equivalents from 2009 is primarily driven by voluntary early debt repayments, capital expenditures, share repurchases and working capital requirements, primarily inventory, partially offset by an increase in net earnings. Significant sources and (uses) of cash are summarized below:

(Dollars in millions)	2010	2009	2008

Net earnings (loss)	$122.6	$88.3	$(60.0)
Working capital (increases) decreases	(16.8)	64.6	(19.3)
Other operating activities	27.5	11.5	99.5
Depreciation and amortization	138.2	143.2	140.9

Cash flow provided by operating activities	271.5	307.6	161.1

Payments for capital expenditures	(97.6)	(84.0)	(129.2)
Other investing activities	—	(16.2)	1.1

Cash flow used in investing activities	(97.6)	(100.2)	(128.1)

Net (purchases) issuances of common stock	(53.2)	0.6	(0.7)
Payments of debt and deferred financing costs	(185.2)	(67.0)	(9.0)
Net distributions to noncontrolling interests	(7.7)	(0.7)	(1.5)
Issuance of debt	—	2.1	—

Cash flow used in financing activities	(246.1)	(65.0)	(11.2)

Effect of exchange rate changes on cash	2.8	1.8	(5.0)

(Decrease) increase in cash and cash equivalents	$(69.4)	$144.2	$16.8

As of January 29, 2011, our foreign subsidiaries and joint ventures had $194.2 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the United States, those earnings could be subject to United States federal and state income taxes, net of foreign tax credits.

Cash Flow Provided by Operating Activities

Cash flow from operating activities was $271.5 million in 2010 compared to $307.6 million in 2009 and $161.1 million in 2008. The change in cash flow from operations from 2010 compared with 2009 is primarily due to changes in working capital due to increases in inventories and accounts receivable, offset by increases in accounts payable and net earnings. The increase in inventories was driven by more units at year-end 2010, returning them to a more normal year-end level, a greater mix of higher-cost products at Payless and PLG, and higher costs per unit. The increase in accounts receivable was due to revenue growth in our PLG Wholesale reporting segment. The increase in accounts payable is primarily due to the extension of payment terms with our merchandise vendors. All other things equal, any future favorable changes to the accounts payable portion of working capital will only be possible if we have an incremental extension of such terms.

We contributed $1.6 million, $9.5 million and $5.3 million to the PLG pension plan in 2010, 2009, and 2008, respectively. Our contributions in 2011 and beyond will depend upon market conditions, interest rates and other factors and may vary significantly in future years based upon the plan’s funded status. We believe our internal cash flow will finance all of these future contributions.

Cash Flow Used in Investing Activities

In 2010, our capital expenditures totaled $97.6 million. Capital expenditures for new and relocated stores were $24.5 million, capital expenditures to remodel existing stores were $21.1 million, capital expenditures for information technology hardware and systems development were $33.3 million, capital expenditures for supply chain were $4.7 million and capital expenditures for other necessary improvements including corporate expenditures were $14.0 million. We expect that cash paid for capital expenditures during 2011 will be approximately $110 million. We intend to use internal cash flow from operations and available financing from the Revolving Loan Facility, if necessary, to finance all of these capital expenditures.

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

In 2008, our capital expenditures totaled $129.2 million. Capital expenditures for new and relocated stores were $41.4 million, capital expenditures to remodel existing stores were $22.6 million, capital expenditures for information technology hardware and systems development were $27.8 million, capital expenditures for supply chain were $25.0 million and capital expenditures for other necessary improvements including corporate expenditures were $12.4 million.

Cash Flow Used in Financing Activities

The Company has made the following common stock repurchases:

	2010		2009		2008
(Dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares	Dollars	Shares

Stock repurchase program	$59.8	3,626	$6.0	274	$—	—
Employee stock purchase, deferred compensation and stock incentive plans	4.1	208	1.6	115	1.9	153

	$63.9	3,834	$7.6	389	$1.9	153

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

The Term Loan Facility will mature on August 17, 2014. The Term Loan Facility will amortize quarterly in annual amounts of 1.0% of the original amount, reduced ratably by any prepayments, with the final installment payable on the maturity date. The Term Loan Agreement provides for customary mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction. The mandatory prepayment is not required if the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0 to 1.0 at fiscal year end. Based on our leverage ratio as of January 29, 2011, we are not required to make such a mandatory prepayment in 2011. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans.

In 2010, not including our required quarterly payments, we repaid $178.0 million of our outstanding Term Loan Facility balance. In 2009, not including our required quarterly payments, we repaid $18.0 million of our outstanding Term Loan Facility balance. The balance remaining on our Term Loan Facility as of January 29, 2011 was $489.4 million.

On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. The balance of the Term Loan Facility that is hedged under the interest rate swap is $220 million as of the end of 2010, and will be $90 million as of the end of 2011. This derivative instrument is designated as a cash flow hedge for accounting purposes.

The Revolving Loan Facility will mature on August 17, 2012. The Revolving Loan Facility bears interest at LIBOR, plus a variable margin of 0.875% to 1.5%, or the base rate as defined in the agreement governing the Revolving Loan Facility, based upon certain borrowing levels and commitment fees payable on the unborrowed balance of 0.25%. The Revolving Loan Facility will be available as needed for general corporate purposes. The variable interest rate including the applicable variable margin at January 29, 2011, was 1.18%. As of January 29, 2011 the Company’s borrowing base on its Revolving Loan Facility was $288.3 million less $28.6 million in outstanding letters of credit or $259.7 million. We did not have any borrowings on our Revolving Loan Facility at any time during 2010.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Senior Subordinated Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. We may, on any one or more occasions, redeem all or a part of the Notes at the redemption price of 101.375% of their face value through July 31, 2011 and 100.000% of their face value after August 1, 2011, plus accrued and unpaid interest, if any, on the Senior Subordinated Notes redeemed.

In 2009, we redeemed $23.0 million of our outstanding Senior Subordinated Notes. We made no redemptions in 2010. The balance remaining on our Senior Subordinated Notes as of January 29, 2011 was $175.0 million, which is recorded net of a $0.9 million discount.

We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than 4.0 to 1. As of January 29, 2011 our leverage ratio, as defined in our Term Loan Facility agreement, was 1.6 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants for the next twelve months.

The Loan Facilities and the Senior Subordinated Notes contain other various covenants, including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of debt or make certain investments.

Financial Commitments

As of January 29, 2011, the borrowing base available under the $350.0 million Revolving Loan Facility was $259.7 million. To determine the amount that we may borrow, the $288.3 million borrowing base available under the Revolving Loan Facility is reduced by $28.6 million in outstanding letters of credit.

Our financial commitments as of January 29, 2011, are described below:

	Cash Payments Due by Fiscal Year
		Less Than			More Than
	Total	One Year	1-3 Years	3-5 Years	Five Years
	(Dollars in millions)

Senior Subordinated Notes (including unamortized discount)	$175.0	$—	$175.0	$—	$—
Term Loan Facility	489.4	5.0	10.0	474.4	—
Capital-lease obligations (including interest)	1.6	0.1	0.3	0.3	0.9
Operating lease obligations(1)	1,111.6	281.5	413.5	234.0	182.6
Interest on long-term debt(2)	123.9	36.8	69.3	17.8	—
Royalty obligations(3)	83.5	8.6	15.6	13.5	45.8
Pension obligations(4)	83.5	8.2	14.8	16.0	44.5
Service agreement obligations(5)	5.6	1.1	4.5	—	—
Employment agreement obligations(6)	26.8	14.8	12.0	—	—

Total	$2,100.9	$356.1	$715.0	$756.0	$273.8

(1)	We lease substantially all of our stores and are committed to making lease payments over varying lease terms. The operating lease obligations presented represent the total lease obligations due to landlords, including obligations related to closed stores, as well as our obligations related to leases that we have sublet. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of lease obligations includes renewal option periods.

(2)	Interest on long-term debt includes the expected interest payments on our 8.25% Senior Subordinated Notes, the portion of our Term Loan Facility that is fixed at approximately 7.75% under our interest rate swap and the unhedged portion of our Term Loan Facility that varies based on LIBOR rates. The interest rates used for the unhedged portion of our Term Loan Facility were based on our estimate of the forward LIBOR rate curve as of January 29, 2011.

(3)	Our royalty obligations consist of minimum royalty payments for the purchase of branded merchandise.

(4)	Our pension obligations consist of projected pension payments related to our pension plans.

(5)	Our service agreement obligations consist of minimum payments for services that we cannot avoid without penalty.

(6)	Our employment agreement obligations consist of minimum payments to certain of our executives and assume bonus target payouts are met.

Amounts not reflected in the table above:

We issue cancelable purchase orders to various vendors for the purchase of our merchandise. As of January 29, 2011, we had merchandise purchase obligations in the amount of $319.9 million for which we will likely take delivery.

Our liability for unrecognized tax benefits, excluding interest and penalties, is $52.1 million as of January 29, 2011. We are unable to make a reasonably reliable estimate of the amount and period of related future payments on this balance.

Financial Condition Ratios

A summary of key financial information for the periods indicated is as follows:

	2010	2009	2008

Debt-capitalization Ratio*	44.7%	53.6%	59.5%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit, if applicable. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 66.7%, 72.3%, and 76.6%, respectively, for the periods referred to above.

The sequential decrease in the debt-capitalization ratio is primarily due to a lower debt balance as a result of our early extinguishment of debt and an increase in shareowners’ equity due to increased earnings attributable to Collective Brands, Inc.

Critical Accounting Policies

MD&A is based upon our Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and the notes thereto. Actual results may differ from these estimates, and such differences may be material to the Consolidated Financial Statements. We believe that the following critical accounting policies involve a higher degree of judgment or complexity. See the Notes to our Consolidated Financial Statements for a complete discussion of our significant accounting policies.

Inventories

Merchandise inventories in our stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. Prior to shipment to a specific store, inventories are valued at the lower of cost using the FIFO basis, or market. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis, reduced for any permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that is lower than a traditional FIFO cost basis.

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

We make ongoing estimates relating to the net realizable value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we reduce inventory to the estimated net realizable value. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination. We have continually managed these risks in the past and believe we can successfully manage them in the future. However, our revenues and operating margins may suffer if we are unable to effectively manage these risks.

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

Property and equipment are reviewed on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the asset is recoverable. Estimated future cash flows on a store-by-store basis are used to determine if impairment exists. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses and are based upon the stores’ past and expected future performance. To the extent our estimates for revenue growth, gross margin rates, and store expense projections are not realized, we could record an impairment charge.

Defined Benefit Plans

The Company has defined benefit pension plans. One of the plans is frozen and no longer accrues future retirement benefits. Major assumptions used in the accounting for the other employee benefit plan include the discount rate, expected return on plan assets and rate of increase in employee compensation levels. Assumptions are determined based on our data and appropriate market indicators, and are evaluated each year as of the plan’s measurement date. A change in any of these assumptions would have an effect on net periodic pension and post-retirement benefit costs reported in the Consolidated Financial Statements.

We use a cash flow matching approach for determining the appropriate discount rate for the defined benefit pension plan. The approach is derived from U.S. Treasury rates, plus an option-adjusted spread varying by maturity, to derive hypothetical “Aa” corporate bond rates. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change annual expense by approximately $0.2 million. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $0.2 million in the annual expense.

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

Share-based Compensation

We account for share-based awards in accordance with the framework established in the share-based compensation guidance. Share-based compensation is estimated for equity awards at fair value on the grant date. We determine the fair value of equity awards using a binomial model. The binomial model requires various judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

Accounting for Goodwill

We assess goodwill, which is not subject to amortization, for impairment on an annual basis and also at any other date when events or changes in circumstances indicate that the book value of our reporting units may exceed their fair value. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have five reporting units for the purposes of assessing goodwill: Payless Domestic, Payless International, PLG Wholesale, PLG Retail, and Collective Licensing.

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

The fair value of the reporting units is determined using a combined income and market approach. The income approach uses a reporting unit’s projection of estimated cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The market approach may involve use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or a similar line of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. We consider value indications from both the income approach and market approach in estimating the fair value of each reporting unit in our analysis. We also compare the aggregate fair value of our reporting units to our market capitalization plus a control premium at each reporting period.

Management judgment is a significant factor in determining whether an indicator of impairment has occurred. We rely on estimates in determining the fair value of each reporting unit, which include the following critical quantitative factors:

•	Anticipated future cash flows and long-term growth rates for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of long-term growth rates. The projections use our estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. Our projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield, as well as variances in the typical capital structure of marketplace participants in our industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants is used in the weighted average cost of capital analysis. Because the selection of the discount rate is dependent on several variables, it is possible that the discount rate could change from year to year.

Our goodwill balance was $279.8 million as of January 29, 2011. Goodwill is evaluated at the reporting unit level, which may be the same as a reporting segment or a level below a reporting segment. The goodwill balance by reporting segment and reporting unit as of January 29, 2011 is as follows:

Reporting Segment	Reporting Unit	Goodwill Balance
		(In millions)

PLG Wholesale	PLG Wholesale	$239.6
Payless Domestic	Collective Licensing	34.3
Payless Domestic	Payless Domestic	5.9

Total		$279.8

We performed our annual goodwill impairment test in the third quarter of 2010 and concluded that there was no impairment of goodwill. A change in circumstances, a change in strategic direction or a change in the competitive or economic environment could adversely affect the fair value of one or more reporting units in the future.

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

Accounting for Intangible Assets

Indefinite-lived intangible assets are not amortized, but are tested for impairment annually or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Favorable leases, certain tradenames and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Customer relationships are amortized based on the time period over which the benefits of the asset are expected to occur.

Each period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If we were to determine that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. As of January 29, 2011, we had $365.5 million of indefinite-lived tradenames that are not amortized but are assessed for impairment on an annual basis and also at any other date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value.

The impairment test for indefinite-lived tradenames compares each tradename’s fair value to its book value. If the book value of a tradename exceeds its fair value, the tradename is considered impaired and the Company recognizes an impairment charge for the difference. The fair values of our tradenames are determined using either the relief from royalty method or the excess earnings method, which are forms of the income approach. The relief from royalty method is based on the theory that the owner of the tradename is relieved of paying a royalty or license fee for the use of the tradename. The excess earnings method calculates the value of the tradename by discounting its future cash flows.

Management judgment is a significant factor in determining whether an indicator of impairment for tradenames has occurred. We rely on estimates in determining the fair value of each tradename, which include the following critical quantitative factors:

•	Anticipated future revenues and long-term growth rates for each tradename. The relief from royalty approach to determining fair value relies on the timing and estimates of future revenues, including an estimate of long-term growth rates. Our projections of future revenues are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates.

•	Reasonable market royalty rate for each tradename. The relief from royalty approach to determining fair value requires selection of appropriate royalty rates for each tradename. The rates selected depend upon, among other things, licensing agreements involving similar tradenames, historical and forecasted operating profit for each tradename and qualitative factors such as market awareness, history, longevity, and market size.

•	Selection of an appropriate discount rate. The relief from royalty approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in the Company’s industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants is used in the weighted average cost of capital analysis. Because the selection of the discount rate is dependent on several variables, it is possible that the discount rate could change from year to year.

We performed our annual indefinite-lived intangible asset impairment test in the third quarter of 2010 and concluded that there was no impairment of our intangible assets. A 100 basis point decrease in the royalty rate used in determining the fair value of our indefinite-lived tradenames, holding all other variables constant, could result in an impairment of approximately $5 million. Increasing the discount rate 100 basis points or decreasing the projected revenue growth rates 100 basis points would not result in a significant impairment charge.

In future periods, if our goodwill or our indefinite-lived tradenames were to become impaired, the resulting impairment charge could have a material impact on our financial position and results of operations.

Accounting for Derivatives

We participate in interest rate related derivative instruments to manage our exposure on our debt instruments and forward contracts to hedge a portion of certain foreign currency purchases. We record all derivative instruments on the Consolidated Balance Sheet as either assets or liabilities measured at fair value in accordance with the framework established for derivatives and hedging and the framework established for fair value measurements and disclosures. For interest rate contracts, we use a mark-to-market valuation technique based on an observable interest rate yield curve and adjust for credit risk. For foreign currency contracts, we use a mark-to-market valuation technique based on observable foreign currency exchange rates and adjust for credit risk. Changes in the fair value of these derivative instruments are recorded either through net earnings (loss) or as other comprehensive income, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive income and reclassified into earnings in the periods in which earnings are impacted by the hedged item. As of January 29, 2011, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt would impact pretax interest expense by approximately $2.7 million annually or approximately $0.7 million per quarter.

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

New Accounting Standards

See Note 18 of the Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the Revolving Loan Facility at January 29, 2011; however, if we were to borrow against our Revolving Loan Facility, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. As of January 29, 2011, we have hedged $220 million of our Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through May of 2012. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of January 29, 2011, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s Term Loan Facility debt, which totals $269.4 million, would impact pretax interest expense by approximately $2.7 million annually or approximately $0.7 million per quarter.

Foreign Currency Risk

We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the 52 weeks ended January 29, 2011, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows.

A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of January 28, 2011, the last day of trading in our fiscal year, the exchange rate was 6.57 Yuan per U.S. dollar compared to 6.82 Yuan per U.S. dollar at the end of our 2009 fiscal year and 6.85 Yuan per U.S. dollar at the end of our 2008 fiscal year.

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

Management believes that it is essential for the Company to conduct its business affairs in accordance with the highest ethical standards and in conformity with the law. This standard is described in the Company’s code of ethics, which is publicized throughout the Company.

Audit and Finance Committee of the Board of Directors

The Board of Directors, through the activities of its Audit and Finance Committee (the “Committee”), participates in the reporting of financial information by the Company. The Committee meets regularly with management, the internal auditors and the independent registered public accounting firm. The Committee reviewed the scope, timing and fees for the annual audit and the results of the audits completed by the internal auditors and independent registered public accounting firm, including the recommendations to improve certain internal controls and the follow-up reports prepared by management. The independent registered public accounting firm and internal auditors have free access to the Committee and the Board of Directors and attend each regularly scheduled Committee meeting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Collective Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 29, 2011.

Collective Brands, Inc.’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 25, 2011 on our internal control over financial reporting which is included on page 54.

/s/ Matthew E. Rubel Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	/s/ Douglas G. Boessen Division Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Collective Brands, Inc.
Topeka, Kansas

We have audited the internal control over financial reporting of Collective Brands, Inc. and subsidiaries (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2011, of the Company and our report dated March 25, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 25, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of
Collective Brands, Inc.
Topeka, Kansas

We have audited the accompanying consolidated balance sheets of Collective Brands, Inc. and subsidiaries (the “Company”) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of earnings (loss), shareowners’ equity and comprehensive income (loss), and cash flows for each of the three fiscal years in the period ended January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Collective Brands, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 25, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 25, 2011

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
(Dollars in millions, except per share)

	52 Weeks Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net sales	$3,375.7	$3,307.9	$3,442.0
Cost of Sales:
Cost of sales	2,174.5	2,166.9	2,344.6
Impairment of tradenames	—	—	88.2

Total cost of sales	2,174.5	2,166.9	2,432.8

Gross margin	1,201.2	1,141.0	1,009.2
Selling, general and administrative expenses	1,011.5	982.4	1,007.2
Impairment of goodwill	—	—	42.0
Restructuring charges	—	0.1	0.2

Operating profit (loss) from continuing operations	189.7	158.5	(40.2)
Interest expense	48.7	60.8	75.2
Interest income	(0.7)	(1.1)	(8.1)
Loss on early extinguishment of debt	1.7	1.2	—

Net earnings (loss) from continuing operations before income taxes	140.0	97.6	(107.3)
Provision (benefit) for income taxes	17.4	9.4	(48.0)

Net earnings (loss) from continuing operations	122.6	88.2	(59.3)
Earnings (loss) from discontinued operations, net of income taxes	—	0.1	(0.7)

Net earnings (loss)	122.6	88.3	(60.0)
Net earnings attributable to noncontrolling interests	(9.8)	(5.6)	(8.7)

Net earnings (loss) attributable to Collective Brands, Inc.	$112.8	$82.7	$(68.7)

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:
Earnings (loss) from continuing operations	$1.77	$1.29	$(1.08)
Loss from discontinued operations	—	—	(0.01)

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$1.77	$1.29	$(1.09)

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:
Earnings (loss) from continuing operations	$1.75	$1.28	$(1.08)
Loss from discontinued operations	—	—	(0.01)

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$1.75	$1.28	$(1.09)

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	January 29,	January 30,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$324.1	$393.5
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of January 29, 2011 and January 30, 2010 of $6.0 and $5.5, respectively	114.4	95.5
Inventories	531.7	442.9
Current deferred income taxes	30.7	42.1
Prepaid expenses	55.1	48.9
Other current assets	22.2	21.7
Current assets of discontinued operations	—	0.5

Total current assets	1,078.2	1,045.1
Property and Equipment:
Land	6.7	7.0
Property, buildings and equipment	1,444.6	1,403.1
Accumulated depreciation and amortization	(1,019.0)	(945.9)

Property and equipment, net	432.3	464.2
Intangible assets, net	428.4	445.5
Goodwill	279.8	279.8
Deferred income taxes	10.1	6.5
Other assets	39.7	43.2

Total Assets	$2,268.5	$2,284.3

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$5.1	$6.9
Accounts payable	287.4	195.9
Accrued expenses	184.4	181.8
Current liabilities of discontinued operations	—	1.3

Total current liabilities	476.9	385.9
Long-term debt	659.4	842.4
Deferred income taxes	65.4	65.5
Other liabilities	212.4	226.3
Noncurrent liabilities of discontinued operations	—	0.3
Commitments and contingencies (Note 16)
Equity:
Collective Brands, Inc. shareowners’ equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 75,000,000 and 88,130,874 shares issued in 2010 and 2009, respectively; 61,466,038 and 64,155,911 shares outstanding in 2010 and 2009, respectively	0.7	0.9
Treasury stock, $.01 par value; 13,533,962 and 23,974,963 shares in 2010 and 2009, respectively	(0.1)	(0.2)
Additional paid-in-capital	(2.5)	34.7
Retained earnings	834.9	722.1
Accumulated other comprehensive loss, net of income taxes	(10.1)	(22.3)

Collective Brands, Inc. shareowners’ equity	822.9	735.2
Noncontrolling interests	31.5	28.7

Total equity	854.4	763.9

Total Liabilities and Equity	$2,268.5	$2,284.3

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	Collective Brands, Inc. Shareowners’
	Outstanding		Additional		Accumulated Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Interests	Equity	Income (Loss)
	(Dollars in millions, shares in thousands)

Balance at February 2, 2008	63,753	$0.7	$—	$708.1	$(5.9)	$17.2	$720.1
Net (loss) earnings	—	—	—	(68.7)	—	8.7	(60.0)	$(60.0)
Translation adjustments	—	—	—	—	(18.9)	(0.7)	(19.6)	(19.6)
Net change in fair value of derivative, net of taxes of $0.8 (Note 5)	—	—	—	—	1.2	—	1.2	1.2
Changes in unrecognized amounts of pension benefits, net of taxes of $7.1 (Note 7)	—	—	—	—	(12.0)	—	(12.0)	(12.0)
Issuances of common stock under stock plans	433	—	1.2	—	—	—	1.2
Purchases of common stock	(153)	—	(1.9)	—	—	—	(1.9)
Amortization of unearned nonvested shares	—	—	11.1	—	—	—	11.1
Stock option expense	—	—	9.5	—	—	—	9.5
Restricted stock cancellation	(308)	—	(2.1)	—	—	—	(2.1)
Contributions from noncontrolling interests	—	—	—	—	—	4.6	4.6
Distributions to noncontrolling interests	—	—	—	—	—	(6.1)	(6.1)

Comprehensive loss								(90.4)
Comprehensive income attributable to noncontrolling interests								(8.0)

Comprehensive loss attributable to Collective Brands, Inc.								(98.4)

Balance at January 31, 2009	63,725	0.7	17.8	639.4	(35.6)	23.7	646.0

Net earnings	—	—	—	82.7	—	5.6	88.3	88.3
Translation adjustments	—	—	—	—	8.0	0.1	8.1	8.1
Net change in fair value of derivatives, net of taxes of $2.2 (Note 5)	—	—	—	—	3.9	—	3.9	3.9
Changes in unrecognized amounts of pension benefits, net of taxes of $0.3 (Note 7)	—	—	—	—	1.4	—	1.4	1.4
Issuances of common stock under stock plans	882	—	8.2	—	—	—	8.2
Purchases of common stock	(389)	—	(7.6)	—	—	—	(7.6)
Amortization of unearned nonvested shares	—	—	5.4	—	—	—	5.4
Stock option expense	—	—	10.9	—	—	—	10.9
Restricted stock cancellation	(62)	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	5.5	5.5
Distributions to noncontrolling interests	—	—	—	—	—	(6.2)	(6.2)

Comprehensive income								101.7
Comprehensive income attributable to noncontrolling interests								(5.7)

Comprehensive income attributable to Collective Brands, Inc.								$96.0

Balance at January 30, 2010	64,156	$0.7	$34.7	$722.1	$(22.3)	$28.7	$763.9

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREOWNERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)  — (Continued)

	Collective Brands, Inc. Shareowners’
	Outstanding		Additional		Accumulated Other	Non-
	Common Stock		Paid-in	Retained	Comprehensive	Controlling	Total	Comprehensive
	Shares	Dollars	Capital	Earnings	Income (Loss)	Interests	Equity	Income (Loss)
	(Dollars in millions, shares in thousands)

Balance at January 30, 2010	64,156	$0.7	$34.7	$722.1	$(22.3)	$28.7	$763.9
Net earnings	—	—	—	112.8	—	9.8	122.6	$122.6
Translation adjustments	—	—	—	—	6.2	0.7	6.9	6.9
Net change in fair value of derivatives, net of taxes of $2.7 (Note 5)	—	—	—	—	5.0	—	5.0	5.0
Changes in unrecognized amounts of pension benefits, net of taxes of $0.7 (Note 7)	—	—	—	—	1.0	—	1.0	1.0
Issuances of common stock under stock plans	1,183	—	10.7	—	—	—	10.7
Purchases of common stock	(3,834)	(0.1)	(63.8)	—	—	—	(63.9)
Amortization of unearned nonvested shares	—	—	7.9	—	—	—	7.9
Stock option expense	—	—	8.0	—	—	—	8.0
Restricted stock cancellation	(39)	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	3.1	3.1
Distributions to noncontrolling interests	—	—	—	—	—	(10.8)	(10.8)

Comprehensive income								135.5
Comprehensive income attributable to noncontrolling interests								(10.5)

Comprehensive income attributable to Collective Brands, Inc.								$125.0

Balance at January 29, 2011	61,466	$0.6	$(2.5)	$834.9	$(10.1)	$31.5	$854.4

Outstanding common stock is net of shares held in treasury and is presented net of treasury stock of $0.1 million in 2010 and $0.2 million in 2009 and 2008, respectively. Treasury stock is accounted for using the par value method. Treasury share activity for the last three years is summarized below:

	2010	2009	2008
	(Shares in thousands)

Balance, beginning of year	23,975	24,406	24,378
Issuances of common stock:
Stock options, employee stock purchases and stock appreciation rights	(625)	(507)	(79)
Deferred compensation plan	—	(5)	(12)
Net restricted stock grants	(519)	(308)	(34)

	(1,144)	(820)	(125)

Purchases of common stock	3,834	389	153

Retirement of Treasury Stock	(13,131)	—	—

Balance, end of year	13,534	23,975	24,406

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in millions)

Operating Activities:
Net earnings (loss)	$122.6	$88.3	$(60.0)
(Earnings) loss from discontinued operations, net of income taxes	—	(0.1)	0.7
Adjustments for non-cash items included in net earnings (loss):
Loss on impairment and disposal of assets	12.2	11.8	25.6
Impairment of goodwill and indefinite-lived tradenames	—	—	130.2
Depreciation and amortization	138.2	143.2	140.9
Provision for losses on accounts receivable	2.0	2.9	3.4
Share-based compensation expense	16.6	16.4	20.7
Deferred income taxes	4.2	3.8	(75.2)
Loss on extinguishment of debt	1.7	1.2	—
Other, net	—	(0.1)	(0.5)
Changes in working capital:
Accounts receivable	(20.7)	0.6	(15.3)
Inventories	(86.7)	53.2	(29.4)
Prepaid expenses and other current assets	(7.5)	15.2	35.8
Accounts payable	92.2	20.2	(23.4)
Accrued expenses	5.9	(24.6)	13.0
Changes in other assets and liabilities, net	(7.6)	(15.2)	0.2
Contributions to pension plans	(1.6)	(9.5)	(5.3)
Net cash provided by (used in) discontinued operations	—	0.3	(0.3)

Cash flow provided by operating activities	271.5	307.6	161.1

Investing Activities:
Capital expenditures	(97.6)	(84.0)	(129.2)
Proceeds from sale of property and equipment	—	2.8	1.1
Intangible asset additions	—	(19.0)	—

Cash flow used in investing activities	(97.6)	(100.2)	(128.1)

Financing Activities:
Proceeds from notes payable	—	0.9	—
Repayment of notes payable	—	(0.9)	—
Proceeds from issuance of debt	—	1.2	—
Repayment of debt	(185.2)	(66.1)	(8.9)
Proceeds from revolving loan facility	—	—	215.0
Repayment of revolving loan facility	—	—	(215.0)
Payment of deferred financing costs	—	—	(0.1)
Issuances of common stock	10.7	8.2	1.2
Purchases of common stock	(63.9)	(7.6)	(1.9)
Contributions by noncontrolling interests	3.1	5.5	4.6
Distribution to noncontrolling interests	(10.8)	(6.2)	(6.1)

Cash flow used in financing activities	(246.1)	(65.0)	(11.2)

Effect of exchange rate changes on cash	2.8	1.8	(5.0)

(Decrease) increase in cash and cash equivalents	(69.4)	144.2	16.8
Cash and cash equivalents, beginning of year	393.5	249.3	232.5

Cash and cash equivalents, end of year	$324.1	$393.5	$249.3

Supplemental cash flow information:
Interest paid	$47.6	$60.1	$69.1
Income taxes paid	$15.7	$14.3	$7.4
Non-cash investing and financing activities:
Accrued capital additions	$12.4	$13.1	$16.7

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2010, 2009 and 2008 ended on January 29, 2011, January 30, 2010, and January 31, 2009, respectively. Fiscal years 2010, 2009, and 2008 contain 52 weeks of results. References to years in these financial statements and notes relate to fiscal years rather than calendar years.

Use of Estimates

Management makes estimates and assumptions that affect the amounts reported within the Consolidated Financial Statements. Actual results could differ from these estimates.

Net Sales

Net sales (“sales”) for transactions at the Company’s retail stores are recognized at the time the sale is made to the customer. Sales for wholesale and e-commerce transactions are recognized when title passes and the risks or rewards of ownership have transferred to the customer based on the shipping terms, the price is fixed and determinable, and collectibility is reasonably assured. All sales are net of estimated returns, promotional discounts and exclude sales tax.

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Rent Expense

Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of straight-line rent expense includes renewal option periods. Also, landlord-provided tenant improvement allowances are recorded in other liabilities and amortized as a credit to rent expense over the term of the lease. Substantially all rental expense is recorded in cost of sales on the Consolidated Statement of Earnings (Loss).

Pre-Opening Expenses

Costs associated with the opening of new stores are expensed as incurred and are recorded in cost of sales.

Advertising Costs

Advertising costs and sales promotion costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising and sales promotion costs of $159.2 million, $145.5 million and $160.9 million in 2010, 2009 and 2008, respectively.

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

Share-Based Compensation Expense

Compensation expense associated with share-based awards is recognized over the requisite service period, which is the period between the grant date and the award’s stated vesting date. Share-based awards are expensed under the straight-line attribution method, with the exception of market or performance-based awards that are expensed under the tranche specific attribution method. With the exception of market-based awards, the actual expense recognized over the vesting period will be based on only those shares that vest. The amount of share-based compensation recognized during a period is based on the value of the portion of the awards that are expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. This analysis is evaluated quarterly and the forfeiture rate is adjusted as necessary.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s estimate of uncertainty in income taxes is based on the framework established in the accounting for income taxes guidance. This guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company includes its reserve for unrecognized tax benefits, as well as related accrued penalties and interest, in other long term liabilities on its Consolidated Balance Sheets and in the provision for income taxes in its Consolidated Statements of Earnings (Loss).

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

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $13.5 million and $12.3 million for the settlement of credit card transactions are included in cash and cash equivalents as of January 29, 2011, and January 30, 2010, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

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

Inventories

Merchandise inventories in the Company’s stores are valued by the retail method and are stated at the lower of cost, determined using the first-in, first-out (“FIFO”) basis, or market. The retail method is widely used in the retail industry due to its practicality. Under the retail method, cost is determined by applying a calculated cost-to-retail ratio across groupings of similar items, known as departments. As a result, the retail method results in an averaging of inventory costs across similar items within a department. The cost-to-retail ratio is applied to ending inventory at its current owned retail valuation to determine the cost of ending inventory on a department basis. Current owned retail represents the retail price for which merchandise is offered for sale on a regular basis, reduced for any

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

permanent or clearance markdowns. As a result, the retail method normally results in an inventory valuation that approximates a traditional FIFO cost basis.

Wholesale inventories are valued at the lower of cost or market using the FIFO method.

The Company makes ongoing estimates relating to the net realizable value of inventories, based upon its assumptions about future demand and market conditions. If the Company’s estimate of the net realizable value of its inventory is less than the cost of the inventory recorded on its books, a reduction to the estimated net realizable value is recorded. If changes in market conditions result in an increase in the estimated net realizable value of the Company’s inventory above its previous estimate, such recoveries would be recognized as the related goods are sold.

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

Buildings	10 to 30 years
Leasehold improvements	the lesser of 10 years or the remaining expected lease term that is reasonably assured (which may exceed the current non-cancelable term)
Furniture, fixtures and equipment	2 to 10 years
Property under capital lease	10 to 30 years

The following is a summary of the components of property and equipment:

(Dollars in millions)	2010	2009

Buildings and leasehold improvements	$711.6	$712.8
Furniture, fixtures and equipment	677.6	656.7
Projects in progress	55.4	33.6

	$1,444.6	$1,403.1

Depreciation expense for 2010, 2009 and 2008 was $119.5 million, $121.5 million and $116.9 million, respectively.

Property and equipment are reviewed for recoverability on a store-by-store basis if an indicator of impairment exists to determine whether the carrying amount of the assets is recoverable. Undiscounted estimated future cash flows are used to determine if impairment exists. If impairment exists, the Company uses discounted cash flows to calculate impairment. The Company uses current operating results and historical performance to estimate future cash flows on a store-by-store basis. Total impairment charges related to assets held and used were $8.8 million, $6.0 million, and $18.1 million in 2010, 2009 and 2008, respectively. These charges are included in cost of sales within the Consolidated Statement of Earnings (Loss). Of the $8.8 million impairment charge in 2010, $6.3 million is included in the Payless Domestic reporting segment, $1.4 million is included in the PLG Retail reporting segment and $1.1 million is included in the Payless International reporting segment.

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

Foreign Currency Translation

Local currencies are the functional currencies for most foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive income (loss) and are included as a separate component of shareowners’ equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange. As of fiscal year-end 2010, 2009 and 2008, cumulative translation adjustments included in accumulated other comprehensive income (loss) were $19.7 million, $12.8 million and $4.8 million, respectively. The Company has recorded foreign currency transaction gains (losses) of ($0.3) million, $0.5 million and ($3.4) million in the Consolidated Statement of Earnings (Loss) in fiscal years 2010, 2009 and 2008, respectively.

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

The Company’s ARO liability as of January 29, 2011 and January 30, 2010 was $8.1 million and $8.2 million, respectively, and was recorded in other long-term liabilities on its Consolidated Balance Sheets. There were no significant liabilities incurred, liabilities settled, nor accretion expense as of January 29, 2011 and January 30, 2010.

Accounting for Franchise Arrangements

The Company grants franchisees the right to develop and operate stores within a defined geographic area in exchange for royalty payments. Royalties are recognized when they are earned and become receivable from the franchisee. There were no significant royalties received as of January 29, 2011 and January 30, 2010.

Company-Owned Life Insurance

The Company owns various life insurance policies for certain associates. These Company-Owned Life Insurance (“COLI”) policies are recorded at their net cash surrender values as of each balance sheet date. Changes in the net cash surrender value during the period are recorded in selling, general and administrative expenses. The

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not record deferred tax balances related to cash surrender value gains or losses as it has the intent to hold these policies until maturity. The total amounts related to the Company’s investments in COLI policies, included in other assets in the Consolidated Balance Sheet as of January 29, 2011 and January 30, 2010, were $21.6 million and $19.8 million, respectively.

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

The estimate of fair value is highly subjective and requires significant judgment related to the estimate of the magnitude and timing of future reporting unit cash flows. If the Company determines that the estimated fair value of any reporting unit is less than the reporting unit’s carrying value, then it will recognize an impairment charge. As of January 29, 2011, the Company’s goodwill balance was $279.8 million.

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

The estimate of fair value is highly subjective and requires significant judgment. If the Company determines that the estimated fair value of any intangible asset is less than the reporting unit’s carrying value, then it will recognize an impairment charge. The Company’s intangible assets’ book value, net of amortization, was $428.4 million as of January 29, 2011.

Derivatives

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments and forward contracts to hedge a portion of certain foreign currency purchases. The Company records all derivative instruments on the Consolidated Balance Sheet as either assets or liabilities measured at fair value in

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Contingencies

The Company is involved in various legal proceedings that arise from time to time in the ordinary course of business. Except for income tax contingencies, it records accruals for contingencies to the extent that it concludes that their occurrence is probable and that the related liabilities are estimable and it records anticipated recoveries under existing insurance contracts when assured of recovery. The Company considers many factors in making these assessments, including the progress of the case, opinions or views of legal counsel, prior case law, the experience of the Company or other companies in similar cases, and its intent on how to respond. Because litigation and other contingencies are inherently unpredictable and excessive verdicts do occur, these assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

Note 2 —	Quarterly Results (Unaudited)

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

	2010
Quarter	First	Second	Third	Fourth	Year
	(Dollars in millions, except per share)

Net sales	$878.8	$841.3	$881.8	$773.8	$3,375.7
Gross margin	336.7	289.1	329.2	246.2	1,201.2
Net earnings (loss)	56.0	22.0	50.2	(5.6)	122.6
Net earnings attributable to noncontrolling interests	(1.8)	(0.9)	(2.6)	(4.5)	(9.8)

Net earnings (loss) attributable to Collective Brands, Inc.	$54.2	$21.1	$47.6	$(10.1)	$112.8

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)	$0.84	$0.33	$0.75	$(0.16)	$1.77

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)	$0.83	$0.32	$0.75	$(0.16)	$1.75

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009
Quarter	First	Second	Third	Fourth	Year
	(Dollars in millions, except per share)

Net sales	$862.9	$836.3	$867.0	$741.7	$3,307.9
Gross margin	309.8	275.7	311.8	243.7	1,141.0
Net earnings (loss) from continuing operations	38.3	18.8	38.2	(7.1)	88.2
(Loss) earnings from discontinued operations, net of income taxes	(0.1)	—	(0.1)	0.3	0.1
Net earnings attributable to noncontrolling interests	(0.2)	(0.1)	(1.2)	(4.1)	(5.6)

Net earnings (loss) attributable to Collective Brands, Inc.	$38.0	$18.7	$36.9	$(10.9)	$82.7

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)
Earnings (loss) from continuing operations	$0.59	$0.29	$0.58	$(0.18)	$1.29
Loss from discontinued operations	—	—	—	0.01	—

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$0.59	$0.29	$0.58	$(0.17)	$1.29

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)
Earnings (loss) from continuing operations	$0.59	$0.29	$0.57	$(0.18)	$1.28
Loss from discontinued operations	—	—	—	0.01	—

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders	$0.59	$0.29	$0.57	$(0.17)	$1.28

(1)	Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Intangible Assets and Goodwill

The following is a summary of the Company’s intangible assets:

	January 29,	January 30,
	2011	2010
	(Dollars in millions)

Intangible assets subject to amortization:
Favorable lease rights:
Gross carrying amount	$24.8	$30.4
Less: accumulated amortization	(19.8)	(22.2)

Carrying amount, end of period	5.0	8.2

Customer relationships:
Gross carrying amount	74.2	76.3
Less: accumulated amortization	(45.2)	(36.5)

Carrying amount, end of period	29.0	39.8

Trademarks and other intangible assets:
Gross carrying amount	38.5	38.5
Less: accumulated amortization	(9.6)	(6.5)

Carrying amount, end of period	28.9	32.0

Total carrying amount of intangible assets subject to amortization	62.9	80.0
Indefinite-lived trademarks	365.5	365.5

Total intangible assets	$428.4	$445.5

Amortization expense on intangible assets is as follows:

	52 Weeks Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in millions)

Amortization expense on intangible assets	$16.2	$19.5	$21.8

The Company expects amortization expense for the next five years to be as follows (in millions):

Year	Amount

2011	$13.6
2012	11.2
2013	9.6
2014	8.2
2015	5.9

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the carrying amount of goodwill, by reporting segment:

	Payless	PLG
	Domestic	Wholesale	Consolidated
	(Dollars in millions)

Balance as of January 31, 2009	$40.2	$241.4	$281.6
Adjustment to PLG purchase price allocation	—	(1.8)	(1.8)

Balance as of January 30, 2010	$40.2	$239.6	$279.8

Goodwill Adjustments	—	—	—

Balance as of January 29, 2011	$40.2	$239.6	$279.8

The Company’s accumulated goodwill impairment as of January 29, 2011 was $42.0 million and related to the goodwill that previously existed on the PLG Retail reporting segment.

Note 4 —	Long-term Debt

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

The Term Loan Facility matures on August 17, 2014. The Term Loan Facility amortizes quarterly in annual amounts of 1.0% of the original amount, reduced ratably by any prepayments, with the final installment payable on the maturity date. The Term Loan Agreement provides for mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction. The mandatory prepayment is not required if the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0 to 1.0 at fiscal year end. Based on the Company’s leverage ratio as of January 29, 2011, it is not required to make such a mandatory prepayment in 2011. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans.

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

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. Under the terms of the note covenants the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption price of 101.375% of its face value through July 31, 2011 and 100.000% of its face value after August 1, 2011, plus accrued and unpaid interest, if any, on the Notes redeemed.

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

Long-term debt and capital-lease obligations were:

	2010	2009
	(Dollars in millions)

Term Loan Facility(1)	$489.4	$673.4
Senior Subordinated Notes(2)	174.1	173.7
Revolving Loan Facility(3)	—	—
Capital-lease obligations	1.0	1.0
Other	—	1.2

Total debt	664.5	849.3
Less: current maturities of long-term debt	5.1	6.9

Long-term debt	$659.4	$842.4

(1)	As of January 29, 2011 and January 30, 2010, the fair value of the Company’s Term Loan was $489.4 million, and $653.2 million, respectively, based on market conditions and perceived risks as of those dates.

(2)	As of January 29, 2011 and January 30, 2010, the fair value of the Company’s senior subordinated notes was $177.8 million and $178.5 million, respectively, based on trading activity as of those dates.

(3)	As of January 29, 2011, the Company’s borrowing base on its revolving loan facility was $288.3 million less $28.6 million in outstanding letters of credit, or $259.7 million. The variable interest rate, including the applicable variable margin at January 29, 2011, was 1.18%.

Future debt maturities as of January 29, 2011 are as follows:

	Senior
	Subordinated	Term Loan	Capital-Lease
	Notes	Facility	Obligations	Total
	(Dollars in millions)

2011	$—	$5.0	$0.1	$5.1
2012	—	5.0	0.1	5.1
2013	175.0	5.0	0.1	180.1
2014	—	474.4	0.1	474.5
2015	—	—	0.1	0.1
Thereafter	—	—	0.5	0.5

Total	$175.0	$489.4	$1.0	$665.4

Note 5 —	Derivatives

The Company has entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million Term Loan Facility (“interest rate contract”). The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of January 29, 2011, the Company has hedged $220 million of its Term Loan Facility.

The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mature over a series of dates through October 2011. As of January 29, 2011, the Company has hedged $22.1 million of its forecasted foreign currency purchases.

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

	Location on	Fair Value
	Consolidated	January 29,	January 30,
	Balance Sheet	2011	2010
		(Dollars in millions)

Interest rate contract	Other liabilities	$1.3	$5.4
Interest rate contract	Accrued expenses	$6.1	$10.0
Foreign currency contracts	Accrued expenses	$0.4	$0.1
Foreign currency contracts	Other current assets	$0.1	$0.1

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

	Loss Recognized in
	AOCI on Derivative			Loss Reclassified from AOCI into Earnings
	52 Weeks Ended		Location on Consolidated	52 Weeks Ended
	January 29,	January 30,	Statement of Earnings	January 29,	January 30,
	2011	2010	(Loss)	2011	2010
	(Dollars in millions)

Interest rate contract	$(2.2)	$(5.6)	Interest expense	$(7.5)	$(9.5)
Foreign currency contracts	$(0.7)	$(0.6)	Cost of sales	$(0.4)	$(0.6)

The Company expects approximately $6.1 million of the fair value of the interest rate contract and $0.3 million of the fair value of the foreign currency contracts recorded in AOCI to be recognized in earnings during the next 12 months. This amount may vary based on changes to LIBOR and foreign currency exchange rates.

Note 6 —	Fair Value Measurements

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis (not including the Company’s pension plan assets). The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
	Quoted Prices in	Significant	Significant
	Active Markets	Observable Other	Unobservable Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total Fair Value
	(Dollars in millions)

As of January 29, 2011
Financial assets:
Money market funds	$174.8	$—	$—	$174.8
Foreign currency contracts(2)	$—	$0.1	$—	$0.1
Financial liabilities:
Interest rate contract(1)	$—	$7.4	$—	$7.4
Foreign currency contracts(2)	$—	$0.4	$—	$0.4
As of January 30, 2010
Financial assets:
Money market funds	$301.3	$—	$—	$301.3
Foreign currency contracts(2)	$—	$0.1	$—	$0.1
Financial liabilities:
Interest rate contract(1)	$—	$15.4	$—	$15.4
Foreign currency contracts(2)	$—	$0.1	$—	$0.1

(1)	The fair value of the interest rate contract is determined using a mark-to-market valuation technique based on an observable interest rate yield curve and adjusting for credit risk.

(2)	The fair value of the foreign currency contracts are determined using a mark-to-market technique based on observable foreign currency exchange rates and adjusting for credit risk.

Note 7 —	Pension Plans

The Company has a pension plan that covers a select group of management employees (“Payless Plan”), a pension plan that covers certain PLG employees (“PLG Plan”), and a pension plan that covers certain employees in Asia (“Asia Plan”). To calculate pension expense, the Company uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually by management for reasonableness. The measurement date used for these plans for the 2010 actuarial valuation was January 29, 2011.

Payless Plan

The Payless Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in AOCI are the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Unrecognized
	Prior Service	Unrecognized
	Cost	Losses/(Gains)	Total AOCI
	(Dollars in millions)

Reconciliation of accumulated other comprehensive income:
Amount at January 30, 2010	$8.6	$13.3	$21.9
Amortization recognized	1.6	3.5	5.1
New amounts recognized	—	2.9	2.9

Amount at January 29, 2011	$7.0	$12.7	$19.7

The amount of unrecognized loss and prior service cost included in AOCI and expected to be recognized in net periodic benefit cost during fiscal year 2011 is $1.5 million and $1.6 million, respectively.

The following information provides a summary of the funded status of the plan, amounts recognized in the Consolidated Balance Sheets, and major assumptions used to determine these amounts:

	2010	2009
	(Dollars in millions)

Change in projected benefit obligation:
Obligation at beginning of year	$46.6	$40.1
Service cost	0.8	0.6
Interest cost	1.8	2.5
Actuarial loss	3.0	6.6
Settlement distribution	(7.2)	—
Benefits paid	(2.5)	(3.2)

Obligation at end of year	$42.5	$46.6

Assumptions:
Discount rate	4.50%	5.00%
Salary increases	4.0%	4.0%

As the plan is unfunded, the total benefit obligation at the end of each fiscal year is recognized as a liability on the Consolidated Balance Sheet. Of the $42.5 million liability recognized as of January 29, 2011, $4.8 million is recorded in accrued expenses and $37.7 million is recorded in other liabilities. The accumulated benefit obligation as of January 29, 2011 and January 30, 2010 was $38.6 million and $42.5 million, respectively.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit costs for the plan were:

	2010	2009	2008
	(Dollars in millions)

Components of pension expense:
Service cost	$0.8	$0.6	$0.4
Interest cost	1.8	2.5	2.4
Amortization of prior service cost	1.6	1.6	1.6
Amortization of actuarial loss	1.3	0.5	0.7
Amount recognized due to settlement	2.2	—	—

Total	$7.7	$5.2	$5.1

Assumptions:
Discount rate	5.00%	6.50%	6.50%
Salary increases	4.0%	4.0%	4.0%

Estimated future benefit payments for the next five years and the aggregate amount for the following five years for this plan are:

(Dollars in millions)

2011	$4.8
2012	3.6
2013	3.8
2014	3.9
2015	3.9
2016-2020	19.6

PLG Plan

The PLG Plan is a noncontributory defined benefit pension plan, which no longer accrues future benefits, that covers certain eligible PLG associates. Prior to the freezing of the plan, eligible PLG associates accrued pension benefits at a fixed unit rate based on the associate’s service and compensation.

Included in AOCI are the following amounts that have not yet been recognized in net periodic pension cost:

(Dollars in millions)

Amount at January 31, 2010	$20.4
Amortization recognized	(1.3)
New amounts recognized	1.5

Amount at January 29, 2011	$20.6

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about PLG’s defined benefit pension plan:

	2010	2009
	(Dollars in millions)

Change in projected benefit obligation:
Obligation at prior measurement date	$78.4	$73.5
Interest cost	4.6	4.5
Actuarial loss	5.5	3.4
Benefits paid	(3.0)	(3.0)

Obligation at end of year	$85.5	$78.4

Assumptions:
Discount rate	5.75%	5.90%
Salary increases	n/a	n/a

The following table summarizes the change in plan assets:

	2010	2009
	(Dollars in millions)

Fair value of plan assets at prior measurement date	$61.9	$44.3
Actual return on plan assets	8.9	11.1
Employer contributions	1.6	9.5
Benefits paid	(3.0)	(3.0)

Fair value of plan assets at end of year	$69.4	$61.9

Underfunded status at end of year	$(16.1)	$(16.5)

The $16.1 million and $16.5 million liabilities recognized as of January 29, 2011 and January 30, 2010, respectively, are included in other long-term liabilities on the Consolidated Balance Sheet.

The components of net periodic benefit costs for the plan were:

	2010	2009	2008
	(Dollars in millions)

Interest cost	$4.6	$4.5	$4.4
Expected return on assets	(5.0)	(3.6)	(4.8)
Amortization of actuarial loss	1.3	1.8	—

Net periodic benefit cost (income)	$0.9	$2.7	$(0.4)

Assumptions:
Discount rate	5.90%	6.25%	6.50%
Expected long-term return on plan assets	8.25%	8.25%	8.25%
Salary increases	n/a	n/a	n/a

The accumulated benefit obligation as of January 29, 2011 and January 30, 2010 was $85.5 million and $78.4 million, respectively.

The Company expects $1.2 million of net loss included in AOCI to be recognized in net periodic benefit cost during fiscal year 2011.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the plan’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The calculation of pension expense is dependent on the determination of the assumptions used. A 25 basis point change in the discount rate will change annual expense by approximately $0.2 million. A 25 basis point change in the expected long-term return on assets will result in an approximate change of $0.2 million in the annual expense. As the result of stopping the accrual of future benefits, a salary growth assumption is no longer applicable.

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

The Company’s written investment policy for the PLG Plan establishes investment principles and guidelines and defines the procedures that will be used to control, evaluate and monitor the investment practices for the plan. An administrative committee designated by the Board of Directors provides investment oversight for the plan. Stated investment objectives are:

•	Maintain a portfolio of secure assets of appropriate liquidity and diversification that will generate investment returns, combined with expected future contributions, that should be sufficient to maintain the plan’s funded state or improve the funding level of the plan if it is in deficit.

•	To control the long-term costs of the plan by maximizing return on the assets subject to meeting the objectives above.

The plan’s target allocation per the investment policy and weighted average asset allocations by asset category are:

	Target
	Allocation	2010	2009

Domestic equity securities	48% - 58%	54%	47%
International equity securities	10% - 14%	12%	10%
Domestic fixed income securities	32% - 38%	32%	41%
Cash	0% - 5%	2%	2%

		100%	100%

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the PLG pension plan assets that the Company measures at fair value on a recurring basis. The Company has classified these financial assets in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
	Quoted	Significant
	Prices in	Observable	Significant
	Active	Other	Unobservable	Total
	Markets	Inputs	Inputs	Fair
	(Level 1)	(Level 2)	(Level 3)	Value
	(Dollars in millions)

As of January 29, 2011:
Domestic equity securities	$3.5	$34.2	$—	$37.7
International equity securities	—	8.0	—	8.0
Domestic fixed income securities	22.2	—	—	22.2
Cash	1.5	—	—	1.5

Total	$27.2	$42.2	$—	$69.4

As of January 30, 2010:
Domestic equity securities	$2.4	$26.3	$—	$28.7
International equity securities	—	6.5	—	6.5
Domestic fixed income securities	25.2	—	—	25.2
Cash	1.5	—	—	1.5

Total	$29.1	$32.8	$—	$61.9

The Company contributed $1.6 million to this pension plan during the 2010 fiscal year. The Company’s future contributions will depend upon market conditions, interest rates and other factors and may vary significantly in future years based upon the plan’s funded status as of the 2011 measurement date.

Estimated future benefit payments for the next five years and the aggregate amount for the following five years for this plan are:

(Dollars in millions)

2011	$3.4
2012	3.6
2013	3.8
2014	4.0
2015	4.2
2016-2020	24.9

Asia Plan

The Asia Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of employees in Asia. The plan is an unfunded, noncontributory plan. As the plan is unfunded, the total benefit obligation at the end of each fiscal year is recognized as a liability on the Consolidated Balance Sheet. Of the $5.2 million liability recognized as of January 29, 2011, $0.1 million is recorded in accrued expenses and $5.1 million is recorded in other liabilities. Of the $4.9 million liability recognized as of January 30, 2010, $0.2 million is recorded in accrued expenses and $4.7 million is recorded in other liabilities. The components of the funded status, the components of net periodic benefit costs and the estimated future benefit payments for the next five years for the Asia Plan were not significant for 2009 or 2010.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Defined Contribution Plans

The Company has two qualified profit sharing plans offered by Payless ShoeSource (“Payless Profit Sharing Plans”) that cover full-time associates who have worked for the Company for 60 days and have attained age 21 or part-time associates who have completed one full year of employment and have attained age 21. The Payless Profit Sharing Plans are defined contribution plans that provide for Company contributions at the discretion of the Board of Directors. Full-time associates are eligible for a Company matching contribution upon completion of 180 days of employment. Part-time associates must complete one full year of employment to be eligible for the Company match. Effective February 26, 2009, beginning with the 2009 plan year, the Payless Profit Sharing Plans were amended to provide that the Company has discretion to contribute up to 2.5% of its pre-tax earnings from continuing operations as defined by the Payless Profit Sharing Plans. Associate contributions up to 5% of their pay are eligible for the match. Prior to the February 26, 2009 amendment, the Payless Profit Sharing Plans provided for a minimum guaranteed Company matching contribution of $0.25 per $1.00 contributed by Associates up to 5% of their pay and the maximum Company matching contribution to be made by the Company was 2.5% of the Company’s pre-tax earnings from continuing operations. Associates may voluntarily contribute to the Payless Profit Sharing Plans on both a pre-tax and after-tax basis. Total profit sharing contributions made for the Plans for the 2010, 2009 and 2008 plan years were $3.6 million, $2.6 million and $2.4 million, respectively.

PLG also provides a qualified safe harbor defined contribution plan for its associates. This qualified defined contribution plan enables eligible associates to defer a portion of their salary to be held by the trustees of the plan and invested as self-directed by associates. Associates are eligible to join the 401(k) Plan on the first of the month following the completion of six months of employment and the attainment of age 21. Effective April 1, 2009, the matching contribution is 100% on the first 3% of salary deferred and 50% on the next 3% of salary deferred. Matching contributions are made on a regular basis as salary is deferred and are not subject to a true-up at the end of the year. Prior to April 1, 2009, the Company made a matching contribution to the plan equal to a maximum of 100% of the first 6% of salary deferred by each participant. The matching contribution prior to April 1, 2009 was subject to a true-up at the end of the year. Total profit sharing contributions for this plan for 2010, 2009 and 2008 plan years were $1.9 million, $2.6 million and $3.0 million, respectively.

Note 9 —	Share-Based Compensation

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options

Transactions for stock options for fiscal year 2010 as well as information about stock options outstanding, vested or expected to vest, and exercisable at January 29, 2011 were as follows:

	52 Weeks Ended January 29, 2011		As of January 29, 2011
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual Life	Value
	(Units in thousands)		(In years)	(In millions)

Outstanding at beginning of period	2,170	$19
Granted	—	—
Exercised	(561)	18
Forfeited or expired	(148)	20

Outstanding at end of period	1,461	19	2	$2.3
Vested and expected to vest at end of period	1,461	19	2	2.3
Exercisable at end of period	1,461	19	2	2.3

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.

The total intrinsic value of options exercised during 2010 was $3.0 million. Cash received from option exercises for 2010 was $10.1 million excluding cash received from the Company’s employee stock purchase and deferred compensation plans. There was not a significant tax benefit realized for the deductions from options exercised during 2010. The total intrinsic value of options exercised during 2009 was $2.3 million. Cash received from option exercises for 2009 was $7.2 million excluding cash received from the Company’s employee stock purchase and deferred compensation plans. There was not a significant tax benefit realized for the deductions from

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options exercised during 2009. There were no stock options exercised during 2008 and therefore no cash received from options exercised nor any tax benefit realized on exercises in 2008. The Company did not grant any stock options in 2010, 2009 or 2008.

Stock-settled SARs

During 2010, the Company granted 419 thousand maximum share equivalents in the form of 754 thousand stock-settled SARs under the 2006 Stock Incentive Plan. Of this amount, 739 thousand stock-settled SARs are subject to a three-year graded vesting schedule and 15 thousand stock-settled SARs are subject to a three-year cliff vesting schedule. None of the vesting requirements are based on any performance conditions.

Upon exercise of a stock-settled SAR, employees will receive a number of shares of common stock equal in value to the appreciation in the fair market value of the underlying common stock from the grant date to the exercise date of the stock-settled SAR. All of the stock-settled SARs issued by the Company in 2010 contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 125% of the fair market value of the underlying common stock on the grant date of the stock-settled SAR. As a result of the appreciation cap, a maximum of 5/9 of a share of common stock may be issued for each stock-settled SAR granted. Prior to 2010, the appreciation cap was 200%, meaning that the maximum shares issuable under a SAR was 2/3 of a share of common stock for each stock-settled SAR granted.

Transactions for stock — settled SARs for fiscal year 2010 and information about stock-settled SARs outstanding, stock-settled SARs vested or expected to vest and stock-settled SARs exercisable at January 29, 2011 were as follows:

	52 Weeks Ended January 29, 2011
			Weighted	As of January 29, 2011
	Maximum		Average	Weighted Average	Aggregate
	Share	Stock-Settled	Exercise	Remaining	Intrinsic
	Equivalents	SARs	Price	Contractual Life	Value
	(Units in thousands)			(In years)	(In millions)

Outstanding at beginning of period	3,409	5,114	$18
Granted	419	754	22
Exercised	(40)	(72)	12
Forfeited or expired	(157)	(283)	20

Outstanding at end of period	3,631	5,513	18	4	$23.0
Vested and expected to vest at end of period		5,412	19	4	22.6
Exercisable at end of period		2,784	22	3	6.8

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.

The total intrinsic value of stock-settled SARs exercised during 2010 was $0.6 million. There was no significant tax benefit realized for the deductions from stock-settled SARs exercised during 2010. The total intrinsic value of stock-settled SARs exercised during 2009 was $0.1 million. There was no significant tax benefit realized for the deductions from stock-settled SARs exercised during 2009. There were no stock-settled SARs exercised or related tax benefits realized during 2008. The weighted average fair value of units granted per unit for 2010, 2009 and 2008 were $8, $5 and $6, respectively.

Nonvested Shares and Share Units

During 2010, the Company granted 534 thousand nonvested shares under the 2006 Stock Incentive Plan. The Company granted 331 thousand nonvested shares that are subject to a three-year graded vesting schedule, 78

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thousand nonvested shares that are subject to a two-year graded vesting schedule, 47 thousand nonvested shares are subject to a three-year cliff vesting schedule and 78 thousand nonvested shares that are subject to a performance condition and a three-year graded vesting schedule. For the 78 thousand nonvested shares that are subject to performance condition and a three-year graded vesting schedule, the performance grant vests only if the performance condition is met. As of January 29, 2011, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.

During 2010, the Company granted 20 thousand phantom nonvested shares subject to a three-year graded vesting schedule which is not based on any performance vesting conditions. Each phantom nonvested share is worth the cash value of one share of common stock.

During 2010, the Company granted 40 thousand nonvested shares under the Director Plan. Pursuant to the provisions of the Director Plan, certain Directors elected to defer this compensation into 17 thousand share units that will be issued as common stock subsequent to the Directors’ resignation from the Board. The nonvested shares and share units granted under the Director Plan will vest on May 26, 2011. Deferral does not affect vesting. Deferred share units are excluded from the summary table of nonvested shares.

During 2008, the Company cancelled, by mutual agreement and without monetary consideration, 271 thousand nonvested share units with market-based performance conditions under the 2006 Stock Incentive Plan. These shares, which were awarded in 2007, were subject to a market appreciation condition and a three-year cliff vesting schedule. As a result of cancelling these awards the Company accelerated the recognition of $3.5 million of expense in the fourth quarter of 2008.

Excluding deferred shares under the Director Plan, transactions for nonvested shares and share units for the fiscal year 2010 were as follows:

	52 Weeks Ended January 29, 2011
	Nonvested Shares	Weighted Average
	and Share Units	Grant Date Fair Value
	(Shares in thousands)

Nonvested at beginning of period	846	$15
Granted	577	20
Vested	(508)	18
Forfeited or expired	(50)	14

Nonvested at end of period	865	17

The weighted average grant date fair value of nonvested shares granted in 2010, 2009 and 2008 was $20, $11 and $13, respectively. Included in the 865 thousand shares and share units are the 22 thousand nonvested, non-deferred shares under the Director Plan and the 20 thousand phantom nonvested shares that will be settled in cash.

Cash-settled SARs

During 2010, the Company issued 26 thousand cash-settled SARs on 26 thousand shares. All of these shares are subject to a three-year graded vesting schedule. None of the vesting requirements are based on any performance conditions.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions for cash-settled SARs for the fiscal year 2010 were as follows:

	52 Weeks Ended January 29, 2011
	Cash-Settled	Weighted Average
	SARs	Grant Price
	(Shares in thousands)

Outstanding at beginning of period	156	$20
Granted	26	21
Vested	(9)	14
Forfeited or expired	(28)	18

Outstanding at end of period	145	21
Exercisable or convertible at end of period	91	23

The weighted average fair value per unit granted for 2010, 2009 and 2008 was $8, $5 and $6, respectively. Cash-settled SARs are liability awards and the fair value and expense recognized for all awards is updated each reporting period.

Fair Value

The Company uses a binomial model to determine the fair value of its share-based awards. The binomial model considers a range of assumptions relative to volatility, risk-free interest rates and employee exercise behavior. The Company believes the binomial model provides a fair value that is representative of actual and future experience.

The fair value of stock-settled SARs granted was calculated using the following assumptions:

	52 Weeks Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Risk-free interest rate	1.9%	1.7%	2.4%
Expected dividend yield	—%	—%	—%
Expected appreciation vehicle life (in years)	4	4	6
Weighted-average expected volatility	60%	58%	38%

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

The total fair value of shares vested during 2010, 2009 and 2008 was $9.6 million, $2.3 million and $5.4 million, respectively.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Expense

Total share-based compensation expense is summarized as follows:

	52 Weeks Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in millions)

Cost of sales	$4.1	$4.1	$5.2
Selling, general and administrative expenses	12.5	12.3	15.5

Share-based compensation expense before income taxes	16.6	16.4	20.7
Tax benefit	(6.3)	(6.2)	(7.9)

Share-based compensation expense after income taxes	$10.3	$10.2	$12.8

No amount of share-based compensation has been capitalized. As of January 29, 2011, the Company had unrecognized compensation expense related to nonvested awards of approximately $18.0 million, which is expected to be recognized over a weighted average period of 0.9 years.

Note 10 —	Income Taxes

Earnings (loss) from continuing operations before income taxes and noncontrolling interest include the following components:

	2010	2009	2008
	(Dollars in millions)

Domestic	$26.2	$2.1	$(229.0)
Foreign	113.8	95.5	121.7

Total	$140.0	$97.6	$(107.3)

The provision (benefit) for income taxes from continuing operations consisted of the following:

	2010	2009	2008
	(Dollars in millions)

Federal	$0.6	$1.2	$8.2
State and local	1.6	0.3	3.6
Foreign	11.0	4.1	15.4

Current tax provision	13.2	5.6	27.2

Federal	3.8	3.3	(63.1)
State and local	(0.3)	0.1	(5.4)
Foreign	0.7	0.4	(6.7)

Deferred tax provision (benefit)	4.2	3.8	(75.2)

Total provision (benefit)	$17.4	$9.4	$(48.0)

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the statutory federal income tax rate and the effective income tax rate as applied to continuing operations was as follows:

	2010		2009		2008
	(Dollars in millions)

Statutory federal income tax rate	35.0%	$49.0	35.0%	$34.2	35.0%	$(37.6)
State and local income taxes, net of federal tax benefit	0.9	1.3	0.5	0.4	1.1	(1.2)
Rate differential on foreign earnings, net of valuation allowance	(17.8)	(24.9)	(20.2)	(19.7)	21.7	(23.3)
Goodwill impairment	—	—	—	—	(13.4)	14.4
Decrease in tax reserves	(3.8)	(5.3)	(5.4)	(5.3)	0.6	(0.6)
Federal employment tax credits	(1.1)	(1.6)	(1.6)	(1.5)	1.7	(1.8)
Other, net	(0.8)	(1.1)	1.3	1.3	(2.0)	2.1

Effective income tax rate	12.4%	$17.4	9.6%	$9.4	44.7%	$(48.0)

The Company’s effective tax rates have differed from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate, the benefit of jurisdictional and employment tax credits, favorable adjustments to its income tax reserves due primarily to favorable settlements of examinations by taxing authorities, and the on-going implementation of tax efficient business initiatives. In 2008, the Company’s effective tax rate was unfavorably impacted due to the goodwill impairment charge which is not deductible for tax purposes. During fiscal year 2010 and 2009, the Company recorded net favorable discrete events of $7.8 million and $7.9 million, respectively, relating primarily to the resolution of outstanding tax audits.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2010	2009	2008
	(Dollars in millions)

Gross unrecognized tax benefits at beginning of year	$58.3	$55.0	$49.8
Increases in tax positions for prior years	1.4	0.2	0.8
Decreases in tax positions for prior years	—	—	(0.8)
Increases in tax positions for current year	0.6	7.9	8.2
Settlements	(6.5)	(3.4)	(1.0)
Lapse in statute of limitations	(1.7)	(1.4)	(2.0)

Gross unrecognized tax benefits at end of year	$52.1	$58.3	$55.0

The portions of the unrecognized tax benefits as of January 29, 2011, January 30, 2010 and January 31, 2009 which will favorably impact the effective tax rate if recognized are $22.2 million, $34.6 million and $29.9 million, respectively.

Interest and penalties related to unrecognized tax benefits are included in the provision for income taxes in the Consolidated Statements of Earnings (Loss) and were $1.8 million, $1.1 million and $1.6 million in 2010, 2009 and 2008, respectively. Accrued interest and penalties as of January 29, 2011, January 30, 2010 and January 31, 2009 were $7.3 million, $9.1 million, and $8.0 million, respectively.

The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through 2007. The Company has certain state and foreign income tax returns in the process of examination or administrative appeal.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at January 29, 2011 will decrease by up to $36.1 million within the next 12 months due to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in various taxing jurisdictions. To the extent that these tax benefits are recognized, the effective tax rate will be favorably impacted by up to $6.8 million.

Major components of deferred tax assets (liabilities) were as follows:

	2010	2009
	(Dollars in millions)

Deferred Tax Assets:
Accrued expenses and reserves	$93.9	$91.3
Tax net operating losses and tax credits	69.0	70.6
Other	11.1	12.3

Gross deferred tax assets	174.0	174.2
Less: valuation allowance	(15.4)	(11.4)

Deferred tax assets	$158.6	$162.8

Deferred Tax Liabilities:
Short term assets basis differences	$(5.5)	$(4.0)
Depreciation/amortization and basis differences	(164.5)	(173.3)
Other	(13.2)	(2.4)

Deferred Tax Liabilities	(183.2)	(179.7)

Net deferred tax liability	$(24.6)	$(16.9)

The deferred tax assets and (liabilities) are included on the Consolidated Balance Sheets as follows:

	2010	2009
	(Dollars in millions)

Current deferred income taxes	$30.7	$42.1
Deferred income tax assets (noncurrent)	10.1	6.5
Deferred income tax liability (noncurrent)	(65.4)	(65.5)

	$(24.6)	$(16.9)

The Company provides a valuation allowance against net deferred tax assets if, based on management’s assessment of historical and projected future operating results and other available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company carries valuation allowances related primarily to realization of foreign net operating loss carryforwards, state income tax credits, and state net operating loss carryforwards, as described below. The remainder of the valuation allowance relates to other deferred tax assets of the Company’s Columbian joint venture.

During 2010, the Company recorded a deferred income tax provision of $4.2 million in continuing operations. The Company recorded a decrease to deferred tax assets of $3.4 million related to items within AOCI. The remaining change in its net deferred tax liabilities relates to foreign currency translation.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At January 29, 2011, deferred tax assets for state and foreign net operating loss carryforwards are $16.5 million, less a valuation allowance of $5.8 million. These net operating loss carryforwards will expire as follows (expiration is denoted in parentheses):

Amount
(Dollars in millions)

State operating losses (expiring by 2015)	$0.5
State operating losses (between 2016 and 2020)	0.6
State operating losses (between 2021 and 2025)	2.4
State operating losses (between 2026 and 2030)	2.0
Foreign net operating losses related to recorded assets (carried forward indefinitely)	0.2
Foreign net operating losses related to recorded assets (in 2011)	0.4
Foreign net operating losses related to recorded assets (between 2027 and 2030)	4.6

Total	$10.7

Federal foreign tax credit carryforwards are $26.5 million; $15.6 million of this credit will expire if not utilized by 2018, and the remaining $10.9 million of this credit will expire if not utilized by 2019. Federal general business credit carryforwards are $8.1 million and will expire between 2028 and 2030 if not utilized. State income tax credit carryforwards are $14.6 million, less a valuation allowance of $7.3 million. The state tax credit carryforwards related to the recorded assets expire as follows: $2.0 million expires between 2016 and 2020, $0.5 million expires between 2020 and 2030 and $4.8 million may be carried forward indefinitely. The Company has Puerto Rico alternative minimum tax credits of $1.3 million which may be carried forward indefinitely. The Company also has a federal capital loss carryforward of $2.0 million, expiring in 2012, that has been fully reserved with a valuation allowance.

The Company recorded a valuation allowance against $2.0 million of deferred tax assets arising in 2010. The majority of this valuation allowance relates to net operating losses generated by its Colombian joint venture which commenced operations in 2008 and has not yet established a pattern of profitability.

As of January 29, 2011, the Company has not provided tax on its cumulative undistributed earnings of foreign subsidiaries of approximately $205 million, because it is the Company’s intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and the calculation is not practicable. If earnings were distributed, the Company would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability. The Company anticipates that earnings would not be repatriated unless it was tax efficient to do so.

Note 11 —	Earnings Per Share

The Company calculates earnings per share under earnings per share accounting guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are considered participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that would otherwise have been available to common shareholders.

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

includes the effect of conversions of stock options and stock-settled stock appreciation rights. Earnings per share has been computed as follows:

	52 Weeks Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(Dollars in millions, except per share amounts; shares in thousands)

Net earnings (loss) attributable to Collective Brands, Inc. from continuing operations	$112.8	$82.6	$(68.0)
Less: net earnings allocated to participating securities(1)	1.8	1.1	—

Net earnings available to common shareholders from continuing operations	$111.0	$81.5	$(68.0)

Weighted average shares outstanding — basic	62,579	63,127	62,927
Net effect of dilutive stock options	154	139	—
Net effect of dilutive SARs	606	227	—

Weighted average shares outstanding — diluted	63,339	63,493	62,927

Basic earnings (loss) per share attributable to common shareholders from continuing operations	$1.77	$1.29	$(1.08)
Diluted earnings (loss) per share attributable to common shareholders from continuing operations	$1.75	$1.28	$(1.08)

(1)	Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securaities in relation to total shares outstanding.

The Company excluded approximately 3.8 million and 4.8 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the fifty-two weeks ended January 29, 2011 and January 30, 2010, respectively, as their effects were antidilutive. All of the Company’s stock options and stock settled SARs outstanding were excluded from the calculation of diluted earnings per share for the 52 weeks ended January 31, 2009 as their effects were antidilutive.

Note 12 —	Accrued Expenses and Other Liabilities

Major components of accrued expenses included:

	2010	2009
	(Dollars in millions)

Profit sharing, bonus and salaries	$76.0	$70.7
Sales, use and other taxes	30.3	30.2
Accrued interest	10.8	12.6
Worker’s compensation and general liability insurance reserves	9.8	8.8
Accrued construction in process	8.4	8.1
Accrued occupancy	6.9	6.7
Derivative liability	6.1	10.0
Straight-line rent	5.8	5.1
Accrued income taxes	5.1	1.8
Current portion of pension plan	4.9	9.6
Accrued advertising	4.4	3.2
Other accrued expenses	15.9	15.0

Total	$184.4	$181.8

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major components of other liabilities included:

	2010	2009
	(Dollars in millions)

Pension plans	$58.9	$58.6
Noncurrent income taxes	44.7	53.3
Straight-line rent	30.1	28.4
Deferred tenant improvement allowances, net	23.5	25.3
Worker’s compensation and general liability insurance reserves	19.0	22.6
Deferred compensation	15.8	14.5
Asset retirement obligation	7.9	8.2
Derivative liability	1.3	5.4
Other liabilities	11.2	10.0

Total	$212.4	$226.3

Note 13 —	Lease Obligations

Rental expense for the Company’s operating leases consisted of:

	2010	2009	2008
	(Dollars in millions)

Minimum rentals	$314.4	$313.5	$316.2
Contingent rentals based on sales	7.8	7.4	6.7

Real property rentals	322.2	320.9	322.9
Equipment rentals	4.4	4.7	5.2

Total	$326.6	$325.6	$328.1

Most store lease agreements contain renewal options and include escalating rents over the lease terms. Certain leases provide for contingent rentals based upon gross sales. Cumulative expense recognized on the straight-line basis in excess of cumulative payments is included in accrued expenses and other liabilities on the accompanying Consolidated Balance Sheets. Certain lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of straight-line rent expense includes renewal option periods. Also, landlord-provided tenant improvement allowances are recorded as a liability and amortized as a credit to rent expense.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under capital leases and non-cancelable operating lease obligations as of January 29, 2011, were as follows:

	Capital	Operating
	Leases	Leases	Total
	(Dollars in millions)

2011	$0.1	$281.5	$281.6
2012	0.1	231.6	231.7
2013	0.1	181.9	182.0
2014	0.1	135.1	135.2
2015	0.1	98.9	99.0
2016 and thereafter	1.1	182.6	183.7

Minimum lease payments	$1.6	$1,111.6	$1,113.2

Less: imputed interest component	0.6

Present value of net minimum lease payments of which $0.1 million is included in current liabilities	$1.0

At January 29, 2011, the total amount of minimum rentals to be received in the future under non-cancelable subleases was $2.0 million.

Note 14 —	Common Stock Repurchases

The Company has repurchased the following:

	2010		2009		2008
	Dollars	Shares	Dollars	Shares	Dollars	Shares
	(Dollars in millions, shares in thousands)

Stock repurchase program	$59.8	3,626	$6.0	274	$—	—
Employee stock purchase, deferred compensation and stock incentive plans	4.1	208	1.6	115	1.9	153

	$63.9	3,834	$7.6	389	$1.9	153

As of January 29, 2011, the Company had approximately $139.0 million of remaining common stock repurchase authorization from its Board of Directors. Under the terms of the Company’s Senior Subordinated Notes, Term Loan Facility and Revolving Loan Facility, the Company is restricted on the amount of common stock it may repurchase. This limit may increase or decrease on a quarterly basis based upon the Company’s net earnings.

Note 15 —	Segment Reporting

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(iv) The PLG Retail reporting segment consists of PLG’s owned Stride Rite children’s stores, PLG’s Outlet stores, store-in-stores at select Macy’s Department Stores and Sperry Top-Sider stores.

Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. The total costs and fees amounted to $39.3 million, $36.0 million and $38.5 million during 2010, 2009 and 2008, respectively.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

	Payless	Payless	PLG	PLG
	Domestic	International	Wholesale	Retail	Consolidated
	(Dollars in millions)

Fiscal year ended January 29, 2011:
Net sales	$2,059.3	$460.3	$628.4	$227.7	$3,375.7
Operating profit (loss)	75.2	55.6	61.7	(2.8)	189.7
Interest expense	48.6	0.1	—	—	48.7
Interest income	(0.5)	(0.2)	—	—	(0.7)
Loss on early extinguishment of debt	1.7	—	—	—	1.7

Net earnings (loss) before taxes	$25.4	$55.7	$61.7	$(2.8)	$140.0
Depreciation and amortization	$97.9	$16.8	$17.1	$6.4	$138.2
Total assets	$1,039.3	$258.4	$905.3	$65.5	$2,268.5
Additions to long-lived assets	$73.3	$11.7	$6.6	$6.0	$97.6
Fiscal year ended January 30, 2010:
Net sales	$2,153.2	$422.4	$513.9	$218.4	$3,307.9
Operating profit (loss) from continuing operations	98.1	34.1	30.0	(3.7)	158.5
Interest expense	60.7	0.1	—	—	60.8
Interest income	(1.0)	(0.1)	—	—	(1.1)
Loss on early extinguishment of debt	1.2	—	—	—	1.2

Net earnings (loss) from continuing operations before taxes	$37.2	$34.1	$30.0	$(3.7)	$97.6
Depreciation and amortization	$98.4	$17.4	$21.7	$5.7	$143.2
Total assets	$1,151.1	$201.5	$866.3	$65.4	$2,284.3
Additions to long-lived assets	$66.6	$17.5	$4.1	$3.6	$91.8
Fiscal year ended January 31, 2009:
Net sales	$2,190.7	$444.7	$591.6	$215.0	$3,442.0
Operating profit (loss) from continuing operations	0.9	51.3	(48.8)	(43.6)	(40.2)
Interest expense	75.2	—	—	—	75.2
Interest income	(6.8)	(1.3)	—	—	(8.1)

Net earnings (loss) from continuing operations before taxes	$(67.5)	$52.6	$(48.8)	$(43.6)	$(107.3)
Depreciation and amortization	$93.4	$16.9	$23.9	$6.7	$140.9
Total assets	$1,109.1	$173.6	$894.7	$73.9	$2,251.3
Additions to long-lived assets	$110.3	$15.9	$3.8	$7.2	$137.2

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of net sales by geographical area:

	2010	2009	2008
	(Dollars in millions)

Domestic	$2,785.9	$2,781.8	$2,861.7
International	589.8	526.1	580.3

The following is a summary of long-lived assets by geographical area:

	2010	2009	2008
	(Dollars in millions)

Domestic	$363.4	$396.7	$461.6
International	68.9	67.5	59.8

Note 16 —	Commitments and Contingencies

As of January 29, 2011, the Company has $83.5 million of royalty obligations consisting of minimum royalty payments for the purchase of branded merchandise, $83.5 million of future estimated pension obligations related to the Company’s pension plans, $5.6 million of service agreement obligations relating to minimum payments for services that the Company cannot avoid without penalty and $26.8 million of employment agreement obligations related to minimum payments to certain of the Company’s executives.

Settled

During the year, the Company settled the following legal proceedings:

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

Pending

There are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations and cash flows.

Note 17 —	Environmental Liability

The Company owns a property with a related environmental liability. The liability as of January 29, 2011 was $2.4 million, $1.6 million of which was included as an accrued expense and $0.8 million of which was included in other long-term liabilities in the accompanying Consolidated Balance Sheet. The assessment of the liability and the associated costs were based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. The Company estimates the

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

range of total costs related to this environmental liability to be between $6.9 million and $7.4 million, including $5.0 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions.

Note 18 —	Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued revised guidance for consolidation of the variable interest entity (“VIE”). The revised guidance, which is now part of ASC 810, “Consolidation”, changed the accounting rules to improve financial reporting by enterprises involved with a VIE. Primarily, the revision eliminates an existing provision that excludes certain special-purpose entities from consolidation requirements and establishes principles-based criteria for determining whether a VIE should be consolidated. The revised guidance was effective for fiscal years beginning after November 15, 2009. The adoption of this revised guidance did not have a material effect on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). This guidance requires additional disclosures for transfers in and out of Level 1 and Level 2 fair value measurements, as well as fair value measurement disclosures for each “class” of assets and liabilities in our Consolidated Balance Sheets. The Company adopted certain provisions of this new guidance in the first quarter of 2010. Please refer to Note 6, “Fair Value Measurements” for adopted disclosures. Certain provisions of ASU No. 2010-06 are effective for fiscal years beginning after December 15, 2010. These provisions, which amended Subtopic 820-10, requires the Company to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements, whereas currently these are presented in aggregate as one line item. The adoption of these provisions did not have a material impact on its Consolidated Financial Statements.

Note 19 —	Related Party Transactions

The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions at the end of 2010 and 2009 were $12.7 million and $11.8 million, respectively. Total borrowings from these financial institutions at the end of 2009 were $1.2 million. There were no borrowings from the Company’s Latin American partners as of the end of 2010.

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20 —	Subsidiary Guarantors of Senior Notes — Consolidating Financial Information

The Company has issued Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect 100% owned domestic subsidiaries of the Company. The guarantees are full and unconditional and joint and several.

The following supplemental financial information sets forth, on a consolidating basis, the condensed statements of earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Collective Brands, Inc. and subsidiaries for the 52 week periods ended January 29, 2011, January 30, 2010, and January 31, 2009, condensed balanced sheets as of January 29, 2011, and January 30, 2010 and the condensed statements of cash flows for the 52 week periods ended January 29, 2011, January 30, 2010, and January 31, 2009. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent in Other Assets.

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	52 Weeks Ended January 29, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Net sales	$—	$2,950.8	$1,440.6	$(1,015.7)	$3,375.7
Cost of sales	—	2,015.6	1,073.7	(914.8)	2,174.5

Gross margin	—	935.2	366.9	(100.9)	1,201.2
Selling, general and administrative expenses	4.1	855.8	252.5	(100.9)	1,011.5

Operating (loss) profit from continuing operations	(4.1)	79.4	114.4	—	189.7
Interest expense	45.3	33.4	0.1	(30.1)	48.7
Interest income	—	(30.7)	(0.1)	30.1	(0.7)
Loss on early extinguishment of debt	—	1.7	—	—	1.7
Equity in earnings of subsidiaries	(144.7)	(92.6)	—	237.3	—

Earnings from continuing operations before income taxes	95.3	167.6	114.4	(237.3)	140.0
(Benefit) provision for income taxes	(17.5)	22.9	12.0	—	17.4

Net earnings	112.8	144.7	102.4	(237.3)	122.6
Net earnings attributable to noncontrolling interests	—	—	(9.8)	—	(9.8)

Net earnings attributable to Collective Brands, Inc.	$112.8	$144.7	$92.6	$(237.3)	$112.8

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of January 29, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$—	$122.4	$201.7	$—	$324.1
Accounts receivable, net	—	103.4	21.2	(10.2)	114.4
Inventories	—	418.5	122.5	(9.3)	531.7
Current deferred income taxes	—	23.1	7.6	—	30.7
Prepaid expenses	28.4	15.8	10.9	—	55.1
Other current assets	—	276.9	150.9	(405.6)	22.2

Total current assets	28.4	960.1	514.8	(425.1)	1,078.2
Property and Equipment:
Land	—	6.7	—	—	6.7
Property, buildings and equipment	—	1,233.1	211.5	—	1,444.6
Accumulated depreciation and amortization	—	(878.5)	(140.5)	—	(1,019.0)

Property and equipment, net	—	361.3	71.0	—	432.3
Intangible assets, net	—	399.4	29.0	—	428.4
Goodwill	—	142.9	136.9	—	279.8
Deferred income taxes	—	—	10.1	—	10.1
Other assets	1,538.6	916.4	22.1	(2,437.4)	39.7

Total Assets	$1,567.0	$2,780.1	$783.9	$(2,862.5)	$2,268.5

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Accounts payable	—	140.0	237.1	(89.7)	287.4
Accrued expenses	103.8	376.4	32.9	(328.7)	184.4

Total current liabilities	103.8	521.5	270.0	(418.4)	476.9
Long-term debt	637.0	484.3	67.1	(529.0)	659.4
Deferred income taxes	—	64.0	1.4	—	65.4
Other liabilities	3.3	191.9	17.2	—	212.4
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	822.9	1,518.4	396.7	(1,915.1)	822.9
Noncontrolling interests	—	—	31.5	—	31.5

Total equity	822.9	1,518.4	428.2	(1,915.1)	854.4

Total Liabilities and Equity	$1,567.0	$2,780.1	$783.9	$(2,862.5)	$2,268.5

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	52 Weeks Ended January 29, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Dollars in millions)

Operating Activities:
Net earnings	$112.8	$144.7	$102.4	$(237.3)	$122.6
Adjustments for non-cash items included in net earnings	0.3	156.5	18.1	—	174.9
Changes in working capital	72.6	(159.3)	68.0	1.9	(16.8)
Other, net	(132.5)	(33.0)	(79.1)	235.4	(9.2)

Cash flow provided by operating activities	53.2	108.9	109.4	—	271.5

Investing Activities:
Capital expenditures	—	(82.2)	(15.4)	—	(97.6)

Cash flow used in investing activities	—	(82.2)	(15.4)	—	(97.6)

Financing Activities:
Net repayment of debt or notes payable	—	(184.1)	(1.1)	—	(185.2)
Net purchases of common stock	(53.2)	—	—	—	(53.2)
Net distributions to noncontrolling interests	—	—	(7.7)	—	(7.7)

Cash flow used in financing activities	(53.2)	(184.1)	(8.8)	—	(246.1)

Effect of exchange rate changes on cash	—	—	2.8	—	2.8

(Decrease) increase in cash and cash equivalents	—	(157.4)	88.0	—	(69.4)
Cash and cash equivalents, beginning of year	—	279.8	113.7	—	393.5

Cash and cash equivalents, end of year	$—	$122.4	$201.7	$—	$324.1

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

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K for fiscal 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm

Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to pages 53 and 54 of Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers is set forth in Item 1 of this Form 10-K under the caption “Executive Officers of the Company.”

The Board of Directors has established a standing Audit and Finance Committee which currently consists of Mr. John F. McGovern — Chairman, Mr. Daniel Boggan Jr., Mr. Robert F. Moran, Mr. David Scott Olivet, and Mr. Matthew A. Ouimet. The Board has determined that each of the members of the Audit and Finance Committee are audit committee financial experts (as that term is defined under Item 407(d) of Regulation S-K) and are independent.

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

Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2011 under “Charters and Corporate Governance Principles — Selection of Directors” and “About Shareholder Proposals and Nominations for our 2012 Annual Meeting.”

a) Directors — The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2011, under the captions “Election of Directors Directors and Nominees for Director” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

b) Executive Officers — Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption “Executive Officers of the Company.” The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2011, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

No member of the Compensation, Nominating and Governance Committee (Ms. Magnum, Messrs. Wheeler and Weiss) has served as one of the Company’s officers or employees or had a relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K. None of the Company’s executive officers named in the Summary Compensation Table (included in the Company’s proxy statement) serve as a member of the board of directors or as a member of a compensation committee of any other company that has an executive officer serving as a member of the Company’s Board or the Compensation, Nominating and Governance Committee.

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2011, under the captions “Board Compensation,” “Compensation, Nominating and Governance Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation, Nominating and Governance Committee Report,” “Compensation, Discussion and Analysis,” “Summary Compensation Table,” “Fiscal 2010 Grants of Plan-Based Awards,” “Outstanding Equity Awards at the end of Fiscal 2010,” “Fiscal 2010 Options Exercises and Stock Vested,” “Pension Benefits for Fiscal 2010,” “Nonqualified Deferred Compensation for Fiscal 2010,” and “Potential Payments upon Termination or Change in Control” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2011, under the caption “Beneficial Stock Ownership of Directors, Nominees, Executive Officers and More Than Five Percent Owners” is incorporated herein by reference.

The following table summarizes information with respect to the Company’s equity compensation plans at January 29, 2011 (shares in thousands):

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued Upon	Exercise Price of	Equity Compensation Plans
	Exercise of Outstanding	Outstanding Options,	(Excluding Securities
Plan category	Options, Warrants and Rights	Warrants and Rights	Issued Upon Exercise)

Equity compensation plans approved by security holders	7,636	$18.41	1,077	(1)
Equity compensation plans not approved by security holders	418	20.65	—

Total	8,054	18.53	1,077

(1)	Includes up to 867 thousand shares that may be issued under the Company’s 2006 Stock Incentive Plan and up to 210 thousand shares that can be issued under the Company’s Restricted Stock Plan for Non-Management Directors. The amount does not include up to 5.3 million shares that may be purchased under the Payless Stock Ownership Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2011 under the captions “Election of Directors — Directors and Nominees for Director,” and “Charters and Corporate Governance Principles — Independence of Directors and Nominees for Director” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Principal Accounting Fees and Services” of the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 26, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

The following financial statements are set forth under Item 8 of this Annual Report on form 10-K:

(b) Financial Statements Schedules:

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to		Balance at
	Beginning of Period	Costs and Expenses	Deductions(1)	End of Period
	(Dollars in millions)

Year ended January 29, 2011
Allowance for doubtful accounts	$4.2	$2.0	$(2.2)	$4.0
Deferred tax valuation allowance	11.4	4.0	—	15.4
Sales return reserve	3.3	49.2	(48.9)	3.6
Year ended January 30, 2010
Allowance for doubtful accounts	$3.8	$2.9	$(2.5)	$4.2
Deferred tax valuation allowance	8.1	3.3	—	11.4

Sales return reserve	3.0	45.1	(44.8)	3.3
Year ended January 31, 2009
Allowance for doubtful accounts	$2.5	$3.4	$(2.1)	$3.8
Deferred tax valuation allowance	5.8	2.9	(0.6)	8.1

Sales return reserve	3.3	43.7	(44.0)	3.0

(1)	With regard to allowances for doubtful accounts, deductions relate to uncollectible receivables (both accounts and other receivables) that have been written off, net of recoveries. For the deferred tax valuation allowance, deductions relate to deferred tax assets that have been written off. For sales returns, deductions related to actual returns.

(c) Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation of Payless ShoeSource, Inc., a Delaware corporation (the “Company”).(1)
3.2	Amended and Restated Bylaws of the Company.(2)
3.3	Certificate of Amendment of the Company’s Certificate of Incorporation.(3)
4.1	Indenture, dated as of July 28, 2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Wells-Fargo Bank Minnesota, National Association as Trustee, related to the 8.25% Senior Subordinated Notes Due 2013.(4)
4.2	Exchange and Registration Rights Agreement, Dated July 28, 2003, among Payless ShoeSource, Inc. and each of Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers.(4)
10.1	Sublease, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc.(5)
10.2	Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended September 18, 2003.(6) ±
10.3	Stock Plan for Non-Management Directors of Collective Brands, Inc., as amended August 17, 2007.(7) ±
10.4	Form of Employment Agreement between Collective Brands, Inc. (formerly Payless ShoeSource, Inc.), and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey & Betty Click. (8) ±
10.5	Form of Amendment to Employment Agreement between Collective Brands, Inc. and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey, Douglas G. Boessen and Betty Click.(13) ±
10.6	Collective Brands, Inc. Supplementary Retirement Account Plan, as amended and restated January 1, 2008. (7) ±
10.7	Employment Agreement between Collective Brands, Inc. and Douglas G. Boessen. (13) ±
10.8	Employment Agreement between LuAnn Via and Payless ShoeSource, Inc. (11) ±
10.9	Amendment 1 to Employment Agreement between Payless ShoeSource, Inc. and LuAnn Via dated December 19, 2008. (13) ±
10.10	Form of Change of Control Agreement between Collective Brands, Inc. (formerly Payless ShoeSource, Inc.) and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey and Betty Click. (9) ±
10.11	Form of Amendment to the Change of Control Agreement between Collective Brands, Inc. and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey and Betty Click.(13) ±
10.12	Change of Control Agreement between Collective Brands, Inc. and Douglas G. Boessen effective December 30, 2008.(13) ±
10.13	Form of Directors’ Indemnification Agreement.(8)
10.14	Form of Officers’ Indemnification Agreement.(9)
10.15	Collective Brands, Inc. Deferred Compensation Plan for Non-Management Directors, as amended January 1, 2008. (14) ±
10.16	Collective Brands, Inc. Employee Stock Purchase Plan, as amended August 17, 2007. (7) ±
10.17	Collective Brands, Inc. Deferred Compensation Plan, as amended and restated January 1, 2008. (7) ±
10.18	Collective Brands, Inc. Incentive Compensation Plan as amended August 17, 2007. (7) ±
10.19	Amended and Restated Loan and Guaranty Agreement, dated August 17, 2007, by and among Collective Brands Finance, Inc. as Borrower, the Guarantors thereto as Credit Parties, the Lenders signatory thereto and Wells Fargo Retail Finance, LLC as the Arranger and Administrative Agent.(12)
10.20	Amended and Restated Employment Agreement between Collective Brands, Inc. and Matthew E. Rubel accepted and agreed to December 19, 2008. (13) ±
10.21	Form of Restricted Stock Award Agreement. (14) ±
10.22	Form of Stock Settled Stock Appreciation Rights Award Agreement. (14) ±
10.23	2006 Collective Brands, Inc. Stock Incentive Plan, amended August 17, 2007. (7) ±
10.24	Term Loan Agreement, dated as of August 17, 2007 (the “Term Loan”), among Collective Brands Finance, Inc. as Borrower, and the Lenders party thereto and CitiCorp North America, Inc., as Administrative Agent and Collateral Agent.(12)
10.25	CEO Restricted Stock Award Agreement. (10) ±
10.26	Amended and Restated Change of Control Agreement between Collective Brands, Inc. and Matthew E. Rubel agreed and accepted December 19, 2008. (13) ±
10.27	Second Amendment to the Term Loan Agreement dated as of March 11, 2008.(7)
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm.*

Number		Description

31.1		Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Executive Officer, President and Chairman of the Board.*
31.2		Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Division Senior Vice President, Chief Financial Officer and Treasurer.*
32.1		Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President.*
32.2		Certification Pursuant to 18 U.S.C. 1350 of the Division Senior Vice President, Chief Financial Officer and Treasurer.*
101	.INS	XBRL Instance Document. ¥
101	.SCH	XBRL Taxonomy Extension Schema Document. ¥
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ¥
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ¥
101	.LAB	XBRL Taxonomy Extension Label Linkbse Document. ¥
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ¥

±	Indicates management contract or compensatory plan, contract or agreement.

*	Filed herewith.

¥	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 1998.

(2)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on November 13, 2008.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on August 17, 2007.

(4)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-14770) for the quarter ended August 2, 2003, filed with the SEC on September 12, 2003.

(5)	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996, as amended through April 15, 1996.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File Number 333-109388) filed with the SEC on October 2, 2003, as amended.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 2, 2008, filed with the SEC on April 1, 2008.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 1, 2003, filed with the SEC on April 18, 2003.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended January 31, 2004, filed with the SEC on April 9, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 2007.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on July 9, 2008.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-14770) filed with the SEC on September 2, 2010.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on December 23, 2008.

(14)	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended January 31, 2009, filed with the SEC on March 30, 2009.

The Company will furnish to stockholders upon request, and without charge, a copy of the 2010 Annual Report and the 2011 Proxy Statement, portions of which are incorporated by reference in the Form 10-K. The Company will furnish any other Exhibit at cost.

(d) Financial Statement Schedules have been either omitted due to inapplicability or because required information is shown in the Consolidated Financial Statements, Notes thereto, or Item 15(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLECTIVE BRANDS, INC.

Date: March 25, 2011	By: /s/ Douglas G. Boessen Douglas G. Boessen Division Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matthew E. Rubel	Date: March 25, 2011
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

/s/ Matthew A. Ouimet	Date: March 25, 2011
Director

/s/ David Scott Olivet	Date: March 25, 2011
Director

/s/ Robert C. Wheeler	Date: March 25, 2011
Director

/s/ Michael A. Weiss	Date: March 25, 2011
Director

/s/ Mylle H. Mangum	Date: March 25, 2011
Director

/s/ Douglas G. Boessen	Date: March 25, 2011
Division Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Daniel Boggan Jr.	Date: March 25, 2011
Director

/s/ Mylle H. Mangum	Date: March 25, 2011
Director

/s/ John F. McGovern	Date: March 25, 2011
Director

/s/ Robert F. Moran	Date: March 25, 2011
Director