Form 10-Q
period 2011-04-30
COLLECTIVE BRANDS, INC.
filed 2011-05-25
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-14770
COLLECTIVE BRANDS, INC.
(Exact name of registrant as specified in its charter)

Delaware	43-1813160
State or other jurisdiction of	(I.R.S. Employer
incorporation of organization	Identification No.)

3231 Southeast Sixth Avenue, Topeka, Kansas	66607-2207
(Address of principal executive offices)	(Zip Code)
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
Common Stock, $.01 par value
61,554,169 shares as of May 18, 2011

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED APRIL 30, 2011
INDEX

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended
	April 30,	May 1,
	2011	2010

Net sales	$869.0	$878.8
Cost of sales	559.1	542.1

Gross margin	309.9	336.7
Selling, general and administrative expenses	267.5	255.1

Operating profit	42.4	81.6
Interest expense	10.9	13.4
Interest income	(0.1)	(0.2)
Loss on early extinguishment of debt	—	0.8

Net earnings before income taxes	31.6	67.6
Provision for income taxes	3.4	11.6

Net earnings	28.2	56.0
Net earnings attributable to noncontrolling interests	(1.8)	(1.8)

Net earnings attributable to Collective Brands, Inc.	$26.4	$54.2

Earnings per share attributable to Collective Brands, Inc. common shareholders:
Basic	$0.43	$0.84
Diluted	$0.42	$0.83

Weighted average shares outstanding:
Basic	60.7	63.4
Diluted	61.7	64.6
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	April 30,	May 1,	January 29,
	2011	2010	2011

ASSETS
Current Assets:
Cash and cash equivalents	$270.4	$352.4	$324.1
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of April 30, 2011, May 1, 2010 and January 29, 2011 of $6.8, $5.4 and $6.0, respectively	146.4	116.6	114.4
Inventories	575.9	467.4	531.7
Deferred income taxes	30.3	38.3	30.7
Prepaid expenses	61.1	61.3	55.1
Other current assets	20.1	19.8	22.2

Total current assets	1,104.2	1,055.8	1,078.2

Property and Equipment:
Land	6.7	6.9	6.7
Property, buildings and equipment	1,458.8	1,421.0	1,444.6
Accumulated depreciation and amortization	(1,042.0)	(975.6)	(1,019.0)

Property and equipment, net	423.5	452.3	432.3

Intangible assets, net	425.0	441.2	428.4
Goodwill	279.8	279.8	279.8
Deferred income taxes	10.5	7.2	10.1
Other assets	40.6	43.9	39.7

Total Assets	$2,283.6	$2,280.2	$2,268.5

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$5.1	$6.1	$5.1
Accounts payable	295.2	225.3	287.4
Accrued expenses	158.2	161.0	184.4

Total current liabilities	458.5	392.4	476.9

Long-term debt	658.2	763.6	659.4
Deferred income taxes	65.4	65.2	65.4
Other liabilities	211.9	226.2	212.4
Commitments and contingencies (Note 11)
Equity:
Collective Brands, Inc. shareowners’ equity	859.0	802.9	822.9
Noncontrolling interests	30.6	29.9	31.5

Total equity	889.6	832.8	854.4

Total Liabilities and Equity	$2,283.6	$2,280.2	$2,268.5

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in millions)

	Collective Brands, Inc. Shareowners’
	Outstanding	Additional		Accumulated Other	Non-
	Common	Paid-in	Retained	Comprehensive	controlling	Total	Comprehensive
	Stock	Capital	Earnings	Loss	Interests	equity	Income

Balance at January 30, 2010	$0.7	$34.7	$722.1	$(22.3)	$28.7	$763.9

Net earnings	—	—	54.2	—	1.8	56.0	$56.0
Translation adjustments	—	—	—	3.3	0.7	4.0	4.0
Net change in fair value of derivatives, net of taxes of $1.2	—	—	—	1.8	—	1.8	1.8
Changes in unrecognized amounts of pension benefits, net of taxes of $0.3	—	—	—	0.7	—	0.7	0.7
Issuances of common stock under stock plans	—	7.8	—	—	—	7.8
Purchases of common stock	—	(4.5)	—	—	—	(4.5)
Amortization of unearned nonvested shares	—	1.6	—	—	—	1.6
Share-based compensation expense	—	2.8	—	—	—	2.8
Contributions from noncontrolling interests	—	—	—	—	0.7	0.7
Distributions to noncontrolling interests	—	—	—	—	(2.0)	(2.0)

Comprehensive income							62.5
Comprehensive income attributable to noncontrolling interests							(2.5)

Comprehensive income attributable to Collective Brands, Inc.							$60.0

Balance at May 1, 2010	$0.7	$42.4	$776.3	$(16.5)	$29.9	$832.8

Balance at January 29, 2011	$0.6	$(2.5)	$834.9	$(10.1)	$31.5	$854.4

Net earnings	—	—	26.4	—	1.8	28.2	$28.2
Translation adjustments	—	—	—	7.7	0.3	8.0	8.0
Net change in fair value of derivatives, net of taxes of $0.6	—	—	—	1.2	—	1.2	1.2
Changes in unrecognized amounts of pension benefits, net of taxes of $0.3	—	—	—	0.8	—	0.8	0.8
Issuances of common stock under stock plans	—	1.7	—	—	—	1.7
Purchases of common stock	—	(1.9)	(2.5)	—	—	(4.4)
Amortization of unearned nonvested shares	—	1.8	—	—	—	1.8
Share-based compensation expense	—	0.9	—	—	—	0.9
Distributions to noncontrolling interests	—	—	—	—	(3.0)	(3.0)

Comprehensive income							38.2
Comprehensive income attributable to noncontrolling interests							(2.1)

Comprehensive income attributable to Collective Brands, Inc.							$36.1

Balance at April 30, 2011	$0.6	$—	$858.8	$(0.4)	$30.6	$889.6

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	13 Weeks Ended
	April 30,	May 1,
	2011	2010

Operating Activities:
Net earnings	$28.2	$56.0
Adjustments for non-cash items included in net earnings:
Loss on disposal of assets	2.2	1.0
Depreciation and amortization	33.2	34.3
Provision for losses on accounts receivable	0.2	0.6
Share-based compensation expense	3.5	4.8
Deferred income taxes	(0.7)	1.9
Loss on extinguishment of debt	—	0.8
Changes in working capital
Accounts receivable	(30.3)	(21.6)
Inventories	(41.2)	(23.0)
Prepaid expenses and other current assets	(4.0)	(11.4)
Accounts payable	(3.4)	32.1
Accrued expenses	(25.4)	(19.5)
Changes in other assets and liabilities, net	(3.6)	(2.8)

Cash flow (used in) provided by operating activities	(41.3)	53.2

Investing Activities:
Capital expenditures	(10.8)	(19.8)

Cash flow used in investing activities	(10.8)	(19.8)

Financing Activities:
Repayment of debt	(1.3)	(79.7)
Issuances of common stock	1.7	7.8
Purchases of common stock	(4.4)	(4.5)
Contributions by noncontrolling interests	—	0.7
Distribution to noncontrolling interests	(3.0)	(2.0)

Cash flow used in financing activities	(7.0)	(77.7)

Effect of exchange rate changes on cash	5.4	3.2

Decrease in cash and cash equivalents	(53.7)	(41.1)
Cash and cash equivalents, beginning of year	324.1	393.5

Cash and cash equivalents, end of quarter	$270.4	$352.4

Supplemental cash flow information:
Interest paid	$13.9	$16.5
Income taxes paid	$6.2	$4.6
Non-cash investing activities:
Accrued capital expenditures	$23.0	$10.0
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 — Interim Results
These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 61-103) in the Company’s 2010 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items included in these statements are based upon estimates for the entire year. The Condensed Consolidated Balance Sheet as of January 29, 2011 has been derived from the audited financial statements at that date.
The Company’s operations in the Central and South American Regions operate as consolidated joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is comprised of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Jamaica, Nicaragua, Panama and Trinidad & Tobago. The South American Region is comprised of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. The results for the thirteen week period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 28, 2012.
Note 2 — Intangible Assets and Goodwill
The following is a summary of the Company’s intangible assets:

	April 30,	May 1,	January 29,
(dollars in millions)	2011	2010	2011

Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$24.8	$30.4	$24.8
Less: accumulated amortization	(20.2)	(23.3)	(19.8)

Carrying amount, end of period	4.6	7.1	5.0

Customer relationships:
Gross carrying amount	74.2	76.3	74.2
Less: accumulated amortization	(47.3)	(39.3)	(45.2)

Carrying amount, end of period	26.9	37.0	29.0

Trademarks and other intangible assets:
Gross carrying amount	38.5	38.9	38.5
Less: accumulated amortization	(10.5)	(7.3)	(9.6)

Carrying amount, end of period	28.0	31.6	28.9

Carrying amount of intangible assets subject to amortization	59.5	75.7	62.9
Indefinite-lived trademarks	365.5	365.5	365.5

Total intangible assets	$425.0	$441.2	$428.4

Amortization expense on intangible assets is as follows:

	13 Weeks Ended
	April 30,	May 1,
(dollars in millions)	2011	2010

Amortization expense on intangible assets	$3.4	$4.7

The Company expects amortization expense for the remainder of 2011 and the following four years to be as follows (in millions):

Year	Amount
Remainder of 2011	$10.1
2012	11.1
2013	9.5
2014	8.1
2015	5.9
The following presents the carrying amount of goodwill, by reporting segment:

	April 30,	May 1,	January 29,
(dollars in millions)	2011	2010	2011

PLG Wholesale	$239.6	$239.6	$239.6
Payless Domestic	40.2	40.2	40.2

Total	$279.8	$279.8	$279.8

Note 3 — Long-Term Debt
The following is a summary of the Company’s long-term debt and capital lease obligations:

	April 30,	May 1,	January 29,
(dollars in millions)	2011	2010	2011

Term Loan Facility (1)	$488.1	$593.7	$489.4
Senior subordinated notes (2)	174.2	173.8	174.1
Revolving loan facility (3)	—	—	—
Capital-lease obligations	1.0	1.0	1.0
Other long-term debt	—	1.2	—

Total debt	663.3	769.7	664.5
Less: current maturities of long-term debt	5.1	6.1	5.1

Long-term debt	$658.2	$763.6	$659.4

(1)	As of April 30, 2011, May 1, 2010 and January 29, 2011, the fair value of the Company’s Term Loan was $488.1 million, $587.0 million and $489.4 million, respectively, based on market conditions and perceived risks as of those dates.

(2)	As of April 30, 2011, May 1, 2010 and January 29, 2011, the fair value of the Company’s senior subordinated notes was $178.1 million, $179.8 million and $177.8 million, respectively, based on trading activity as of those dates.

(3)	As of April 30, 2011, the Company’s borrowing base on its revolving loan facility was $264.9 million less $29.9 million in outstanding letters of credit, or $235.0 million. The variable interest rate, including the applicable variable margin at April 30, 2011, was 1.15%.
As of April 30, 2011, the Company was in compliance with all of its debt covenants related to its outstanding debt.
Note 4 — Derivatives
The Company has entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million term loan facility (“interest rate contract”). The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of April 30, 2011, the Company has hedges remaining on $220 million of its $488.1 million outstanding Term Loan Facility balance.
The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through October 2011. As of April 30, 2011, the Company has hedged $15.5 million of its forecasted foreign currency purchases.
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

		Fair Value
	Location on Condensed	April 30,	May 1,	January 29,
(dollars in millions)	Consolidated Balance Sheet	2011	2010	2011

Interest rate contract	Other liabilities	$0.6	$4.3	$1.3
Interest rate contract	Accrued expenses	$4.1	$7.7	$6.1
Foreign currency contracts	Accrued expenses	$0.9	$0.4	$0.4
Foreign currency contracts	Other current assets	$0.2	$—	$0.1
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

	Loss Recognized in OCI on			Loss Reclassified from AOCI into
	Derivatives			Earnings
	13 Weeks Ended		Location on Condensed	13 Weeks Ended
	April 30,	May 1,	Consolidated Statement of	April 30,	May 1,
(dollars in millions)	2011	2010	Earnings	2011	2010

Interest rate contract	$(0.2)	$(0.2)	Interest expense	$(1.6)	$(2.2)
Foreign currency contracts	$(0.2)	$(0.3)	Cost of sales	$—	$(0.1)
The Company expects $4.1 million of the fair value of the interest rate contract and $0.7 million of the fair value of the foreign currency contracts recorded in AOCI to be recognized in earnings during the next 12 months. These amounts may vary based on actual changes to LIBOR and foreign currency exchange rates.
Note 5 — Fair Value Measurements
The Company’s estimates of the fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in valuation, gives the highest priority to quoted prices in active markets, and requires that observable inputs be used in the valuations when available. The three levels of the hierarchy are as follows:
Level 1: observable inputs such as quoted prices in active markets

Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis. The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
		Significant	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Other Inputs	Inputs
(dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of April 30, 2011:
Financial Assets:
Money market funds	$149.3	$—	$—	$149.3
Foreign currency contracts(2)	$—	$0.2	$—	$0.2
Financial Liabilities:
Interest rate contract(1)	$—	$4.7	$—	$4.7
Foreign currency contracts(2)	$—	$0.9	$—	$0.9

As of May 1, 2010:
Financial Assets:
Money market funds	$244.4	$—	$—	$244.4
Financial Liabilities:
Interest rate contract(1)	$—	$12.0	$—	$12.0
Foreign currency contracts(2)	$—	$0.4	$—	$0.4

As of January 29, 2011:
Financial Assets:
Money market funds	$174.8	$—	$—	$174.8
Foreign currency contracts(2)	$—	$0.1	$—	$0.1
Financial Liabilities:
Interest rate contract(1)	$—	$7.4	$—	$7.4
Foreign currency contracts(2)	$—	$0.4	$—	$0.4

(1)	The fair value of the interest rate contract is determined using a mark-to-market valuation technique based on an observable interest rate yield curve and adjusting for credit risk.

(2)	The fair value of the foreign currency contracts are determined using a mark-to-market technique based on observable foreign currency exchange rates and adjusting for credit risk.
Note 6 — Pension Plans
The Company has a pension plan that covers a select group of management employees (“Payless Plan”), a pension plan that covers certain PLG employees (“PLG Plan”) and a pension plan that covers certain employees in Asia (“Asia Plan”). To calculate pension expense, the Company uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods.
Payless Plan
The Payless Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were:

	13 Weeks Ended
	April 30,	May 1,
(dollars in millions)	2011	2010

Components of pension expense:
Service cost	$0.2	$0.2
Interest cost	0.5	0.5
Amortization of prior service cost	0.4	0.4
Amortization of actuarial loss	0.4	0.3

Total	$1.5	$1.4

PLG Plan
The PLG Plan is a noncontributory defined benefit pension plan covering certain eligible PLG associates. The components of pension expense for the plan were:

	13 Weeks Ended
	April 30,	May 1,
(dollars in millions)	2011	2010

Components of pension expense:
Interest cost	$1.2	$1.1
Expected return on net assets	(1.3)	(1.2)
Amortization of actuarial loss	0.3	0.3

Total	$0.2	$0.2

Asia Plan
The Asia Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of employees in Asia. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were not significant for the thirteen weeks ended April 30, 2011 and May 1, 2010.
Note 7 — Share-Based Compensation
Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock-settled stock appreciation rights (“stock-settled SARs”), cash-settled stock appreciation rights (“cash-settled SARs”), as well as full value vehicles in the form of nonvested shares and nonvested share units ( “nonvested shares and nonvested share units”) and phantom stock units (“phantom nonvested share units”).

The number of shares for grants made in the thirteen weeks ended April 30, 2011 and May 1, 2010 are as follows:

	April 30, 2011		May 1, 2010
		Maximum share		Maximum Share
	Share units	equivalents	Share units	equivalents
Stock-settled SARs(1):
Vest in installments over 3 years	213,141	118,412	720,125	400,069
Cliff vest after 3 years	—	—	12,200	6,778

(1)	All of the stock-settled SARs issued by the Company in the periods presented contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted. The appreciation cap is limited to 125% of the fair market value of the underlying common stock on the grant date of the SAR, meaning that the maximum shares issuable under a SAR is 0.56 shares per SAR.

	13 Weeks Ended
	April 30,	May 1,
	2011	2010

Nonvested shares and nonvested share units:
Vest in installments over 3 years	—	313,363
Vest in installments over 2 years	—	77,231
Cliff vest after 3 years	156,687	—
Performance grant — vest in installments over 3 years(2)	131,078	77,227
Performance grant — cliff vest after 3 years(2)	92,583	—

Phantom nonvested share units:
Vest in installments over 3 years	—	18,033
Cliff vest after 3 years	1,350	—
Performance grant — vest in installments over 3 years(2)	450	—
Performance grant — cliff vest after 3 years(2)	6,584	—

Cash-settled SARs:
Vest in installments over 3 years	—	19,497

(2)	Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of April 30, 2011, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.
The total fair value of share grants for the 13 weeks ended April 30, 2011 and May 1, 2010 is $9.5 million and $17.0 million, respectively.
Total share-based compensation expense is summarized as follows:

	13 Weeks Ended
	April 30,	May 1,
(dollars in millions)	2011	2010
Cost of sales	$0.9	$1.2
Selling, general and administrative expenses	2.6	3.6

Share-based compensation expense before income taxes	3.5	4.8
Tax benefit	(1.3)	(1.8)

Share-based compensation expense after income taxes	$2.2	$3.0

Included in this amount is $0.4 million of expense that was recognized as a result of the grants made in 2011. No amount of share-based compensation was capitalized. As of April 30, 2011, the Company had unrecognized compensation expense related to nonvested awards of $23.8 million, which is expected to be recognized over a weighted average period of 1.1 years.
Note 8 — Income Taxes
The Company’s effective income tax rate on continuing operations was 10.8% during the thirteen weeks ended April 30, 2011, compared to 17.2% during the thirteen weeks ended May 1, 2010. The Company recorded $2.2 million of favorable discrete events in the thirteen weeks ended April 30, 2011 and $1.9 million of favorable discrete events in the thirteen weeks ended May 1, 2010. The Company expects its effective tax rate to differ from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate and the on-going implementation of tax efficient business initiatives. The favorable difference in the overall effective tax rate for 2011 compared to 2010 is due to a decrease in the proportion of pre-tax income in relatively high tax rate jurisdictions as well as an increase in the proportion of income in relatively lower tax rate jurisdictions.
The Company has unrecognized tax benefits, inclusive of related interest and penalties, of $59.1 million and $66.5 million as of April 30, 2011 and May 1, 2010, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $27.2 million and $40.5 million, respectively.
The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at April 30, 2011 will decrease by up to $25.9 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $6.5 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through 2007. The Company’s income tax returns in Hong Kong are open for examination from 2002 through present. The Company has certain state and foreign income tax returns in the process of examination or administrative appeal.
Note 9 — Earnings Per Share
Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and stock-settled SARs. For all years presented, the Company used the two-class method to calculate earnings per share. Earnings per share has been computed as follows:

	13 Weeks Ended
	April 30,	May 1,
(dollars in millions, except per share amounts; shares in thousands)	2011	2010

Net earnings attributable to Collective Brands, Inc.	$26.4	$54.2
Less: net earnings allocated to participating securities(1)	0.3	0.8

Net earnings available to common shareholders	$26.1	$53.4

Weighted average shares outstanding — basic	60,655	63,421
Net effect of dilutive stock options	195	395
Net effect of dilutive stock-settled SARs	840	806

Weighted average shares outstanding — diluted	61,690	64,622

Basic earnings per share attributable to common shareholders	$0.43	$0.84
Diluted earnings per share attributable to common shareholders	$0.42	$0.83

(1)	Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding.
The Company excluded approximately 3.1 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen weeks ended April 30, 2011 and approximately 1.9 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen weeks ended May 1, 2010 because to include them would have been antidilutive. Certain grants that are subject to performance conditions for vesting are considered antidilutive if the performance conditions are not met as of the end of the reporting period.
Note 10 — Segment Reporting
The Company has four reporting segments: (i) Payless Domestic, (ii) Payless International, (iii) PLG Wholesale and (iv) PLG Retail. The Company has defined its reporting segments as follows:
(i)	The Payless Domestic reporting segment is comprised primarily of domestic retail stores under the Payless ShoeSource name, the Company’s sourcing unit and Collective Licensing.

(ii)	The Payless International reporting segment is comprised of international retail stores under the Payless ShoeSource name in Canada, the South American Region, the Central American Region, Puerto Rico, and the U.S. Virgin Islands, as well as franchising arrangements under the Payless ShoeSource name.

(iii)	The PLG Wholesale reporting segment consists of PLG’s global wholesale operations.

(iv)	The PLG Retail reporting segment consists of PLG’s owned Stride Rite children’s stores, PLG’s outlet stores, store-in-stores at select Macy’s Department Stores and Sperry Top-Sider retail stores.

Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $8.8 million and $8.8 million during the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the Company’s reporting segments is as follows:

	13 Weeks Ended
	April 30,	May 1,
(dollars in millions)	2011	2010
Reporting segment net sales:
Payless Domestic	$498.4	$546.6
Payless International	97.5	100.0
PLG Wholesale	212.5	173.4
PLG Retail	60.6	58.8

Total net sales	$869.0	$878.8

Reporting segment operating profit:
Payless Domestic	$13.0	$49.3
Payless International	3.0	7.1
PLG Wholesale	25.3	23.3
PLG Retail	1.1	1.9

Total operating profit	$42.4	$81.6

	April 30,	May 1,	January 29,
(dollars in millions)	2011	2010	2011
Reporting segment total assets:
Payless Domestic	$1,039.9	$1,138.2	$1,039.3
Payless International	253.3	215.3	258.4
PLG Wholesale	916.3	860.4	905.3
PLG Retail	74.1	66.3	65.5

Total assets	$2,283.6	$2,280.2	$2,268.5

Note 11 — Commitments and Contingencies
There are no pending legal proceedings other than ordinary and routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations and cash flows.
Note 12 — Impact of Recently Issued Accounting Standards
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). Certain provisions of ASU No. 2010-06 are effective for fiscal years beginning after December 15, 2010. These provisions, which amended Subtopic 820-10, require the Company to present as separate line items all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation for fair value measurements. The adoption of this provision did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company is currently evaluating ASU 2011-04 and has not yet determined the impact the adoption will have on the Company’s Condensed Consolidated Financial Statements.
Note 13 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of April 30, 2011, May 1, 2010 and January 29, 2011

were $5.2 million, $8.5 million and $12.7 million, respectively. Total borrowings with these financial institutions as of May 1, 2010 were $1.2 million. There were no borrowings with these financial institutions as of April 30, 2011 and January 29, 2011.
Note 14 — Subsidiary Guarantors of Senior Notes — Condensed Consolidating Financial Information
The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the Condensed Consolidating Statements of Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and total Condensed Consolidated Collective Brands, Inc. and Subsidiaries for the thirteen week periods ended April 30, 2011, and May 1, 2010, Condensed Consolidating Balanced Sheets as of April 30, 2011, May 1, 2010, and January 29, 2011, and the Condensed Consolidating Statements of Cash Flows for the thirteen week periods ended April 30, 2011, and May 1, 2010. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent within other assets.
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS
(dollars in millions)

	13 Weeks Ended April 30, 2011
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$772.6	$388.6	$(292.2)	$869.0
Cost of sales	—	522.7	302.8	(266.4)	559.1

Gross margin	—	249.9	85.8	(25.8)	309.9
Selling, general and administrative expenses	1.0	227.3	65.0	(25.8)	267.5

Operating (loss) profit	(1.0)	22.6	20.8	—	42.4
Interest expense	12.8	7.1	—	(9.0)	10.9
Interest income	—	(9.1)	—	9.0	(0.1)
Equity in earnings of subsidiaries	(35.3)	(16.1)	—	51.4	—

Earnings before income taxes	21.5	40.7	20.8	(51.4)	31.6
(Benefit) provision for income taxes	(4.9)	5.4	2.9	—	3.4

Net earnings	26.4	35.3	17.9	(51.4)	28.2
Net earnings attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)

Net earnings attributable to Collective Brands, Inc.	$26.4	$35.3	$16.1	$(51.4)	$26.4

	13 Weeks Ended May 1, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$777.9	$363.1	$(262.2)	$878.8
Cost of sales	—	501.8	281.2	(240.9)	542.1

Gross margin	—	276.1	81.9	(21.3)	336.7
Selling, general and administrative expenses	0.9	217.9	57.6	(21.3)	255.1

Operating (loss) profit	(0.9)	58.2	24.3	—	81.6
Interest expense	7.0	9.6	—	(3.2)	13.4
Interest income	—	(3.4)	—	3.2	(0.2)
Loss on early extinguishment of debt	—	0.8	—	—	0.8
Equity in earnings of subsidiaries	(59.3)	(22.7)	—	82.0	—

Earnings before income taxes	51.4	73.9	24.3	(82.0)	67.6
(Benefit) provision for income taxes	(2.8)	14.6	(0.2)	—	11.6

Net earnings	54.2	59.3	24.5	(82.0)	56.0
Net earnings attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)

Net earnings attributable to Collective Brands, Inc.	$54.2	$59.3	$22.7	$(82.0)	$54.2

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in millions)

	As of April 30, 2011
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$113.7	$156.7	$—	$270.4
Accounts receivable, net	—	133.9	30.1	(17.6)	146.4
Inventories	—	457.6	131.5	(13.2)	575.9
Current deferred income taxes	—	22.7	7.6	—	30.3
Prepaid expenses	33.3	15.0	12.8	—	61.1
Other current assets	—	276.6	172.9	(429.4)	20.1

Total current assets	33.3	1,019.5	511.6	(460.2)	1,104.2

Property and Equipment:
Land	—	6.7	—	—	6.7
Property, buildings and equipment	—	1,238.0	220.8	—	1,458.8
Accumulated depreciation and amortization	—	(894.8)	(147.2)	—	(1,042.0)

Property and equipment, net	—	349.9	73.6	—	423.5

Intangible assets, net	—	396.8	28.2	—	425.0
Goodwill	—	143.0	136.8	—	279.8
Deferred income taxes	—	—	10.5	—	10.5
Other assets	1,578.7	933.9	12.1	(2,484.1)	40.6

Total Assets	$1,612.0	$2,843.1	$772.8	$(2,944.3)	$2,283.6

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Accounts payable	—	138.1	237.0	(79.9)	295.2
Accrued expenses	112.9	384.2	35.0	(373.9)	158.2

Total current liabilities	112.9	527.4	272.0	(453.8)	458.5

Long-term debt	637.1	483.0	37.1	(499.0)	658.2
Deferred income taxes	—	64.1	1.3	—	65.4
Other liabilities	3.0	192.2	16.7	—	211.9
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	859.0	1,576.4	415.1	(1,991.5)	859.0
Noncontrolling interests	—	—	30.6	—	30.6

Total equity	859.0	1,576.4	445.7	(1,991.5)	889.6

Total Liabilities and Equity	$1,612.0	$2,843.1	$772.8	$(2,944.3)	$2,283.6

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in millions)

	As of May 1, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$196.5	$155.9	$—	$352.4
Accounts receivable, net	—	102.5	23.1	(9.0)	116.6
Inventories	—	376.7	99.9	(9.2)	467.4
Current deferred income taxes	—	31.0	7.3	—	38.3
Prepaid expenses	13.6	35.2	12.5	—	61.3
Other current assets	—	252.8	205.7	(438.7)	19.8

Total current assets	13.6	994.7	504.4	(456.9)	1,055.8

Property and Equipment:
Land	—	6.9	—	—	6.9
Property, buildings and equipment	—	1,218.4	202.6	—	1,421.0
Accumulated depreciation and amortization	—	(843.2)	(132.4)	—	(975.6)

Property and equipment, net	—	382.1	70.2	—	452.3

Intangible assets, net	—	406.1	35.1	—	441.2
Goodwill	—	141.8	138.0	—	279.8
Deferred income taxes	—	—	7.2	—	7.2
Other assets	1,436.5	995.9	2.8	(2,391.3)	43.9

Total Assets	$1,450.1	$2,920.6	$757.7	$(2,848.2)	$2,280.2

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$6.1	$—	$—	$6.1
Accounts payable	—	156.0	164.3	(95.0)	225.3
Accrued expenses	7.5	470.9	40.2	(357.6)	161.0
Current liabilities of discontinued operations	—	—	—	—	—

Total current liabilities	7.5	633.0	204.5	(452.6)	392.4

Long-term debt	636.7	587.6	88.3	(549.0)	763.6
Deferred income taxes	—	63.3	1.9	—	65.2
Other liabilities	3.0	207.0	16.7	(0.5)	226.2
Noncurrent liabilities of discontinued operations	—	—	—	—	—
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	802.9	1,429.7	416.4	(1,846.1)	802.9
Noncontrolling interests	—	—	29.9	—	29.9

Total equity	802.9	1,429.7	446.3	(1,846.1)	832.8

Total Liabilities and Equity	$1,450.1	$2,920.6	$757.7	$(2,848.2)	$2,280.2

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in millions)

	As of January 29, 2011
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$122.4	$201.7	$—	$324.1
Accounts receivable, net	—	103.4	21.2	(10.2)	114.4
Inventories	—	418.5	122.5	(9.3)	531.7
Current deferred income taxes	—	23.1	7.6	—	30.7
Prepaid expenses	28.4	15.8	10.9	—	55.1
Other current assets	—	276.9	150.9	(405.6)	22.2

Total current assets	28.4	960.1	514.8	(425.1)	1,078.2

Property and Equipment:
Land	—	6.7	—	—	6.7
Property, buildings and equipment	—	1,233.1	211.5	—	1,444.6
Accumulated depreciation and amortization	—	(878.5)	(140.5)	—	(1,019.0)

Property and equipment, net	—	361.3	71.0	—	432.3

Intangible assets, net	—	399.4	29.0	—	428.4
Goodwill	—	142.9	136.9	—	279.8
Deferred income taxes	—	—	10.1	—	10.1
Other assets	1,538.6	916.4	22.1	(2,437.4)	39.7

Total Assets	$1,567.0	$2,780.1	$783.9	$(2,862.5)	$2,268.5

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Accounts payable	—	140.0	237.1	(89.7)	287.4
Accrued expenses	103.8	376.4	32.9	(328.7)	184.4

Total current liabilities	103.8	521.5	270.0	(418.4)	476.9

Long-term debt	637.0	484.3	67.1	(529.0)	659.4
Deferred income taxes	—	64.0	1.4	—	65.4
Other liabilities	3.3	191.9	17.2	—	212.4
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	822.9	1,518.4	396.7	(1,915.1)	822.9
Noncontrolling interests	—	—	31.5	—	31.5

Total equity	822.9	1,518.4	428.2	(1,915.1)	854.4

Total Liabilities and Equity	$1,567.0	$2,780.1	$783.9	$(2,862.5)	$2,268.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollars in millions)

	13 Weeks Ended April 30, 2011
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$26.4	$35.3	$17.9	$(51.4)	$28.2
Adjustments for non-cash items included in net earnings	0.1	32.5	5.8	—	38.4
Changes in working capital	4.2	(70.0)	(38.2)	(0.3)	(104.3)
Other, net	(28.0)	(27.8)	0.5	51.7	(3.6)

Cash flow provided by (used in) operating activities	2.7	(30.0)	(14.0)	—	(41.3)

Investing Activities:
Capital expenditures	—	(7.4)	(3.4)	—	(10.8)

Cash flow used in investing activities	—	(7.4)	(3.4)	—	(10.8)

Financing Activities:
Net proceeds (repayments) of debt	—	28.7	(30.0)	—	(1.3)
Net purchases of common stock	(2.7)	—	—	—	(2.7)
Net distributions to noncontrolling interests	—	—	(3.0)	—	(3.0)

Cash flow (used in) provided by financing activities	(2.7)	28.7	(33.0)	—	(7.0)
Effect of exchange rate changes on cash	—	—	5.4	—	5.4

Decrease in cash and cash equivalents	—	(8.7)	(45.0)	—	(53.7)
Cash and cash equivalents, beginning of year	—	122.4	201.7	—	324.1

Cash and cash equivalents, end of quarter	$—	$113.7	$156.7	$—	$270.4

	13 Weeks Ended May 1, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$54.2	$59.3	$24.5	$(82.0)	$56.0
Adjustments for non-cash items included in net earnings	0.1	38.3	5.0	—	43.4
Changes in working capital	(9.0)	3.8	(37.9)	(0.3)	(43.4)
Other, net	(48.6)	(87.8)	51.3	82.3	(2.8)

Cash flow (used in) provided by operating activities	(3.3)	13.6	42.9	—	53.2

Investing Activities:
Capital expenditures	—	(17.2)	(2.6)	—	(19.8)

Cash flow used in investing activities	—	(17.2)	(2.6)	—	(19.8)

Financing Activities:
Net repayment of debt or notes	—	(79.7)	—	—	(79.7)
Net issuances of common stock	3.3	—	—	—	3.3
Net distributions to noncontrolling interests	—	—	(1.3)	—	(1.3)

Cash flow provided by (used in) financing activities	3.3	(79.7)	(1.3)	—	(77.7)
Effect of exchange rate changes on cash	—	—	3.2	—	3.2

(Decrease) increase in cash and cash equivalents	—	(83.3)	42.2	—	(41.1)
Cash and cash equivalents, beginning of year	—	279.8	113.7	—	393.5

Cash and cash equivalents, end of quarter	$—	$196.5	$155.9	$—	$352.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property and employment matters; the inability to renew material leases, licenses or contracts upon their expiration on acceptable terms; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of increasing competitive pressure from mass market discount and off-price retailers; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; the risk that we will not be able to integrate recently acquired businesses successfully, or that such integration will take longer than anticipated; expected cost savings or synergies from acquisitions will not be achieved or unexpected costs will be incurred; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures or franchised operations; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to our 2010 Annual Report on Form 10-K for the fiscal year ended January 29, 2011, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our Condensed Consolidated Financial Statements and the accompanying notes thereto included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 29, 2011, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended January 29, 2011. MD&A includes the following sections:
•	Our Business — a brief description of our business and key 2011 events.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the 13 weeks ended April 30, 2011 and May 1, 2010 as presented in our Condensed Consolidated Financial Statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the 13 weeks ended April 30, 2011 and May 1, 2010 as presented in our Condensed Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — an update, since January 29, 2011, of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business
Collective Brands, Inc. consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing. We operate a hybrid business model that includes retail, wholesale, licensing and franchising businesses. Payless is one of the largest footwear retailers in the Western Hemisphere and is dedicated to democratizing fashion and design in footwear and accessories and inspiring fun, fashion possibilities for the family at a great value. PLG markets products at wholesale and retail for children and adults under brand names that include Saucony®, Sperry Top-Sider®, Stride Rite® and Keds®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.
We measure the performance of our business using several metrics, but rely primarily on net sales, same-stores sales, operating profit from continuing operations, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), net debt and free cash flow (see “Non-GAAP Financial Measures” section). We also measure the performance of our business using our reporting segments’ net sales and operating profit (see “Reporting Segment Review of Operations” section).
Key 2011 Events
During the first quarter of 2011, weak retail sales in North America drove down our overall results. Sales in our Payless Domestic segment decreased $48.2 million from the first quarter of 2010. At the same time, we had continued strong sales in our PLG Wholesale segment and in Payless Latin America. As we examined our performance, there are two major causal factors which affected many U.S. mass market retailers including us:
•	unusually cold weather in the northern tier of the United States and Canada

•	a downturn in the economic conditions facing a segment of our core consumer base
In the northern half of the U.S., significantly colder and wetter weather in March and April negated the expected benefit of a later, and presumably warmer, Easter holiday. Sales in our northern stores, which make up almost half of Payless’ North American retail sales, generated about two-thirds of our sales decline for that region. The colder weather was also evidenced by sandal sales which were nearly $30 million below last year, representing over 50% of the Payless North America retail sales decline.
We saw a continued decline in traffic, and this was a difficult quarter for many of our core Payless consumers. During the quarter, gas prices rose 25% while food price inflation increased, limiting dollars available for discretionary spending. In addition, while the unemployment rate improved slightly from last year among African-Americans and Hispanics, two of our core customer groups, it remained persistently high. The combination of weather and economic pressure on the consumer effectively eliminated much of the spike in Easter sales we typically experience.
Going forward, we plan to increase our promotional activity and messaging. On a very targeted basis, we will focus moderated price increases and deeper promotions to those zones which are most price sensitive — especially our children’s shoes — and talk to that compelling, promotional value. We will further expand our direct marketing promotions, so more price sensitive consumers can take advantage of coupon offers. We will utilize our new markdown optimization tool to take markdowns earlier in the product lifecycle, and we will implement a “Hot Deal of the Week” program, providing a significant discount on a single style each week we are not on a buy one, get one half off promotion.
In addition, we are in the process of selectively expanding assortments to better serve specific customer segments in unique stores. Approximately 1,800 stores, in one of five groups, will each receive new styles, targeted at consumers in their specific trade area. This targeted test program will hit stores for back to school. As these pricing and assortment changes are rolled out, we will continually monitor their effectiveness and make sure they are delivering the planned results.
Footwear product costs were higher in the first quarter of 2011 on like products by approximately 6% as several initiatives helped to mitigate costs such as:
•	continuing to move more product sourcing outside of China and to less expensive facilities and regions within China. By the end of 2011, we expect to have 25% of production moved to outside of China; and

•	utilizing combined procurement and value engineering in product design.
To mitigate cost increases we cannot offset, we intend to manage operating expenses and raise prices selectively within the Collective Brands portfolio as consumer demand elasticity and competitive conditions allow. In the second and third quarters of 2011, we anticipate like footwear year-over-year costs to increase over 10%.

If the economic condition of certain segments of our core customer base does not improve, our financial results may continue to be negatively impacted. Continued underperformance increases the potential for impairments of long-lived assets, goodwill and other intangible assets.
Consolidated Review of Operations
The following table presents the components of costs and expenses, as a percent of net sales, for the first quarter ended April 30, 2011 (“2011”) and May 1, 2010 (“2010”):

	First Quarter
	2011	2010

Net sales	100.0%	100.0%
Cost of sales	64.3	61.7

Gross margin	35.7	38.3
Selling, general and administrative expense	30.8	29.0

Operating profit	4.9	9.3
Interest expense, net	1.3	1.4
Loss on early extinguishment of debt	—	0.1

Net earnings before income taxes	3.6	7.8
Effective income tax rate*	10.8	17.2

Net earnings	3.2	6.4
Net earnings attributable to noncontrolling interests	(0.2)	(0.2)

Net earnings attributable to Collective Brands, Inc.	3.0%	6.2%

*	Percent of pre-tax earnings
Net Earnings Attributable to Collective Brands, Inc.
First quarter 2011 net earnings attributable to Collective Brands, Inc. was $26.4 million, or $0.42 per diluted share, down 51% versus first quarter 2010 results of $54.2 million, or $0.83 per diluted share. The decrease in net earnings attributable to Collective Brands, Inc. was primarily driven by decreased gross margins and increased selling, general and administrative expenses.
Net Sales
Other than total net sales, the table below summarizes net sales information for our retail stores. Stores operated under franchise agreements are excluded from these calculations. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for the week. Our Payless and Stride Rite children’s e-commerce businesses are considered stores in this calculation.
Percent increases (decreases) are as follows:

	First Quarter
	2011	2010

Total net sales	(1.1)%	1.8%
Same-store sales	(7.4)	(1.2)
Average selling price per unit	4.1	(1.4)
Unit volume	(10.7)	(0.6)
Footwear average selling price per unit	8.4	0.2
Footwear unit volume	(14.6)	(3.9)
Non-footwear average selling price per unit	(5.3)	5.6
Non-footwear unit volume	1.0	10.8
Please refer to “Reporting Segment Review of Operations” below for the further details on the changes in net sales for each of our reporting units.
Cost of Sales
Cost of sales was $559.1 million in the 2011 first quarter, up 3.1% from $542.1 million in the 2010 first quarter. The increase in cost of sales from 2010 to 2011 is primarily due to the impact of higher product costs and a greater mix of wholesale products, which have higher cost of sales than our retail products.

Gross Margin
Gross margin rate for the first quarter of 2011 was 35.7%, compared to a gross margin rate of 38.3% in the first quarter of 2010. The gross margin rate decreased principally due to lower sales, higher product costs, and a greater mix of wholesale sales, which generate lower gross margins than retail.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $267.5 million in the first quarter of 2011, an increase of 4.9% from $255.1 million in the first quarter of 2010. As a percentage of net sales, SG&A expenses were 30.8% of net sales in the first quarter of 2011 versus 29.0% in the first quarter of 2010. The increase in SG&A expenses for the first quarter of 2011 compared to 2010 is primarily due to continued marketing and sales investments in the PLG Wholesale reporting segment, the timing of certain marketing investments in the Payless Domestic reporting segment and new stores in the Payless International and PLG Retail segments.
Interest Expense (Income)
Interest income and expense components were:

	First Quarter
(dollars in millions)	2011	2010

Interest expense	$10.9	$13.4
Interest income	(0.1)	(0.2)

Interest expense, net	$10.8	$13.2

The decline in interest expense in the first quarter of 2011 from the first quarter of 2010 is primarily a result of less outstanding debt. The decline in interest income in the first quarter of 2011 from the first quarter of 2010 is primarily a result of a lower invested cash balance.
Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt relates to the acceleration of deferred debt costs on our Term Loan Facility in proportion to the $79.7 million extinguished in the first quarter of 2010.
Income Taxes
Our effective income tax rate on continuing operations was 10.8% during the first quarter of 2011 as compared to 17.2% in the first quarter of 2010. We recorded $2.2 million of favorable discrete events in the thirteen weeks ended April 30, 2011 and $1.9 million of favorable discrete events in the thirteen weeks ended May 1, 2010. The favorable difference in the overall effective tax rate for 2011 compared to 2010 is due to a decrease in the proportion of pre-tax income in relatively high tax rate jurisdictions as well as an increase in the proportion of income in relatively lower tax rate jurisdictions.
We have unrecognized tax benefits, inclusive of related interest and penalties, of $59.1 million and $66.5 million as of April 30, 2011 and May 1, 2010, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $27.2 million and $40.5 million, respectively.
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at April 30, 2011 will decrease by up to $25.9 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $6.5 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
Our Condensed Consolidated Balance Sheet as of April 30, 2011 includes deferred tax assets, net of related valuation allowances, of approximately $159.3 million. In assessing the future realization of these assets, we concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon management’s belief that we will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.
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
We use adjusted earnings before interest, income taxes, depreciation and amortization (“adjusted EBITDA”) as a non-GAAP performance measure because we believe it reflects the Company’s core operating performance by excluding the impact of the effect of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. The following table presents the reconciliation of net earnings to non-GAAP adjusted EBITDA:

	First Quarter
(dollars in millions)	2011	2010

Net earnings	$28.2	$56.0
Provision for income taxes	3.4	11.6
Net interest expense (including loss on early extinguishment of debt)	10.8	14.0
Depreciation and amortization	32.6	33.6

Adjusted EBITDA	$75.0	$115.2

The decrease in adjusted EBITDA in the first quarter of 2011 compared to the first quarter of 2010 is primarily driven by lower gross margins and an increase in selling, general and administrative expenses.
We also use free cash flow, defined as cash flow provided by operating activities less capital expenditures, as a non-GAAP performance measure because we believe it provides useful information about our liquidity, our ability to make investments and to service debt. The following table presents our calculation of free cash flow:

	First Quarter
(dollars in millions)	2011	2010

Cash flow (used in) provided by operating activities	$(41.3)	$53.2
Less: Capital expenditures	10.8	19.8

Free cash flow	$(52.1)	$33.4

The decrease in free cash flow is primarily related to a decline in cash flow provided by operating activities as a result of changes in accounts payable, lower earnings, and increases in inventory. During the first quarter of 2010, we extended payment terms with our merchandise vendors and accordingly experienced a one-time favorable impact to operating cash flows.
Finally, we use net debt, defined as total debt less cash and cash equivalents, as a non-GAAP performance measure as we believe it provides useful information about the relationship between our long-term debt obligations and our cash and cash equivalents balance at a point in time. The following table presents our calculation of net debt:

	First Quarter
(dollars in millions)	2011	2010

Total debt	$663.3	$769.7
Less: cash and cash equivalents	270.4	352.4

Net debt	$392.9	$417.3

Net debt decreased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the decrease in total debt as a result of debt repayments in 2010, which were funded by cash provided by operations.
Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail. We evaluate the performance of our reporting segments based on segment net sales and segment operating profit. The following table reconciles reporting segment net sales to consolidated net sales and reporting segment operating profit to our consolidated operating profit for the first quarter of 2011 and 2010:

	First Quarter
	April 30,	May 1,
(dollars in millions)	2011	2010

Reporting segment net sales:
Payless Domestic	$498.4	$546.6
Payless International	97.5	100.0
PLG Wholesale	212.5	173.4
PLG Retail	60.6	58.8

Total net sales	$869.0	$878.8

Reporting segment operating profit:
Payless Domestic	$13.0	$49.3
Payless International	3.0	7.1
PLG Wholesale	25.3	23.3
PLG Retail	1.1	1.9

Total operating profit	$42.4	$81.6

The following table presents the change in store count during the first quarter of 2011 and 2010 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless	Payless
	Domestic	International	PLG Retail	Total

First Quarter 2011:
Beginning store count	3,794	667	383	4,844
Stores opened	13	4	4	21
Stores closed	(19)	(1)	(4)	(24)

Ending store count	3,788	670	383	4,841

First Quarter 2010:
Beginning store count	3,827	643	363	4,833
Stores opened	13	5	13	31
Stores closed	(9)	(3)	—	(12)

Ending store count	3,831	645	376	4,852

As of April 30, 2011, we franchised 79 Payless and 10 PLG Retail stores compared to 13 Payless stores as of May 1, 2010. These stores are not reflected in the table above.
The total square footage for our retail stores as of April 30, 2011 and May 1, 2010 was approximately 14.6 million and 14.7 million, respectively. These square footage numbers do not include our franchised stores.
Payless Domestic Segment Operating Results
The Payless Domestic reporting segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing.

	First Quarter
			Percent change
(dollars in millions)	2011	2010	2011 vs. 2010

Net sales	$498.4	$546.6	(8.8)%
Operating profit	$13.0	$49.3	(73.6)%
Operating profit as % of net sales	2.6%	9.0%
For the first quarter of 2011, net sales for the Payless Domestic reporting segment decreased 8.8% or $48.2 million, to $498.4 million, from the first quarter of 2010. The decrease in net sales from 2010 to 2011 is primarily due to lower comparable store sales and fewer stores. The sales declines were primarily sandals, athletics, and children’s departments offset, in part, by gains in fitness, boots, and women’s casuals.
As a percentage of net sales, operating profit decreased to 2.6% for the first quarter of 2011 compared to 9.0% in the first quarter of 2010. The percentage decrease is principally due to the deleveraging of fixed costs as a result of the decline in net sales as well as higher product costs.

Payless International Segment Operating Results
Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands, as well as franchising arrangements under the Payless ShoeSource name. For all periods presented, our franchising operations were not significant.

	First Quarter
			Percent change
(dollars in millions)	2011	2010	2011 vs. 2010

Net sales	$97.5	$100.0	(2.5)%
Operating profit	$3.0	$7.1	(57.7)%
Operating profit as % of net sales	3.1%	7.1%
For the first quarter of 2011, net sales for the Payless International reporting segment decreased 2.5% or $2.5 million, to $97.5 million, from the first quarter of 2010. Significant sales declines in Canada, primarily due to unfavorable weather, drove the sales decline. This decline was offset by comparable store sales gains in Latin America.
As a percentage of net sales, operating profit decreased to 3.1% for the first quarter of 2011 compared to 7.1% in the first quarter of 2010. The percentage decrease is primarily due to the deleveraging of fixed costs in Canada due to the decline in net sales.
PLG Wholesale Segment Operating Results
The PLG Wholesale reporting segment is comprised of PLG’s wholesale operations, which primarily includes sales from the Stride Rite, Sperry Top-Sider, Saucony and Keds brands.

	First Quarter
			Percent change
(dollars in millions)	2011	2010	2011 vs. 2010

Net sales	$212.5	$173.4	22.5%
Operating profit	$25.3	$23.3	8.6%
Operating profit as % of net sales	11.9%	13.4%
For the first quarter of 2011, net sales for the PLG Wholesale reporting segment increased 22.5% or $39.1 million, to $212.5 million, from the first quarter of 2010. The increase in net sales is due to increases in all four brands, led by Sperry Top-Sider and Saucony.
As a percentage of net sales, operating profit decreased to 11.9% for the first quarter of 2011 compared to 13.4% in the first quarter of 2010. The percentage decrease was primarily due higher product costs in the first quarter of 2011 compared to the first quarter of 2010.
PLG Retail Segment Operating Results
The PLG Retail reporting segment consists of PLG’s owned Stride Rite children’s stores, PLG’s outlet stores, store-in-stores at select Macy’s Department Stores and Sperry Top-Sider retail stores.

	First Quarter
			Percent change
(dollars in millions)	2011	2010	2011 vs. 2010

Net sales	$60.6	$58.8	3.1%
Operating profit	$1.1	$1.9	(42.1)%
Operating profit as % of net sales	1.8%	3.2%
For the first quarter of 2011, net sales for the PLG Retail reporting segment increased 3.1% or $1.8 million, to $60.6 million, from the first quarter of 2010. The increase in revenues from external customers was primarily due to an increase in the number of stores, partially offset by lower comparable store sales.
As a percentage of net sales, operating profit decreased to 1.8% for the first quarter of 2011 compared to 3.2% in the first quarter of 2010. The percentage decrease was primarily due the impact of higher product costs and a less favorable channel mix in 2011 compared to 2010.

Liquidity and Capital Resources
We ended the first quarter of 2011 with a cash and cash equivalents balance of $270.4 million, a decrease of $82.0 million from the 2010 first quarter. The year-to-year decrease was due primarily to debt repayments, capital expenditures and share repurchases, partially offset by cash generated from operations.
As of April 30, 2011, our foreign subsidiaries and joint ventures had $150.7 million in cash located in financial institutions outside of the United States. A portion of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
As of April 30, 2011, the borrowing base on our Revolving Loan Facility was $264.9 million less $29.9 million in outstanding letters of credit, or $235.0 million. The variable interest rate including the applicable variable margin at April 30, 2011 was 1.15%. We had no borrowings on our Revolving Loan Facility at any time during the first quarter of 2011.
We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than 4.0 to 1. As of April 30, 2011, our leverage ratio, as defined in our Term Loan Facility agreement, was 1.9 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants on our Loan Facilities for the next twelve months. Further, we believe that our liquid assets, cash generated from operations and amounts available under our Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for at least the next twelve months.
Cash Flow (Used in) Provided by Operating Activities
Cash flow used in operations was $41.3 million in the first three months of 2011, compared with cash flow provided by operations of $53.2 million in the same period in 2010. The decrease in cash flow from operations in the first quarter of 2011 as compared to the first quarter of 2010 is primarily due to changes in accounts payable, lower earnings, and increases in inventory. During the first quarter of 2010, we extended payment terms with our merchandise vendors and accordingly experienced a one-time favorable impact to operating cash flows.
Cash Flow Used in Investing Activities
Our capital expenditures totaled $10.8 million during the first three months of 2011, compared with $19.8 million for the same period in 2010. The decrease in capital expenditures was primarily due to the timing of payments for certain technology and store investments in 2011 compared to 2010. Total capital expenditures in 2011 are expected to be approximately $105 million compared to $98 million in 2010. We intend to use internal cash and cash flow from operations to finance all of these expenditures.
Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Quarter
	2011		2010
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Stock repurchase program	$2.0	93	$2.8	125
Employee stock purchase, deferred compensation and stock incentive plans	2.4	118	1.7	74

	$4.4	211	$4.5	199

Under the terms of our Credit Facilities, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.
Contractual Obligations
For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 29, 2011. There have been no significant developments with respect to our contractual obligations since January 29, 2011.

Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	April 30,	May 1,	January 29,
	2011	2010	2011

Debt-capitalization Ratio*	43.6%	49.0%	44.7%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 65.5%, 69.7% and 66.7%, respectively, for the periods referred to above.
Critical Accounting Policies
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 29, 2011. There have been no changes to our critical accounting policies since January 29, 2011.
New Accounting Standards
See Note 12 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at April 30, 2011; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate contract for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of April 30, 2011, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s debt, which totals $268.1 million, would impact pretax interest expense by approximately $2.7 million annually or approximately $0.7 million per quarter.
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
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. During 2005, the PRC government adopted an exchange rate system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under this “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of April 29, 2011, the last day of trading in our quarter, the exchange rate was 6.50 Yuan per U.S. dollar compared to 6.82 Yuan per U.S. dollar at the end of our first quarter 2010 and 6.57 Yuan per U.S. dollar at the end of our 2010 fiscal year.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS
For more information regarding our risk factors, see Item 1A in our Form 10-K for the year ended January 29, 2011. There have been no changes to the risk factors disclosed in our 2010 Annual Report on Form 10-K, other than the addition of the following risk factor:
Our Payless Domestic Reporting Segment is Heavily Influenced by the Economic Condition of our Core Customer Base
Our Payless Domestic reporting segment is highly dependant on the disposable income of our core customer base. High unemployment and rising prices for staple products like gasoline and food are factors that have a particularly negative impact on the disposable income of our core customer base. If the economic condition of certain segments of our core customer base does not improve, our financial results may be negatively impacted. Also, any deterioration in the general economic conditions for our core customer base could adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended April 30, 2011, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number of
			Shares Purchased	Approximate Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet Be
	of Shares	Price	Announced Plans	Purchased Under the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands) (3)	(in millions)

01/30/11 — 2/26/11	3	$21.85	—	$139.0
02/27/11 — 04/02/11	165	20.83	53	137.9
04/03/11 — 04/30/11	43	21.83	40	137.0

Total	211	$21.04	93	$137.0 (2)

(1)	Includes an aggregate of approximately 118 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.

(3)	All amounts represent share repurchases as a result of consideration from stock option exercises.
ITEM 4. RESERVED
ITEM 6. EXHIBITS
(a)	Exhibits:

Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President -Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer, President and Chairman of the Board*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President — Chief Financial Officer and Treasurer*

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Earnings (Unaudited) for the 13 Weeks Ended April 30, 2011 and May 1, 2010; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of April 30, 2011, May 1, 2010 and January 29, 2011; (iii) the Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited) for the 13 Weeks Ended April 30, 2011 and May 1, 2010; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended April 30, 2011 and May 1, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text.**

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTIVE BRANDS, INC.
Date: May 25, 2011	By:	/s/ Matthew E. Rubel
Matthew E. Rubel
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)

Date: May 25, 2011	By:	/s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)