Form 10-Q
period 2011-07-30
COLLECTIVE BRANDS, INC.
filed 2011-08-31
CIK 1060232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011
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
Common Stock, $.01 par value
60,568,803 shares as of August 25, 2011

COLLECTIVE BRANDS, INC.
FORM 10-Q
FOR THE FISCAL QUARTER ENDED JULY 30, 2011
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements. (unaudited)

Condensed Consolidated Statements of (Loss) Earnings for the 13 Weeks and 26 Weeks Ended July 30, 2011 and July 31, 2010	3

Condensed Consolidated Balance Sheets as of July 30, 2011, July 31, 2010 and January 29, 2011	4

Condensed Consolidated Statements of Equity and Comprehensive Income for the 26 Weeks Ended July 30, 2011 and July 31, 2010	5

Condensed Consolidated Statements of Cash Flows for the 26 Weeks Ended July 30, 2011 and July 31, 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4. Reserved	40

Item 6. Exhibits	40

Signatures

Certification pursuant to Section 302 of the CEO
Certification pursuant to Section 302 of the Division SVP, CFO and Treasurer
Certification pursuant to Section 906 of the CEO
Certification pursuant to Section 906 of the Division SVP, CFO and Treasurer
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS
(UNAUDITED)
(dollars and shares in millions, except per share)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net sales	$882.4	$841.3	$1,751.4	$1,720.1
Cost of sales	673.9	552.2	1,233.0	1,094.3

Gross margin	208.5	289.1	518.4	625.8
Selling, general and administrative expenses	260.9	252.4	528.4	507.5
Impairment of goodwill	10.0	—	10.0	—

Operating (loss) profit	(62.4)	36.7	(20.0)	118.3
Interest expense	10.0	12.2	20.9	25.6
Interest income	(0.1)	(0.1)	(0.2)	(0.3)
Loss on early extinguishment of debt	—	—	—	0.8

Net (loss) earnings before income taxes	(72.3)	24.6	(40.7)	92.2
(Benefit) Provision for income taxes	(39.0)	2.6	(35.6)	14.2

Net (loss) earnings	(33.3)	22.0	(5.1)	78.0
Net earnings attributable to noncontrolling interests	(1.7)	(0.9)	(3.5)	(2.7)

Net (loss) earnings attributable to Collective Brands, Inc.	$(35.0)	$21.1	$(8.6)	$75.3

(Loss) earnings per share attributable to Collective Brands, Inc. common shareholders:
Basic	$(0.58)	$0.33	$(0.14)	$1.17
Diluted	$(0.58)	$0.32	$(0.14)	$1.15

Weighted average shares outstanding:
Basic	60.3	63.5	60.5	63.5
Diluted	60.3	64.2	60.5	64.4
See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(dollars in millions)

	July 30,	July 31,	January 29,
	2011	2010	2011

ASSETS
Current Assets:
Cash and cash equivalents	$234.8	$333.9	$324.1
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of July 30, 2011, July 31, 2010 and January 29, 2011 of $7.1, $5.3 and $6.0, respectively	171.8	133.1	114.4
Inventories	585.0	497.5	531.7
Deferred income taxes	36.5	37.6	30.7
Prepaid expenses	59.8	59.3	55.1
Other current assets	20.3	20.0	22.2

Total current assets	1,108.2	1,081.4	1,078.2

Property and Equipment:
Land	6.0	6.9	6.7
Property, buildings and equipment	1,437.3	1,438.6	1,444.6
Accumulated depreciation and amortization	(1,059.9)	(997.8)	(1,019.0)

Property and equipment, net	383.4	447.7	432.3

Intangible assets, net	390.7	437.0	428.4
Goodwill	269.8	279.8	279.8
Deferred income taxes	6.8	7.1	10.1
Other assets	39.4	42.8	39.7

Total Assets	$2,198.3	$2,295.8	$2,268.5

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$5.1	$7.3	$5.1
Accounts payable	310.0	225.6	287.4
Accrued expenses	154.4	168.7	184.4

Total current liabilities	469.5	401.6	476.9

Long-term debt	657.0	761.0	659.4
Deferred income taxes	40.6	65.8	65.4
Other liabilities	186.1	222.4	212.4
Commitments and contingencies (Note 12)
Equity:
Collective Brands, Inc. shareowners’ equity	816.5	817.4	822.9
Noncontrolling interests	28.6	27.6	31.5

Total equity	845.1	845.0	854.4

Total Liabilities and Equity	$2,198.3	$2,295.8	$2,268.5

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME
(UNAUDITED)
(dollars in millions)

	Collective Brands, Inc. Shareowners’
	Outstanding	Additional		Accumulated Other	Non-
	Common	Paid-in	Retained	Comprehensive	controlling	Total	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Interests	equity	Income

Balance at January 30, 2010	$0.7	$34.7	$722.1	$(22.3)	$28.7	$763.9

Net earnings	—	—	75.3	—	2.7	78.0	$78.0
Translation adjustments	—	—	—	1.0	0.7	1.7	1.7
Net change in fair value of derivatives, net of taxes of $1.7	—	—	—	2.3	—	2.3	2.3
Changes in unrecognized amounts of pension benefits, net of taxes of $0.6	—	—	—	0.9	—	0.9	0.9
Issuances of common stock under stock plans	—	8.1	—	—	—	8.1
Purchases of common stock	—	(14.1)	—	—	—	(14.1)
Amortization of unearned nonvested shares	—	3.6	—	—	—	3.6
Share-based compensation expense	—	5.1	—	—	—	5.1
Contributions from noncontrolling interests	—	—	—	—	1.5	1.5
Distributions to noncontrolling interests	—	—	—	—	(6.0)	(6.0)

Comprehensive income							82.9
Comprehensive income attributable to noncontrolling interests							(3.4)

Comprehensive income attributable to Collective Brands, Inc.							$79.5

Balance at July 31, 2010	$0.7	$37.4	$797.4	$(18.1)	$27.6	$845.0

Balance at January 29, 2011	$0.6	$(2.5)	$834.9	$(10.1)	$31.5	$854.4

Net (loss) earnings	—	—	(8.6)	—	3.5	(5.1)	$(5.1)
Translation adjustments	—	—	—	6.0	0.6	6.6	6.6
Net change in fair value of derivatives, net of taxes of $1.7	—	—	—	2.7	—	2.7	2.7
Changes in unrecognized amounts of pension benefits, net of taxes of $0.9	—	—	—	1.9	—	1.9	1.9
Issuances of common stock under stock plans	—	1.8	—	—	—	1.8
Purchases of common stock	—	(7.3)	(10.9)	—	—	(18.2)
Amortization of unearned nonvested shares	—	4.2	—	—	—	4.2
Share-based compensation expense	—	3.8	—	—	—	3.8
Distributions to noncontrolling interests	—	—	—	—	(7.0)	(7.0)

Comprehensive income							6.1
Comprehensive income attributable to noncontrolling interests							(4.1)

Comprehensive income attributable to Collective Brands, Inc.							$2.0

Balance at July 30, 2011	$0.6	$—	$815.4	$0.5	$28.6	$845.1

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(dollars in millions)

	26 Weeks Ended
	July 30,	July 31,
	2011	2010

Operating Activities:
Net (loss) earnings	$(5.1)	$78.0
Adjustments for non-cash items included in net (loss) earnings:
Loss on impairment and disposal of assets	36.3	3.1
Impairment of goodwill and indefinite-lived tradenames	41.1	—
Depreciation and amortization	66.4	69.2
Provision for losses on accounts receivable	0.4	0.5
Share-based compensation expense	8.6	8.9
Deferred income taxes	(29.3)	2.4
Loss on extinguishment of debt	—	0.8
Changes in working capital
Accounts receivable	(56.6)	(38.6)
Inventories	(50.8)	(54.0)
Prepaid expenses and other current assets	(3.4)	(6.2)
Accounts payable	21.9	32.2
Accrued expenses	(29.4)	(16.0)
Changes in other assets and liabilities, net	(22.9)	(2.8)

Cash flow (used in) provided by operating activities	(22.8)	77.5

Investing Activities:
Capital expenditures	(42.3)	(46.8)

Cash flow used in investing activities	(42.3)	(46.8)

Financing Activities:
Repayment of debt	(2.6)	(81.3)
Issuances of common stock	1.8	8.1
Purchases of common stock	(18.2)	(14.1)
Contributions by noncontrolling interests	—	1.5
Distribution to noncontrolling interests	(7.0)	(6.0)

Cash flow used in financing activities	(26.0)	(91.8)

Effect of exchange rate changes on cash	1.8	1.5

Decrease in cash and cash equivalents	(89.3)	(59.6)
Cash and cash equivalents, beginning of year	324.1	393.5

Cash and cash equivalents, end of quarter	$234.8	$333.9

Supplemental cash flow information:
Interest paid	$20.9	$25.2
Income taxes paid	$15.9	$10.7
Non-cash investing activities:
Accrued capital expenditures	$13.2	$11.2
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
The Company’s operations in the Central and South American Regions operate as consolidated joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is comprised of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Jamaica, Nicaragua, Panama and Trinidad & Tobago. The South American Region is comprised of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. The results for the twenty-six week period ended July 30, 2011 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 28, 2012.
Note 2 — Asset Impairment
If an indicator of impairment exists, the Company reviews property and equipment on a store-by-store basis to determine whether the carrying amount of the asset exceeds its fair value. The Company models estimated future cash flows on a store-by-store basis and compares the present value, using an appropriate discount rate, of these cash flows to the carrying amount of the assets to determine if impairment exists. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses as well as any potential for changes related to occupancy costs, store closures and transfer sales. These assumptions are based upon the stores’ past and expected future performance. To the extent the estimates for revenue growth, gross margin rates, and store expense projections are not realized, the Company could record an impairment charge.
In the second quarter of 2011, due to underperformance in certain retail businesses, the Company revised its projections used in determining whether its store assets were impaired. This impairment test indicated that $44.7 million of the Company’s assets had a fair value of $10.6 million and, as such, the Company recorded a $34.1 million impairment charge. The following table summarizes the asset impairment charges by reporting segment:

	13 Weeks Ended			26 Weeks Ended
	July 30,	July 31,	Increase	July 30,	July 31,	Increase
(dollars in millions)	2011	2010	(Decrease)	2011	2010	(Decrease)

Payless Domestic	$27.3	$1.1	$26.2	$28.6	$1.1	$27.5
Payless International	2.8	0.3	2.5	2.8	0.3	2.5
PLG Wholesale	0.7	—	0.7	0.7	—	0.7
PLG Retail	3.3	0.2	3.1	3.3	0.2	3.1

Total	$34.1	$1.6	$32.5	$35.4	$1.6	$33.8

Note 3 — Intangible Assets and Goodwill
Intangible Assets other than Goodwill

The impairment test for indefinite-lived tradenames compares each tradename’s fair value to its book value. If the book value of a tradename exceeds its fair value, the tradename is considered impaired and the Company recognizes an impairment charge for the difference. The fair values of the Company’s tradenames are determined using either the relief from royalty method or the excess earnings method, which are forms of the income approach. The relief from royalty method is based on the theory that the owner of the tradename is relieved of paying a royalty or license fee for the use of the tradename. The excess earnings method calculates the value of the tradename by discounting its future cash flows.
Management judgment is a significant factor in determining whether an indicator of impairment for tradenames has occurred. The Company relies on estimates in determining the fair value of each tradename, which include the following critical quantitative factors:
•	Anticipated future revenues and long-term growth rates for each tradename. The relief from royalty and excess earnings methods rely on the timing and estimates of future revenues, including an estimate of long-term growth rates. The Company’s projections of future revenues are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates.

•	Reasonable market royalty rate for each tradename. The relief from royalty approach used to determine fair value requires selection of appropriate royalty rates for each tradename. The rates selected depend upon, among other things, licensing agreements involving similar tradenames, historical and forecasted operating profit for each tradename and qualitative factors such as market awareness, history, longevity, and market size.

•	Selection of an appropriate discount rate. The relief from royalty and excess earnings methods require the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in the Company’s industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants is used in the weighted average cost of capital analysis. Because the selection of the discount rate is dependent on several variables, the discount rate may change from year to year.
In the second quarter of 2011, due to underperformance in certain retail businesses, the Company revised certain financial projections. These revisions indicated a potential impairment of certain indefinite lived tradenames and, as such, required an assessment of the fair value of these indefinite-lived tradenames to determine if their book value exceeded their fair value. This assessment indicated that the book value of certain indefinite-lived tradenames exceeded their fair value and the Company recognized $31.1 million of pre-tax impairment charges in cost of sales. Of the $31.1 million pre-tax impairment charge, $23.5 million is in the PLG Wholesale reporting segment and $7.6 million is in the Payless Domestic reporting segment.

The following is a summary of the Company’s intangible assets:

	July 30,	July 31,	January 29,
(dollars in millions)	2011	2010	2011

Intangible assets subject to amortization:
Favorable lease rights:
Gross carrying amount	$23.3	$30.4	$24.8
Less: accumulated amortization	(19.4)	(23.8)	(19.8)

Carrying amount, end of period	3.9	6.6	5.0

Customer relationships:
Gross carrying amount	74.2	74.2	74.2
Less: accumulated amortization	(49.5)	(39.9)	(45.2)

Carrying amount, end of period	24.7	34.3	29.0

Trademarks and other intangible assets:
Gross carrying amount	39.0	38.6	38.5
Less: accumulated amortization	(11.3)	(8.0)	(9.6)

Carrying amount, end of period	27.7	30.6	28.9

Carrying amount of intangible assets subject to amortization	56.3	71.5	62.9

Indefinite-lived trademarks	334.4	365.5	365.5

Total intangible assets	$390.7	$437.0	$428.4

Amortization expense on intangible assets is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(dollars in millions)	2011	2010	2011	2010

Amortization expense on intangible assets	$3.1	$4.1	$6.5	$8.4
The Company expects amortization expense for the remainder of 2011 and the following four years to be as follows (in millions):

Year	Amount
Remainder of 2011	$6.8
2012	11.3
2013	9.7
2014	8.3
2015	5.9
Goodwill
     The goodwill impairment test involves a two-step process. The first step is a comparison of each reporting unit’s fair value to its book value. If the book value of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and the Company must complete the second step of the goodwill impairment test. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the book value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, the Company would allocate the fair value to all of the assets and liabilities of the reporting unit in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge for the difference would be recognized.
     The fair value of a reporting unit is determined using a combined income and market approach. The income approach uses a reporting unit’s projection of estimated cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The market approach may involve use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or a similar line of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. The Company considers value indications from both the income approach and market approach in estimating the fair value of each reporting unit in our analysis. The Company also compares the aggregate fair value of our reporting units to our market capitalization plus a control premium at each reporting period.
Management judgment is a significant factor in determining whether an indicator of impairment has occurred. The Company relies on estimates in determining the fair value of each reporting unit, which include the following critical quantitative factors:
•	Anticipated future cash flows and long-term growth rates for each reporting unit. The income approach relies on the timing and estimates of future cash flows, including an estimate of long-term growth rates. The projections use our estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. The Company’s projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield, as well as variances in the typical capital structure of marketplace participants in our industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants is used in the weighted average cost of capital analysis. Because the selection of the discount rate is dependent on several variables, it is possible that the discount rate could change from year to year.
As a result of underperformance of certain retail businesses, the Company revised its financial projections related to its reporting units. These revisions indicated a potential impairment of goodwill and, as such, the fair value of the Company’s reporting units were assessed to determine if their book value exceeded their fair value. As a result of this assessment, the Company determined that the book value of goodwill exceeded its fair value and recognized $10.0 million of pre-tax goodwill impairment charges.
The following presents the carrying amount of goodwill, by reporting segment and reporting unit (dollars in millions):

		July 30,	July 31,	January 29,
Reporting Segment	Reporting Unit	2011	2010	2011

PLG Wholesale	PLG Wholesale	$239.6	$239.6	$239.6
Payless Domestic[1]	Payless Domestic	—	5.9	5.9
Payless Domestic[1]	Collective Licensing	30.2	34.3	34.3

Total		$269.8	$279.8	$279.8

[1]	The Payless Domestic reporting segment includes a goodwill impairment charge of $10.0 million taken in the second quarter of 2011. Cumulative impairment charges for all reporting segments total $52.0 million, $42.0 million of which relate to the PLG Retail reporting segment and $10.0 million of which relate to the Payless Domestic reporting segment.
Note 4 — Long-Term Debt
The following is a summary of the Company’s long-term debt and capital lease obligations:

	July 30,	July 31,	January 29,
(dollars in millions)	2011	2010	2011

Term Loan Facility (1)	$486.8	$592.1	$489.4
Senior Subordinated Notes (2)	174.3	174.0	174.1
Revolving Loan Facility(3)	—	—	—
Capital-lease obligations	1.0	1.0	1.0
Other long-term debt	—	1.2	—

Total debt	662.1	768.3	664.5
Less: current maturities of long-term debt	5.1	7.3	5.1

Long-term debt	$657.0	$761.0	$659.4

(1)	As of July 30, 2011, July 31, 2010 and January 29, 2011, the fair value of the Company’s Term Loan was $478.4 million, $574.4 million and $489.4 million, respectively, based on market conditions and perceived risks as of those dates.

(2)	As of July 30, 2011, July 31, 2010 and January 29, 2011, the fair value of the Company’s senior subordinated notes was $175.6 million, $176.9 million and $177.8 million, respectively, based on trading activity as of those dates.

(3)	As of July 30, 2011, the Company’s borrowing base on its revolving loan facility was $350.0 million less $28.6 million in outstanding letters of credit, or $321.4 million. The variable interest rate, including the applicable variable margin at July 30, 2011, was 1.13%.
As of July 30, 2011, the Company was in compliance with all of its debt covenants related to its outstanding debt.
On August 16, 2011, the Company amended its $350 million Amended and Restated Loan and Guaranty Agreement (“Revolving Loan Facility”) with a $300 million Second Amended and Restated Loan and Guaranty Agreement (“Amended Revolving Loan Facility”). The Amended Revolving Loan Facility is a senior secured loan guaranteed by substantially all the assets of the borrower and the guarantors, having first priority in accounts, inventory and certain related assets. The Amended Revolving Loan Facility matures on August 16, 2016 and bears interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a variable margin of 1.75% to 2.25% or the base rate, as defined in the agreement. The Amended Revolving Loan Facility provides increased flexibility for investments, incurrence of indebtedness and restricted payments including prepayments on its Senior Subordinated Notes, subject to excess line availability tests. The facility will be available as needed for general corporate purposes.
Note 5 — Derivatives
The Company has entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million term loan facility (“interest rate contract”). The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of July 30, 2011, the Company has hedges remaining on $130 million of its $486.8 million outstanding Term Loan Facility balance.
The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through May 2012. As of July 30, 2011, the Company has hedged $10.5 million of its forecasted foreign currency purchases.
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

		Fair Value
	Location on Condensed	July 30,	July 31,	January 29,
(dollars in millions)	Consolidated Balance Sheet	2011	2010	2011

Interest rate contract	Other liabilities	$—	$3.4	$1.3
Interest rate contract	Accrued expenses	$3.3	$7.5	$6.1
Foreign currency contracts	Accrued expenses	$0.3	$0.5	$0.4
Foreign currency contracts	Other current assets	$—	$—	$0.1

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

	Gain (Loss) Recognized in			Loss Reclassified from AOCI into
	OCI on Derivatives			(Loss) Earnings
	13 Weeks Ended		Location on Condensed	13 Weeks Ended
	July 30,	July 31,	Consolidated Statement of	July 30,	July 31,
(dollars in millions)	2011	2010	(Loss) Earnings	2011	2010

Interest rate contract	$0.2	$(1.1)	Interest expense	$(1.1)	$(1.8)
Foreign currency contracts	$0.1	$(0.2)	Cost of sales	$(0.1)	$(0.1)

	Loss Recognized in OCI on			Loss Reclassified from AOCI
	Derivatives			into (Loss) Earnings
	26 Weeks Ended		Location on Condensed	26 Weeks Ended
	July 30,	July 31,	Consolidated Statement	July 30,	July 31,
(dollars in millions)	2011	2010	of (Loss) Earnings	2011	2010

Interest rate contract	$—	$(1.3)	Interest expense	$(2.7)	$(4.0)
Foreign currency contracts	$(0.2)	$(0.5)	Cost of sales	$(0.3)	$(0.1)
The Company expects $3.3 million of the fair value of the interest rate contract and $0.3 million of the fair value of the foreign currency contracts recorded in AOCI to be recognized in earnings during the next 12 months. These amounts may vary based on actual changes to LIBOR and foreign currency exchange rates.
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

The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis. The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
		Significant	Significant
	Quoted Prices in	Observable	Unobservable
	Active Markets	Other Inputs	Inputs
(dollars in millions)	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
As of July 30, 2011:
Financial Assets:
Money market funds	$137.5	$—	$—	$137.5
Financial Liabilities:
Interest rate contract(1)	$—	$3.3	$—	$3.3
Foreign currency contracts(2)	$—	$0.3	$—	$0.3

As of July 31, 2010:
Financial Assets:
Money market funds	$233.0	$—	$—	$233.0
Financial Liabilities:
Interest rate contract(1)	$—	$10.9	$—	$10.9
Foreign currency contracts(2)	$—	$0.5	$—	$0.5

As of January 29, 2011:
Financial Assets:
Money market funds	$174.8	$—	$—	$174.8
Foreign currency contracts(2)	$—	$0.1	$—	$0.1
Financial Liabilities:
Interest rate contract(1)	$—	$7.4	$—	$7.4
Foreign currency contracts(2)	$—	$0.4	$—	$0.4

(1)	The fair value of the interest rate contract is determined using a mark-to-market valuation technique based on an observable interest rate yield curve and adjusting for credit risk.

(2)	The fair value of the foreign currency contracts are determined using a mark-to-market technique based on observable foreign currency exchange rates and adjusting for credit risk.
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
Payless Plan
The Payless Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(dollars in millions)	2011	2010	2011	2010

Components of pension expense:
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	0.4	0.5	0.9	1.0
Amortization of prior service cost	0.4	0.4	0.8	0.8
Amortization of actuarial loss	0.4	0.4	0.8	0.7

Total	$1.4	$1.4	$2.9	$2.8

PLG Plan
The PLG Plan is a noncontributory defined benefit pension plan, which no longer accrues future benefits, covering certain eligible PLG associates. The components of pension expense for the plan were:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(dollars in millions)	2011	2010	2011	2010

Components of pension expense:
Interest cost	$1.2	$1.2	$2.4	$2.3
Expected return on net assets	(1.4)	(1.3)	(2.7)	(2.5)
Amortization of actuarial loss	0.3	0.4	0.6	0.7

Total	$0.1	$0.3	$0.3	$0.5

Asia Plan
The Asia Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of employees in Asia. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were not significant for the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010.
Note 8 — Share-Based Compensation
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

The number of shares for grants made in the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 are as follows:

	13 Weeks Ended				26 Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
		Maximum		Maximum		Maximum		Maximum
	Share	share	Share	Share	Share	share	Share	Share
	units	equivalents	units	equivalents	units	equivalents	units	equivalents
Stock-settled SARs(1):
Vest in installments over 3 years	—	—	3,969	2,205	213,141	118,412	724,094	402,274
Cliff vest after 3 years	—	—	—	—	—	—	12,200	6,778

(1)	All of the stock-settled SARs issued by the Company in the periods presented contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted. The appreciation cap is limited to 125% of the fair market value of the underlying common stock on the grant date of the SAR, meaning that the maximum shares issuable under a SAR is 0.56 shares per SAR.

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

Nonvested shares and nonvested share units:
Vest in installments over 3 years	—	3,673	—	317,036
Vest in installments over 2 years	—	—	—	77,231
Cliff vest after 3 years	4,031	—	160,718	—
Performance grant — vest in installments over 3 years(2)	677	—	131,755	77,227
Performance grant — cliff vest after 3 years(2)	4,880	—	97,463	—

Phantom nonvested share units:
Vest in installments over 3 years	—	—	—	18,033
Cliff vest after 3 years	—	—	1,350	—
Performance grant — vest in installments over 3 years(2)	—	—	450	—
Performance grant — cliff vest after 3 years(2)	—	—	6,584	—

Cash-settled SARs:
Vest in installments over 3 years	—	—	—	19,497

(2)	Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of July 30, 2011, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.
In the second quarter of 2011, 731 thousand stock-settled SARs and 161 thousand nonvested share and share units vested as a result of the departure of the Company’s Chief Executive Officer. These vested shares resulted in $3.2 million of incremental pre-tax share-based compensation expense during the 13 weeks ended July 30, 2011.
The total fair value of share grants for the 26 weeks ended July 30, 2011 and July 31, 2010 is $9.6 million and $17.1 million, respectively. The total fair value of share grants for the 13 weeks ended July 30, 2011 and July 31, 2010 is $0.1 million and $0.1 million, respectively.
Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(dollars in millions)	2011	2010	2011	2010

Cost of sales	$1.3	$1.0	$2.2	$2.2
Selling, general and administrative expenses	3.8	3.1	6.4	6.7

Share-based compensation expense before income taxes	$5.1	$4.1	$8.6	$8.9

Included in this amount is $1.3 million of expense that was recognized as a result of the grants made in 2011. No amount of share-based compensation was capitalized. As of July 30, 2011, the Company had unrecognized compensation expense related to nonvested awards of $15.2 million, which is expected to be recognized over a weighted average period of 0.9 years.
Note 9 — Income Taxes
The Company’s effective income tax benefit rate was 87.5% during the twenty-six weeks ended July 30, 2011, compared to a 15.4% provision rate during the twenty-six weeks ended July 31, 2010. The Company’s effective income tax benefit rate was 53.9% during the thirteen weeks ended July 30, 2011, compared to a 10.6% provision rate during the thirteen weeks ended July 31, 2010. The Company recorded $1.4 million of net favorable discrete events in the twenty-six weeks ended July 30, 2011 and $2.7 million of net favorable discrete events in the twenty-six weeks ended July 31, 2010. The Company’s effective tax rate differs from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate and the on-going implementation of tax efficient business initiatives. In 2011, the Company expects to incur losses in comparatively high-tax jurisdictions and generate income in comparatively low-tax jurisdictions, resulting in a tax benefit rate in excess of the U.S. statutory rate.
The Company has unrecognized tax benefits, inclusive of related interest and penalties, of $38.3 million and $65.9 million as of July 30, 2011 and July 31, 2010, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $24.7 million and $40.0 million, respectively.
The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at July 30, 2011 will decrease by up to $4.1 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $3.4 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through 2007. The Company’s income tax returns in Hong Kong are open for examination from 2002 through present. The Company has certain state and foreign income tax returns in the process of examination or administrative appeal.
Note 10 — Earnings Per Share
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

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(dollars in millions, except per share amounts; shares in thousands)	2011	2010	2011	2010

Net (loss) earnings attributable to Collective Brands, Inc.	$(35.0)	$21.1	$(8.6)	$75.3
Less: net earnings allocated to participating securities(1)	—	0.4	—	1.2

Net (loss) earnings available to common shareholders	$(35.0)	$20.7	$(8.6)	$74.1

Weighted average shares outstanding — basic	60,275	63,498	60,465	63,459
Net effect of dilutive stock options	—	118	—	257
Net effect of dilutive stock-settled SARs	—	567	—	686

Weighted average shares outstanding — diluted	60,275	64,183	60,465	64,402

Basic (loss) earnings per share attributable to common shareholders	$(0.58)	$0.33	$(0.14)	$1.17
Diluted (loss) earnings per share attributable to common shareholders	$(0.58)	$0.32	$(0.14)	$1.15

(1)	Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding.Net losses are not allocated to participating securities.
All of the Company’s stock options and stock-settled SARs outstanding were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2011 as their effects were antidilutive. The Company excluded approximately 4.4 million and 3.2 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 31, 2010 because to include them would have been antidilutive. Certain grants that are subject to performance conditions for vesting are considered antidilutive if the performance conditions are not met as of the end of the reporting period.

Note 11 — Segment Reporting
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
Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $10.1 million and $9.1 million during the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively, and $18.9 million and $17.9 million during the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the Company’s reporting segments is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
(dollars in millions)	2011	2010	2011	2010

Reporting segment net sales:
Payless Domestic	$494.5	$508.0	$992.9	$1,054.6
Payless International	117.2	109.8	214.7	209.8
PLG Wholesale	217.7	174.7	430.2	348.1
PLG Retail	53.0	48.8	113.6	107.6

Total net sales	$882.4	$841.3	$1,751.4	$1,720.1

Reporting segment operating (loss) profit:
Payless Domestic	$(63.8)	$6.8	$(50.8)	$56.1
Payless International	8.6	11.6	11.6	18.7
PLG Wholesale	(0.3)	22.9	25.0	46.2
PLG Retail	(6.9)	(4.6)	(5.8)	(2.7)

Total operating profit	$(62.4)	$36.7	$(20.0)	$118.3

	July 30,	July 31,	January 29,
(dollars in millions)	2011	2010	2011

Reporting segment total assets:
Payless Domestic	$973.2	$1,120.2	$1,039.3
Payless International	218.7	215.5	258.4
PLG Wholesale	931.4	883.9	905.3
PLG Retail	75.0	76.2	65.5

Total assets	$2,198.3	$2,295.8	$2,268.5

Note 12 — Commitments and Contingencies
There are no pending legal proceedings other than ordinary and routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which, individually or in aggregate, the Company expects to have a material impact on its financial position, results of operations and cash flows.

Note 13 — Impact of Recently Issued Accounting Standards
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
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 require companies to display adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income in both net income and OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not believe ASU 2011-05 will have a significant impact on the Company’s Condensed Consolidated Financial Statements.
Note 14 — Related Party Transactions
The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of July 30, 2011, July 31, 2010 and January 29, 2011 were $2.7 million, $5.1 million and $12.7 million, respectively. Total borrowings with these financial institutions as of July 31, 2010 were $1.2 million. There were no borrowings with these financial institutions as of July 30, 2011 and January 29, 2011.
Note 15 — Subsequent Events
During the third quarter of 2011, the Company announced that, as part of its efforts to optimize the performance of its Payless and Stride Rite store fleet, it would close approximately 475 under-performing and low-volume, non-strategic stores in the next three years with more than 300 of those closings coming by the end of this fiscal year. Approximately 270 of the stores slated to close this year are Payless and about 45 are Stride Rite Children’s locations. These actions will be taken to optimize the profitability of markets by removing many low sales volume stores which are cash flow negative or slightly positive but cannot support the assortments and staffing that the Company believes its stores should offer.
In accordance with Accounting Standards Codification (“ASC”) 420, “Exit or Disposal Cost Obligations,” costs associated with this plan, which consist of contract termination costs, employee termination costs, and other exit costs, will be recorded at fair value when they are incurred. The Company estimates that these costs could be in the range of $25 million to $35 million over the next three years, however, the ultimate financial impact of this plan is dependent upon the actual exit transactions. The lease termination costs will be recorded when the stores are closed or lease buyouts are negotiated with the landlords.
The Company also announced that it will adopt a short duration Rights Plan to protect shareholder rights. Under the Rights Plan, the Rights will become exercisable if a person or group acquires 15% or more of Collective Brands, Inc. outstanding common stock. The Record Date for the issuance of the Rights will be September 6, 2011 and the Rights will expire on August 15, 2012 unless earlier redeemed or terminated.
Note 16 — Subsidiary Guarantors of Senior Notes — Condensed Consolidating Financial Information
The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional and joint and several.
The following supplemental financial information sets forth, on a consolidating basis, the Condensed Consolidating Statements of (Loss) Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and total Condensed Consolidated Collective Brands, Inc. and Subsidiaries for the thirteen week and twenty-six week periods ended July 30, 2011, and July 31, 2010, Condensed Consolidating Balance Sheets as of July 30, 2011, July 31, 2010, and January 29, 2011, and the Condensed Consolidating Statements of Cash Flows for the twenty-six week periods ended July 30, 2011, and July 31, 2010. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent within other assets.
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

CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) EARNINGS
(dollars in millions)

	13 Weeks Ended July 30, 2011
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$720.6	$375.3	$(213.5)	$882.4
Cost of sales	—	565.3	324.4	(215.8)	673.9

Gross margin	—	155.3	50.9	2.3	208.5
Selling, general and administrative expenses	1.0	235.5	22.1	2.3	260.9
Impairment of goodwill	—	10.0	—	—	10.0

Operating (loss) profit	(1.0)	(90.2)	28.8	0.0	(62.4)
Interest expense	12.8	6.1	0.2	(9.1)	10.0
Interest income	—	(9.1)	(0.1)	9.1	(0.1)
Equity in earnings of subsidiaries	23.6	(17.7)	—	(5.9)	—

(Loss) earnings before income taxes	(37.4)	(69.5)	28.7	5.9	(72.3)
(Benefit) provision for income taxes	(2.4)	(45.9)	9.3	—	(39.0)

Net (loss) earnings	(35.0)	(23.6)	19.4	5.9	(33.3)
Net earnings attributable to noncontrolling interests	—	—	(1.7)	—	(1.7)

Net (loss) earnings attributable to Collective Brands, Inc.	$(35.0)	$(23.6)	$17.7	$5.9	$(35.0)

	26 Weeks Ended July 30, 2011
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,493.2	$763.9	$(505.7)	$1,751.4
Cost of sales	—	1,088.0	627.2	(482.2)	1,233.0

Gross margin	—	405.2	136.7	(23.5)	518.4
Selling, general and administrative expenses	2.0	462.8	87.1	(23.5)	528.4
Impairment of goodwill	—	10.0	—	—	10.0

Operating (loss) profit	(2.0)	(67.6)	49.6	—	(20.0)
Interest expense	25.6	13.2	0.2	(18.1)	20.9
Interest income	—	(18.2)	(0.1)	18.1	(0.2)
Equity in earnings of subsidiaries	(11.7)	(33.8)	—	45.5	—

(Loss) earnings before income taxes	(15.9)	(28.8)	49.5	(45.5)	(40.7)
(Benefit) provision for income taxes	(7.3)	(40.5)	12.2	—	(35.6)

Net (loss) earnings	(8.6)	11.7	37.3	(45.5)	(5.1)
Net earnings attributable to noncontrolling interests	—	—	(3.5)	—	(3.5)

Net (loss) earnings attributable to Collective Brands, Inc.	$(8.6)	$11.7	$33.8	$(45.5)	$(8.6)

	13 Weeks Ended July 31, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$730.1	$367.2	$(256.0)	$841.3
Cost of sales	—	508.9	276.4	(233.1)	552.2

Gross margin	—	221.2	90.8	(22.9)	289.1
Selling, general and administrative expenses	0.9	214.0	60.4	(22.9)	252.4

Operating (loss) profit	(0.9)	7.2	30.4	—	36.7
Interest expense	12.8	8.3	0.1	(9.0)	12.2
Interest income	—	(9.0)	(0.1)	9.0	(0.1)
Equity in earnings of subsidiaries	(30.0)	(25.0)	—	55.0	—

Earnings before income taxes	16.3	32.9	30.4	(55.0)	24.6
(Benefit) provision for income taxes	(4.8)	2.9	4.5	—	2.6

Net earnings	21.1	30.0	25.9	(55.0)	22.0
Net earnings attributable to noncontrolling interests	—	—	(0.9)	—	(0.9)

Net earnings attributable to Collective Brands, Inc.	$21.1	$30.0	$25.0	$(55.0)	$21.1

	26 Weeks Ended July 31, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,508.0	$730.3	$(518.2)	$1,720.1
Cost of sales	—	1,010.7	557.6	(474.0)	1,094.3

Gross margin	—	497.3	172.7	(44.2)	625.8
Selling, general and administrative expenses	1.8	431.9	118.0	(44.2)	507.5

Operating (loss) profit	(1.8)	65.4	54.7	—	118.3
Interest expense	19.8	17.9	0.1	(12.2)	25.6
Interest income	—	(12.4)	(0.1)	12.2	(0.3)
Loss on early extinguishment of debt	—	0.8	—	—	0.8
Equity in earnings of subsidiaries	(89.3)	(47.7)	—	137.0	—

Earnings before income taxes	67.7	106.8	54.7	(137.0)	92.2
(Benefit) provision for income taxes	(7.6)	17.5	4.3	—	14.2

Net earnings	75.3	89.3	50.4	(137.0)	78.0
Net earnings attributable to noncontrolling interests	—	—	(2.7)	—	(2.7)

Net earnings attributable to Collective Brands, Inc.	$75.3	$89.3	$47.7	$(137.0)	$75.3

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in millions)

	As of July 30, 2011
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$70.3	$164.5	$—	$234.8
Accounts receivable, net	—	159.3	31.6	(19.1)	171.8
Inventories	—	457.7	132.1	(4.8)	585.0
Current deferred income taxes	—	22.1	14.4	—	36.5
Prepaid expenses	35.6	14.4	9.8	—	59.8
Other current assets	—	355.2	147.7	(482.6)	20.3

Total current assets	35.6	1,079.0	500.1	(506.5)	1,108.2

Property and Equipment:
Land	—	6.0	—	—	6.0
Property, buildings and equipment	—	1,219.1	218.2	—	1,437.3
Accumulated depreciation and amortization	—	(912.2)	(147.7)	—	(1,059.9)

Property and equipment, net	—	312.9	70.5	—	383.4

Intangible assets, net	—	363.4	27.3	—	390.7
Goodwill	—	133.5	136.3	—	269.8
Deferred income taxes	—	—	6.8	—	6.8
Other assets	1,558.7	971.1	21.2	(2,511.6)	39.4

Total Assets	$1,594.3	$2,859.9	$762.2	$(3,018.1)	$2,198.3

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Other current liabilities	137.5	591.5	241.9	(506.5)	464.4

Total current liabilities	137.5	596.6	241.9	(506.5)	469.5

Long-term debt	637.1	501.7	36.4	(518.2)	657.0
Deferred income taxes	—	37.0	3.6	—	40.6
Other liabilities	3.2	166.9	16.0	—	186.1
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	816.5	1,557.7	435.7	(1,993.4)	816.5
Noncontrolling interests	—	—	28.6	—	28.6

Total equity	816.5	1,557.7	464.3	(1,993.4)	845.1

Total Liabilities and Equity	$1,594.3	$2,859.9	$762.2	$(3,018.1)	$2,198.3

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in millions)

	As of July 31, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$161.7	$172.2	$—	$333.9
Accounts receivable, net	—	122.9	21.0	(10.8)	133.1
Inventories	—	404.0	102.9	(9.4)	497.5
Current deferred income taxes	—	30.0	7.6	—	37.6
Prepaid expenses	18.5	28.9	11.9	—	59.3
Other current assets	—	281.4	190.3	(451.7)	20.0

Total current assets	18.5	1,028.9	505.9	(471.9)	1,081.4

Property and Equipment:
Land	—	6.9	—	—	6.9
Property, buildings and equipment	—	1,234.2	204.4	—	1,438.6
Accumulated depreciation and amortization	—	(864.6)	(133.2)	—	(997.8)

Property and equipment, net	—	376.5	71.2	—	447.7

Intangible assets, net	—	406.0	31.0	—	437.0
Goodwill	—	142.9	136.9	—	279.8
Deferred income taxes	—	—	7.1	—	7.1
Other assets	1,468.7	958.5	2.8	(2,387.2)	42.8

Total Assets	$1,487.2	$2,912.8	$754.9	$(2,859.1)	$2,295.8

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$6.1	$1.2	$—	$7.3
Other current liabilities	29.9	589.2	242.2	(467.0)	394.3

Total current liabilities	29.9	595.3	243.4	(467.0)	401.6

Long-term debt	636.8	586.0	87.0	(548.8)	761.0
Deferred income taxes	—	64.1	1.7	—	65.8
Other liabilities	3.1	203.7	16.1	(0.5)	222.4
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	817.4	1,463.7	379.1	(1,842.8)	817.4
Noncontrolling interests	—	—	27.6	—	27.6

Total equity	817.4	1,463.7	406.7	(1,842.8)	845.0

Total Liabilities and Equity	$1,487.2	$2,912.8	$754.9	$(2,859.1)	$2,295.8

CONDENSED CONSOLIDATING BALANCE SHEET
(dollars in millions)

	As of January 29, 2011
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$122.4	$201.7	$—	$324.1
Accounts receivable, net	—	103.4	21.2	(10.2)	114.4
Inventories	—	418.5	122.5	(9.3)	531.7
Current deferred income taxes	—	23.1	7.6	—	30.7
Prepaid expenses	28.4	15.8	10.9	—	55.1
Other current assets	—	276.9	150.9	(405.6)	22.2

Total current assets	28.4	960.1	514.8	(425.1)	1,078.2

Property and Equipment:
Land	—	6.7	—	—	6.7
Property, buildings and equipment	—	1,233.1	211.5	—	1,444.6
Accumulated depreciation and amortization	—	(878.5)	(140.5)	—	(1,019.0)

Property and equipment, net	—	361.3	71.0	—	432.3

Intangible assets, net	—	399.4	29.0	—	428.4
Goodwill	—	142.9	136.9	—	279.8
Deferred income taxes	—	—	10.1	—	10.1
Other assets	1,538.6	916.4	22.1	(2,437.4)	39.7

Total Assets	$1,567.0	$2,780.1	$783.9	$(2,862.5)	$2,268.5

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Other current liabilities	103.8	516.4	270.0	(418.4)	471.8

Total current liabilities	103.8	521.5	270.0	(418.4)	476.9

Long-term debt	637.0	484.3	67.1	(529.0)	659.4
Deferred income taxes	—	64.0	1.4	—	65.4
Other liabilities	3.3	191.9	17.2	—	212.4
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	822.9	1,518.4	396.7	(1,915.1)	822.9
Noncontrolling interests	—	—	31.5	—	31.5

Total equity	822.9	1,518.4	428.2	(1,915.1)	854.4

Total Liabilities and Equity	$1,567.0	$2,780.1	$783.9	$(2,862.5)	$2,268.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(dollars in millions)

	26 Weeks Ended July 30, 2011
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net (loss) earnings	$(8.6)	$11.7	$37.3	$(45.5)	$(5.1)
Adjustments for non-cash items included in net earnings	0.2	110.1	13.2	—	123.5
Changes in working capital	26.5	(97.1)	(41.0)	(6.7)	(118.3)
Other, net	(1.7)	(41.3)	(32.1)	52.2	(22.9)

Cash flow provided by (used in) operating activities	16.4	(16.6)	(22.6)	—	(22.8)

Investing Activities:
Capital expenditures	—	(32.9)	(9.4)	—	(42.3)

Cash flow used in investing activities	—	(32.9)	(9.4)	—	(42.3)

Financing Activities:
Net proceeds (repayments) of debt	—	(2.6)	—	—	(2.6)
Net purchases of common stock	(16.4)	—	—	—	(16.4)
Net distributions to noncontrolling interests	—	—	(7.0)	—	(7.0)

Cash flow used in financing activities	(16.4)	(2.6)	(7.0)	—	(26.0)
Effect of exchange rate changes on cash	—	—	1.8	—	1.8

(Decrease) increase in cash and cash equivalents	—	(52.1)	(37.2)	—	(89.3)
Cash and cash equivalents, beginning of year	—	122.4	201.7	—	324.1

Cash and cash equivalents, end of quarter	$—	$70.3	$164.5	$—	$234.8

	26 Weeks Ended July 31, 2010
	Parent	Guarantor	Non-guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating Activities:
Net earnings	$75.3	$89.3	$50.4	$(137.0)	$78.0
Adjustments for non-cash items included in net earnings	0.2	75.1	9.6	—	84.9
Changes in working capital	8.5	(109.4)	18.2	0.1	(82.6)
Other, net	(78.0)	(53.5)	(8.2)	136.9	(2.8)

Cash flow provided by operating activities	6.0	1.5	70.0	—	77.5

Investing Activities:
Capital expenditures	—	(38.3)	(8.5)	—	(46.8)

Cash flow used in investing activities	—	(38.3)	(8.5)	—	(46.8)

Financing Activities:
Net repayment of debt or notes payable	—	(81.3)	—	—	(81.3)
Net purchases of common stock	(6.0)	—	—	—	(6.0)
Net distributions to noncontrolling interests	—	—	(4.5)	—	(4.5)

Cash flow used in financing activities	(6.0)	(81.3)	(4.5)	—	(91.8)
Effect of exchange rate changes on cash	—	—	1.5	—	1.5

(Decrease) increase in cash and cash equivalents	—	(118.1)	58.5	—	(59.6)
Cash and cash equivalents, beginning of year	—	279.8	113.7	—	393.5

Cash and cash equivalents, end of quarter	$—	$161.7	$172.2	$—	$333.9

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
Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our Condensed Consolidated Financial Statements and the accompanying notes thereto included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 29, 2011, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended January 29, 2011. MD&A includes the following sections:
•	Our Business — a brief description of our business and key 2011 events.

•	Consolidated Review of Operations — an analysis of our consolidated results of operations for the 13 and 26 weeks ended July 30, 2011 and July 31, 2010 as presented in our Condensed Consolidated Financial Statements.

•	Reporting Segment Review of Operations — an analysis of our results of operations for the 13 and 26 weeks ended July 30, 2011 and July 31, 2010 as presented in our Condensed Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies — an update, since January 29, 2011, of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

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
We measure the performance of our business using several metrics, but rely primarily on net sales, same-stores sales, operating profit (loss) from continuing operations, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), net debt and free cash flow (see “Non-GAAP Financial Measures” section). We also measure the performance of our business using our reporting segments’ net sales and operating (loss) profit (see “Reporting Segment Review of Operations” section).
Key 2011 Events
During the first six months of 2011, weak retail sales in North America drove down our overall results. Sales in our Payless Domestic segment decreased $61.7 million from the first six months of 2010. At the same time, we had continued strong sales in our PLG Wholesale segment and in Payless Latin America.
Our profitability in the first six months of 2011 was also unfavorably impacted by $83.6 million of pre-tax tangible asset impairment charges, intangible asset impairments, CEO severance and goodwill impairments (“adjustments”).
In the second quarter of 2011, due to a decline in our retail businesses, we recorded non-cash tangible asset impairment charges of $34.1 million, an increase of $32.5 million over the same period last year.
Also in the second quarter of 2011, as a result of the decline in performance of our domestic retail businesses and in connection with the preparation of the financial statements, we revised our financial projections related to certain tradenames and reporting units. These revisions indicated a potential impairment of our goodwill and intangible assets and, as such, we assessed the fair value of these items to determine if their book value exceeded their fair value. As a result of this assessment, we determined that the book value of certain indefinite-lived tradenames and goodwill exceeded their fair value and we recognized $31.1 million of pre-tax impairment charges for our indefinite-lived tradenames and $10.0 million of pre-tax impairment charges for goodwill.
In the second quarter of 2011, we recorded severance charges of $10.0 million related to the departure of our Chief Executive Officer. These charges related to a one-time cash payment of $6.8 million and the acceleration of share-based compensation expense related to outstanding awards of $3.2 million.
Total pre-tax charges related to the items described above are summarized by reporting segment in the following table:

	Payless	Payless	PLG	PLG
(in millions)	Domestic	International	Retail	Wholesale	Total

Impairment of tangible assets – increase from Q2 2010	$26.2	$2.5	$3.1	$0.7	$32.5
Impairment of tradenames	7.6	—	—	23.5	31.1
CEO severance	10.0	—	—	—	10.0
Impairment of goodwill	10.0	—	—	—	10.0

Total	$53.8	$2.5	$3.1	$24.2	$83.6

The CEO severance is recorded within selling, general and administrative expenses on the consolidated statement of (loss) earnings. Tangible asset impairment charges and the impairment of tradenames are recorded within cost of sales on the consolidated statement of (loss) earnings. Impairment of goodwill is recorded as a separate line item on the consolidated statement of (loss) earnings.
Footwear product costs were higher in the first half of 2011 on like—products, which also negatively impacted our financial performance. For the second quarter of 2011, we had a 13% increase in like-product costs primarily due to higher commodity, labor, and transportation costs that impacted all of our reporting segments. Going forward, we expect like-product cost increases in the third quarter will be similar to the second quarter increase and moderate in the fourth quarter.

In response to the decline in performance of certain retail businesses, we announced that, as part of our efforts to optimize the performance of our Payless and Stride Rite store fleet, we would close approximately 475 under-performing and low-volume, non-strategic stores in the next three years with more than 300 of those closings coming by the end of this fiscal year. Approximately 270 of the stores slated to close this year are Payless and about 45 are Stride Rite Children’s locations. These actions will be taken to optimize the profitability of markets by removing many low sales volume stores which are cash flow negative or slightly positive but cannot support the assortments and staffing that we believe our stores should offer.
Costs associated with this plan, which consist of contract termination costs, employee termination costs, and other exit costs, will be recorded at fair value when they are incurred. As of July 30, 2011, we had not yet incurred any of these costs and, as such, there were no exit costs recorded in the second quarter of 2011. We estimate that these costs could be in the range of $25 million to $35 million over the next three years, however, the ultimate financial impact of this plan is dependent upon the actual exit transactions incurred.
In fiscal 2010, stores to be closed this year had sales of approximately $110 million. Non-cash asset impairment charges of $19 million in the second quarter were related to these stores to be closed. Once these stores are closed, we anticipate an annual improvement in operating profit of between $18 million and $22 million including the benefit of estimated sales transfer to remaining locations from closed stores.
In the third quarter of 2011, we announced that our Board of Directors, together with management, will conduct a review of strategic and financial alternatives to further enhance shareholder value. Working with its advisors, the Board and management will explore a full range of alternatives for Collective Brands. The Board stressed that there can be no assurance that this review will result in any additional action, and we will not make any comments until the Board completes its review and has decided upon a specific course of action.
We also announced that we will adopt a short duration Rights Plan to protect shareholder rights. Under the Rights Plan, the Rights will become exercisable if a person or group acquires 15% or more of Collective Brands, Inc. outstanding common stock. The Record Date for the issuance of the Rights will be September 6, 2011 and the Rights will expire on August 15, 2012 unless earlier redeemed or terminated.
Consolidated Review of Operations
The following table presents the components of costs and expenses, as a percent of net sales, for the second quarter and first six months ended July 30, 2011 (“2011”) and July 31, 2010 (“2010”):

	Second Quarter		First Six Months
	2011	2010	2011	2010

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	65.6	70.4	63.6

Gross margin	23.6	34.4	29.6	36.4
Selling, general and administrative expense	29.6	30.0	30.2	29.5
Impairment of goodwill	1.1	—	0.6	—

Operating (loss) profit	(7.1)	4.4	(1.2)	6.9
Interest expense, net	1.1	1.5	1.2	1.4
Loss on early extinguishment of debt	—	—	—	0.1

Net (loss) earnings before income taxes	(8.2)	2.9	(2.4)	5.4
Effective income tax rate*	53.9	10.6	87.5	15.4

Net (loss) earnings	(3.8)	2.6	(0.3)	4.5
Net earnings attributable to noncontrolling interests	(0.2)	(0.1)	(0.2)	(0.2)

Net (loss) earnings attributable to Collective Brands, Inc.	(4.0)%	2.5%	(0.5)%	4.3%

*	Percent of pre-tax earnings
Net (Loss) Earnings Attributable to Collective Brands, Inc.
Second quarter 2011 net loss attributable to Collective Brands, Inc. was $(35.0) million, or $(0.58) per diluted share, versus second quarter 2010 net earnings attributable to Collective Brands, Inc. totaling $21.1 million, or $0.32 per diluted share. The decrease in net earnings attributable to Collective Brands, Inc. was driven by decreased gross margins due to intangible and tangible asset impairment charges, higher product costs and increased promotional activity, as well as increased selling, general and administrative expenses due to CEO severance offset by lower compensation-related expenses.
The net loss attributable to Collective Brands, Inc. for the first six months of 2011 was $(8.6) million, or $(0.14) per diluted share versus earnings attributable to Collective Brands, Inc. for the first six months of 2010 of $75.3 million, or $1.15 per diluted share. The decrease in net earnings attributable to Collective Brands, Inc. was driven by decreased gross margins primarily due to intangible and tangible asset impairment charges, higher product costs and increased promotional activity, as well as increased selling, general and administrative expenses due to CEO severance, offset by lower compensation related charges.
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
Percent increases (decreases) are as follows:

	Second Quarter		First Six Months
	2011	2010	2011	2010

Total net sales	4.9%	0.6%	1.8%	1.2%
Same-store sales	(0.7)	(5.0)	(4.1)	(3.1)
Average selling price per unit	(1.8)	(2.4)	0.8	(1.9)
Unit volume	0.3	(2.7)	(5.1)	(1.6)
Footwear average selling price per unit	3.2	(2.5)	5.5	(1.2)
Footwear unit volume	(5.7)	(3.6)	(10.0)	(3.7)
Non-footwear average selling price per unit	(11.8)	6.3	(8.2)	5.8
Non-footwear unit volume	27.0	1.2	12.2	6.5
Please refer to “Reporting Segment Review of Operations” below for the further details on the changes in net sales for each of our reporting units.
Cost of Sales
Cost of sales was $673.9 million in the second quarter of 2011, up 22.0% from $552.2 million in the second quarter of 2010. The increase in cost of sales from the second quarter 2010 to 2011 is due to the impact of incremental tangible asset impairment charges of $32.5 million and the impairment of tradenames totaling $31.1 million. The increase was also driven by higher product costs in the second quarter of 2011 compared to the second quarter of 2010 and the impact of higher net sales.
Cost of sales was $1,233.0 million in the first six months of 2011, up 12.7% from $1,094.3 million in the first six months of 2010. The increase in cost of sales from 2010 to 2011 is primarily due to the impact of tangible and intangible asset impairment charges, higher product costs and a greater mix of wholesale products, which have a higher cost of sales than our retail products.
Gross Margin
Gross margin rate for the second quarter of 2011 was 23.6%, compared to a gross margin rate of 34.4% in the second quarter of 2010. The decrease in gross margin rate from the second quarter 2010 to 2011 is due to the impact of tangible asset impairment charge increases from the second quarter of 2010 (3.9%) and the impairment of tradenames (3.7%). Higher product costs and more Payless promotional activity in the second quarter of 2011 compared to the second quarter of 2010 also drove the gross margin decline.
Gross margin rate for the first six months of 2011 was 29.6%, compared to a gross margin rate of 36.4% in the first six months of 2010. The gross margin rate decreased principally due to the impact of intangible and tangible asset impairment charges, higher product costs and increased promotional activity.
Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses were $260.9 million in the second quarter of 2011, an increase of 3.4% from $252.4 million in the second quarter of 2010. As a percentage of net sales, SG&A expenses were 29.6% of net sales in the second quarter of 2011 versus 30.0% in the second quarter of 2010. The increase in SG&A expenses for the second quarter of 2011 compared to 2010 is primarily due to the impact of the 2011 CEO severance totaling $10.0 million and continued marketing and sales investments in the PLG Wholesale reporting segment, offset by the impact of lower compensation-related expenses.
SG&A expenses were $528.4 million in the first six months of 2011, an increase of 4.1% from $507.5 million in the first six months of 2010. As a percentage of net sales, SG&A expenses were 30.2% of net sales in the first six months of 2011 versus 29.5% in the first six months of 2010. The increase in SG&A expenses for the first six months of 2011 compared to the first six months 2010 is primarily due to the impact of the 2011 CEO severance totaling $10.0 million and continued marketing and sales investments in the PLG Wholesale reporting segment, offset by the impact of lower compensation-related expenses.
Impairment of Goodwill
We assess goodwill for impairment annually and at any other date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We develop an estimate of the fair value of each reporting unit using both a market approach and an income approach. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit’s goodwill.
A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. In the second quarter of 2011, due to underperformance in our domestic retail businesses, we revised our financial projections related to certain reporting units. These circumstances indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our goodwill to determine if its book value exceeded its fair value. We determined that the book value of our goodwill did exceed its fair value and we recorded an impairment charge of $10.0 million within the Payless Domestic reporting segment.
Interest Expense (Income)
Interest income and expense components were:

	Second Quarter		First Six Months
(dollars in millions)	2011	2010	2011	2010

Interest expense	$10.0	$12.2	$20.9	$25.6
Interest income	(0.1)	(0.1)	(0.2)	(0.3)

Interest expense, net	$9.9	$12.1	$20.7	$25.3

The decline in interest expense in the second quarter and first six months of 2011 from the second quarter and first six months of 2010 is primarily a result of less outstanding debt. The decline in interest income in the first six months of 2011 from the first six months of 2010 is primarily a result of a lower invested cash balance.
Loss on Early Extinguishment of Debt
The loss on early extinguishment of debt relates to the acceleration of deferred debt costs on our Term Loan Facility in proportion to the $78.0 million extinguished in the first six months of 2010.
Income Taxes
Our effective income tax rate benefit was 87.5% during the first six months of 2011 as compared to a 15.4% provision rate in the first six months of 2010. We recorded $1.4 million of net favorable discrete events in the first six months of 2011 and $2.7 million of net favorable discrete events in the first six months of 2010. Our effective tax rate differs from the U.S. statutory rate principally due to the impact of our operations conducted in jurisdictions with rates lower than the U.S. statutory rate and the on-going implementation of tax efficient business initiatives. In 2011, we expect to incur losses in comparatively high-tax jurisdictions and generate income in comparatively low-tax jurisdictions, resulting in a tax benefit rate in excess of the U.S. statutory rate.
We have unrecognized tax benefits, inclusive of related interest and penalties, of $38.3 million and $65.9 million as of July 30, 2011 and July 31, 2010, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $24.7 million and $40.0 million, respectively.
We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at July 30, 2011 will decrease by up to $4.1 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $3.4 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.
Our Condensed Consolidated Balance Sheet as of July 30, 2011 includes deferred tax assets, net of related valuation allowances, of approximately $172.5 million. In assessing the future realization of these assets, we concluded it is more likely than not the assets will be realized. This conclusion was based in large part upon management’s belief that we will generate sufficient quantities of taxable income from operations in future years in the appropriate tax jurisdictions. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.
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
We use adjusted earnings before interest, income taxes, depreciation and amortization (“adjusted EBITDA”) as a non-GAAP performance measure because we believe it reflects the Company’s core operating performance by excluding certain charges and the impact of the effect of financing and investing activities by eliminating the effects of interest, depreciation and amortization costs. The following table presents the reconciliation of net earnings to non-GAAP adjusted EBITDA:

	Second Quarter		First Six Months
(dollars in millions)	2011	2010	2011	2010

Net (loss) earnings	$(33.3)	$22.0	$(5.1)	$78.0
(Benefit) provision for income taxes	(39.0)	2.6	(35.6)	14.2
Net interest expense (including loss on early extinguishment of debt)	9.9	12.1	20.7	26.1
Depreciation and amortization	32.5	34.2	65.1	67.8
Tangible asset impairment charge increase from 2010	32.5	—	33.8	—
Impairment of tradenames	31.1	—	31.1	—
CEO severance	10.0	—	10.0	—
Impairment of goodwill	10.0	—	10.0	—

Adjusted EBITDA	$53.7	$70.9	$130.0	$186.1

The decrease in adjusted EBITDA in the second quarter and first six months of 2011 compared to the second quarter of 2010 is primarily driven by lower gross margins and an increase in selling, general and administrative expenses.
We also use free cash flow, defined as cash flow provided by operating activities less capital expenditures, as a non-GAAP performance measure because we believe it provides useful information about our liquidity, our ability to make investments and to service debt. The following table presents our calculation of free cash flow:

	Second Quarter		First Six Months
(dollars in millions)	2011	2010	2011	2010

Cash flow provided by (used in) operating activities	$18.5	$24.3	$(22.8)	$77.5
Less: Capital expenditures	31.5	27.0	42.3	46.8

Free cash flow	$(13.0)	$(2.7)	$(65.1)	$30.7

The decrease in free cash flow for the second quarter is primarily related to a decrease in cash flow provided by operating activities in the second quarter of 2011. The decrease in free cash flow for the first six months of 2011 is primarily related to a decrease in cash flow provided by operating activities as a result of decreases in net earnings.
Finally, we use net debt, defined as total debt less cash and cash equivalents, as a non-GAAP performance measure as we believe it provides useful information about the relationship between our long-term debt obligations and our cash and cash equivalents balance at a point in time. The following table presents our calculation of net debt:

	Second Quarter
(dollars in millions)	2011	2010

Total debt	$662.1	$768.3
Less: cash and cash equivalents	234.8	333.9

Net debt	$427.3	$434.4

Net debt decreased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the decrease in total debt as a result of debt repayments in 2010, offset by decreases in cash and cash equivalents.
Reporting Segment Review of Operations
We operate our business using four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail. We evaluate the performance of our reporting segments based on segment net sales and segment operating profit. The following table reconciles reporting segment net sales to consolidated net sales and reporting segment operating profit to our consolidated operating profit for the second quarter and first six months ended July 30, 2011 and July 31, 2010:

	Second Quarter		First Six Months
	July 30,	July 31,	July 30,	July 31,
(dollars in millions)	2011	2010	2011	2010
Reporting segment net sales:
Payless Domestic	$494.5	$508.0	$992.9	$1,054.6
Payless International	117.2	109.8	214.7	209.8
PLG Wholesale	217.7	174.7	430.2	348.1
PLG Retail	53.0	48.8	113.6	107.6

Total net sales	$882.4	$841.3	$1,751.4	$1,720.1

Reporting segment operating profit (loss):
Payless Domestic	$(63.8)	$6.8	$(50.8)	$56.1
Payless International	8.6	11.6	11.6	18.7
PLG Wholesale	(0.3)	22.9	25.0	46.2
PLG Retail	(6.9)	(4.6)	(5.8)	(2.7)

Total operating profit	$(62.4)	$36.7	$(20.0)	$118.3

The following table presents the change in store count during the second quarter and first six months of 2011 and 2010 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless	Payless
	Domestic	International	PLG Retail	Total

Second Quarter 2011:
Beginning store count	3,788	670	383	4,841
Stores opened	17	11	4	32
Stores closed	(22)	(9)	(3)	(34)

Ending store count	3,783	672	384	4,839

First Six Months 2011:
Beginning store count	3,794	667	383	4,844
Stores opened	30	15	8	53
Stores closed	(41)	(10)	(7)	(58)

Ending store count	3,783	672	384	4,839

Second Quarter 2010:
Beginning store count	3,831	645	376	4,852
Stores opened	8	12	11	31
Stores closed	(18)	(6)	(2)	(26)

Ending store count	3,821	651	385	4,857

First Six Months 2010:
Beginning store count	3,827	643	363	4,833
Stores opened	21	17	24	62
Stores closed	(27)	(9)	(2)	(38)

Ending store count	3,821	651	385	4,857

As of July 30, 2011, we franchised 103 Payless and 11 PLG Retail stores compared to 23 Payless retail stores as of July 31, 2010. We had no franchised PLG Retail stores as of July 31, 2010. Franchised stores are not reflected in the table above.
The total square footage for our retail stores as of July 30, 2011 and July 31, 2010 was approximately 14.6 million and 14.7 million, respectively. These square footage numbers do not include our franchised stores.
Payless Domestic Segment Operating Results
The Payless Domestic reporting segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing.

	Second Quarter				First Six Months
			Percent change				Percent change
(dollars in millions)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010

Net sales	$494.5	$508.0	(2.7)%		$992.9	$1,054.6	(5.9)%
Operating (loss) profit	$(63.8)	$6.8	NM	*%	$(50.8)	$56.1	NM	*%
Operating (loss) profit as % of net sales	(12.9)%	1.3%			(5.1)%	5.3%

*	Percent change is not meaningful.
For the second quarter of 2011, net sales for the Payless Domestic reporting segment decreased 2.7% or $13.5 million, to $494.5 million, from the second quarter of 2010. For the first six months of 2011, net sales for the Payless Domestic reporting segment decreased 5.9% or $61.7 million, to $992.9 million, from the first six months of 2010. The sales decline for the second quarter was primarily due to a comparable store sales decline, driven by lower traffic and declines in sales of sandals, and by operating fewer stores. The sales decline for the first six month of 2011 was primarily due to a comparable store sales decline and operating fewer stores.
As a percentage of net sales, operating loss was (12.9)% for the second quarter of 2011 compared to operating profit of 1.3% in the second quarter of 2010. The percentage decrease was primarily driven by an increase in tangible asset impairment charges over the second quarter of 2010 totaling $26.2 million (5.2%), CEO severance totaling $10.0 million (2.0%), impairment of goodwill totaling $10.0 million (2.0%) and impairment of tradenames totaling $7.6 million (1.5%). Higher product costs and increased promotional activity also contributed to the decrease. As a percentage of net sales, operating loss was (5.1)% for the first six months of 2011 compared to operating profit of 5.3% in the first six months of 2010. The decrease was primarily driven by tangible asset impairments, CEO severance, impairment of goodwill, impairment of tradenames and higher product costs this year compared to last year.
Payless International Segment Operating Results
Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands, as well as franchising arrangements under the Payless ShoeSource name. For all periods presented, our franchising operations were not significant.

	Second Quarter			First Six Months
			Percent change			Percent change
(dollars in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010

Net sales	$117.2	$109.8	6.7%	$214.7	$209.8	2.3%
Operating profit	$8.6	$11.6	(25.9)%	$11.6	$18.7	(38.0)%
Operating profit as % of net sales	7.3%	10.6%		5.4%	8.9%
For the second quarter of 2011, net sales for the Payless International reporting segment increased 6.7% or $7.4 million, to $117.2 million, from the second quarter of 2010. For the first six months of 2011, net sales for the Payless International reporting segment increased 2.3% or $4.9 million, to $214.7 million, from the first six months of 2010. For the second quarter of 2011, sales increases in Latin America drove the increase over last year and were partially offset by sales declines in Puerto Rico and Canada. For the first six months of 2011, sales increases in Latin America were offset by sales declines in Puerto Rico.
As a percentage of net sales, operating profit decreased to 7.3% for the second quarter of 2011 compared to 10.6% in the second quarter of 2010. The decline was driven by an increase in tangible asset impairment charges over the second quarter of 2010 totaling $2.5 million (2.3%), higher product costs this year compared to last year and operating profit declines in Puerto Rico and Canada. As a percentage of net sales, operating profit decreased to 5.4% for the first six months of 2011 compared to 8.9% in the first six months of 2010. The percentage decrease is primarily due to tangible asset impairment charges, higher product costs this year compared to last year and operating profit declines Canada and Puerto Rico.
PLG Wholesale Segment Operating Results
The PLG Wholesale reporting segment is comprised of PLG’s wholesale operations, which primarily includes sales from the Stride Rite, Sperry Top-Sider, Saucony and Keds brands.

	Second Quarter				First Six Months
			Percent change				Percent change
(dollars in millions)	2011	2010	2011 vs. 2010		2011	2010	2011 vs. 2010

Net sales	$217.7	$174.7	24.6%		$430.2	$348.1	23.6%
Operating (loss) profit	$(0.3)	$22.9	NM	*%	$25.0	$46.2	(45.9)%
Operating (loss) profit as % of net sales	(0.1)%	13.1%			5.8%	13.3%

*	Percent change is not meaningful.
For the second quarter of 2011, net sales for the PLG Wholesale reporting segment increased 24.6% or $43.0 million, to $217.7 million, from the second quarter of 2010. For the first six months of 2011, net sales for the PLG Wholesale reporting segment increased 23.6% or $82.1 million, to $430.2 million, from the first six months of 2010. The increase in net sales for both the second quarter and first six months of 2011 is due to global gains in the Sperry Top-Sider, Saucony and Stride Rite Brands.
As a percentage of net sales, operating loss was (0.1)% for the second quarter of 2011 compared to operating profit of 13.1% in the second quarter of 2010. The decrease is primarily due to impairment of tradenames totaling $23.5 million (13.5%). The decline was also driven by higher product costs, offset by the leveraging of fixed costs due to higher net sales. As a percentage of net sales, operating profit decreased to 5.8% for the first six months of 2011 compared to 13.3% in the first six months of 2010. The decrease was primarily due to the impairment of tradenames and higher product costs, offset by the impact of the leveraging of fixed costs due to higher net sales.
PLG Retail Segment Operating Results
The PLG Retail reporting segment consists of PLG’s owned Stride Rite children’s stores, PLG’s outlet stores, store-in-stores at select Macy’s Department Stores and Sperry Top-Sider retail stores.

	Second Quarter			First Six Months
			Percent change			Percent change
(dollars in millions)	2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010

Net sales	$53.0	$48.8	8.6%	$113.6	$107.6	5.6%
Operating loss	$(6.9)	$(4.6)	50.0%	$(5.8)	$(2.7)	114.8%
Operating loss as a % of net sales	(13.0)%	(9.4)%		(5.1)%	(2.5)%
For the second quarter of 2011, net sales for the PLG Retail reporting segment increased 8.6% or $4.2 million, to $53.0 million, from the second quarter of 2010. For the first six months of 2011, net sales for the PLG Retail reporting segment increased 5.6% or $6.0 million, to $113.6 million, from the first six months of 2010. The increase in revenues from external customers in the second quarter and first six months was primarily due to higher comparable store sales and the contribution of new Sperry stores.
As a percentage of net sales, operating loss was (13.0)% for the second quarter of 2011 compared to (9.4)% in the second quarter of 2010. The decline was driven by an increase in tangible asset impairment charges over the second quarter of 2010 of $3.1 million (6.4%) and higher product costs, offset by the impact of higher comparable store sales and the leveraging of fixed costs due to higher net sales. As a percentage of net sales, operating loss was (5.1)% for the first six months of 2011 compared to (2.5)% in the first six months of 2010. The percentage decrease was primarily due the impact of asset impairment charge increases from the second quarter of 2010 and higher product costs in 2011 compared to 2010.
Liquidity and Capital Resources
We ended the second quarter of 2011 with a cash and cash equivalents balance of $234.8 million, a decrease of $99.1 million from the 2010 second quarter. The decrease was due primarily to debt repayments, capital expenditures and share repurchases.
As of July 30, 2011, our foreign subsidiaries and joint ventures had $164.5 million in cash located in financial institutions outside of the United States. A majority of this cash represents undistributed earnings of our foreign subsidiaries, a significant portion of which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.
As of July 30, 2011, the borrowing base on our Amended and Restated Loan and Guaranty Agreement (“Revolving Loan Facility”) was $350.0 million less $28.6 million in outstanding letters of credit, or $321.4 million. The variable interest rate including the applicable variable margin at July 30, 2011, was 1.13%. We had no borrowings on our Revolving Loan Facility at any time during the first six months of 2011.
On August 16, 2011, we amended our $350 million Revolving Loan Facility with a $300 million Second Amended and Restated Loan and Guaranty Agreement (“Amended Revolving Loan Facility”). The Amended Revolving Loan Facility is a senior secured loan guaranteed by substantially all the assets of the borrower and the guarantors, having first priority in accounts receivable, inventory and certain related assets. The Amended Revolving Loan Facility matures on August 16, 2016 and bears interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a variable margin of 1.75% to 2.25% or the base rate as defined in the agreement. The Amended Revolving Loan Facility provides increased flexibility for investments, incurrence of indebtedness and restricted payments including prepayments on its Senior Subordinated Notes, subject to excess line availability tests. The facility will be available as needed for general corporate purposes.
We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than 4.0 to 1. As of July 30, 2011, our leverage ratio, as defined in our Term Loan Facility agreement, was 2.5 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants on our Loan Facilities for the next twelve months. Further, we believe that our liquid assets, cash generated from operations and amounts available under our Amended Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for at least the next twelve months.
Cash Flow (Used in) Provided by Operating Activities
Cash flow used in operations was $22.8 million in the first six months of 2011, compared with cash flow provided by operations of $77.5 million in the same period in 2010. The decrease in cash flow from operations in the first six months of 2011 as compared to the first six months of 2010 is primarily due to lower cash earnings and increases in inventories and accounts receivable. The increase in inventories is primarily driven by higher product costs and more units in our PLG Wholesale reporting segment to support higher net sales. The increase in accounts receivable is primarily due to higher sales in our PLG Wholesale reporting segment.
Cash Flow Used in Investing Activities
Our capital expenditures totaled $42.3 million during the first six months of 2011, compared with $46.8 million for the same period in 2010. The decrease in capital expenditures was primarily due to the timing of payments for certain technology and store investments in 2011 compared to 2010. Total capital expenditures in 2011 are expected to be approximately $105 million compared to $98 million in 2010. We intend to use internal cash and cash flow from operations to finance all of these expenditures.
Cash Flow Used in Financing Activities
We have made the following common stock repurchases:

	First Six Months
	2011		2010
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares

Stock repurchase program	$14.9	993	$11.8	628
Employee stock purchase, deferred compensation and stock incentive plans	3.3	173	2.3	105

	$18.2	1,166	$14.1	733

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
Financial Condition Ratios
A summary of key financial information for the periods indicated is as follows:

	July 30,	July 31,	January 29,
	2011	2010	2011

Debt-capitalization Ratio*	44.8%	47.6%	44.7%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 66.8%, 68.0% and 66.7%, respectively, for the periods referred to above.

Critical Accounting Policies
Property and Equipment
We evaluate our stores on a quarterly basis to determine if their assets are recoverable. Our primary indicator that store assets may not be recoverable is if a store’s projected future undiscounted cash flows are less than the carrying amount of the store’s assets. The underlying estimates of cash flows include estimates of future net sales, gross margin rates and store expenses as well as any potential for changes related to occupancy costs, store closures and transfer sales. These assumptions are based upon the stores’ past and expected future performance. If an indicator of impairment exists, we model estimated future cash flows on a store-by-store basis and compare the present value, using an appropriate discount rate, of these cash flows to the carrying amount of the assets. An impairment loss is recognized when the carrying amount of the store’s assets exceeds their fair value.
Our impairment calculations require us to apply judgment in estimating future net sales, gross margin rates and store expenses as well as any potential for changes related to occupancy costs, store closures and transfer sales. We also apply judgment in estimating asset fair values, including the selection of an appropriate discount rate.
In the second quarter of 2011, due to underperformance in certain retail businesses, we revised the projections used in determining whether our store assets were impaired. Our impairment test indicated that $44.7 million of our assets had a fair value of $10.6 million and, as such, we recorded a $34.1 million impairment charge.
Accounting for Goodwill
We assess goodwill for impairment annually and at any other date when events or changes in circumstances indicate that the book value of our reporting units may exceed their fair value. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We have five reporting units for the purposes of assessing goodwill: Payless Domestic, Payless International, PLG Wholesale, PLG Retail, and Collective Licensing.
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
The fair value of the reporting units is determined using a combined income and market approach. The income approach uses a reporting unit’s projection of estimated cash flows and is discounted using a weighted-average cost of capital that reflects current market conditions. The market approach may involve use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or a similar line of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. We consider value indications from both the income approach and market approach in estimating the fair value of each reporting unit in our analysis. We also compare the aggregate fair value of our reporting units to our market capitalization plus a control premium at each reporting period.
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
In the second quarter of 2011, due to underperformance in our retail businesses, we revised our financial projections related to our reporting units. These revisions indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our reporting units to determine if their book value exceeded their fair value. As a result of this assessment, we determined that the book value of goodwill exceeded its fair value and we recognized $10.0 million of pre-tax impairment charges for goodwill.
Our goodwill balance was $269.8 million as of July 30, 2011. The goodwill balance by reporting segment and reporting unit as of July 30, 2011 is as follows:

		Goodwill Balance
Reporting Segment	Reporting Unit	(in millions)

PLG Wholesale	PLG Wholesale	$239.6
Payless Domestic	Collective Licensing	30.2

Total		$269.8

The fair value of the PLG Wholesale reporting unit substantially exceeds its carrying value. For the Collective Licensing reporting unit, a 100 basis point increase in the discount rate used in determining the fair value of the reporting unit, holding all other variables constant, and a 100 basis point decrease in the projected long-term EBITDA margin, holding all other variables constant, would not result in a deficit between the fair value and the carrying value of the reporting unit.
In future periods, if our goodwill were to become impaired, the resulting impairment charge could have a material impact on our financial position and results of operations.
Accounting for Intangible Assets
Indefinite-lived intangible assets are not amortized, but are tested for impairment annually and more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Favorable leases, certain tradenames and other intangible assets with finite lives are amortized over their useful lives using the straight-line method. Customer relationships are amortized based on the time period over which the benefits of the asset are expected to occur.
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
In the second quarter of 2011, due to underperformance in our retail businesses, we revised our financial projections related to certain indefinite-lived tradenames. These revisions indicated a potential impairment of certain indefinite lived tradenames and, as such, we assessed the fair value of these indefinite-lived tradenames to determine if their book value exceeded their fair value. This assessment indicated that the book value of certain indefinite-lived tradenames exceeded their fair value and we recognized $31.1 million of pre-tax impairment charges. Our indefinite-lived tradename balance as of July 30, 2011 is $334.4 million.

A 100 basis point decrease in the royalty rate used in determining the fair value of our indefinite-lived tradenames, holding all other variables constant, could result in an impairment of approximately $26 million. Increasing the discount rate 100 basis points, holding all other variables constant, could result in an impairment of approximately $13 million. Decreasing the projected revenue growth rates 100 basis points, holding all other variables constant, could result in an impairment of approximately $13 million.
In future periods, if our indefinite-lived tradenames were to become impaired, the resulting impairment charge could have a material impact on our financial position and results of operations.
For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 29, 2011.
New Accounting Standards
See Note 13 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Interest on our senior secured Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 0.875% to 1.5%, or the base rate, as defined in the credit agreement. Interest on our Amended Revolving Loan Facility is based on LIBOR plus a variable margin of 1.75% to 2.25%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the revolving line of credit at any time during the six months ended July 30, 2011; however, if we were to borrow against our revolving line of credit, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate contract for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates over the next five years. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of July 30, 2011, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s Term Loan Facility, which totals $356.8 million, would impact pretax interest expense by approximately $3.5 million annually or approximately $0.9 million per quarter.
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
A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. During 2005, the PRC government adopted an exchange rate system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under this “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of July 29, 2011, the last day of trading in our quarter, the exchange rate was 6.42 Yuan per U.S. dollar compared to 6.77 Yuan per U.S. dollar at the end of our second quarter 2010 and 6.57 Yuan per U.S. dollar at the end of our 2010 fiscal year.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Payless Domestic Reporting Segment is Heavily Influenced by the Economic Condition of our Core Customer Base
Our Payless Domestic reporting segment is highly dependent on the disposable income of our core customer base. High unemployment and rising prices for staple products like gasoline and food are factors that have a particularly negative impact on the disposable income of our core customer base. If the economic condition of certain segments of our core customer base does not improve, our financial results may be negatively impacted. Also, any deterioration in the general economic conditions for our core customer base could adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended July 30, 2011, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

			Total Number of
			Shares Purchased	Approximate Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet Be
	of Shares	Price	Announced Plans	Purchased Under the Plans or
	Purchased(1)	Paid per	or Programs	Programs
Period	(in thousands)	Share	(in thousands)	(in millions)

05/01/11 — 05/28/11	103	$15.57	100	$137.0
05/29/11 — 07/02/11	848	14.26	800	135.5
07/03/11 — 07/30/11	4	15.22	—	124.0

Total	955	$14.40	900	$124.0	(2)

(1)	Includes an aggregate of approximately 55 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)	On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.
ITEM 4. RESERVED
ITEM 6. EXHIBITS
     (a) Exhibits:

Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President - Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President - Chief Financial Officer and Treasurer*

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Earnings (Unaudited) for the 13 Weeks and 26 Weeks Ended July 30, 2011 and July 31, 2010; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of July 30, 2011, July 31, 2010 and January 29, 2011; (iii) the Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited) for the 26 Weeks Ended July 30, 2011 and July 31, 2010; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended July 30, 2011 and July 31, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLECTIVE BRANDS, INC.
Date: August 31, 2011	By:	/s/ Michael J. Massey
Michael J. Massey
Chief Executive Officer (Principal Executive Officer)

Date: August 31, 2011	By:	/s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President- Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)