Form 10-Q
period 2011-10-29
COLLECTIVE BRANDS, INC.
filed 2011-11-23
CIK 1060232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

or

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

Common Stock, $.01 par value

60,575,149 shares as of November 18, 2011

COLLECTIVE BRANDS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED OCTOBER 29, 2011

PART I - FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

(UNAUDITED)

(dollars and shares in millions, except per share)

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$894.4	$881.8	$2,645.8	$2,601.9
Cost of sales	610.6	552.6	1,843.6	1,646.9

Gross margin	283.8	329.2	802.2	955.0
Selling, general and administrative expenses	268.4	260.4	796.8	767.9
Impairment of goodwill	—	—	10.0	—

Operating profit (loss)	15.4	68.8	(4.6)	187.1
Interest expense	9.5	12.0	30.4	37.6
Interest income	(0.1)	(0.3)	(0.3)	(0.6)
Loss on early extinguishment of debt	0.5	0.5	0.5	1.3

Net earnings (loss) before income taxes	5.5	56.6	(35.2)	148.8
Provision for income taxes	117.2	6.4	81.6	20.6

Net (loss) earnings	(111.7)	50.2	(116.8)	128.2
Net earnings attributable to noncontrolling interests	(2.6)	(2.6)	(6.1)	(5.3)

Net (loss) earnings attributable to Collective Brands, Inc.	$(114.3)	$47.6	$(122.9)	$122.9

(Loss) earnings per share attributable to Collective Brands, Inc. common shareholders:
Basic	$(1.91)	$0.75	$(2.04)	$1.92
Diluted	$(1.91)	$0.75	$(2.04)	$1.90

Weighted average shares outstanding:
Basic	60.0	62.2	60.3	63.0
Diluted	60.0	62.6	60.3	63.8

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(dollars in millions)

	October 29, 2011	October 30, 2010	January 29, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$212.6	$358.3	$324.1
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of October 29, 2011, October 30, 2010 and January 29, 2011 of $6.4, $5.5 and $6.0, respectively	140.1	111.4	114.4
Inventories	556.3	492.5	531.7
Deferred income taxes	14.7	36.0	30.7
Prepaid expenses	54.1	55.3	55.1
Other current assets	20.5	20.7	22.2

Total current assets	998.3	1,074.2	1,078.2

Property and Equipment:
Land	5.8	6.7	6.7
Property, buildings and equipment	1,450.5	1,432.0	1,444.6
Accumulated depreciation and amortization	(1,078.8)	(999.8)	(1,019.0)

Property and equipment, net	377.5	438.9	432.3
Intangible assets, net	387.3	432.8	428.4
Goodwill	269.8	279.8	279.8
Deferred income taxes	7.9	8.4	10.1
Other assets	39.2	40.1	39.7

Total Assets	$2,080.0	$2,274.2	$2,268.5

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$5.1	$5.5	$5.1
Accounts payable	267.5	216.1	287.4
Accrued expenses	156.9	187.8	184.4

Total current liabilities	429.5	409.4	476.9

Long-term debt	606.0	700.2	659.4
Deferred income taxes	132.0	70.8	65.4
Other liabilities	184.6	217.7	212.4
Commitments and contingencies (Note 13)
Equity:
Collective Brands, Inc. shareowners’ equity	700.9	846.9	822.9
Noncontrolling interests	27.0	29.2	31.5

Total equity	727.9	876.1	854.4

Total Liabilities and Equity	$2,080.0	$2,274.2	$2,268.5

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(dollars in millions)

	Collective Brands, Inc. Shareowners’
	Outstanding Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total equity	Comprehensive Income
Balance at January 30, 2010	$0.7	$34.7	$722.1	$(22.3)	$28.7	$763.9

Net earnings	—	—	122.9	—	5.3	128.2	$128.2
Translation adjustments	—	—	—	6.0	1.1	7.1	7.1
Net change in fair value of derivatives, net of taxes of $2.7	—	—	—	3.4	—	3.4	3.4
Changes in unrecognized amounts of pension benefits, net of taxes of $0.9	—	—	—	1.4	—	1.4	1.4
Issuances of common stock under stock plans	—	8.5	—	—	—	8.5
Purchases of common stock	—	(42.9)	—	—	—	(42.9)
Amortization of unearned nonvested shares	—	6.1	—	—	—	6.1
Share-based compensation expense	—	6.3	—	—	—	6.3
Contributions from noncontrolling interests	—	—	—	—	2.5	2.5
Distributions to noncontrolling interests	—	—	—	—	(8.4)	(8.4)

Comprehensive income							140.1
Comprehensive income attributable to noncontrolling interests							(6.4)

Comprehensive income attributable to Collective Brands, Inc.							$133.7

Balance at October 30, 2010	$0.7	$12.7	$845.0	$(11.5)	$29.2	$876.1

Balance at January 29, 2011	$0.6	$(2.5)	$834.9	$(10.1)	$31.5	$854.4

Net (loss) earnings	—	—	(122.9)	—	6.1	(116.8)	$(116.8)
Translation adjustments	—	—	—	1.5	—	1.5	1.5
Net change in fair value of derivatives, net of taxes of $2.4	—	—	—	3.8	—	3.8	3.8
Changes in unrecognized amounts of pension benefits, net of taxes of $1.4	—	—	—	2.6	—	2.6	2.6
Issuances of common stock under stock plans	—	1.9	—	—	—	1.9
Purchases of common stock	—	(9.0)	(9.5)	—	—	(18.5)
Amortization of unearned nonvested shares	—	5.3	—	—	—	5.3
Share-based compensation expense	—	4.3	—	—	—	4.3
Distributions to noncontrolling interests	—	—	—	—	(10.6)	(10.6)

Comprehensive loss							(108.9)
Comprehensive income attributable to noncontrolling interests							(6.1)

Comprehensive loss attributable to Collective Brands, Inc.							$(115.0)

Balance at October 29, 2011	$0.6	$—	$702.5	$(2.2)	$27.0	$727.9

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in millions)

	39 Weeks Ended
	October 29, 2011	October 30, 2010
Operating Activities:
Net (loss) earnings	$(116.8)	$128.2
Adjustments for non-cash items included in net (loss) earnings:
Loss on impairment and disposal of assets	41.5	9.4
Impairment of goodwill and indefinite-lived tradenames	41.1	—
Depreciation and amortization	98.7	103.9
Provision for losses on accounts receivable	1.1	1.2
Share-based compensation expense	10.8	12.7
Deferred income taxes	81.0	6.8
Loss on extinguishment of debt	0.5	1.3
Changes in working capital
Accounts receivable	(26.2)	(16.9)
Inventories	(24.1)	(47.2)
Prepaid expenses and other current assets	1.3	(2.9)
Accounts payable	(23.8)	19.2
Accrued expenses	(28.1)	1.6
Changes in other assets and liabilities, net	(22.2)	(3.9)

Cash flow provided by operating activities	34.8	213.4

Investing Activities:
Capital expenditures	(65.2)	(67.3)

Cash flow used in investing activities	(65.2)	(67.3)

Financing Activities:
Repayment of debt	(53.8)	(143.9)
Payment of deferred financing costs	(1.8)	—
Issuances of common stock	1.9	8.5
Purchases of common stock	(18.5)	(42.9)
Contributions by noncontrolling interests	—	2.5
Distribution to noncontrolling interests	(10.6)	(8.4)

Cash flow used in financing activities	(82.8)	(184.2)

Effect of exchange rate changes on cash	1.7	2.9

Decrease in cash and cash equivalents	(111.5)	(35.2)
Cash and cash equivalents, beginning of year	324.1	393.5

Cash and cash equivalents, end of quarter	$212.6	$358.3

Supplemental cash flow information:
Interest paid	$34.5	$40.2
Income taxes paid	$23.7	$10.4
Non-cash investing activities:
Accrued capital expenditures	$20.7	$16.3

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Interim Results

These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 61-103) in the Company’s 2010 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items included in these statements are based upon estimates for the entire year. The Condensed Consolidated Balance Sheet as of January 29, 2011 has been derived from the audited financial statements at that date.

The Company’s operations in the Central and South American Regions operate as consolidated joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is comprised of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Jamaica, Nicaragua, Panama and Trinidad & Tobago. The South American Region is comprised of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. The results for the thirty-nine week period ended October 29, 2011 are not necessarily indicative of the results that may be expected for the entire fifty-two week fiscal year ending January 28, 2012.

Note 2 – Asset Impairment

The Company evaluates its store assets on a quarterly basis to determine if its assets are recoverable by analyzing historical results, trends, stores identified for closure and other qualitative considerations. If an indicator of impairment exists, the Company models estimated future cash flows on a store-by-store basis and compares the undiscounted future cash flows to the carrying amount of the store’s assets. If the undiscounted future cash flows are less than the carrying amount of the store’s assets, the Company compares the present value, using an appropriate discount rate, of these cash flows to the carrying amount of the assets to calculate the impairment charge. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses as well as any potential for changes related to occupancy costs, store closures and transfer sales. These assumptions are based upon the stores’ past and expected future performance.

For the thirteen weeks ended October 29, 2011, the impairment testing indicated that $6.0 million of the Company’s assets had a fair value of $2.4 million and, as such, the Company recorded a $3.6 million impairment charge in cost of sales on the Condensed Consolidated Statement of (Loss) Earnings. For the thirty-nine weeks ended October 29, 2011, the impairment testing indicated that $52.0 million of the Company’s assets had a fair value of $13.0 million and, as such, the Company recorded a $39.0 million impairment charge in cost of sales on the Condensed Consolidated Statement of (Loss) Earnings. The following table summarizes the asset impairment charges by reporting segment:

	13 Weeks Ended			39 Weeks Ended
(dollars in millions)	October 29, 2011	October 30, 2010	Increase (Decrease)	October 29, 2011	October 30, 2010	Increase (Decrease)
Payless Domestic	$2.8	$3.4	$(0.6)	$31.4	$4.5	$26.9
Payless International	0.8	0.6	0.2	3.6	0.9	2.7
PLG Wholesale	—	—	—	0.7	—	0.7
PLG Retail	—	—	—	3.3	0.2	3.1

Total	$3.6	$4.0	$(0.4)	$39.0	$5.6	$33.4

Note 3 – Intangible Assets and Goodwill

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

In the second quarter of 2011, due to underperformance in certain retail businesses, the Company revised certain financial projections. These revisions indicated a potential impairment of certain indefinite lived tradenames and, as such, required an assessment of the fair value of these indefinite-lived tradenames to determine if their book value exceeded their fair value. This assessment indicated that the book value of certain indefinite-lived tradenames exceeded their fair value and the Company recognized $31.1 million of pre-tax impairment charges in cost of sales in the second quarter of 2011. Of the $31.1 million pre-tax impairment charge recorded in the second quarter of 2011, $23.5 million was in the PLG Wholesale reporting segment and $7.6 million in the Payless Domestic reporting segment.

During the thirteen weeks ended October 29, 2011, the Company performed its required annual indefinite-lived intangible asset impairment test and concluded there was no additional impairment of its indefinite-lived intangible assets.

The following is a summary of the Company’s intangible assets:

(dollars in millions)	October 29, 2011	October 30, 2010	January 29, 2011
Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$23.1	$27.3	$24.8
Less: accumulated amortization	(19.8)	(21.3)	(19.8)

Carrying amount, end of period	3.3	6.0	5.0

Customer relationships:
Gross carrying amount	74.2	74.4	74.2
Less: accumulated amortization	(51.6)	(42.7)	(45.2)

Carrying amount, end of period	22.6	31.7	29.0

Trademarks and other intangible assets:
Gross carrying amount	39.1	38.5	38.5
Less: accumulated amortization	(12.1)	(8.9)	(9.6)

Carrying amount, end of period	27.0	29.6	28.9

Carrying amount of intangible assets subject to amortization	52.9	67.3	62.9

Indefinite-lived trademarks	334.4	365.5	365.5

Total intangible assets	$387.3	$432.8	$428.4

Amortization expense on intangible assets is as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Amortization expense on intangible assets	$3.2	$3.9	$9.7	$12.3

The Company expects amortization expense for the remainder of 2011 and the following four years to be as follows (dollars in millions):

Year	Amount
Remainder of 2011	$3.4
2012	11.1
2013	9.6
2014	8.2
2015	5.9

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

The fair value of a reporting unit is determined using a combined income and market approach. The income approach uses a reporting unit’s projection of estimated cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The market approach may involve use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or a similar line of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. The Company considers, and gives equal weighting to, value indications from both the income approach and market approach in estimating the fair value of each reporting unit in our analysis. The Company also compares the aggregate fair value of our reporting units to our market capitalization plus a control premium at each reporting period.

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

In the second quarter of 2011, as a result of underperformance of certain retail businesses, the Company revised its financial projections related to its reporting units. These revisions indicated a potential impairment of goodwill and, as such, the fair value of the Company’s reporting units were assessed to determine if their book value exceeded their fair value. As a result of this assessment, the Company determined that the book value of goodwill exceeded its fair value and recognized $10.0 million of pre-tax goodwill impairment charges in the second quarter of 2011.

The following presents the carrying amount of goodwill, by reporting segment and reporting unit (dollars in millions):

Reporting Segment	Reporting Unit	October 29, 2011	October 30, 2010	January 29, 2011
PLG Wholesale	PLG Wholesale	$239.6	$239.6	$239.6
Payless Domestic[1]	Payless Domestic	—	5.9	5.9
Payless Domestic[1]	Collective Licensing	30.2	34.3	34.3

Total		$269.8	$279.8	$279.8

[1]

The Payless Domestic reporting segment includes a goodwill impairment charge of $10.0 million taken in the second quarter of 2011. Cumulative impairment charges for all reporting segments total $52.0 million, $42.0 million of which relate to the PLG Retail reporting segment and $10.0 million of which relate to the Payless Domestic reporting segment.

During the thirteen weeks ended October 29, 2011, the Company performed its required annual goodwill impairment test and concluded there was no impairment of goodwill.

Note 4 – Exit Costs

During the third quarter of 2011, the Company announced that, as part of its efforts to optimize the performance of its Payless and Stride Rite store fleet, it would close approximately 475 under-performing and low-volume, non-strategic stores in the next three years. Approximately 350 of these closings are expected to occur during 2011, of which, approximately 300 of the stores are Payless locations in the U.S., Canada and Puerto Rico and about 50 are Stride Rite Children’s locations. In the third quarter, 42 stores closed and the remaining will close in fourth quarter. These actions will be taken to optimize the profitability of markets by removing many low sales volume stores that are cash flow negative or slightly positive but cannot support the assortments and staffing that the Company believes its stores should offer.

In accordance with Accounting Standards Codification (“ASC”) 420, “Exit or Disposal Cost Obligations,” costs associated with this plan, which consist of lease termination costs, employee termination costs, and other exit costs, are recorded at fair value. The Company estimates that these costs could be in the range of $25 million to $30 million over the next three years, however, the ultimate financial impact of this plan is dependent upon the actual exit transactions. The lease termination costs will be recorded when the stores are closed or lease buyouts are negotiated with the landlords. Employee severance costs, which consist of severance payments made to certain terminated associates, are recorded ratably over the associate’s required service period from the date the termination has been communicated to the associate.

The significant components of the exit costs incurred as of October 29, 2011 are summarized as follows:

(dollars in millions)	Accrual Balance as of January 29, 2011	Charges to Date	Cash Payments	Accrual Balance as of October 29, 2011
Lease termination costs	$—	$3.2	$(1.3)	$1.9

Of the $3.2 million of lease termination costs, $2.8 million are recorded in the Payless Domestic reporting segment and $0.4 are recorded in the Payless International reporting segment. The lease termination charges are recorded within cost of sales on the Condensed Consolidated Statements of (Loss) Earnings and are recorded within accrued expenses on the Condensed Consolidated Balance Sheet.

Note 5 – Long-Term Debt

The following is a summary of the Company’s long-term debt and capital lease obligations:

(dollars in millions)	October 29, 2011	October 30, 2010	January 29, 2011
Term Loan Facility (1)	$485.6	$530.8	$489.4
Senior Subordinated Notes (2)	124.6	174.0	174.1
Amended Revolving Loan Facility (3)	—	—	—
Capital-lease obligations	0.9	0.9	1.0

Total debt	611.1	705.7	664.5
Less: current maturities of long-term debt	5.1	5.5	5.1

Long-term debt	$606.0	$700.2	$659.4

(1)	As of October 29, 2011, October 30, 2010 and January 29, 2011, the fair value of the Company's Term Loan was $478.3 million, $517.5 million and $489.4 million, respectively, based on market conditions and perceived risks as of those dates.

(2)	As of October 29, 2011, October 30, 2010 and January 29, 2011, the fair value of the Company's senior subordinated notes was $125.4 million, $178.3 million and $177.8 million, respectively, based on trading activity as of those dates.
(3)	As of October 29, 2011, the Company's borrowing base on its revolving loan facility was $300.0 million less $28.6 million in outstanding letters of credit, or $271.4 million. The variable interest rate, including the applicable variable margin at October 29, 2011, was 2.18%.

As of October 29, 2011, the Company was in compliance with all of its debt covenants related to its outstanding debt.

On August 16, 2011, the Company amended its $350 million Amended and Restated Loan and Guaranty Agreement (“Revolving Loan Facility”) with a $300 million Second Amended and Restated Loan and Guaranty Agreement (“Amended Revolving Loan Facility”). The Amended Revolving Loan Facility is a senior secured loan guaranteed by substantially all the assets of the borrower and the guarantors, having first priority in accounts, inventory and certain related assets. The Amended Revolving Loan Facility matures on August 16, 2016 and bears interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a variable margin of 1.75% to 2.25% or the base rate, as defined in the agreement. The Amended Revolving Loan Facility provides increased flexibility for investments, incurrence of indebtedness and restricted payments including prepayments on the Company’s Senior Subordinated Notes, subject to excess line availability tests. The facility will be available as needed for general corporate purposes.

Note 6 – Derivatives

The Company has entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million term loan facility (“interest rate contract”). The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. As of October 29, 2011, the Company has hedges remaining on $130 million of its $485.6 million outstanding Term Loan Facility balance.

The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through May 2012. As of October 29, 2011, the Company has hedged $3.9 million of its forecasted foreign currency purchases. The fair value, amounts classified in other comprehensive income (“OCI”), and the amounts reclassified from accumulated other comprehensive income (“AOCI”) on the foreign currency contracts were not significant for any periods presented.

The interest rate contract is designated as a cash flow hedging instrument. The change in the fair value of the interest rate contract is recorded as a component of AOCI and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following table presents the fair value of the Company’s hedging portfolio related to its interest rate contract:

		Fair Value
(dollars in millions)	Location on Condensed Consolidated Balance Sheets	October 29, 2011	October 30, 2010	January 29, 2011
Interest rate contract	Other liabilities	$—	$2.6	$1.3
Interest rate contract	Accrued expenses	$2.1	$6.6	$6.1

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

	Loss Recognized in OCI on Derivatives		Location on Condensed Consolidated Statement of (Loss) Earnings	Loss Reclassified from AOCI into (Loss) Earnings
	13 Weeks Ended			13 Weeks Ended
(dollars in millions)	October 29, 2011	October 30, 2010		October 29, 2011	October 30, 2010
Interest rate contract	$—	$(0.9)	Interest expense	$(0.9)	$(1.8)

	Loss Recognized in OCI on Derivatives		Location on Condensed Consolidated Statement of (Loss) Earnings	Loss Reclassified from AOCI into (Loss) Earnings
	39 Weeks Ended			39 Weeks Ended
(dollars in millions)	October 29, 2011	October 30, 2010		October 29, 2011	October 30, 2010
Interest rate contract	$—	$(2.1)	Interest expense	$(3.6)	$(5.8)

The Company expects $2.1 million of the fair value of the interest rate contract recorded in AOCI to be recognized in earnings during the next 12 months. This amount may vary based on actual changes to LIBOR.

Note 7 – Fair Value Measurements

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

Level 1: observable inputs such as quoted prices in active markets

Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis. The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
(dollars in millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of October 29, 2011:
Financial Assets:
Money market funds	$96.9	$—	$—	$96.9
Financial Liabilities:
Interest rate contract(1)	$—	$2.1	$—	$2.1

As of October 30, 2010:
Financial Assets:
Money market funds	$239.3	$—	$—	$239.3
Financial Liabilities:
Interest rate contract(1)	$—	$9.2	$—	$9.2

As of January 29, 2011:
Financial Assets:
Money market funds	$174.8	$—	$—	$174.8
Financial Liabilities:
Interest rate contract(1)	$—	$7.4	$—	$7.4

(1)	The fair value of the interest rate contract is determined using a mark-to-market valuation technique based on an observable interest rate yield curve and adjusting for credit risk.

Note 8 – Pension Plans

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

Payless Plan

The Payless Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were:

	13 Weeks Ended		39 Weeks Ended
(dollars in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Components of pension expense:
Service cost	$0.2	$0.2	$0.6	$0.5
Interest cost	0.5	0.5	1.4	1.5
Amortization of prior service cost	0.4	0.4	1.2	1.2
Amortization of actuarial loss	0.4	0.3	1.2	1.0
Amount recognized due to settlement	—	2.2	—	2.2

Total	$1.5	$3.6	$4.4	$6.4

PLG Plan

The PLG Plan is a noncontributory defined benefit pension plan, which no longer accrues future benefits, covering certain eligible PLG associates. The components of pension expense for the plan were:

	13 Weeks Ended		39 Weeks Ended
(dollars in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Components of pension expense:
Interest cost	$1.2	$1.1	$3.6	$3.4
Expected return on net assets	(1.4)	(1.2)	(4.1)	(3.7)
Amortization of actuarial loss	0.3	0.3	0.9	1.0

Total	$0.1	$0.2	$0.4	$0.7

Asia Plan

The Asia Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of employees in Asia. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were not significant for the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010.

Note 9 – Share-Based Compensation

Under its equity incentive plans, the Company currently grants share appreciation vehicles consisting of stock-settled stock appreciation rights (“stock-settled SARs”), cash-settled stock appreciation rights (“cash-settled SARs”), as well as full value vehicles in the form of nonvested shares and nonvested share units and phantom stock units (“phantom nonvested share units”).

The number of shares for grants made in the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 are as follows:

	13 Weeks Ended				39 Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
	Share units	Maximum share equivalents	Share units	Maximum Share equivalents	Share units	Maximum share equivalents	Share units	Maximum Share equivalents
Stock-settled SARs(1):
Vest in installments over 3 years	—	—	6,907	3,837	213,141	118,412	731,001	406,112
Cliff vest after 3 years	26,965	14,981	3,102	1,723	26,965	14,981	15,302	8,501
Performance grant - vest in installments over 3 years(2)	26,966	14,981	—	—	26,966	14,981	—	—

(1)

All of the stock-settled SARs issued by the Company in the periods presented contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted. The appreciation cap is limited to 125% of the fair market value of the underlying common stock on the grant date of the SAR, meaning that the maximum shares issuable under a SAR is 0.56 shares per SAR.

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Nonvested shares and nonvested share units:
Vest in installments over 3 years	—	6,391	—	323,427
Vest in installments over 2 years	—	—	—	77,231
Cliff vest after 3 years	—	46,017	160,718	46,017
Performance grant - vest in installments over 3 years(2)	—	—	131,755	77,227
Performance grant - cliff vest after 3 years(2)	1,814	—	99,277	—

Phantom nonvested share units:
Vest in installments over 3 years	—	1,845	—	19,878
Cliff vest after 3 years	—	—	1,350	—
Performance grant - vest in installments over 3 years(2)	—	—	450	—
Performance grant - cliff vest after 3 years(2)	—	—	6,584	—

Cash-settled SARs:
Vest in installments over 3 years	—	1,995	—	21,492

(2)

Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of October 29, 2011, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.

In the second quarter of 2011, 731 thousand stock-settled SARs and 161 thousand nonvested share and share units vested as a result of the departure of the Company’s Chief Executive Officer. These vested shares resulted in $3.2 million of incremental pre-tax share-based compensation expense during the thirty-nine weeks ended October 29, 2011.

The total fair value of share grants for the thirteen weeks ended October 29, 2011 and October 30, 2010 is $0.3 million and $0.8 million, respectively. The total fair value of share grants for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 is $9.9 million and $17.9 million, respectively.

Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Cost of sales	$0.5	$1.0	$2.7	$3.2
Selling, general and administrative expenses	1.7	2.8	8.1	9.5

Share-based compensation expense before income taxes	$2.2	$3.8	$10.8	$12.7

Included in share-based compensation expense before income taxes for the thirty-nine weeks ended October 29, 2011 is $2.1 million of expense that was recognized as a result of the grants made in 2011. No amount of share-based compensation was capitalized. As of October 29, 2011, the Company had unrecognized compensation expense related to nonvested awards of $12.2 million, which is expected to be recognized over a weighted average period of 0.8 years.

Note 10 – Income Taxes

The Company’s effective income tax rate was a negative 231.8% during the thirty-nine weeks ended October 29, 2011, compared to a 13.8% tax rate during the thirty-nine weeks ended October 30, 2010. The Company’s effective income tax rate was 2,130.9% during the thirteen weeks ended October 29, 2011, compared to an 11.3% rate during the thirteen weeks ended October 30, 2010. The Company recorded $77.3 million of net unfavorable discrete events in the thirty-nine weeks ended October 29, 2011, inclusive of recording a valuation allowance of $80.8 million against domestic deferred tax assets arising in prior years because of a change in circumstances that caused a change in judgment about the realizability of the domestic deferred tax assets. The Company recorded $6.2 million of net favorable discrete events in the thirty-nine weeks ended October 30, 2010.

The Company’s current year results, culminating in the third quarter, resulted in a three year cumulative pre-tax loss in its domestic jurisdiction. The cumulative loss resulted in a requirement to record a non-cash valuation allowance on domestic deferred tax assets of $105.7 million during the third quarter, as realization of the deferred tax assets were not more likely than not. Of the $105.7 million, $80.8 million relates to assets established in a prior year, and $24.9 million relates to deferred tax assets established in the current year. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or utilizing other deferred tax assets in the future.

The Company’s effective tax rate differs from the U.S. statutory rate principally due to the impact of a valuation allowance recorded against its domestic net deferred tax assets totaling $105.7 million, the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate and the on-going implementation of tax efficient business initiatives.

The Company has unrecognized tax benefits, inclusive of related interest and penalties, of $35.2 million and $59.7 million as of October 29, 2011 and October 30, 2010, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $21.7 million and $24.3 million, respectively.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at October 29, 2011 will decrease by up to $2.6 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $1.8 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.

The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through 2007. The Company has certain state and foreign income tax returns in the process of examination or administrative appeal.

Note 11 – Earnings Per Share

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and stock-settled SARs. For all periods presented, the Company used the two-class method to calculate earnings per share. Earnings per share has been computed as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in millions, except per share amounts; shares in thousands)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net (loss) earnings attributable to Collective Brands, Inc.	$(114.3)	$47.6	$(122.9)	$122.9
Less: net earnings allocated to participating securities(1)	—	0.8	—	2.0

Net (loss) earnings available to common shareholders	$(114.3)	$46.8	$(122.9)	$120.9

Weighted average shares outstanding - basic	59,967	62,188	60,299	63,036
Net effect of dilutive stock options	—	3	—	172
Net effect of dilutive stock-settled SARs	—	375	—	583

Weighted average shares outstanding - diluted	59,967	62,566	60,299	63,791

Basic (loss) earnings per share attributable to common shareholders	$(1.91)	$0.75	$(2.04)	$1.92
Diluted (loss) earnings per share attributable to common shareholders	$(1.91)	$0.75	$(2.04)	$1.90

(1)

Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding. Net losses are not allocated to participating securities.

All of the Company’s stock options and stock-settled SARs outstanding were excluded from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2011 as their effects were antidilutive. The Company excluded approximately 5.1 million and 3.8 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 30, 2010 because to include them would have been antidilutive. Certain grants that are subject to performance conditions for vesting are considered antidilutive if the performance conditions are not met as of the end of the reporting period.

Note 12 – Segment Reporting

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

Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $9.8 million and $9.4 million during the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively, and $28.7 million and $27.3 million during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the Company’s reporting segments is as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Reporting segment net sales:
Payless Domestic	$520.9	$548.9	$1,513.8	$1,603.5
Payless International	119.9	118.5	334.6	328.3
PLG Wholesale	180.3	141.6	610.5	489.7
PLG Retail	73.3	72.8	186.9	180.4

Total net sales	$894.4	$881.8	$2,645.8	$2,601.9

Reporting segment operating (loss) profit:
Payless Domestic	$(8.9)	$35.3	$(59.7)	$91.4
Payless International	8.2	19.1	19.8	37.8
PLG Wholesale	9.5	7.3	34.5	53.5
PLG Retail	6.6	7.1	0.8	4.4

Total operating profit (loss)	$15.4	$68.8	$(4.6)	$187.1

(dollars in millions)	October 29, 2011	October 30, 2010	January 29, 2011
Reporting segment total assets:
Payless Domestic	$917.4	$1,113.3	$1,039.3
Payless International	219.0	238.2	258.4
PLG Wholesale	871.6	854.4	905.3
PLG Retail	72.0	68.3	65.5

Total assets	$2,080.0	$2,274.2	$2,268.5

Note 13 – Commitments and Contingencies

There are no pending legal proceedings other than ordinary and routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which, individually or in aggregate, the Company expects to have a material impact on its financial position, results of operations and cash flows.

Note 14 – Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company does not believe ASU 2011-04 will have a significant impact on its Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 require companies to display adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income in both net income and OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not believe ASU 2011-05 will have a significant impact on its Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. The Company does not believe ASU 2011-08 will have a significant impact on its Condensed Consolidated Financial Statements.

Note 15 – Related Party Transactions

The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of October 29, 2011, October 30, 2010 and January 29, 2011 were $3.8 million, $6.0 million and $12.7 million, respectively. There were no borrowings with these financial institutions as of October 29, 2011, October 30, 2010 and January 29, 2011.

Note 16 – Shareholder Protection Rights Plan

In the third quarter of 2011, the Company adopted a short duration Rights Plan to protect shareholder rights. Under the Rights Plan, the Shareholder Rights (“the Rights”) will become exercisable if a person or group acquires 15% or more of Collective Brands, Inc. outstanding common stock. The Record Date for the issuance of the Rights was September 6, 2011 and the Rights will expire on August 15, 2012 unless earlier redeemed or terminated.

Note 17 – Subsidiary Guarantors of Senior Notes – Condensed Consolidating Financial Information

The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional and joint and several.

The following supplemental financial information sets forth, on a consolidating basis, the Condensed Consolidating Statements of (Loss) Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and total Condensed Consolidated Collective Brands, Inc. and Subsidiaries for the thirteen and thirty-nine weeks ended October 29, 2011, and October 30, 2010, Condensed Consolidating Balance Sheets as of October 29, 2011, October 30, 2010, and January 29, 2011, and the Condensed Consolidating Statements of Cash Flows for the thirty-nine weeks ended October 29, 2011, and October 30, 2010. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent within other assets.

The Non-guarantor Subsidiaries are made up of the Company’s operations in the Central and South American Regions, Canada, Mexico, Germany, the Netherlands, the United Kingdom, Ireland, Australia, Bermuda, Saipan and Puerto Rico and the Company’s sourcing organization in Hong Kong, Taiwan, China, Vietnam, Indonesia and Brazil. The operations in the Central and South American Regions use a December 31 year-end and are included in the Company’s results on a one-month lag relative to results from other regions. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.

Under the indenture governing the Notes, the Company’s subsidiaries in Singapore are designated as unrestricted subsidiaries. The effect of these subsidiaries on the Company’s financial position and results of operations and cash flows is not significant. The Company’s subsidiaries in Singapore are included in the Non-guarantor Subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) EARNINGS

(dollars in millions)

	13 Weeks Ended October 29, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$755.5	$370.4	$(231.5)	$894.4
Cost of sales	—	535.7	301.8	(226.9)	610.6

Gross margin	—	219.8	68.6	(4.6)	283.8
Selling, general and administrative expenses	1.1	228.6	43.3	(4.6)	268.4

Operating (loss) profit	(1.1)	(8.8)	25.3	—	15.4
Interest expense	12.6	5.6	0.3	(9.0)	9.5
Interest income	—	(9.0)	(0.1)	9.0	(0.1)
Loss on early extinguishment of debt	0.5	—	—	—	0.5
Equity in earnings of subsidiaries	107.7	(21.9)	—	(85.8)	—

(Loss) earnings before income taxes	(121.9)	16.5	25.1	85.8	5.5
(Benefit) provision for income taxes	(7.6)	124.2	0.6	—	117.2

Net (loss) earnings	(114.3)	(107.7)	24.5	85.8	(111.7)
Net earnings attributable to noncontrolling interests	—	—	(2.6)	—	(2.6)

Net (loss) earnings attributable to Collective Brands, Inc.	$(114.3)	$(107.7)	$21.9	$85.8	$(114.3)

	39 Weeks Ended October 29, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,248.7	$1,134.3	$(737.2)	$2,645.8
Cost of sales	—	1,623.7	929.0	(709.1)	1,843.6

Gross margin	—	625.0	205.3	(28.1)	802.2
Selling, general and administrative expenses	3.1	691.4	130.4	(28.1)	796.8
Impairment of goodwill	—	10.0	—	—	10.0

Operating (loss) profit	(3.1)	(76.4)	74.9	—	(4.6)
Interest expense	38.2	18.8	0.5	(27.1)	30.4
Interest income	—	(27.2)	(0.2)	27.1	(0.3)
Loss on early extinguishment of debt	0.5	—	—	—	0.5
Equity in earnings of subsidiaries	96.0	(55.7)	—	(40.3)	—

(Loss) earnings before income taxes	(137.8)	(12.3)	74.6	40.3	(35.2)
(Benefit) provision for income taxes	(14.9)	83.7	12.8	—	81.6

Net (loss) earnings	(122.9)	(96.0)	61.8	40.3	(116.8)
Net earnings attributable to noncontrolling interests	—	—	(6.1)	—	(6.1)

Net (loss) earnings attributable to Collective Brands, Inc.	$(122.9)	$(96.0)	$55.7	$40.3	$(122.9)

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

(dollars in millions)

	13 Weeks Ended October 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$787.0	$341.9	$(247.1)	$881.8
Cost of sales	—	525.1	249.3	(221.8)	552.6

Gross margin	—	261.9	92.6	(25.3)	329.2
Selling, general and administrative expenses	0.9	223.8	61.0	(25.3)	260.4

Operating (loss) profit	(0.9)	38.1	31.6	—	68.8
Interest expense	12.8	8.1	—	(8.9)	12.0
Interest income	—	(9.2)	—	8.9	(0.3)
Loss on early extinguishment of debt	—	0.5	—	—	0.5
Equity in earnings of subsidiaries	(56.4)	(26.1)	—	82.5	—

Earnings before income taxes	42.7	64.8	31.6	(82.5)	56.6
(Benefit) provision for income taxes	(4.9)	8.4	2.9	—	6.4

Net earnings	47.6	56.4	28.7	(82.5)	50.2
Net earnings attributable to noncontrolling interests	—	—	(2.6)	—	(2.6)

Net earnings attributable to Collective Brands, Inc.	$47.6	$56.4	$26.1	$(82.5)	$47.6

	39 Weeks Ended October 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,295.0	$1,072.2	$(765.3)	$2,601.9
Cost of sales	—	1,535.8	806.9	(695.8)	1,646.9

Gross margin	—	759.2	265.3	(69.5)	955.0
Selling, general and administrative expenses	2.7	655.7	179.0	(69.5)	767.9

Operating (loss) profit	(2.7)	103.5	86.3	—	187.1
Interest expense	32.6	26.0	0.1	(21.1)	37.6
Interest income	—	(21.6)	(0.1)	21.1	(0.6)
Loss on early extinguishment of debt	—	1.3	—	—	1.3
Equity in earnings of subsidiaries	(145.7)	(73.8)	—	219.5	—

Earnings before income taxes	110.4	171.6	86.3	(219.5)	148.8
(Benefit) provision for income taxes	(12.5)	25.9	7.2	—	20.6

Net earnings	122.9	145.7	79.1	(219.5)	128.2
Net earnings attributable to noncontrolling interests	—	—	(5.3)	—	(5.3)

Net earnings attributable to Collective Brands, Inc.	$122.9	$145.7	$73.8	$(219.5)	$122.9

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in millions)

	As of October 29, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$69.3	$143.3	$—	$212.6
Accounts receivable, net	—	130.1	27.6	(17.6)	140.1
Inventories	—	441.2	113.0	2.1	556.3
Current deferred income taxes	—	6.9	7.8	—	14.7
Prepaid expenses	35.6	10.3	8.2	—	54.1
Other current assets	—	354.5	161.5	(495.5)	20.5

Total current assets	35.6	1,012.3	461.4	(511.0)	998.3

Property and Equipment:
Land	—	5.8	—	—	5.8
Property, buildings and equipment	—	1,234.3	216.2	—	1,450.5
Accumulated depreciation and amortization	—	(931.2)	(147.6)	—	(1,078.8)

Property and equipment, net	—	308.9	68.6	—	377.5

Intangible assets, net	—	360.9	26.4	—	387.3
Goodwill	—	133.5	136.3	—	269.8
Deferred income taxes	—	—	7.9	—	7.9
Other assets	1,447.5	961.9	21.3	(2,391.5)	39.2

Total Assets	$1,483.1	$2,777.5	$721.9	$(2,902.5)	$2,080.0

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Other current liabilities	191.5	528.6	215.3	(511.0)	424.4

Total current liabilities	191.5	533.7	215.3	(511.0)	429.5

Long-term debt	587.4	500.4	7.9	(489.7)	606.0
Deferred income taxes	—	131.2	0.8	—	132.0
Other liabilities	3.3	165.3	16.0	—	184.6
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	700.9	1,446.9	454.9	(1,901.8)	700.9
Noncontrolling interests	—	—	27.0	—	27.0

Total equity	700.9	1,446.9	481.9	(1,901.8)	727.9

Total Liabilities and Equity	$1,483.1	$2,777.5	$721.9	$(2,902.5)	$2,080.0

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in millions)

	As of October 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$195.9	$162.4	$—	$358.3
Accounts receivable, net	—	68.2	20.3	22.9	111.4
Inventories	—	394.7	105.8	(8.0)	492.5
Current deferred income taxes	—	30.6	5.4	—	36.0
Prepaid expenses	23.3	19.3	12.7	—	55.3
Other current assets	—	299.8	189.0	(468.1)	20.7

Total current assets	23.3	1,008.5	495.6	(453.2)	1,074.2

Property and Equipment:
Land	—	6.7	—	—	6.7
Property, buildings and equipment	—	1,223.1	208.9	—	1,432.0
Accumulated depreciation and amortization	—	(861.9)	(137.9)	—	(999.8)

Property and equipment, net	—	367.9	71.0	—	438.9

Intangible assets, net	—	402.7	30.1	—	432.8
Goodwill	—	142.9	136.9	—	279.8
Deferred income taxes	—	—	8.4	—	8.4
Other assets	1,534.9	949.2	3.4	(2,447.4)	40.1

Total Assets	$1,558.2	$2,871.2	$745.4	$(2,900.6)	$2,274.2

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.5	$—	$—	$5.5
Other current liabilities	71.2	542.8	238.3	(448.4)	403.9

Total current liabilities	71.2	548.3	238.3	(448.4)	409.4

Long-term debt	636.9	525.3	86.0	(548.0)	700.2
Deferred income taxes	—	69.2	1.6	—	70.8
Other liabilities	3.2	198.6	16.4	(0.5)	217.7
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	846.9	1,529.8	373.9	(1,903.7)	846.9
Noncontrolling interests	—	—	29.2	—	29.2

Total equity	846.9	1,529.8	403.1	(1,903.7)	876.1

Total Liabilities and Equity	$1,558.2	$2,871.2	$745.4	$(2,900.6)	$2,274.2

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in millions)

	As of January 29, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$122.4	$201.7	$—	$324.1
Accounts receivable, net	—	103.4	21.2	(10.2)	114.4
Inventories	—	418.5	122.5	(9.3)	531.7
Current deferred income taxes	—	23.1	7.6	—	30.7
Prepaid expenses	28.4	15.8	10.9	—	55.1
Other current assets	—	276.9	150.9	(405.6)	22.2

Total current assets	28.4	960.1	514.8	(425.1)	1,078.2

Property and Equipment:
Land	—	6.7	—	—	6.7
Property, buildings and equipment	—	1,233.1	211.5	—	1,444.6
Accumulated depreciation and amortization	—	(878.5)	(140.5)	—	(1,019.0)

Property and equipment, net	—	361.3	71.0	—	432.3

Intangible assets, net	—	399.4	29.0	—	428.4
Goodwill	—	142.9	136.9	—	279.8
Deferred income taxes	—	—	10.1	—	10.1
Other assets	1,538.6	916.4	22.1	(2,437.4)	39.7

Total Assets	$1,567.0	$2,780.1	$783.9	$(2,862.5)	$2,268.5

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Other current liabilities	103.8	516.4	270.0	(418.4)	471.8

Total current liabilities	103.8	521.5	270.0	(418.4)	476.9

Long-term debt	637.0	484.3	67.1	(529.0)	659.4
Deferred income taxes	—	64.0	1.4	—	65.4
Other liabilities	3.3	191.9	17.2	—	212.4
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	822.9	1,518.4	396.7	(1,915.1)	822.9
Noncontrolling interests	—	—	31.5	—	31.5

Total equity	822.9	1,518.4	428.2	(1,915.1)	854.4

Total Liabilities and Equity	$1,567.0	$2,780.1	$783.9	$(2,862.5)	$2,268.5

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in millions)

	39 Weeks Ended October 29, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net (loss) earnings	$(122.9)	$(96.0)	$61.8	$40.3	$(116.8)
Adjustments for non-cash items included in net earnings	0.9	251.7	22.1	—	274.7
Changes in working capital	80.5	(116.3)	(58.4)	(6.7)	(100.9)
Other, net	108.1	(96.6)	(0.1)	(33.6)	(22.2)

Cash flow provided by (used in) operating activities	66.6	(57.2)	25.4	—	34.8

Investing Activities:
Capital expenditures	—	(49.5)	(15.7)	—	(65.2)

Cash flow used in investing activities	—	(49.5)	(15.7)	—	(65.2)

Financing Activities:
Net proceeds (repayments) of debt	(50.0)	55.4	(59.2)	—	(53.8)
Payment of deferred financing costs	—	(1.8)	—	—	(1.8)
Net purchases of common stock	(16.6)	—	—	—	(16.6)
Net distributions to noncontrolling interests	—	—	(10.6)	—	(10.6)

Cash flow used in financing activities	(66.6)	53.6	(69.8)	—	(82.8)
Effect of exchange rate changes on cash	—	—	1.7	—	1.7

Decrease in cash and cash equivalents	—	(53.1)	(58.4)	—	(111.5)
Cash and cash equivalents, beginning of year	—	122.4	201.7	—	324.1

Cash and cash equivalents, end of quarter	$—	$69.3	$143.3	$—	$212.6

	39 Weeks Ended October 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net earnings	$122.9	$145.7	$79.1	$(219.5)	$128.2
Adjustments for non-cash items included in net earnings	0.3	119.0	16.0	—	135.3
Changes in working capital	45.0	(105.2)	14.0	—	(46.2)
Other, net	(133.8)	(44.3)	(45.3)	219.5	(3.9)

Cash flow provided by operating activities	34.4	115.2	63.8	—	213.4

Investing Activities:
Capital expenditures	—	(56.4)	(10.9)	—	(67.3)

Cash flow used in investing activities	—	(56.4)	(10.9)	—	(67.3)

Financing Activities:
Net repayment of debt or notes payable	—	(142.7)	(1.2)	—	(143.9)
Net purchases of common stock	(34.4)	—	—	—	(34.4)
Net distributions to noncontrolling interests	—	—	(5.9)	—	(5.9)

Cash flow used in financing activities	(34.4)	(142.7)	(7.1)	—	(184.2)
Effect of exchange rate changes on cash	—	—	2.9	—	2.9

(Decrease) increase in cash and cash equivalents	—	(83.9)	48.7	—	(35.2)
Cash and cash equivalents, beginning of year	—	279.8	113.7	—	393.5

Cash and cash equivalents, end of quarter	$—	$195.9	$162.4	$—	$358.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: litigation including intellectual property and employment matters; the inability to renew material leases, licenses or contracts upon their expiration on acceptable terms; changes in consumer spending patterns; changes in consumer preferences and overall economic conditions; the impact of increasing competitive pressure from mass market discount and off-price retailers; changes in weather patterns; the financial condition of the suppliers and manufacturers; changes in existing or potential duties, tariffs or quotas and the application thereof; changes in relationships between the United States and foreign countries, changes in relationships between Canada and foreign countries; economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we operate stores or otherwise do business; changes in trade, intellectual property, customs and/or tax laws; fluctuations in currency exchange rates; availability of suitable store locations on acceptable terms; the ability to terminate leases on acceptable terms; customers will not be retained or that disruptions from acquisitions will harm relationships with customers, employees and suppliers; costs and other expenditures in excess of those projected for environmental investigation and remediation or other legal proceedings; the ability to hire and retain associates; performance of other parties in strategic alliances; general economic, business and social conditions in the countries from which we source products, supplies or have or intend to open stores; performance of partners in joint ventures or franchised operations; the ability to comply with local laws in foreign countries; threats or acts of terrorism or war; strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; congestion at major ocean ports; changes in commodity prices such as oil; and changes in the value of the dollar relative to the Chinese Yuan and other currencies. For more complete discussion of these and other risks that could impact our forward-looking statements, please refer to the discussion under “Risk Factors” in this form 10-Q and our 2010 Annual Report on Form 10-K for the fiscal year ended January 29, 2011, including the discussion contained under “Risk Factors.” We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our Condensed Consolidated Financial Statements and the accompanying notes thereto included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 29, 2011, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended January 29, 2011. MD&A includes the following sections:

•	Our Business – a brief description of our business and key 2011 events.

•

Consolidated Review of Operations – an analysis of our consolidated results of operations for the 13 and 39 weeks ended October 29, 2011 and October 30, 2010 as presented in our Condensed Consolidated Financial Statements.

•

Reporting Segment Review of Operations – an analysis of our results of operations for the 13 and 39 weeks ended October 29, 2011 and October 30, 2010 as presented in our Condensed Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail.

•	Liquidity and Capital Resources – an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•

Critical Accounting Policies – an update, since January 29, 2011, of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

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

Key 2011 Events

During the first nine months of 2011, weak retail sales in Payless Domestic drove down our overall results. Sales in our Payless Domestic segment decreased $89.7 million from the first nine months of 2010. In order to focus on the budget-conscious consumer, we have taken action to improve our Payless Domestic business as well as our Payless businesses in Canada and Puerto Rico by, among other things, increasing promotional activities and offering more products at a lower price. These actions have lowered the gross margin rate of our Payless business in these areas. At the same time, we had continued strong sales in our PLG Wholesale segment and in Payless Latin America.

Our profitability in the first nine months of 2011 was also unfavorably impacted by $89.8 million of pre-tax tangible asset impairment charges, intangible asset impairments, CEO severance, goodwill impairments, lease termination charges and external costs for our strategic review (“pre-tax adjustments”), as well as the recognition of a valuation allowance on domestic deferred tax assets of $105.7 million.

During the first nine months of 2011, due to a decline in our retail businesses, we recorded non-cash tangible asset impairment charges of $39.0 million, an increase of $33.4 million over 2010.

Also, as a result of the decline in performance of our domestic retail businesses, we revised our financial projections related to certain tradenames and reporting units. These revisions indicated a potential impairment of our goodwill and intangible assets and, as such, we assessed the fair value of these items to determine if their book value exceeded their fair value. As a result of this assessment, we determined that the book value of certain indefinite-lived tradenames and goodwill exceeded their fair value and we recognized $31.1 million of pre-tax impairment charges for our indefinite-lived tradenames and $10.0 million of pre-tax impairment charges for goodwill in the second quarter of 2011.

In the second quarter of 2011, we recorded severance charges of $10.0 million related to the departure of our Chief Executive Officer. These charges related to a one-time cash payment of $6.8 million and the acceleration of share-based compensation expense related to outstanding awards of $3.2 million.

In the third quarter of 2011 we announced that, as part of our efforts to optimize the performance of our Payless and Stride Rite store fleet, we would close approximately 475 under-performing and low-volume, non-strategic stores over the next three years with approximately 350 of those closings coming by the end of this fiscal year. Approximately 300 of the stores slated to close this year are Payless stores in the U.S., Canada and Puerto Rico and about 50 are Stride Rite Children’s locations. In the third quarter, 42 stores closed and the remaining stores will close in fourth quarter. We are taking these actions to optimize the profitability of markets by removing many low sales volume stores that are cash flow negative or slightly positive but cannot support the assortments and staffing that we believe our stores should offer. In fiscal 2010, stores expected to be closed this year had sales of approximately $125 million. Once all 475 stores are closed, we anticipate an annual improvement in operating profit of between $18 million and $22 million including the benefit of estimated sales transfer to remaining locations from closed stores.

Costs associated with this plan, which consist of lease termination costs, employee termination costs, and other exit costs, will be recorded at fair value when they are incurred. We estimate that these costs could be in the range of $25 million to $30 million over the next three years, however, the ultimate financial impact of this plan is dependent upon the actual exit transactions. In the third quarter of 2011, we recorded $3.2 million of lease termination costs as part of this plan. In the fourth quarter of 2011, we expect to incur approximately $15 million to $17 million of lease termination and severance costs.

In the third quarter of 2011, we announced that our Board of Directors, together with management, will conduct a review of strategic and financial alternatives to further enhance shareholder value. Working with its advisors, the Board and management will explore a full range of alternatives for Collective Brands. In the third quarter of 2011, we recorded $2.1 million of expenses associated with this strategic review.

Total pre-tax adjustments for the first nine months of 2011 related to the items described above are summarized by reporting segment in the following table:

(in millions)	Payless Domestic	Payless International	PLG Retail	PLG Wholesale	Total
Impairment of tangible assets — increase from 2010	$26.9	$2.7	$0.7	$3.1	$33.4
Impairment of tradenames	7.6	—	—	23.5	31.1
CEO severance	10.0	—	—	—	10.0
Impairment of goodwill	10.0	—	—	—	10.0
Lease termination costs	2.8	0.4	—	—	3.2
Strategic review expenses	2.1	—	—	—	2.1

Total	$59.4	$3.1	$0.7	$26.6	$89.8

Tangible asset impairment charges, impairment of tradenames and lease termination costs are recorded within cost of sales on the Condensed Consolidated Statement of (Loss) Earnings. The CEO severance and strategic review expenses are recorded within selling, general and administrative expenses on the Condensed Consolidated Statement of (Loss) Earnings. Impairment of goodwill is recorded as a separate line item on the Condensed Consolidated Statement of (Loss) Earnings.

Footwear product costs were higher in the first nine months of 2011 on like–products, which also negatively impacted our financial performance. For the third quarter of 2011, we had an approximately 13% increase in like-product costs primarily due to higher commodity, labor, and transportation costs that impacted all of our reporting segments. We expect like-product cost increases to continue in the fourth and first quarters by approximately 10%.

In the third quarter of 2011, we adopted a short duration Rights Plan to protect shareholder rights. Under the Rights Plan, the Shareholder Rights (“the Rights”) will become exercisable if a person or group acquires 15% or more of Collective Brands, Inc. outstanding common stock. The Record Date for the issuance of the Rights was September 6, 2011 and the Rights will expire on August 15, 2012 unless earlier redeemed or terminated.

Consolidated Review of Operations

The following table presents the components of costs and expenses, as a percent of net sales, for the third quarter and first nine months ended October 29, 2011 (“2011”) and October 30, 2010 (“2010”):

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.3	62.7	69.7	63.3

Gross margin	31.7	37.3	30.3	36.7
Selling, general and administrative expense	30.0	29.5	30.1	29.5
Impairment of goodwill	—	—	0.4	—

Operating profit (loss)	1.7	7.8	(0.2)	7.2
Interest expense, net	1.1	1.4	1.1	1.4
Loss on early extinguishment of debt	—	0.1	—	—

Net earnings (loss) before income taxes	0.6	6.3	(1.3)	5.8
Effective income tax rate*	2,130.9	11.3	(231.8)	13.8

Net (loss) earnings	(12.5)	5.7	(4.4)	4.9
Net earnings attributable to noncontrolling interests	(0.3)	(0.3)	(0.2)	(0.2)

Net (loss) earnings attributable to Collective Brands, Inc.	(12.8)%	5.4%	(4.6)%	4.7%

*	Percent of pre-tax earnings

Net (Loss) Earnings Attributable to Collective Brands, Inc.

Third quarter 2011 net loss attributable to Collective Brands, Inc. was $114.3 million, or $1.91 per diluted share, versus third quarter 2010 net earnings attributable to Collective Brands, Inc. totaling $47.6 million, or $0.75 per diluted share. The decrease in net earnings attributable to Collective Brands, Inc. was due to the recognition of a valuation allowance recorded against our domestic net deferred tax assets, as well as decreased gross margins driven by increased promotional activity, higher product costs and lease termination costs.

The net loss attributable to Collective Brands, Inc. for the first nine months of 2011 was $122.9 million, or $2.04 per diluted share versus net earnings attributable to Collective Brands, Inc. for the first nine months of 2010 of $122.9 million, or $1.90 per diluted share. The decrease in net earnings attributable to Collective Brands, Inc. was driven by the recognition of a valuation allowance recorded against our domestic net deferred tax assets, as well as decreased gross margins primarily due to intangible and tangible asset impairment charges, increased promotional activity, higher product costs and lease termination costs, as well as increased selling, general and administrative expenses due to CEO severance and strategic review expenses, offset by lower compensation-related expense.

Net Sales

Other than total net sales, the table below summarizes net sales information for our retail stores. Stores operated under franchise agreements are excluded from these calculations. Same-store sales are calculated on a weekly basis and exclude liquidation sales. If a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for the week. Our Payless and Stride Rite children’s e-commerce businesses are included as a store in this calculation.

Percent increases (decreases) are as follows:

	Third Quarter		First Nine Months
	2011	2010	2011	2010
Total net sales	1.4%	1.7%	1.7%	1.4%
Same-store sales	(3.7)	(2.7)	(4.0)	(2.9)
Average selling price per unit	(2.2)	1.1	0.0	(0.9)
Unit volume	(1.3)	(4.0)	(3.7)	(2.5)
Footwear average selling price per unit	2.9	2.5	4.8	0.0
Footwear unit volume	(6.7)	(6.1)	(8.7)	(4.5)
Non-footwear average selling price per unit	(11.3)	3.0	(9.4)	4.8
Non-footwear unit volume	14.2	2.5	12.9	5.0

Please refer to “Reporting Segment Review of Operations” below for the further details on the changes in net sales for each of our reporting units.

Cost of Sales

Cost of sales was $610.6 million in the third quarter of 2011, up 10.5% from $552.6 million in the third quarter of 2010. The increase in cost of sales from the third quarter 2010 to 2011 is due to the impact of higher product costs and a greater mix of wholesale products, which have a higher cost of sales than our retail products.

Cost of sales was $1,843.6 million in the first nine months of 2011, up 11.9% from $1,646.9 million in the first nine months of 2010. The increase in cost of sales from 2010 to 2011 is primarily due to the impact of tangible and intangible asset impairment charges, higher product costs and a greater mix of wholesale products, which have a higher cost of sales than our retail products.

Gross Margin

Gross margin rate for the third quarter of 2011 was 31.7%, compared to a gross margin rate of 37.3% in the third quarter of 2010. The decrease in gross margin rate from the third quarter 2010 to 2011 is due to the impact of higher product costs, increased promotional activity and lease termination costs.

Gross margin rate for the first nine months of 2011 was 30.3%, compared to a gross margin rate of 36.7% in the first nine months of 2010. The gross margin rate decreased principally due to the impact of intangible and tangible asset impairment charges, higher product costs, increased promotional activity and lease termination costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $268.4 million in the third quarter of 2011, an increase of 3.1% from $260.4 million in the third quarter of 2010. As a percentage of net sales, SG&A expenses were 30.0% of net sales in the third quarter of 2011 versus 29.5% in the third quarter of 2010. The increase in SG&A expenses for the third quarter of 2011 compared to 2010 is primarily due to marketing investments in the Payless Domestic reporting segment, offset by the impact of lower compensation-related expenses.

SG&A expenses were $796.8 million in the first nine months of 2011, an increase of 3.8% from $767.9 million in the first nine months of 2010. As a percentage of net sales, SG&A expenses were 30.1% of net sales in the first nine months of 2011 versus 29.5% in the first nine months of 2010. The increase in SG&A expenses for the first nine months of 2011 compared to the first nine months 2010 is primarily due to the impact of the CEO severance and continued marketing investments in the PLG Wholesale and Payless Domestic reporting segments, offset by the impact of lower compensation-related expenses.

Impairment of Goodwill

We assess goodwill for impairment annually and at any other date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. This assessment is performed at a reporting unit level. A reporting unit is a component of a segment that constitutes a business, for which discrete financial information is available, and for which the operating results are regularly reviewed by management. We develop an estimate of the fair value of each reporting unit using both a market approach and an income approach. If potential for impairment exists, the fair value of the reporting unit is subsequently measured against the fair value of its underlying assets and liabilities, excluding goodwill, to estimate an implied fair value of the reporting unit's goodwill.

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. In the second quarter of 2011, due to underperformance in our domestic retail businesses, we revised our financial projections related to certain reporting units. These circumstances indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our goodwill to determine if its book value exceeded its fair value. We determined that the book value of our goodwill did exceed its fair value and we recorded an impairment charge of $10.0 million within the Payless Domestic reporting segment in the second quarter of 2011.

During the third quarter of 2011, we performed our required annual goodwill impairment test and concluded there was no impairment of goodwill.

Interest Expense (Income)

Interest income and expense components were:

	Third Quarter		First Nine Months
(dollars in millions)	2011	2010	2011	2010
Interest expense	$9.5	$12.0	$30.4	$37.6
Interest income	(0.1)	(0.3)	(0.3)	(0.6)

Interest expense, net	$9.4	$11.7	$30.1	$37.0

The decline in interest expense in the third quarter and first nine months of 2011 from the third quarter and first nine months of 2010 is primarily a result of less outstanding debt. The decline in interest income in the first nine months of 2011 from the first nine months of 2010 is primarily a result of a lower invested cash balance.

Loss on Early Extinguishment of Debt

For the first nine months of 2011, the loss on early extinguishment of debt relates to the acceleration of deferred debt costs and amortization of the discount on our Senior Subordinated Notes in proportion to the $50.0 million extinguished. For the first nine months of 2010, the loss on early extinguishment of debt relates to the acceleration of deferred debt costs on our Term Loan Facility in proportion to the $138.0 million extinguished.

Income Taxes

Our effective income tax rate was a negative 231.8% during the first nine months of 2011 as compared to a 13.8% rate in the first nine months of 2010. Our effective income tax rate was 2,130.9% during the thirteen weeks ended October 29, 2011, compared to an 11.3% rate during the thirteen weeks ended October 30, 2010. We recorded $77.3 million of net unfavorable discrete events in the first nine months of 2011, inclusive of recording a valuation allowance of $80.8 million against domestic deferred tax assets arising in prior years because of a change in circumstances that caused a change in judgment about the realizability of the domestic deferred tax assets. The Company recorded $6.2 million of net favorable discrete events in the first nine months of 2010.

During the third quarter of 2011, we decreased our projections for the full year 2011 Payless domestic jurisdiction results. Taking into account our projected current year results, the cumulative pre-tax loss in our domestic jurisdiction for the three year period ending with fiscal 2011 resulted in a requirement to record a non-cash valuation allowance on domestic deferred tax assets of $105.7 million during the third quarter, as realization of the deferred tax assets were not more likely than not. Of the $105.7 million, $80.8 million relates to assets established in a prior year, and $24.9 million relates to deferred tax assets established in the current year. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using loss carryforwards or utilizing other deferred tax assets in the future.

Our effective tax rate differs from the U.S. statutory rate principally due to the impact of a valuation allowance recorded against our domestic net deferred tax assets totaling $105.7 million, the impact of our operations conducted in jurisdictions with rates lower than the U.S. statutory rate and the on-going implementation of tax efficient business initiatives. The effective income tax rate is expected to be approximately negative 10% for the fourth quarter, excluding the impact of fourth quarter discrete events.

We have unrecognized tax benefits, inclusive of related interest and penalties, of $35.2 million and $59.7 million as of October 29, 2011 and October 30, 2010, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $21.7 million and $24.3 million, respectively.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at October 29, 2011 will decrease by up to $2.6 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $1.8 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.

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

	Third Quarter		First Nine Months
(dollars in millions)	2011	2010	2011	2010
Net (loss) earnings	$(111.7)	$50.2	$(116.8)	$128.2
Provision for income taxes	117.2	6.4	81.6	20.6
Net interest expense (including loss on early extinguishment of debt)	9.9	12.2	30.6	38.3
Depreciation and amortization	31.8	34.0	96.9	101.8
Tangible asset impairment charge increase from 2010	—	—	33.4	—
Impairment of tradenames	—	—	31.1	—
CEO severance	—	—	10.0	—
Impairment of goodwill	—	—	10.0	—
Lease termination costs	3.2	—	3.2	—
Strategic review expenses	2.1	—	2.1	—

Adjusted EBITDA	$52.5	$102.8	$182.1	$288.9

The decrease in adjusted EBITDA in the third quarter and first nine months of 2011 compared to the third quarter of 2010 is primarily driven by lower gross margins and an increase in selling, general and administrative expenses.

We also use free cash flow, defined as cash flow provided by operating activities less capital expenditures, as a non-GAAP performance measure because we believe it provides useful information about our liquidity, our ability to make investments and to service debt. The following table presents our calculation of free cash flow:

	Third Quarter		First Nine Months
(dollars in millions)	2011	2010	2011	2010
Cash flow provided by operating activities	$57.6	$135.9	$34.8	$213.4
Less: Capital expenditures	22.9	20.5	65.2	67.3

Free cash flow	$34.7	$115.4	$(30.4)	$146.1

The decrease in free cash flow for the third quarter is primarily related to a decrease in cash flow provided by operating activities in the third quarter of 2011. The decrease in free cash flow for the first nine months of 2011 is primarily related to a decrease in cash flow provided by operating activities as a result of decreases in cash generated from net earnings.

Finally, we use net debt, defined as total debt less cash and cash equivalents, as a non-GAAP performance measure as we believe it provides useful information about the relationship between our long-term debt obligations and our cash and cash equivalents balance at a point in time. The following table presents our calculation of net debt:

	Third Quarter
(dollars in millions)	2011	2010
Total debt	$611.1	$705.7
Less: cash and cash equivalents	212.6	358.3

Net debt	$398.5	$347.4

Net debt increased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to decreases in cash and cash equivalents, offset by the decrease in total debt as a result of debt repayments in 2011 and 2010.

Reporting Segment Review of Operations

We operate our business using four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail. We evaluate the performance of our reporting segments based on segment net sales and segment operating profit. The following table reconciles reporting segment net sales to consolidated net sales and reporting segment operating profit to our consolidated operating profit for the third quarter and first nine months ended October 29, 2011 and October 30, 2010:

	Third Quarter		First Nine Months
(dollars in millions)	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Reporting segment net sales:
Payless Domestic	$520.9	$548.9	$1,513.8	$1,603.5
Payless International	119.9	118.5	334.6	328.3
PLG Wholesale	180.3	141.6	610.5	489.7
PLG Retail	73.3	72.8	186.9	180.4

Total net sales	$894.4	$881.8	$2,645.8	$2,601.9

Reporting segment operating profit (loss):
Payless Domestic	$(8.9)	$35.3	$(59.7)	$91.4
Payless International	8.2	19.1	19.8	37.8
PLG Wholesale	9.5	7.3	34.5	53.5
PLG Retail	6.6	7.1	0.8	4.4

Total operating profit (loss)	$15.4	$68.8	$(4.6)	$187.1

The following table presents the change in store count during the third quarter and first nine months of 2011 and 2010 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless Domestic	Payless International	PLG Retail	Total
Third Quarter 2011:
Beginning store count	3,783	672	384	4,839
Stores opened	9	6	4	19
Stores closed	(33)	(9)	(10)	(52)

Ending store count	3,759	669	378	4,806

First Nine Months 2011:
Beginning store count	3,794	667	383	4,844
Stores opened	39	21	12	72
Stores closed	(74)	(19)	(17)	(110)

Ending store count	3,759	669	378	4,806

Third Quarter 2010:
Beginning store count	3,821	651	385	4,857
Stores opened	14	13	—	27
Stores closed	(20)	(2)	(5)	(27)

Ending store count	3,815	662	380	4,857

First Nine Months 2010:
Beginning store count	3,827	643	363	4,833
Stores opened	35	30	24	89
Stores closed	(47)	(11)	(7)	(65)

Ending store count	3,815	662	380	4,857

As of October 29, 2011, we franchised 115 Payless and 14 PLG Retail stores compared to 32 Payless retail stores as of October 30, 2010. We had no franchised PLG Retail stores as of October 30, 2010. Franchised stores are not reflected in the table above.

The total square footage for our retail stores as of October 29, 2011 and October 30, 2010 was approximately 14.5 million and 14.6 million, respectively. These square footage numbers do not include our franchised stores.

Payless Domestic Segment Operating Results

The Payless Domestic reporting segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing.

	Third Quarter			First Nine Months
(dollars in millions)	2011	2010	Percent change 2011 vs. 2010	2011	2010	Percent change 2011 vs. 2010
Net sales	$520.9	$548.9	(5.1)%	$1,513.8	$1,603.5	(5.6)%
Operating (loss) profit	$(8.9)	$35.3	(125.2)%	$(59.7)	$91.4	(165.3)%
Operating (loss) profit as % of net sales	(1.7)%	6.4%		(3.9)%	5.7%

For the third quarter of 2011, net sales for the Payless Domestic reporting segment decreased 5.1% or $28.0 million, to $520.9 million, from the third quarter of 2010. For the first nine months of 2011, net sales for the Payless Domestic reporting segment decreased 5.6% or $89.7 million, to $1,513.8 million, from the first nine months of 2010. The sales decline for the third quarter was primarily due to a comparable store sales decline, driven by lower traffic and a weak August back-to-school season, and by operating fewer stores. The sales decline for the first nine months of 2011 was primarily due to a comparable store sales decline, driven by lower traffic, and operating fewer stores. In the fourth quarter, we anticipate that our operating profit will continue to be pressured although not to the same extent as in the third quarter.

As a percentage of net sales, operating loss was 1.7% for the third quarter of 2011 compared to operating profit of 6.4% in the third quarter of 2010. The percentage decrease was primarily driven by higher product costs, increased promotional activity, lease termination costs and strategic review expenses. As a percentage of net sales, operating loss was 3.9% for the first nine months of 2011 compared to operating profit of 5.7% in the first nine months of 2010. The decrease was primarily driven by tangible asset impairments, higher product costs this year compared to last year, CEO severance, impairment of goodwill, impairment of tradenames, lease termination costs, and strategic review expenses.

Payless International Segment Operating Results

Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands, as well as franchising arrangements under the Payless ShoeSource name. For all periods presented, our franchising operations were not significant.

	Third Quarter			First Nine Months
(dollars in millions)	2011	2010	Percent change 2011 vs. 2010	2011	2010	Percent change 2011 vs. 2010
Net sales	$119.9	$118.5	1.2%	$334.6	$328.3	1.9%
Operating profit	$8.2	$19.1	(57.1)%	$19.8	$37.8	(47.6)%
Operating profit as % of net sales	6.8%	16.1%		5.9%	11.5%

For the third quarter of 2011, net sales for the Payless International reporting segment increased 1.2% or $1.4 million, to $119.9 million, from the third quarter of 2010. For the first nine months of 2011, net sales for the Payless International reporting segment increased 1.9% or $6.3 million, to $334.6 million, from the first nine months of 2010. For the third quarter and first nine months of 2011, sales increases in Latin America drove the increase over last year and were partially offset by sales declines in Puerto Rico and Canada.

As a percentage of net sales, operating profit decreased to 6.8% for the third quarter of 2011 compared to 16.1% in the third quarter of 2010. The decline was driven by increased promotional activity and higher product costs this year compared to last year. As a percentage of net sales, operating profit decreased to 5.9% for the first nine months of 2011 compared to 11.5% in the first nine months of 2010. The percentage decrease is primarily due to tangible asset impairment charges, increased promotional activity and higher product costs this year compared to last year.

PLG Wholesale Segment Operating Results

The PLG Wholesale reporting segment is comprised of PLG’s wholesale operations, which primarily includes sales from the Stride Rite, Sperry Top-Sider, Saucony and Keds brands.

	Third Quarter			First Nine Months
(dollars in millions)	2011	2010	Percent change 2011 vs. 2010	2011	2010	Percent change 2011 vs. 2010
Net sales	$180.3	$141.6	27.3%	$610.5	$489.7	24.7%
Operating profit	$9.5	$7.3	30.1%	$34.5	$53.5	(35.5)%
Operating profit as % of net sales	5.3%	5.2%		5.7%	10.9%

For the third quarter of 2011, net sales for the PLG Wholesale reporting segment increased 27.3% or $38.7 million, to $180.3 million, from the third quarter of 2010. For the first nine months of 2011, net sales for the PLG Wholesale reporting segment increased 24.7% or $120.8 million, to $610.5 million, from the first nine months of 2010. The increase in net sales for both the third quarter and first nine months of 2011 is due to global gains in the Sperry Top-Sider, Saucony, and Stride Rite brands.

As a percentage of net sales, operating profit was 5.3% for the third quarter of 2011 compared to operating profit of 5.2% in the third quarter of 2010. The increase was primarily driven by the leveraging of fixed costs due to higher net sales, partially offset by higher product costs. As a percentage of net sales, operating profit decreased to 5.7% for the first nine months of 2011 compared to 10.9% in the first nine months of 2010. The decrease was primarily due to the impairment of tradenames and higher product costs, offset by the impact of the leveraging of fixed costs due to higher net sales.

PLG Retail Segment Operating Results

The PLG Retail reporting segment consists of PLG’s owned Stride Rite children’s stores, PLG’s outlet stores, store-in-stores at select Macy’s Department Stores and Sperry Top-Sider retail stores.

	Third Quarter			First Nine Months
(dollars in millions)	2011	2010	Percent change 2011 vs. 2010	2011	2010	Percent change 2011 vs. 2010
Net sales	$73.3	$72.8	0.7%	$186.9	$180.4	3.6%
Operating profit	$6.6	$7.1	(7.0)%	$0.8	$4.4	(81.8)%
Operating profit as % of net sales	9.0%	9.8%		0.4%	2.4%

For the third quarter of 2011, net sales for the PLG Retail reporting segment increased 0.7% or $0.5 million, to $73.3 million, from the third quarter of 2010. For the first nine months of 2011, net sales for the PLG Retail reporting segment increased 3.6% or $6.5 million, to $186.9 million, from the first nine months of 2010. The increase in revenues from external customers in the third quarter and first nine months was primarily due to the contribution of new Sperry stores.

As a percentage of net sales, operating profit was 9.0% for the third quarter of 2011 compared to 9.8% in the third quarter of 2010. The decline was driven by higher product costs. As a percentage of net sales, operating profit was 0.4% for the first nine months of 2011 compared to 2.4% in the first nine months of 2010. The percentage decrease was primarily due the impact of asset impairment charge increases and higher product costs in 2011 compared to 2010.

Liquidity and Capital Resources

We ended the third quarter of 2011 with a cash and cash equivalents balance of $212.6 million, a decrease of $145.7 million from the 2010 third quarter. The decrease was due primarily to debt repayments, capital expenditures and share repurchases.

As of October 29, 2011, our foreign subsidiaries and joint ventures had $143.3 million in cash located in financial institutions outside of the United States. A majority of this cash represents undistributed earnings of our foreign subsidiaries, a portion of which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.

On August 16, 2011, we amended our $350 million Revolving Loan Facility with a $300 million Second Amended and Restated Loan and Guaranty Agreement (“Amended Revolving Loan Facility”). The Amended Revolving Loan Facility is a senior secured loan guaranteed by substantially all the assets of the borrower and the guarantors, having first priority in accounts receivable, inventory and certain related assets. The Amended Revolving Loan Facility matures on August 16, 2016 and bears interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a variable margin of 1.75% to 2.25% or the base rate as defined in the agreement. The Amended Revolving Loan Facility provides increased flexibility for investments, incurrence of indebtedness and restricted payments including prepayments on our Senior Subordinated Notes, subject to excess line availability tests. The facility will be available as needed for general corporate purposes.

As of October 29, 2011, the borrowing base on our Amended Revolving Loan Facility was $300.0 million less $28.6 million in outstanding letters of credit, or $271.4 million. The variable interest rate including the applicable variable margin at October 29, 2011, was 2.18%. We had no borrowings on our Amended Revolving Loan Facility at any time during the first nine months of 2011.

We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than 4.0 to 1. As of October 29, 2011, our leverage ratio, as defined in our Term Loan Facility agreement, was 2.4 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants on our Loan Facilities for the next twelve months. Further, we believe that our liquid assets, cash generated from operations and amounts available under our Amended Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for at least the next twelve months.

Based upon the provisions of the Term Loan Facility, if our leverage ratio is greater than 2.0 to 1 at our fiscal year end, we may be required to make an excess cash flow mandatory prepayment no later than 120 days after our fiscal year end. Based on excess cash flow projections for fiscal year 2011, we do not anticipate that we will be required to make such a mandatory prepayment. As the excess cash flow mandatory prepayment estimate is based on our current financial projections, the ultimate payment may differ from our current estimate.

Cash Flow Provided by Operating Activities

Cash flow provided by operations was $34.8 million in the first nine months of 2011, compared with $213.4 million in the same period in 2010. The decrease in cash flow from operations in the first nine months of 2011 as compared to the first nine months of 2010 is primarily due to lower cash generated from net earnings and decreases in accounts payable and accrued expenses. The decrease in accounts payable is primarily due to decreased merchandise payables since year end. The decrease in accrued expenses is primarily due to lower compensation related accruals.

Cash Flow Used in Investing Activities

Our capital expenditures totaled $65.2 million during the first nine months of 2011, compared with $67.3 million for the same period in 2010. The decrease in capital expenditures was primarily due to the timing of payments for certain technology and store investments in 2011 compared to 2010. Total capital expenditures in 2011 are expected to be approximately $105 million compared to $98 million in 2010. We intend to use internal cash and cash flow from operations to finance all of these expenditures.

Cash Flow Used in Financing Activities

We have made the following common stock repurchases:

	Third Quarter				First Nine Months
	2011		2010		2011		2010
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares
Stock repurchase program	$—	—	$28.0	2,016	$14.9	993	$39.8	2,644
Employee stock purchase, deferred compensation and stock incentive plans	0.3	23	0.8	50	3.6	196	3.1	155

	$0.3	23	$28.8	2,066	$18.5	1,189	$42.9	2,799

Under the terms of our Credit Facilities, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.

In the third quarter of 2011, we paid $50.0 million on our Senior Subordinated Notes.

Contractual Obligations

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 29, 2011. There have been no significant developments with respect to our contractual obligations since January 29, 2011.

Financial Condition Ratios

A summary of key financial information for the periods indicated is as follows:

	October 29, 2011	October 30, 2010	January 29, 2011
Debt-capitalization Ratio*	45.6%	44.6%	44.7%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 68.3%, 66.3% and 66.7%, respectively, for the periods referred to above.

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

Our impairment calculations require us to apply judgment in estimating future net sales, gross margin rates and store expenses as well as any potential for changes related to occupancy costs, store closures and transfer sales. We also apply judgment in estimating asset fair values, including the selection of an appropriate discount rate. If we do not meet our projections, we may incur significant impairment charges in future periods.

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

In the second quarter of 2011, due to underperformance in our retail businesses, we revised our financial projections related to our reporting units. These revisions indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our reporting units to determine if their book value exceeded their fair value. As a result of this assessment, we determined that the book value of goodwill exceeded its fair value and we recognized $10.0 million of pre-tax impairment charges for goodwill in the second quarter of 2011.

During the third quarter 2011, we performed our required annual goodwill impairment test and concluded there was no impairment of goodwill.

Our goodwill balance by reporting segment and reporting unit as of October 29, 2011 is as follows:

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

Each period we evaluate whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset. If we were to determine that events and circumstances warrant a change to the estimate of an intangible asset's remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life.

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

In the second quarter of 2011, due to underperformance in our retail businesses, we revised our financial projections related to certain indefinite-lived tradenames. These revisions indicated a potential impairment of certain indefinite lived tradenames and, as such, we assessed the fair value of these indefinite-lived tradenames to determine if their book value exceeded their fair value. This assessment indicated that the book value of certain indefinite-lived tradenames exceeded their fair value and we recognized $31.1 million of pre-tax impairment charges in the second quarter of 2011. During the third quarter of 2011, we performed our required annual indefinite-lived intangible asset impairment test and concluded there was no impairment of its indefinite-lived intangible assets. Our indefinite-lived tradename balance as of October 29, 2011 is $334.4 million.

A 100 basis point decrease in the royalty rate used in determining the fair value of our indefinite-lived tradenames, holding all other variables constant, could result in an impairment of approximately $21 million. Increasing the discount rate 100 basis points, holding all other variables constant, could result in an impairment of approximately $9 million. Decreasing the projected revenue growth rates 100 basis points, holding all other variables constant, could result in an impairment of approximately $1 million.

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

New Accounting Standards

See Note 14 of the Condensed Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our Amended Revolving Loan Facility is based on LIBOR plus a variable margin of 1.75% to 2.25%, or the base rate, as defined in the credit agreement. There were no outstanding borrowings on the Amended Revolving Loan Facility at any time during the nine months ended October 29, 2011; however, if we were to borrow against the Amended Revolving Loan Facility, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate contract for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through 2012. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of October 29, 2011, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s Term Loan Facility, which totals $355.6 million, would impact pretax interest expense by approximately $3.6 million annually or approximately $0.9 million per quarter.

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

A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. During 2005, the PRC government adopted an exchange rate system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under this “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of October 28, 2011, the last day of trading in our quarter, the exchange rate was 6.33 Yuan per U.S. dollar compared to 6.68 Yuan per U.S. dollar at the end of our third quarter 2010 and 6.57 Yuan per U.S. dollar at the end of our 2010 fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including the Chief Executive Officer and President and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

For more information regarding our risk factors, see Item 1A in our Form 10-K for the year ended January 29, 2011. There have been no changes to the risk factors disclosed in our 2010 Annual Report on Form 10-K, other than the addition of the following risk factors:

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

Failure to Maintain the Security of Personally Identifiable and Other Information of our Customers, Stockholders and Employees Could Negatively Impact Our Business.

In connection with our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. Theft, loss, fraudulent use or misuse of customer, stockholder, employee or our data by cybercrime or otherwise, could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended October 29, 2011, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased(1) (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
07/31/11 — 08/27/11	8	$9.70	—	$124.0
08/28/11 — 10/01/11	10	12.50	—	124.0
10/02/11 — 10/29/11	5	14.57	—	124.0

Total	23	$11.88	—	$124.0	(2)

(1)	Includes an aggregate of approximately 23 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.
(2)

On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.

ITEM 4.	RESERVED

ITEM 6.	EXHIBITS

(a)	Exhibits:

Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President - Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President - Chief Financial Officer and Treasurer*

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Earnings (Unaudited) for the 13 Weeks and 39 Weeks Ended October 29, 2011 and October 30, 2010; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of October 29, 2011, October 30, 2010 and January 29, 2011; (iii) the Condensed Consolidated Statements of Equity and Comprehensive Income (Unaudited) for the 39 Weeks Ended October 29, 2011 and October 30, 2010; (iv) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 39 Weeks Ended October 29, 2011 and October 30, 2010; and (v) the Notes to the Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2011	By: /s/ Michael J. Massey
Michael J. Massey
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 23, 2011	By: /s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President -
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)