Form 10-K
period 2012-01-28
COLLECTIVE BRANDS, INC.
filed 2012-03-22
CIK 1060232

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” and “accelerated filer” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer  ☒              Accelerated filer  ☐              Non-accelerated filer  ☐              Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $713.1 million based on the closing price of $11.78 as reported on the New York Stock Exchange on July 29, 2011, the last trading day of the registrant’s second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value

60,624,604 shares at March 14, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2012 (Proxy Statement)	Part III

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

COLLECTIVE BRANDS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 28, 2012

[Page Intentionally Left Blank]

PART I

ITEM 1.    BUSINESS

General

Collective Brands, Inc. (“Collective Brands” or the “Company”) is a leader in bringing compelling lifestyle, fashion and performance brands for footwear and related accessories to consumers worldwide. We operate a portfolio of brands and private brand labels sold at multiple price points through multiple selling channels including retail, wholesale, e-commerce, licensing, and franchising. Collective Brands consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing (“CLI”). Payless is one of the largest footwear specialty retailers in the world. We serve the everyday needs and fashion wants of women, moms, kids, teens, and men. Payless is dedicated to providing incredible values for on-trend and validated styles of footwear and accessories. PLG is a leading provider of iconic performance and lifestyle brands, each with strong marketplace positions focused on distinct and targeted consumer segments. PLG markets performance and lifestyle footwear and related accessories for adults and children under well-known brand names including Sperry Top-Sider®, Saucony®, Stride Rite®, and Keds®. CLI is a brand development and licensing company that specializes in building, launching, licensing and growing brands focused on the youth lifestyle market, including Above the Rim®, Airwalk®, Spot-Bilt®, Clinch Gear®, Lamar®, Sims®, Strikeforce®, and Vision Street Wear®. CLI’s vision is to create the leading youth lifestyle and athletic fashion branded licensing company in the world. All references to years are to our fiscal year unless otherwise stated. Fiscal year 2011 ended on January 28, 2012.

At the end of 2011, there were 4,303 Payless stores, owned or franchised, in 34 countries and territories. Payless owned stores in the United States, Canada, Caribbean, Central America, and South America sold over 120 million pairs of footwear and 50 million units of accessories through nearly 450 million customer visits during 2011. Payless sells a broad assortment of footwear including casual and dress shoes, sandals, boots, slippers, and other footwear categories in a self-selection shopping format. We also sell a broad array of accessories such as handbags, jewelry, bath-and-beauty products, and hosiery. Our stores feature a variety of mainstream and designer footwear brands including Airwalk®, American Eagle™, Champion®, Christian Siriano for Payless™, Dexter®, Isabel Toledo for Payless™, Lela Rose for Payless™, and Safe T Step®. Generally, North American stores are company-owned; stores in the Central and South American regions (as defined in the “Stores” section below) operate as joint-ventures; and stores in Europe, Asia, and the Middle East are franchised. Stores operate in a variety of real estate formats. Approximately a quarter of the company-owned stores are mall-based while the rest are located in strip centers, central business districts, and other real estate formats. We also operate payless.com® where customers buy our products online and store associates order products for customers that are not sold in all of our stores or are out of stock. Payless stores possess an average of approximately $60,000 worth of inventory at cost depending upon the time of year (see “Seasonality” section). We focus our marketing efforts in a variety of traditional and electronic channels primarily on female, budget-conscious consumers who appreciate trend-right product. Our core customer is a female head-of-household about 35-54 years old with children. Her average annual household income is about $65,000 and she is more likely to be African-American or Hispanic as compared to overall women self-purchasers of footwear in the U.S. Payless’s most addressable consumer segment tends to be households with annual income of less than $75,000 in the market for non-athletic footwear below $30 per pair.

PLG is a leading provider of iconic performance and lifestyle brands, each with unique personalities and strong marketplace positions focused on distinct and targeted consumer segments. PLG is predominantly a wholesaler of footwear, selling its products mostly in North America in a wide variety of retail formats including premier department stores, specialty stores, and athletic and sporting good stores. PLG markets products in countries outside North America through owned operations, independent distributors, and licensees. PLG designs and markets categories of footwear and related accessories under various brands and trademarks, including:

Brand and/or trademark	Product categories
Sperry Top-Sider® and Sperry®	Nautical performance, outdoor recreational, dress-casual, and casual footwear for adults and children; and, apparel and accessories

Saucony® and Saucony Originals®	Technical running, minimalist, athletic lifestyle, outdoor trail, and fashion athletic shoes for adults and children; and, athletic apparel and accessories

Keds®, Pro-Keds®, and Grasshoppers®	Fashion-athletic and casual footwear and accessories for adults and children

Stride Rite®, Robeez®, and other trademarks	Children’s dress, athletic, and casual footwear, boots and sandals

PLG also markets its products directly to consumers through a variety of owned formats: Stride Rite children’s stores, outlet stores, Stride Rite store-in-stores, Sperry Top-Sider stores, and e-commerce sites. At the end of 2011, there were 356 PLG stores, owned or franchised, in 10 countries.

History

Payless was founded in Topeka, Kansas in 1956 with a strategy of selling low-cost, high-quality family footwear on a self-service basis. In 1962, Payless became a public company. In 1979, it was acquired by The May Department Stores Company (“May Company”). On May 4, 1996, Payless became an independent public company again as a result of a spin-off from May Company. In 1998, we reorganized forming a new Delaware corporation, Payless ShoeSource Inc., which changed its name to Collective Brands, Inc. in August 2007. In March 2007, we acquired Collective Licensing, a Denver-based brand development, management and licensing company. In August 2007, we completed our acquisition of The Stride Rite Corporation.

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

Segments and Geographic Areas

We operate our business in four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail. See Note 16 in the Notes to the Consolidated Financial Statements for a discussion on financial results by segment.

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

Stores

At the end of 2011, we operated a total of 4,496 wholly-owned or joint-ventured retail stores. This was comprised of 3,499 in the Payless Domestic segment, 661 stores in the Payless International segment, and 336 stores in the PLG Retail segment. In addition, we franchised 163 stores.

Payless Domestic

The average size of a store in the Payless Domestic segment is approximately 3,200 square feet. Depending upon the season and the sales volume of the store, stores employ a varying number of associates, including a store manager or shared store manager. Stores use a combination of full-time and part-time associates. By including materially remodeled stores in our calculation as new stores, Payless Domestic stores were 12 years old on average at the end of 2011. Payless stores operate in a variety of real estate formats such as shopping malls, central business districts, free-standing buildings, strip centers, and leased departments in ShopKo® stores. As of year-end, there were 144 ShopKo® locations, and they are included in the table below.

Payless Domestic
Alabama	30	Louisiana	50	Oklahoma	42
Alaska	8	Maine	11	Oregon	45
Arizona	78	Maryland	66	Pennsylvania	141
Arkansas	38	Massachusetts	80	Rhode Island	13
California	477	Michigan	117	South Carolina	24
Colorado	47	Minnesota	48	South Dakota	13
Connecticut	42	Mississippi	36	Tennessee	37
Delaware	7	Missouri	64	Texas	363
District of Columbia	7	Montana	13	Utah	49
Florida	246	Nebraska	30	Vermont	7
Georgia	82	Nevada	28	Virginia	73
Hawaii	14	New Hampshire	18	Washington	82
Idaho	29	New Jersey	120	West Virginia	9
Illinois	143	New Mexico	27	Wisconsin	83
Indiana	52	New York	240	Wyoming	4
Iowa	30	North Carolina	55
Kansas	31	North Dakota	6	Guam	2
Kentucky	28	Ohio	113	Saipan	1

				Total Payless Domestic	3,499

Payless International

We opened our first wholly-owned international store in Canada in 1997 and since then our international presence has grown substantially. We entered Latin America in 2000, and primarily operate stores there through joint ventures. In 2009, we franchised our first stores in the Middle East.

The average size of our stores in the Payless International segment is approximately 2,800 square feet. By including materially remodeled stores in our calculation as new stores, our international stores were on average seven years old at the end of 2011. Our international stores operate in a variety of real estate formats, including shopping malls, central business districts, free-standing buildings, and strip centers.

As of year-end 2011, we had 661 stores in 14 foreign countries or territories that were either wholly-owned or operated as joint ventures. This includes 17 store-in-store locations within two retailers in Colombia.

Payless Owned & Joint Venture Stores
Canada		Central America		South America
Alberta	40	Costa Rica	25	Ecuador	38
British Columbia	39	Dominican Republic	18	Colombia	67
Manitoba	10	El Salvador	22
New Brunswick	7	Guatemala	47	Total South America	105
Newfoundland and Labrador	3	Honduras	22	Other Countries and Territories
Nova Scotia	11	Jamaica	10	Puerto Rico	68
Ontario	131	Nicaragua	13	U.S. Virgin Islands	5
Prince Edward Island	2	Panama	20
Quebec	36	Trinidad/Tobago	17	Total Other Territories	73
Saskatchewan	10

Total Canada	289	Total Central America	194
				Total Payless International	661

In addition, our franchisees operated 143 stores in 17 countries or regions.

Payless Franchised Stores
Bahrain	2	Morocco	1
Egypt	2	Peru	21
Indonesia	18	Philippines	21
Israel	10	Russia	14
Jordan	2	Saudi Arabia	29
Kuwait	5	Singapore	3
Lebanon	1	Turkey	2
Malaysia	5	United Arab Emirates	5

Mexico	2	Total	143

Since year-end, we have signed agreements with franchisees to operate stores in South Korea, Thailand, and Vietnam.

PLG Retail

Stride Rite children’s stores are located primarily in larger regional shopping centers, clustered generally in the major marketing areas of the U.S. The average size of a Stride Rite children’s store is approximately 1,300 square feet. Outlet stores average approximately 2,800 square feet because outlet stores carry a broad range of footwear for adults in addition to children’s footwear. Most of our outlet stores are located in shopping centers consisting only of outlet stores. Sperry Top-Sider stores average approximately 1,600 square feet and tend to be located in affluent areas that embrace the nautical lifestyle that the brand projects. Five of the Sperry stores have a side-by-side Saucony store too, which are counted as one store in the table below. By including materially remodeled stores in our calculation as new stores, PLG Retail segment stores were on average approximately seven years old at the end of 2011. We also operate Stride Rite shoe departments within select Macy’s stores. This provides us with a capital efficient, additional distribution channel for our products.

The number of owned retail stores by type for the PLG Retail segment is represented in the following table:

PLG Retail
Stride Rite children’s stores	204
Outlet stores	96
Sperry Top-Sider stores	18
Macy’s store-in-stores	18

Total PLG Retail stores	336

PLG also franchised 20 free-standing stores outside North America. Each of these stores is branded “Stride Rite” and sells all our owned brands in children’s sizes.

PLG Franchised Stores
Brunei	1	Singapore	2
Hong Kong	2	South Korea	2
Indonesia	1	Turkey	4
Malaysia	4	Total	20
Philippines	4

PLG Wholesale

In addition to the owned and franchised PLG retail stores, we had 97 stores managed by licensed dealers (not included in the store counts above) at the end of 2011. A licensed dealer is an independent shoe retailer that sells a high percentage of Stride Rite products. We generate sales from dealers by selling them our product. Dealers do not pay franchise or on-going fees, but must abide by certain requirements in exchange for permission to use the Stride Rite brand. Of the total, 81 stores were located in the U.S. and 16 were located internationally, predominantly in Latin America. Our sales representatives monitor the dealers’ assortments and appearance. We give guidance to the dealers on store remodeling. Dealers are not obliged to participate in our store promotions.

International Business

In 2011, 18% of Collective Brands sales came from outside the U.S. We derived sales from approximately 100 countries or territories through retailing, wholesaling, e-commerce, licensing, and franchising.

Payless International

Payless International sales were $469.6 million or 14% of total Company sales in 2011. Of the Payless International stores we wholly-own or operate through joint ventures, 44% are located in Canada; 46% are located in Latin America and the Caribbean; and 10% are located in Puerto Rico.

PLG Wholesale

PLG Wholesale sells footwear in over 90 countries and territories. International wholesale sales totaled $156 million in 2011. We use our owned operations, independent distributors and licensees to market our various product lines outside of the U.S. The largest portion of our international PLG Wholesale sales came from Europe, followed by Canada. We record revenue from foreign sources through the sale of products by our company-owned sales offices in Canada, Germany, the Netherlands, and the United Kingdom, as well as through sales to independent distributors in other countries.

In addition to owned and distributor operations, we also sell our branded products through licensing and development arrangements in multiple selling channels. These partners sell PLG products on-line as well as through wholesale and retail. Their retail business is conducted through stand-alone and store-in-store formats. We have 10 partners operating in 16 countries and territories.

Licensing and development enables us to sell in certain international markets without incurring development costs and the capital commitment required to maintain foreign operations, employees, inventories, and localized marketing programs. We assist in designing products that are appropriate to each foreign market, but are consistent with our global brand positioning. Licensing and development partners independently market and distribute our branded products in their respective territories with product and marketing support provided by us.

Store and Wholesale Operations Management

Collective Brands manages certain support functions such as information technology and finance in a mostly centralized fashion from its Topeka, Kansas and Lexington, Massachusetts offices. The Company also manages other support functions, such as loss prevention and store-level human resources, in a more decentralized fashion.

Payless Domestic

Our Retail Operations team is responsible for managing the operations of our stores, including functions such as opening and closing, store displays, inventory management, staffing, and managing the customer experience. Positions and scope are as follows:

Title (or position)	Span of Control (or scope)
Store Leader	Manage one store
Multiple Store Leader	Manage two stores
Group Leader	Manage one store; generally oversee four others
District Leader	Oversee approximately 25 stores
Director of Retail Operations	Oversee approximately 300 stores

Payless International

The international reporting structure is very similar to Payless Domestic. However, the international span of control is more narrow than domestic as we have fewer international stores that tend to be spread further apart.

PLG Wholesale

The PLG Wholesale business is divided by major brands, each with its own dedicated sales forces. Generally each sales executive is assigned a specific geographic region.

PLG Retail

Retail locations are managed by a Store Manager who reports to a District Leader. District Leaders typically oversee approximately 25-30 stores. These positions are responsible for managing the operations of our stores, including functions such as opening and closing, store displays, inventory management, and staffing.

Stride Rite children’s stores offer customers a full-service experience that includes personalized sizing and fitting of each child by trained specialists. Outlet stores offer limited service in conjunction with a self-selection environment. Sperry stores and store-in-store locations offer full-service and self-selection shopping together.

Employees

At the end of 2011, Collective Brands employed approximately 30,000 associates worldwide. Over 26,000 associates worked in stores, while the remaining associates worked in other capacities such as corporate support, Asia-based procurement/sourcing, licensing, and distribution centers. Our associate base was 47% full-time and 53% part-time and we had 128 associates under collective bargaining agreements at year end.

Payless Domestic

At year-end, nearly 23,000 associates worked in the Payless Domestic segment, of which approximately 40% are full-time and 60% are part-time.

Payless International

The Payless International segment employed over 3,800 associates at year-end, of which approximately 80% are full-time and 20% are part time.

PLG Wholesale

Approximately 900 associates at year-end were employed in various sales and support capacities in the PLG Wholesale segment, almost all of which were full-time associates.

PLG Retail

The PLG Retail segment employed approximately 2,300 associates at year-end, of which approximately 30% are full-time and 70% are part-time.

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

Payless International

Internationally, we also seek to compete effectively by getting to market with differentiated, trend-right merchandise before mass-market discounters, but at more compelling values than department stores and specialty retailers. Our main competitors in Canada are Spring, The Shoe Company, SportChek, Sears Canada, Walmart Canada, and Zellers. About 60% of our stores in Canada are in malls. The competitive environment in Canada is becoming more fragmented due to online and other competitors. In addition, the U.S. dollar exchange rate impacts competition.

In Latin America, our competition varies by country. In Central America (except for Panama), we have two larger corporate competitors: Adoc and MD. In Colombia, our main competitors are Spring Step, Bata, and Calzatodo. We also compete in Latin America against small independent operators that vary by country.

PLG Wholesale

On a wholesale level, we also compete with many suppliers of footwear. PLG Wholesale’s most significant competitors include:

PLG Wholesale Brand
Saucony	Sperry Top-Sider	Keds	Stride Rite

adidas	Coach	Converse	adidas / Reebok

Asics	Cole Haan	Lacoste	Geox

Brooks	Ecco	Toms	New Balance

Mizuno	Rockport	Vans	Nike /Brand Jordan /Converse

New Balance	Sam Edelman		Pedipeds

Nike	Sebago		Primigi

	Timberland		Puma

	Ugg		Skechers

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

Payless Domestic

Sales are typically highest for Payless Domestic in the first quarter followed closely by the third then second quarters with lower sales in the fourth quarter.

•

Our stores tend to have their highest sales around the Easter selling season because customers often shop our stores for holiday-specific footwear and accessories. This is typically about 1-3 weeks in advance of the holiday.

•	In second quarter, the arrival of warm weather in most major markets is a meaningful sales catalyst, but typically not quite as strong as Easter.

•	Back-to-school is a significant sales catalyst in the third quarter as well as the start of cool weather which drives our boot business.

•

We have lower sales in the fourth quarter compared to the other three quarters. Though holiday season customer traffic is busy relative to many other months, it does not disproportionately spike like other retailers because footwear tends to be less giftable than other retail alternatives. Furthermore, January tends to be our slowest month and we focus on clearance and spring transition.

Payless International

Payless International seasonality tends to largely resemble Payless Domestic with a few important differences.

•

First, a greater share of sales tends to come in December compared to Payless Domestic. In fact, December typically means more to Latin America than Easter does to Payless Domestic. In Puerto Rico and Latin America many workers get an incremental paycheck for the Christmas season.

•

Secondly, compared to Payless Domestic, back-to-school is even more important for Payless International. Many Latin Americans come together and shop as family units. Back-to-school is culturally and economically a time to spend together.

•	Finally, paydays are times when proportionally more is spent on footwear than on other days of a month.

PLG Wholesale

The PLG Wholesale business is customarily driven by demand for spring (i.e. first half) and fall (i.e. second half) seasonal product lines.

•	PLG Wholesale sales tend to be more first half-weighted compared to second half due to the nature of our brands, as well as meeting the wholesale customers’ seasonal needs of their end-consumers.

•	The wholesale segment’s business is usually about three months earlier than Collective Brands’ other three segments.

•	The wholesale segment tends to have its highest inventory position around January to February and its lowest inventory position around the November to December time frame.

PLG Retail

Retail seasonal sales volume for our Stride Rite children’s stores and outlet stores tends to be approximately equivalent for the first half of the year versus the second half of the year.

•	The arrival of warm weather in the first half of the year is the biggest annual sales catalyst. Easter tends not to be as significant compared to Payless.

•	In the second half of the year, back-to-school and the merchandise mix shift to boots are significant sales drivers.

•	PLG Retail tries to balance promotions evenly between the periods.

In their short history, Sperry Top-Sider stores have seen reasonably consistent seasonal sales patterns with notable spikes around Christmas and Father’s Day.

Supply Chain

We run an integrated supply chain that supports the product life-cycle from concept to liquidation across all reporting segments. In 2011, we sold approximately 160 million pairs of footwear through retail and wholesale combined.

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

We build and manage total inventory plans globally across multiple selling channels. Assortments are targeted based on customer demand and planned with specific product lifecycles. We base our decisions on how to stock stores using several criteria:

•

For the Payless Domestic and Payless International segments, approximately 60%-65% of stores’ product portfolio is the same and we localize the balance. We employ a variety of tools based on lifestyle, demographics, shopping behavior, and appetite for fashion to increasingly localize our products in stores.

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

For Payless stores in North America, our goal is to optimize price throughout products’ lifecycles by using tools which enable us to change pricing for every product at a “store price cluster” level. A store price cluster is a group of stores (usually about 125) with similar levels of price elasticity for a particular product.

Sourcing

Our design, product development, and sourcing functions come together in our global supply chain organization. We utilize agents, as well as internal product design and development capabilities, to drive trend-right designs and improve speed to market of new products. Our Asia-based teams, responsible for product development and sourcing, perform several functions including sample creation and quality control. For strategic commodities and inputs (e.g. outsoles, components), we negotiate directly with suppliers of raw materials and generally require our factories to use our preferred suppliers.

We procure products two different ways — through our direct sourcing organization or by engaging third party agents to assist in the procurement of products which we cannot or do not want to procure ourselves. Over 72% of our footwear in 2011 was procured by our direct sourcing organization — 65% for Payless and 96% for PLG. In 2011, we procured a higher percentage of our Payless products from third party agents versus the prior year in an effort to utilize the agents more for additional product trend insights.

Our sourcing team is closely aligned with our core factory base which serves the bulk of our manufacturing needs. We balance several considerations in allocating our workflow to factories such as: present and future capacity needs, costs, compliance with regulatory issues, and the impact of product complexity. Thirty-two core factories accounted for 68% of Collective Brand’s footwear purchases. We have more than 100 other footwear factories with which we do a smaller amount of business.

Factories in China were a direct source of 82% of our footwear units in 2011 compared to 84% in 2010. We are diversifying our manufacturing base not only between countries but also within China in order to reduce costs. In 2011, we sourced 15% of our footwear from Vietnam and the remaining 3% from a variety of countries including Indonesia, Thailand, and western hemisphere countries. Products are manufactured to meet our specifications and standards. We do not purchase “seconds” or “overruns”.

Logistics

We maintain a flexible and efficient global logistics network that enables speed to market while mitigating transportation costs. Our systems provide perpetual planning and forecasting solutions, support multiple distribution centers, and provide information to allow us to optimize initial distribution planning and case pack configuration. During 2011, our days from order commitment-to-store (“supply chain days”) increased slightly versus the prior year due to ongoing implementation of a sourcing diversification strategy which involves sourcing footwear from more remote locations. Our efforts to reduce product costs by sourcing more from outside China increased logistics distance and complexity, which added to the supply chain days. This was partially offset by the impact of improved execution, process enhancements, and optimizing our physical distribution. To ensure product arrives at locations when our customers need it, we commit earlier to assortments given the slight increase in supply chain days.

We target high-demand, in-season product for accelerated delivery (“rapid re-order”) at both retail and wholesale. Through rapid re-order we attempt to maximize sales and margin on high-demand, proven items. Through rapid re-order, we reduce approximately three weeks worth of supply chain days from certain product runs.

Stores generally receive new merchandise on average twice a week from one of our pool points which are used to manage the flow-through of inventory from our distribution centers (“DCs”) to our stores in an effort to maintain a constant flow of fresh and replenished merchandise. We currently use six DCs worldwide which are listed below along with their approximate size:

1.	We lease an 802,000 square foot DC in Brookville, Ohio which currently serves approximately 2,400 Payless stores in North America, all Stride Rite stores, and Stride Rite’s U.S. wholesale business.

2.	We own a 520,000 square foot DC in Louisville, Kentucky which serves U.S. wholesale operations for Keds, Saucony, and Sperry Top-Sider. It also serves Sperry retail stores.

3.	We lease a 414,000 square foot DC in Redlands, California which serves approximately 1,800 Payless stores in North America.

4.	We contract for 67,500 square feet of distribution space, together with contiguous showroom and office space, in Mississauga, Ontario which serves our PLG Wholesale business in Canada.

5.	We lease a 94,000 square feet of distribution and showroom space in Heerhugowaard, The Netherlands to support our PLG operations in Europe.

6.	We contract with a third-party in Colon, Panama to operate a distribution facility for our Payless operations in Latin America.

We lease an 87,000 square feet of office space in multiple locations in China, Taiwan, and Vietnam. The functions of our associates in these Asia locations are primarily related to sourcing, inspection, costing, and logistics.

Intellectual Property

Through our wholly-owned subsidiaries, we own certain copyrights, trademarks, patents and domain names which we use in our business and regard as valuable assets.

Payless Domestic and Payless International

The trademarks and service marks used in our Payless business include Payless®, Payless ShoeSource®, and various logos used on our Payless ShoeSource store signs and in advertising, including our traditional yellow and orange signage and our orange and blue circle “P” logos. The domain names include Payless.com®, as well as derivatives of Payless ShoeSource. We also own and use the following trademarks and brands in Payless stores: Airwalk®, Above the Rim®, and Spot-Bilt®.

Currently, we have agreements in place regarding the following brands:

Trademark	Licensor	Expires
Blue’s Clues, SpongeBob SquarePants, and Pro-Slime	MTV Networks, a division of Viacom International, Inc.	December 31, 2012
The Last Airbender®	MTV Networks, a division of Viacom International, Inc.	December 31, 2012
Star Wars® and Star Wars: The Clone Wars® properties	Lucasfilm Ltd.	December 31, 2012
American Ballet Theatre™	Ballet Theatre Foundation, Inc.	January 31, 2013
Superball®	Wham-o, Inc.	December 31, 2013
Various Disney characters and properties	Disney Enterprises, Inc.	December 31, 2013
Dexter®	HH Brown Shoe Company, Inc.	December 31, 2014
Champion®	HBI Branded Apparel Enterprises, LLC	June 30, 2015
American Eagle™	American Eagle Outfitters	None

We have agreements for development, licensing, marketing and distribution regarding the following designer brands:

Trademark	Designer	Expires
Silvia Tcherassi for Payless™	Silvia Tcherassi	September 1, 2012
Lela Rose for Payless™	Lela Rose	July 31, 2013
Unforgettable Moments by Lela Rose™	Lela Rose	July 31, 2013
Isabel Toledo for Payless™	Isabel Toledo	August 31, 2013
Christian Siriano for Payless™	Christian Siriano	December 31, 2013

The Silvia Tcherassi for Payless mark is used primarily in Latin America. Through agents, Payless also utilizes various character marks from time-to-time.

Collective Licensing markets trademarks outside of Payless stores including Above the Rim®, Airwalk®, Clinch Gear®, Dukes™, genetic®, Hind®, Lamar®, LTD®, Rage®, Skate Attack®, Ultra-Wheels®, and Vision Street Wear®. We are also the exclusive agent for the Sims® brand mark. Collective Licensing’s focus is on the growing active sport lifestyle market driven predominantly by action sports and performance athletic trends. It is positioned with its authentic brand portfolio to reach both the younger consumer with strong ties to board sports, as well as appeal to the broad range of consumers drawn to this established lifestyle and fashion.

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

We have entered into license agreements with various licensors, which are summarized in the following table:

Trademark	Licensor	Expires
Various Star Wars and Clone Wars characters and properties	Lucasfilm Ltd.	December 31, 2012
Various Disney® characters and properties	Disney Consumer Products, Inc.	December 31, 2013
Superball®	Wham-o, Inc.	December 31, 2013
Jessica Simpson™	VCJS, LLC	December 31, 2013
Hello Kitty	Sanrio, Inc.	December 31, 2013
Various Marvel characters and properties	Marvel Characters, BV	December 31, 2013
Various Sesame Street characters and properties	Seasame Workshop	June 30, 2014

Backlog

PLG Wholesale

Our backlog of orders as of January 28, 2012 was approximately $354 million compared to approximately $343 million as of January 29, 2011. Of the January 28, 2012 backlog, the amount relating to orders for the first quarter of 2012 was $193 million. Of the January 29, 2011 backlog, $191 million related to orders for the first quarter of 2011. The backlog of orders in the first quarter of 2012 reflects the anticipation of a greater mix of reorders versus future orders compared to the first quarter of 2011 and, as such, we expect fewer cancellations in the first quarter of 2012 than we had in the first quarter of 2011. Due to the variability of the timing between future orders, reorders and cancellations, backlog does not necessarily translate directly into net sales.

Environmental Liability

In connection with the acquisition of PLG, we acquired a property with a related environmental liability. The liability as of January 28, 2012 was $0.5 million, $0.1 million of which was included as an accrued expense and $0.4 million of which was included in other long-term liabilities in the accompanying Consolidated Balance Sheet. The assessment of the liability and the associated costs were based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. As of January 28, 2012, the Company estimated the total cost related to this environmental liability to be $6.3 million, including $5.8 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations, the inherent uncertainties involved in estimating conditions in the environment, and the costs of addressing such conditions.

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

Directors of the Company

Listed below are the names and present principal occupations or, if retired, most recent occupations of the Company’s Directors:

Name	Principal Occupation
David Scott Olivet(1*)(2)(4)	Executive Chairman, RED Digital Cinema and Chairman, Oakley Inc.
Daniel Boggan Jr.(2)	Retired Senior Vice President of the National Collegiate Athletic Association
Mylle H. Mangum(1)(3*)	Chief Executive Officer of IBT Enterprises, LLC
John F. McGovern(1)(2*)	Former Executive Vice President/Chief Financial Officer of Georgia-Pacific Corporation
Robert F. Moran(2)	Chairman and Chief Executive Officer of PetSmart, Inc.
Matthew A. Ouimet(2)	President and Chief Executive Officer of Cedar Fair Entertainment Company
Michael A. Weiss(3)	Chairman, President and Chief Executive Officer of Express, Inc.
Robert C. Wheeler(3)	Retired Chairman and Chief Executive Officer of Hill’s Pet Nutrition, Inc.
Richard L. Markee(3)	Executive Chairman of Vitamin Shoppe, Inc.

(1)	Executive Committee Member

(2)	Audit and Finance Committee Member

(3)	Compensation, Nominating and Governance Committee Member

(4)	Non-Executive Chairman of the Board

*	Chairman

Executive Officers of the Company

Listed below are the names and ages of the executive officers of the Company as of March 22, 2012 and offices held by them with the Company.

Name	Age	Position and title
Michael J. Massey	47	Chief Executive Officer, President, General Counsel and Secretary
LuAnn Via	58	President and Chief Executive Officer — Payless ShoeSource, Inc.
Gregg S. Ribatt	43	President and Chief Executive Officer — Perfomance + Lifestyle Group
Bruce T. Pettet	47	President and Chief Executive Officer — Collective Licensing International
Darrel J. Pavelka	56	Executive Vice President — Global Supply Chain
Douglas J. Treff	54	Executive Vice President — Chief Administrative Officer
Betty J. Click	49	Senior Vice President — Human Resources
Douglas G. Boessen	49	Division Senior Vice President, Chief Financial Officer and Treasurer

Michael J. Massey is 47 years old and has served as Chief Executive Officer and President since June 2011. He has served as Senior Vice President — General Counsel and Secretary since 2003. Prior to that, he served as Vice President of International Development from 2001 to 2003, Vice President of Contract Manufacturing from 2000 to 2001, Vice President, Group Counsel Intellectual Property from 1998 to 2000, and Senior Counsel from 1996 to 1998. Prior to joining Collective Brands, Inc., Mr. Massey was an attorney for The May Department Stores Company from 1990 to 1996.

LuAnn Via is 58 years old and has served as President and Chief Executive Officer of Payless since July 2008. Prior to joining the Company, she served as Group Divisional President of Charming Shoppes’ Lane Bryant and Cacique chains from June 2007 to July 2008 and served on the Charming Shoppes’ Group Executive Committee from January 2006 to July 2008. From January 2006 to June 2007, she served as President of Charming Shoppes’ Catherine Stores. She worked at Sears, Roebuck and Company from 2003 to 2006, serving as Vice President and General Merchandising Manager for the retailer’s footwear, accessories, fine jewelry and intimate apparel business. She served as Senior Vice President, General Merchandising Product Development from 1998 to 2003 at Saks, Inc. And from 1992 to 1998, she served as Executive Vice President at Trade Am International. From 1990 to 1992, Ms. Via was Senior Vice President and General Merchandising Manager at The Shoe Box/The Shoe Gallery; and from 1985 to 1990 she served as Divisional Vice President and Merchandise Manager for Accessories, as well as various other buying positions at the Rich’s Division of Federated Department Stores.

Gregg S. Ribatt is 43 years old and joined the Performance + Lifestyle Group of Collective Brands in January 2008 as President and Chief Executive Officer. Prior to that, he worked for Stuart Weitzman Holdings, LLC as President and CEO. Prior to joining Stuart Weitzman, he worked for Bennett Footwear Group holding positions of increasing responsibility. Prior to the company’s sale to Brown Shoe in 2005, he served as Executive Vice President and Chief Operating Officer for Bennett. Mr. Ribatt holds a bachelor of arts from Wesleyan University and a masters of business administration from The University of Chicago.

Bruce T. Pettet is 47 years old and has served as the President and Chief Executive Officer of Collective Licensing International, LLC since its founding in December 2003. He served as President and CEO of Airwalk International, LLC, from July 2000 through December 2003. Previous to Airwalk, he worked for Brooks Sports,

Inc., from 1995 to 2000, ultimately serving as the company’s President and CEO. He also served as a principal/partner for eight years for a Southern California-based lifestyle and performance brand sales agency, Performance Sales West. Mr. Pettet graduated from Pepperdine University with a B.S. in Management, received a certificate degree in Entrepreneurship from California State University — Fullerton, and participated in Executive Education in Business Strategy at Dartmouth University.

Darrel J. Pavelka is 56 years old and has served as Executive Vice President — Global Supply Chain since September 2007. Prior to that, he served as Senior Vice President — Merchandise Distribution, Planning and Supply Chain from September 2004 to September 2007. He also served as Senior Vice President — International Operations and Supply Chain from March 2003 to September 2004, Senior Vice President — Merchandise Distribution from 1999 to 2003, Vice President of Retail Operations for Division R from 1997 to 1999, Vice President of Stores Merchandising from 1995 to 1997, Director of Stores Merchandising from 1990 to 1995, Director of Distribution for Women’s from 1987 to 1990, Manager of Stores Merchandising for Division R from 1983 to 1987, and Manager of the Northeast store expansion from 1980 to 1983.

Douglas J. Treff is 54 years old and has served as the Company’s Executive Vice President and Chief Administrative Officer since September 2007. Prior to joining the Company, he served as Executive Vice President and Chief Administrative Officer for Sears Canada, Inc. from 2006 to 2007. From 2000 to 2006 he served as Senior Vice President and Chief Financial Officer for Deluxe Corporation and from 1990 to 2000, as Chief Financial Officer and other leadership roles in finance at Wilsons, The Leather Experts, Inc.

Betty J. Click is 49 years old and has served as Senior Vice President — Human Resources for Collective Brands, Inc. since July 2008. Prior to that, she served as Vice President, HR Operations and Learning and Development from December 2005 to August 2008 and as Vice President, HR Solutions from June 2002 to December 2005. Prior to joining Collective Brands, Inc., she spent 21 years with Verizon Communications, Inc. (formerly GTE) and served in various positions of increasing responsibility to support the Company’s evolution and expansion, including Vice President — Human Resources Corporate Staff and Executive Director of Compensation Strategy.

Douglas G. Boessen is 49 years old and has served as Division Senior Vice President, Chief Financial Officer and Treasurer since December 2008. He previously served as Vice President, Corporate Controller from 2004 to 2008. From 2000 to 2004, he was Vice President, Financial Planning and Analysis, from 1999 to 2000 he was Director — Strategic Planning and from 1997 to 1999 he served as Associate Controller for the Company. Prior to joining Payless, he served as Senior Manager at Arthur Andersen LLP.

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

The Worldwide Footwear Industry is Heavily Influenced by General Economic Cycles Including Commodity and Labor Prices

Footwear is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of footwear and related goods tend to be highly correlated with the cycles of the levels of disposable income of our consumers. As a result, any substantial deterioration in general economic conditions could adversely affect our business. Further, the profitability of our industry is dependent on the prices of commodities used to make and transport our products (including cotton, rubber, petroleum, etc.) as well as labor prices. If we are unable to mitigate the impact of the deterioration of general economic conditions and the impact of higher commodity and labor prices, our results of operations and financial condition would be materially adversely affected.

A Majority of our Operating Expenses are Fixed Costs that are not Directly Dependent Upon our Sales Performance

A majority of our operating expenses are fixed costs that are not directly dependent on our sales performance. These fixed costs include the leasing costs of our stores, our debt service expenses and, because stores require minimum staffing levels, the majority of our labor expenses. If our sales decline, we may be unable to reduce or offset these fixed operating expenses in the short term. Accordingly, the effect of any sales decline is magnified because a larger percentage of our earnings are committed to paying these fixed costs. As a result, our net earnings and cash flow would be disproportionately affected negatively as a result of a decline in sales.

We May be Unable to Maintain or Increase our Sales Volume and Profitability

Our Payless stores have a substantial market presence in the United States and we currently derive a significant majority of our revenue from our U.S. stores. Our PLG retail stores and our PLG wholesale businesses also derive a significant majority of their revenue from U.S. sources. Because of our substantial market presence, because the U.S. footwear retailing industry is mature and because our domestic store count is decreasing, for us to increase our domestic sales volume on a unit basis, we must capture market share from our competitors. We have attempted to capture additional market share through a variety of strategies; however, if we are not successful we may be unable to increase or maintain our sales volumes and profitability in the United States, adversely affecting our business, results of operations and financial condition.

Our Payless Domestic and Payless International Reporting Segments are Heavily Influenced by the Economic Condition of our Core Customer Base

Our Payless Domestic and Payless International reporting segments are highly dependent on the disposable income of our core customer base. High unemployment and rising prices for staple products like gasoline and food are factors that have a particularly negative impact on the disposable income of our core customer base. If the economic condition of certain segments of our core customer base does not improve, our financial results may be negatively impacted. Also, any deterioration in the general economic conditions for our core customer base could adversely affect our results of operations and financial condition.

We May Have Unseasonable Weather Where our Stores are Concentrated

We increase our inventory levels to support the increased demand for our products, as well as to offer styles particularly suited for the relevant season, such as sandals in the early summer season and boots during the winter season. If the weather conditions for a particular season vary significantly from those typical for such season, such as an unusually cold early summer or an unusually warm winter, consumer demand for the seasonally appropriate merchandise that we have available in our stores could be adversely affected and negatively impact net sales and margins. Lower demand for seasonally appropriate merchandise may leave us with an excess inventory of our seasonally appropriate products, forcing us to sell these products at significantly discounted prices and adversely affecting our net sales margins and operating cash flow. Conversely, if weather conditions permit us to sell our seasonal product early in the season, this may reduce inventory levels needed to meet our customers’ needs later in that same season. Consequently, our results of operations are highly dependent on somewhat predictable weather conditions and our ability to react to changes in weather conditions.

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

We May be Unsuccessful in Opening New Stores, Including Stores Operated by Franchise Partners, or Relocating Existing Stores to New Locations, Adversely Affecting our Ability to Grow

Our growth, in part, is dependent upon our ability to expand our retail operations by opening new stores, as well as relocating existing stores to new locations and extending our expiring leases, on a profitable basis.

Our ability to open new stores and relocate existing stores to new locations on a timely and profitable basis is subject to various contingencies, some of which are beyond our control. These contingencies include our ability to:

•	locate suitable store sites;

•	negotiate acceptable lease terms;

•	build-out or remodel sites on a timely and cost effective basis;

•	hire, train and retain qualified managers and personnel;

•	identify long-term shopping patterns;

•	identify suitable franchise partners;

•	obtain adequate capital resources; and

•	successfully integrate new stores into our existing operations.

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

We Rely on Third Parties to Manufacture and Distribute Our Products

We depend on third party manufacturers to manufacture the merchandise that we sell. If these manufacturers are unable to secure sufficient supplies of raw materials, produce products that meet our quality standards or maintain adequate manufacturing and shipping capacity, they may be unable to provide us with timely delivery of products. In addition, if the prices charged by these third parties increase for reasons such as increases in the price of raw materials, increases in labor costs or currency fluctuations, our cost of manufacturing would increase, adversely affecting our results of operations. We also depend on third parties to transport and deliver our products. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our products for any reason, or if they increase the price of their services, our operations and financial performance would be adversely affected.

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

Manufacturers in China are our major suppliers. During 2011, China was a direct source of approximately 82% of our merchandise based on cost. In addition to the products we import directly, a significant amount of the products we purchase from other suppliers has been imported from China. Any deterioration in the trade relationship between the United States and China or any other disruption in our ability to import footwear, accessories, or other products from China or any other country where we have stores could have a material adverse effect on our business, financial condition or results of operations.

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

Our International Operations are Subject to Political and Economic Risks

In 2011, 18% of our sales were generated outside the United States and almost all of our merchandise was manufactured outside the United States. We are accordingly subject to a number of risks relating to doing business internationally, any of which could significantly harm our business, including:

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

We May be Unable to Effectively Protect Our Trademarks and Other Intellectual Property Rights

We believe that our trademarks and other intellectual property are important to our business and are generally sufficient to permit us to carry on our business as presently conducted. We cannot, however, know whether we will be able to secure patents or trademark protection for our intellectual property in the future or whether that protection will be adequate for future products. Further, we face the risk of ineffective protection of intellectual property rights in the countries where we source and distribute our products. If we are compelled to prosecute infringing parties or defend our intellectual property, we will incur additional costs. Costs associated with the defense of our intellectual property could be substantial and occupy a significant amount of management time and resources. These costs could negatively impact our results of operations and financial condition.

Adverse Changes in Our Results of Operations and Financial Position Could Impact Our Ability to Meet Our Debt Covenants

We are subject to financial covenants under our Term Loan Facility, Revolving Credit Facility and our Senior Subordinated Notes (collectively, the “Credit Facilities”). These financial covenants are based largely on our results of operations and financial position. In the event of adverse changes in our results of operations or financial position, including those resulting from changes in generally accepted accounting principles, we may be unable to comply with the financial covenants contained in our Credit Facilities in which case we would be in default. To avoid a default, we may seek an amendment that would likely involve up-front costs, increased interest rate margins and additional covenants. If we were unable to negotiate an amendment of our Credit Facilities and defaulted on them we could be required to make immediate repayment. A default could also trigger increases in interest rates and difficulty obtaining other sources of financing. Such an event would adversely impact our financial position and results of operations.

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

Unstable Credit Markets Could Affect Our Ability to Obtain Financing

Our Senior Subordinated Notes are due on August 1, 2013, our Term Loan Facility matures on August 17, 2014 and our Amended Revolving Loan Facility matures on August 16, 2016. In the event we need additional financing, or we need to refinance our current debt, there can be no assurances that these funds will be available on a timely basis or on reasonable terms. Failure to obtain such financing could constrain our ability to operate or grow the business. In addition, any ratings downgrade of our securities, or any negative impacts on the credit market, generally, could negatively impact the cost or availability of capital.

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

We also assess certain finite and indefinite lived intangible assets for impairment on an annual basis or at any other interim reporting date when events or changes in circumstances indicate that the book value of these assets may exceed their fair value. Any significant changes in our anticipated future operating performance may be an indication of impairment to our trademarks or any other intangible asset. Any such impairment charges, if significant, would adversely impact our financial position and results of operations.

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

Failure to Maintain the Security of Personally Identifiable and Other Information of our Customers, Stockholders and Employees Could Negatively Impact Our Business

In connection with our business, we collect and retain significant volumes of certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. Theft, loss, fraudulent use or misuse of customer, stockholder, employee or our other data by cybercrime or otherwise, could adversely impact our reputation and could result in significant costs, fines, litigation or regulatory action against us.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Collective Brands uses six distribution facilities worldwide, which are listed below along with their approximate size:

1.

We lease an 802,000 square foot Distribution Center (“DC”) in Brookville, Ohio which currently serves approximately 2,400 Payless stores in North America, all Stride Rite stores, and PLG’s U.S. wholesale business.

2.	We own a 520,000 square foot DC in Louisville, Kentucky which serves U.S. wholesale operations for Keds, Saucony, and Sperry Top-Sider. It also serves Sperry retail stores.

3.	We lease a 414,000 square foot DC in Redlands, California which serves approximately 1,800 Payless stores in North America.

4.	We contract for 67,500 square feet of distribution space, together with contiguous showroom and office space, in Mississauga, Ontario which serves our PLG Wholesale business in Canada.

5.	We lease a 94,000 square feet of distribution and showroom space in Heerhugowaard, The Netherlands to support our PLG operations in Europe.

6.	We contract with a third-party in Colon, Panama to operate a distribution facility for our Payless operations in Latin America.

We lease an 87,000 square feet of office space in multiple locations in China, Taiwan, and Vietnam. The functions of our associates in these Asia locations are primarily related to sourcing, inspection, costing, and logistics.

Retail Properties

The total square footage for our retail stores as of January 28, 2012, January 29, 2011 and January 30, 2010 was approximately 13.5 million, 14.6 million and 14.6 million, respectively. These square footage numbers do not include our franchised stores.

Payless Domestic and Payless International

We lease substantially all of our Payless stores. Leases on new or relocated stores typically have initial terms of five or ten years and either one or two renewal options. Renewals on existing stores are, on average, approximately three years. This is because we have negotiated significant occupancy cost reductions with shorter terms on many of our stores.

During 2012, approximately 800 of our leases are due to expire. In addition, approximately 300 leases as of January 28, 2012 were month-to-month tenancies. Of all the roughly 1,100 expiring or month-to-month leases, approximately 200 have modifications that are pending execution. Leases usually require payment of base rent, applicable real estate taxes, common area expenses and, in some cases, percentage rent based on the store’s sales volume.

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

ITEM 4.    MINE SAFETY DISLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There were approximately 8,900 registered holders of the Company’s Common Stock as of January 28, 2012, compared to approximately 9,300 registered holders as of January 29, 2011.

Common Stock and Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the trading symbol PSS. The quarterly intraday price ranges of the common stock in 2011 and 2010 were:

	2011		2010
Fiscal Quarter	High	Low	High	Low
First	$23.96	$19.17	$26.65	$18.54
Second	21.11	11.65	24.37	14.99
Third	15.60	9.11	17.69	12.41
Fourth	16.78	11.38	21.90	15.07
Year	$23.96	$9.11	$26.65	$12.41

Since becoming a public company in 1996, we have not paid a cash dividend on outstanding shares of common stock. We are subject to certain restrictions contained in our senior secured revolving loan facility, the indenture governing our 8.25% senior subordinated notes and our term loan which restrict our ability to pay dividends. We do not currently plan to pay any dividends.

Recent Sales of Unregistered Securities

On May 26, 2011, May 27, 2010 and May 21, 2009, 19,644 shares, 22,300 shares and 37,937 shares, respectively, were credited to an account under the Company’s Restricted Stock Plan for Non-Management Directors as the annual restricted stock grant portion of their director’s fees. In addition, Mr. Olivet received 5,226 shares on June 17, 2011. Each director is permitted to defer receipt of a portion of their compensation including their annual restricted stock grant pursuant to the Company’s Deferred Compensation Plan for Non-Management Directors. In the past three years, non-management directors have deferred an aggregate of 71,493 shares under the Deferred Compensation Plan for Non-Management Directors. These grants were made as partial compensation for the recipients’ services as directors. The offer and issuance of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder, as transactions by an issuer not involving any public offering or alternatively, registration of such shares was not required because their issuance did not involve a “sale” under Section 2(3) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company (and its affiliated purchasers) of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act, during the quarter ended January 28, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
10/30/11 — 11/26/11	4	$15.05	—	$124.0
11/27/11 — 12/31/11	6	14.11	—	$124.0
01/01/12 — 01/28/12	5	14.26	—	$124.0

Total	15	$14.29	—	$124.0	(2)

(1)	Includes an aggregate of approximately 15 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.

(2)

On March 2, 2007, our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.

New York Stock Exchange Corporate Governance Matters

In 2011, the Company changed its Peer Group to align with the competitors used in determining bonuses under its performance-based incentive plans.

Companies comprising the New Peer Group are: Ross Stores, Inc., DSW, Inc., Limited Brands, Inc., Wolverine World Wide, Inc., The Children’s Place Retail Stores, Deckers Outdoor Corp., The Jones Group, Inc., Brown Shoe Company, Inc., Genesco, Inc., Abercrombie & Fitch Co., Foot Locker, Inc., Aeropostale, Inc., ANN, Inc., Urban Outfitters, Inc., American Eagle Outfitters, Inc., and Ascena Retail Group, Inc.

Companies comprising the Old Peer Group are: Gap, Inc., Limited Brands, Inc., V. F. Corporation, Skechers USA, Inc., Timberland Company, Ross Stores Inc., TJX Companies, Inc., Brown Shoe Company, Inc., Genesco Inc., Shoe Carnival, Inc., Finish Line, Inc., and Foot Locker, Inc.

The graph below compares the cumulative total stockholder return on Collective Brands, Inc. Common Stock against the cumulative returns of the Standard and Poor’s Corporation Composite Index (the “S&P 500 Index”), the New Peer Group and the Old Peer Group. The graph assumes $100 was invested on February 3, 2007, (the end of fiscal 2006) in Collective Brands, Inc. Common Stock, in the S&P 500 Index, the New Peer Group and the Old Peer Group and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Returns of The Company,

the S&P Index, New Peer Group and Old Peer Group

Investment Value at End of Fiscal Year:

	2006	2007	2008	2009	2010	2011
Collective Brands, Inc.	$100.00	$50.34	$30.52	$56.29	$57.89	$47.77
S&P 500 Index	$100.00	$98.17	$59.52	$79.24	$96.09	$101.21
New Peer Group	$100.00	$79.86	$38.89	$74.92	$103.78	$130.03
Old Peer Group	$100.00	$91.12	$57.35	$101.83	$130.21	$183.33

ITEM 6.	SELECTED FINANCIAL DATA

Our summary consolidated financial information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Notes to Consolidated Financial Statements, included elsewhere in this Form 10-K.

	Fiscal Year(1)
	2011	2010	2009	2008	2007(2)
	(dollars in millions, except per share)
Selected Statements of (Loss) Earnings Data:
Net sales	$3,461.7	$3,375.7	$3,307.9	$3,442.0	$3,035.4
Cost of sales(3)	2,432.2	2,174.5	2,166.9	2,432.8	2,044.5

Gross margin	1,029.5	1,201.2	1,141.0	1,009.2	990.9
Selling, general and administrative expenses	1,046.3	1,011.5	982.4	1,007.2	899.4
Impairment of goodwill	10.0	—	—	42.0	—
Restructuring charges	—	—	0.1	0.2	0.2

Operating (loss) profit from continuing operations	(26.8)	189.7	158.5	(40.2)	91.3
Interest expense, net	38.5	48.0	59.7	67.1	32.3
Loss on extinguishment of debt	0.5	1.7	1.2	—	—

(Loss) earnings from continuing operations before income taxes	(65.8)	140.0	97.6	(107.3)	59.0
Provision (benefit) for income taxes	84.0	17.4	9.4	(48.0)	8.6

(Loss) earnings from continuing operations	(149.8)	122.6	88.2	(59.3)	50.4
Earnings (loss) from discontinued operations, net of income taxes	—	—	0.1	(0.7)	—

Net (loss) earnings	(149.8)	122.6	88.3	(60.0)	50.4
Net earnings attributable to noncontrolling interests	(10.4)	(9.8)	(5.6)	(8.7)	(7.7)

Net (loss) earnings attributable to Collective Brands, Inc.	$(160.2)	$112.8	$82.7	$(68.7)	$42.7

Basic (loss) earnings per share from continuing operations attributable to Collective Brands, Inc. common shareholders	$(2.66)	$1.77	$1.29	$(1.08)	$0.66
Diluted (loss) earnings per share from continuing operations attributable to Collective Brands, Inc. common shareholders	$(2.66)	$1.75	$1.28	$(1.08)	$0.65
Selected Balance Sheet Data:
Working capital	$537.5	$601.3	$659.2	$556.5	$525.1
Property and equipment, net	369.4	432.3	464.2	521.4	551.0
Total assets	2,047.2	2,268.5	2,284.3	2,251.3	2,415.2
Total long-term debt	609.9	664.5	849.3	913.2	922.3
Collective Brands, Inc. shareowners’ equity(4)	644.8	822.9	735.2	622.3	702.9
Selected Other Financial Data:
Capital expenditures	$98.9	$97.6	$84.0	$129.2	$167.4
Present value of operating leases	919.4	981.1	1,072.3	1,123.5	1,203.5
Net sales growth, continuing operations	2.5%	2.0%	(3.9)%	13.4%	8.5%
Same-store sales growth, continuing operations(5)	(2.7)%	(2.2)%	(2.3)%	(3.6)%	(0.9)%
Return on equity, including discontinued operations(6)	(19.5)%	15.3%	13.3%	(9.8)%	6.1%
Return on net assets, including discontinued operations(6)	2.4%	9.5%	8.5%	1.8%	8.0%
Return on invested capital, continuing operations(7)	(4.5)%	10.8%	9.3%	(1.4)%	6.2%
Stores open (at year-end)	4,496	4,844	4,833	4,877	4,892

(1)	All years presented include 52 weeks. The reporting for our operations in the Central and South American Regions use a December 31 year-end.

(2)	Beginning in 2007, results include the effects of the acquisitions of PLG (acquired August 17, 2007) and Collective Licensing, Inc. (acquired March 30, 2007) as of the date of those acquisitions.

(3)

In the fourth quarter of 2008, we recorded charges of $88.2 million related to the impairment of trademarks. In the second quarter of 2011 we recorded charges of $31.1 million related to the impairment of trademarks.

(4)

During 2007, 2008, 2009, 2010 and 2011 we repurchased $48.4 million (2.4 million shares), $1.9 million (153 thousand shares), $7.6 million (389 thousand shares), $63.9 million (3.8 million shares), and $18.7 million (1.2 million shares) respectively, of common stock under our stock repurchase programs and in connection with our employee stock purchase, deferred compensation and stock incentive plans.

(5)

Same-store sales are presented on a 52 week fiscal basis for all years. Same-store sales are calculated on a weekly basis and exclude third-party liquidation sales. Generally, if a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. Our Payless and Stride Rite children’s e-commerce businesses are considered stores in this calculation. PLG stores are included in the same-store sales calculation starting in fiscal year 2009.

(6)	The Company believes return on equity and return on net assets provide useful information regarding its profitability, financial condition and results of operations.

(7)

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

Our Business

Collective Brands, Inc. consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing. We operate a portfolio of brands through multiple selling channels including retail, wholesale, licensing and franchising. Payless is one of the world’s largest footwear retailers and is dedicated to providing incredible values of on-trend and validated styles of footwear and accessories. PLG markets products at wholesale and retail for children and adults under brand names that include Saucony®, Sperry Top-Sider®, Stride Rite® and Keds®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.

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

Key 2011 Events

In 2011, weak retail sales in Payless Domestic, particularly in the first three quarters of the year, drove down our overall results. Sales in our Payless Domestic segment decreased $86.4 million from 2010. At the same time, we had continued strong sales in our PLG Wholesale segment. In order to improve our Payless business, we initiated a strategic redirection based on a comprehensive and analytical review. While we have served, and will continue to serve, a wide array of customers, the cornerstone of the strategy is to re-engage with, and re-capture, budget conscious customers who have historically made up the largest portion of the Payless customer base. Beginning in the second half of 2011, we made meaningful changes to the Payless pricing and messaging to increase our relevance and reconnect with these customers.

Higher footwear product costs on like-products also negatively impacted our financial performance. The increase in like-product costs in 2011 was driven by higher commodity and labor costs that impacted all of our reporting segments. We expect like-product cost increases to continue in 2012. First quarter like-product costs are expected to increase a high-single digit percentage and second quarter increases are expected to be mid-single digits.

Several significant pre-tax charges also negatively impacted our results in 2011. These charges are summarized in the following table by location on the Consolidated Statement of (Loss) Earnings and by reporting segment:

	Location on Consolidated Statement of (Loss) Earnings	Payless Domestic	Payless International	PLG Retail	PLG Wholesale	Total
		(in millions)
Q2 2011 increase in impairment of tangible assets	Cost of sales	$26.2	$2.5	$3.1	$0.7	$32.5
Impairment of trademarks	Cost of sales	7.6	—	—	23.5	31.1
Impairment of goodwill	Impairment of goodwill	10.0	—	—	—	10.0
CEO severance	SG&A	10.0	—	—	—	10.0
Lease termination costs	Cost of sales	9.3	0.5	0.8	—	10.6
Severance costs related to store closings	SG&A	2.0	0.3	0.1	—	2.4
Impact of third-party store liquidations[1]		1.6	0.1	—	—	1.7
Strategic review expenses	SG&A	3.4	—	0.4	—	3.8

Total		$70.1	$3.4	$4.4	$24.2	$102.1

[1]	The impact of third-party store liquidations represents the impact on operating loss and impacts gross margin and SG&A on the Consolidated Statement of (Loss) Earnings.

The 2011 charges described in the table above represent the following:

•

Q2 2011 increase in impairment of tangible assets:    Due to a decline in our retail businesses, we recorded a $34.1 million non-cash tangible asset impairment charge in the second quarter of 2011. This charge represented a $32.5 million increase from the charge we recorded in the second quarter of 2010.

•

Impairment of trademarks and impairment of goodwill:    As a result of the decline in performance of our domestic retail businesses, we revised our financial projections related to certain trademarks and reporting units in the second quarter of 2011. These revisions indicated a potential impairment of our goodwill and intangible assets and, as such, we assessed the fair value of these items to determine if their book value exceeded their fair value. As a result of this assessment, we determined that the book value of certain indefinite-lived trademarks and goodwill exceeded their fair value and we recognized $31.1 million of pre-tax impairment charges for our indefinite-lived trademarks and $10.0 million of pre-tax impairment charges for goodwill in 2011.

•

CEO severance:    We recorded severance charges of $10.0 million related to the departure of our former Chief Executive Officer. These charges included a one-time cash payment of $6.8 million and the acceleration of share-based compensation expense related to outstanding awards of $3.2 million.

•

Lease termination costs, severance related to store closings and impact of third party store liquidations:    In 2011 we announced that, as part of our efforts to optimize the performance of our Payless and Stride Rite store fleet, we would close approximately 475 under-performing and low-volume, non-strategic stores over the next three years with approximately 350 of those closings coming in 2011. We closed 298 Payless stores in 2011 in the U.S., Canada and Puerto Rico and 54 Stride Rite Children’s locations. We took these actions to optimize the profitability of markets by removing many low sales volume stores that were cash flow negative or slightly positive but could not support the assortments and staffing that we believe our stores should offer. In fiscal 2010, the stores closed this year had sales of approximately $125 million. Once all of the approximately 475 stores are closed, we anticipate an annual improvement in operating profit between $18 million and $22 million including the benefit of estimated sales transfer to remaining locations from closed stores.

Costs associated with this plan, which consist of lease termination costs, employee termination costs, and other exit costs, will be recorded at fair value when they are incurred. We estimate these costs will total

$20 million to $25 million of which $13.0 million was recorded in 2011; however, the ultimate financial impact of this plan is dependent upon the actual exit transactions. In 2011, we recorded $10.6 million of lease termination costs and $2.4 million of severance costs as part of this plan. Approximately 250 stores were operated by a third-party store liquidator as they closed. These third-party liquidation stores contributed $1.7 million to our operating loss for the year.

•

Strategic review expenses:    Our Board of Directors, together with management, is conducting a review of strategic and financial alternatives to further enhance shareholder value. We have recorded $3.8 million of pre-tax expenses associated with this strategic review.

In addition to the pre-tax adjustments described above, we also recognized a valuation allowance on domestic deferred tax assets that increased our provision for income taxes by $134.5 million in 2011.

Consolidated Review of Operations

The following discussion summarizes the significant factors affecting consolidated operating results for the fiscal years ended January 28, 2012 (2011), January 29, 2011 (2010), and January 30, 2010 (2009). Each year contains 52 weeks of operating results. References to years relate to fiscal years rather than calendar years unless otherwise designated. Results for the past three years were as follows:

	52 Weeks Ended
	2011	% of Sales	2010	% of Sales	2009	% of Sales
	(dollars in millions, except per share)
Net sales	$3,461.7	100.0%	$3,375.7	100.0%	$3,307.9	100.0%
Cost of sales	2,432.2	70.3	2,174.5	64.4	2,166.9	65.5

Gross margin	1,029.5	29.7	1,201.2	35.6	1,141.0	34.5
Selling, general and administrative expenses	1,046.3	30.2	1,011.5	30.0	982.4	29.7
Impairment of goodwill	10.0	0.3	—	—	—	—
Restructuring charges	—	—	—	—	0.1	—

Operating (loss) profit from continuing operations	(26.8)	(0.8)	189.7	5.6	158.5	4.8
Interest expense	38.9	1.1	48.7	1.4	60.8	1.8
Interest income	(0.4)	—	(0.7)	—	(1.1)	—
Loss on early extinguishment of debt	0.5	—	1.7	—	1.2	—

Net (loss) earnings from continuing operations before income taxes	(65.8)	(1.9)	140.0	4.2	97.6	3.0
Provision for income taxes(1)	84.0	(127.7)	17.4	12.4	9.4	9.6

Net (loss) earnings from continuing operations	(149.8)	(4.3)	122.6	3.6	88.2	2.7
Income from discontinued operations, net of income taxes	—	—	—	—	0.1	—

Net (loss) earnings	(149.8)	(4.3)	122.6	3.6	88.3	2.7
Net earnings attributable to noncontrolling interests	(10.4)	(0.3)	(9.8)	(0.3)	(5.6)	(0.2)

Net (loss) earnings attributable to Collective Brands, Inc.	$(160.2)	(4.6)%	$112.8	3.3%	$82.7	2.5%

Basic (loss) earnings per share attributable to Collective Brands, Inc. common shareholders	$(2.66)		$1.77		$1.29
Diluted (loss) earnings per share attributable to Collective Brands, Inc. common shareholders	$(2.66)		$1.75		$1.28
Return on equity, including discontinued operations(2)	(19.5)%		15.3%		13.3%
Return on net assets, including discontinued operations(3)	2.4%		9.5%		8.5%
Return on invested capital, continuing operations(4)	(4.5)%		10.8%		9.3%

(1)	Percent of sales columns for the provision for income taxes represents effective income tax rates.

(2)

Return on equity is computed as net (loss) earnings, including discontinued operations, divided by beginning shareowners’ equity attributable to Collective Brands, Inc. We believe that return on equity provides useful information regarding our profitability, financial condition and results of operations.

(3)

Return on net assets is computed as net (loss) earnings from continuing operations before income taxes plus discontinued operations, plus the loss on early extinguishment of debt, plus net interest expense and the interest component of operating leases, divided by beginning of year net assets, including present value of operating leases. We believe that return on net assets provides useful information regarding our profitability, financial condition and results of operations.

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

Net Earnings (Loss) Attributable to Collective Brands, Inc.

Our 2011 net loss attributable to Collective Brands, Inc. was $160.2 million, or $2.66 per diluted share, compared to 2010 net earnings attributable to Collective Brands, Inc. of $112.8 million, or $1.75 per diluted share. The decrease in net earnings attributable to Collective Brands, Inc. was driven by the recognition of a valuation allowance recorded against our federal domestic net deferred tax assets ($134.5 million), as well as decreased gross margins primarily due to tangible ($32.5 million) and intangible asset impairment charges ($31.1 million), lease termination costs ($10.6 million), goodwill impairment ($10.0 million), increased selling, general and administrative expenses due to CEO and store closing severance ($12.4 million) and strategic review expenses ($3.8 million), partially offset by lower compensation-related expense ($13.1 million). Increased promotional activity and higher product costs also drove the decline from last year.

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

With the exception of total net sales, the table below summarizes net sales information for our retail stores for each of the last three fiscal years. Stores operated under franchise agreements are excluded from these calculations. Same-store sales are calculated on a weekly basis and exclude stores that closed with the services of a third-party liquidator. Generally, if a store is open the entire week in each of the last two years being compared, its sales are included in the same-store sales calculation for the week. Our Payless and Stride Rite children’s e-commerce net sales are included in the same-store sales calculation.

Percent increases (decreases) are as follows:

	2011	2010	2009
Total net sales	2.5%	2.0%	(3.9)%
Same-store sales	(2.7)	(2.2)	(2.3)
Average selling price per unit	(1.4)	0.1	4.1
Unit volume	(2.1)	(2.4)	(6.2)
Footwear average selling price per unit	3.2	1.4	6.1
Footwear unit volume	(7.2)	(4.8)	(8.8)
Non-footwear average selling price per unit	(9.3)	3.4	5.3
Non-footwear unit volume	13.2	5.6	3.8

Please refer to the “Reporting Segment Review of Operations” section for the details of the changes in net sales for each of our reporting units.

Cost of Sales

Cost of sales includes cost of merchandise sold and our buying, occupancy, warehousing and product movement costs, as well as depreciation of stores and distribution centers, net intellectual property litigation costs, tangible asset impairment charges, impairment of trademarks and lease termination costs.

Cost of sales was $2,432.2 million for 2011, up 11.9% from $2,174.5 million in 2010. The increase in cost of sales from 2010 to 2011 is primarily due to the impact of tangible and intangible asset impairment charges, lease termination costs, higher product costs and a greater mix of wholesale products, which have a higher cost of sales than our retail products.

Cost of sales was $2,174.5 million for 2010, up 0.4% from $2,166.9 million in 2009. The increase in cost of sales from 2009 to 2010 is primarily due to the impact of higher sales, offset by lower product costs in the first half of the year and lower occupancy costs in 2010 compared to 2009. Product costs were flat in the third quarter of 2010 compared to the third quarter 2009 and were higher in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Gross Margin

Gross margin rate for 2011 was 29.7% compared to a gross margin rate of 35.6% for 2010. The gross margin rate decreased principally due to the impact of intangible and tangible asset impairment charges, lease termination costs, higher product costs and increased promotional activity.

Gross margin rate for 2010 was 35.6% compared to a gross margin rate of 34.5% for 2009. The increase in gross margin rate is primarily due to lower product costs in the first half of the year and lower occupancy costs. Product costs were flat in the third quarter of 2010 compared to the third quarter 2009 and were higher in the fourth quarter of 2010 compared to the fourth quarter of 2009.

Selling, General and Administrative Expenses

In 2011, selling, general and administrative expenses were $1,046.3 million, an increase of 3.4% from $1,011.5 million in the 2010 period. Selling, general and administrative expenses as a percentage of net sales were 30.2% in 2011 compared with 30.0% in 2010. The increase in SG&A expenses in 2011 compared to 2010 is primarily due to the impact of the severance costs of $12.4 million and continued marketing investments in the PLG Wholesale and Payless Domestic reporting segments, partially offset by the impact of lower compensation-related expenses.

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

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. In the second quarter of 2011, due to the departure of our former CEO and subsequent change in strategy, along with our commitment to close underperforming retail stores (which took place after the second quarter close but before our filing), we revised our financial projections related to certain reporting units. These circumstances indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our goodwill to determine if its book value exceeded its fair value. We determined that the book value of our goodwill did exceed its fair value and we recorded an impairment charge of $10.0 million within the Payless Domestic reporting segment in the second quarter of 2011.

During the third quarter of 2011, we performed our required annual goodwill impairment test and concluded there was no additional impairment of goodwill.

Interest Expense, net

Interest income and expense components were:

(dollars in millions)	2011	2010	2009
Interest expense	$38.9	$48.7	$60.8
Interest income	(0.4)	(0.7)	(1.1)

Interest expense, net	$38.5	$48.0	$59.7

The decline in interest expense in 2011 compared to 2010 is primarily a result of decreased borrowings on our Term Loan Facility and Senior Subordinated Notes and an average lower rate on our Term Loan Facility.

The decline in interest expense in 2010 compared to 2009 is primarily a result of decreased borrowings of $184.0 million on our Term Loan Facility and Senior Subordinated Notes and an average lower rate on our Term Loan Facility. The decline in interest income in 2010 compared to 2009 is primarily a result of lower interest rates on our invested cash balance.

Loss on Early Extinguishment of Debt

In 2011, the loss on early extinguishment of debt relates to the acceleration of deferred debt costs and amortization of the discount on our Senior Subordinated Notes in proportion to the amounts extinguished. In 2010, the loss on early extinguishment of debt relates to the acceleration of deferred debt costs on our Term Loan Facility in proportion to the amounts extinguished. In 2009, the loss on early extinguishment of debt relates to the premium, in excess of par, paid to redeem a portion of our Senior Subordinated Notes, the acceleration of the discount on the Senior Subordinated Notes and the acceleration of deferred debt costs on both our Senior Subordinated Notes and our Term Loan Facility in proportion to the amounts extinguished.

Income Taxes

The effective tax rate was a negative 127.7% in 2011 versus 12.4% in 2010. Our effective tax rate differs from the US statutory rate principally due to the impact of a valuation allowance recorded against our domestic net deferred tax assets which increased our provision for income taxes by $134.5 million, the impact of our operations conducted in jurisdictions with rates lower than the US statutory rate and the ongoing implementation of tax efficient business initiatives. The effective income tax rate reconciliation is depicted in Note 11 of the Consolidated Financial Statements.

We recorded $75.8 million of net unfavorable discrete events in 2011, inclusive of recording a valuation allowance of $80.8 million against domestic deferred tax assets arising in prior years because of a change in circumstances that caused a change in judgment about the realization of the domestic deferred tax assets. The Company recorded $7.8 million of net favorable discrete events in 2010 relating primarily to the resolution of outstanding tax audits.

Our $65.8 million pre-tax loss was comprised of a $172.1 million domestic pre-tax loss, partially offset by foreign pre-tax income of $106.3 million. The reduction from the Company’s federal statutory rate related to foreign earnings results primarily from its offshore entities in Asia (China, Hong Kong, Taiwan, and Vietnam) which source the majority of the Company’s product and are subject to substantially lower local country income taxes. The Company’s weighted average foreign effective tax rate for fiscal years 2011, 2010 and 2009 was 14.8%, 9.2% and 11.8%, respectively. The weighted average foreign effective tax rate is higher for 2011 due to payment of an audit settlement in Asia for years 2002 to 2009. Similarly, the rate differential on foreign earnings is lower than prior years due to the Asian audit settlement as well as US deferred taxes provided on certain foreign earnings which are not permanently reinvested.

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

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at January 28, 2012 will decrease by up to $2.3 million within the next 12 months due to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in various taxing jurisdictions. To the extent that these tax benefits are recognized, the effective tax rate will be favorably impacted by up to $1.5 million.

The Company records valuation allowances against its deferred tax assets, when necessary, in accordance with the framework established in income taxes accounting guidance. Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. We assess the likelihood that our deferred tax assets in each of the jurisdictions in which we operate will be recovered from future taxable income. Deferred tax assets are reduced by a valuation allowance based upon an analysis of both positive and negative evidence, including, but not limited to, the consideration of operating results and other objectively verifiable evidence that is available. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using the loss carryforwards or utilizing other deferred tax assets if we generate sufficient taxable income.

Our current year results generated a three year cumulative pre-tax loss in our domestic jurisdiction. The cumulative loss resulted in a requirement to record a non-cash valuation allowance on domestic deferred tax assets of $105.7 million during the third quarter, and $33.1 million in the fourth quarter, as realization of the deferred tax assets were not more likely than not. Of the $138.8 million increase in domestic valuation allowance during 2011, $80.8 million relates to assets established in a prior year, and $58.0 million relates to deferred tax assets established in the current year. Our total valuation allowance at January 28, 2012 is $155.0 million comprised of the domestic valuation allowance of $149.0 million and a foreign valuation allowance of $6.0 million relating primarily to net operating losses in countries where a pattern of profitability has not yet been established.

In assessing the future realization of deferred tax assets for which a valuation allowance was not established, we concluded it is more likely than not that the assets will be realized. This conclusion was based in large part upon management’s assessment that we will generate sufficient quantities of taxable income from offshore operations in future years in the appropriate tax jurisdictions. Further, a specific review of our foreign deferred tax assets was conducted with Canada being the most significant jurisdiction. Management has concluded that no valuation allowance is necessary on foreign deferred tax assets totaling $16.8 million. If near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position, and results of operations in a particular period.

The realizability of deferred tax assets will continue to be monitored quarterly. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future. When the deferred tax assets currently subject to a valuation allowance are ultimately realized in the future, the benefit will be recorded in the Consolidated Statement of (Loss) Earnings, except for $23.1 million related to AOCI, which will be credited to Collective Brands, Inc. shareowners’ equity.

As of January 28, 2012, we have not provided tax on our cumulative undistributed earnings of foreign subsidiaries of approximately $244 million, because it is our intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and is not practicable. If earnings were distributed, we would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, we would determine whether a credit for foreign taxes already paid would be available to reduce or offset the U.S. tax liability.

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

(dollars in millions)	2011	2010	2009
Net (loss) earnings	$(149.8)	$122.6	$88.3
Earnings from discontinued operations, net of tax	—	—	(0.1)
Provision for income taxes	84.0	17.4	9.4
Net interest expense (including loss on early extinguishment of debt)	39.0	49.7	60.9
Depreciation and amortization	129.3	135.4	139.9
Q2 2011 increase in impairment of tangible assets	32.5	—	—
Impairment of tradenames	31.1	—	—
Impairment of goodwill	10.0	—	—
CEO severance	10.0	—	—
Lease termination costs	10.6	—	—
Severance costs related to store closings	2.4	—	—
Impact of third-party store liquidations	1.7	—	—
Strategic review expenses	3.8	—	—

Adjusted EBITDA	$204.6	$325.1	$298.4

The decrease in adjusted EBITDA in 2011 compared to 2010 is primarily driven by lower gross margins and an increase in selling, general and administrative expenses.

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

We also use free cash flow, which is a non-GAAP performance measure, because we believe it provides useful information about our liquidity, our ability to make investments and to service debt. Free cash flow is defined as cash flow provided by operating activities less capital expenditures. The following table presents our calculation of free cash flow:

(dollars in millions)	2011	2010	2009
Cash flow provided by operating activities	$45.7	$271.5	$307.6
Less: Capital expenditures	98.9	97.6	84.0

Free cash flow	$(53.2)	$173.9	$223.6

The decrease in free cash flow in 2011 compared to 2010 is primarily related to a decrease in cash flow provided by operating activities as a result of decreases in cash generated from net earnings and annualizing the extension of payment terms which reduced the favorable impact of changes to accounts payable compared to previous years.

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

Finally, we use net debt, which is a non-GAAP performance measure, because we believe it provides useful information about the relationship between our long-term debt obligations and our cash and cash equivalents balance at a point in time. Net debt is defined as total debt less cash and cash equivalents. The following table presents our calculation of net debt:

(dollars in millions)	2011	2010	2009
Total debt	$609.9	$664.5	$849.3
Less: cash and cash equivalents	181.3	324.1	393.5

Net debt	$428.6	$340.4	$455.8

The increase in net debt as of 2011 compared to 2010 was primarily due to a decreased cash balance in 2011 driven by unfavorable working capital changes related to accrued expenses and lower earnings.

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

(in millions)	2011	2010	2009
Net sales:
Payless Domestic	$1,972.9	$2,059.3	$2,153.2
Payless International	469.6	460.3	422.4
PLG Wholesale	778.6	628.4	513.9
PLG Retail	240.6	227.7	218.4

Net sales	$3,461.7	$3,375.7	$3,307.9

Operating (loss) profit from continuing operations:
Payless Domestic	$(96.0)	$75.2	$98.1
Payless International	32.6	55.6	34.1
PLG Wholesale	43.9	61.7	30.0
PLG Retail	(7.3)	(2.8)	(3.7)

Operating (loss) profit from continuing operations	$(26.8)	$189.7	$158.5

The following table presents the change in store count during 2011, 2010 and 2009 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless Domestic	Payless International	PLG Retail	Total
Fiscal year ended January 28, 2012
Beginning store count	3,794	667	383	4,844
Stores opened	45	31	15	91
Stores closed	(340)	(37)	(62)	(439)

Ending store count	3,499	661	336	4,496

Fiscal year ended January 29, 2011
Beginning store count	3,827	643	363	4,833
Stores opened	43	42	27	112
Stores closed	(76)	(18)	(7)	(101)

Ending store count	3,794	667	383	4,844

Fiscal year ended January 30, 2010
Beginning store count	3,900	622	355	4,877
Stores opened	29	44	11	84
Stores closed	(102)	(23)	(3)	(128)

Ending store count	3,827	643	363	4,833

As of January 28, 2012, we franchised 143 Payless and 20 PLG Retail stores compared to 62 Payless and 8 PLG Retail stores as of January 29, 2011. We had no franchised Payless or PLG Retail stores as of January 30, 2010. Franchised stores are not reflected in the table above.

For the Payless Domestic segment, our store activity plan for fiscal year 2012 includes a net decrease of approximately 65 stores. Including relocations as both a store opening and a store closing, this includes approximately 25 new stores and 90 store closings. For the Payless International segment, our store activity plan for fiscal year 2012 includes a net increase of approximately 5 stores. Including relocations as both a store opening and a store closing, this includes approximately 20 new stores and 15 store closings. For the PLG Retail segment, our store activity plan for fiscal year 2012 includes a net increase of approximately 10 stores. Including relocations as both a store opening and a store closing, this includes approximately 20 new stores and 10 store closings. We review our store activity plan at least on an annual basis.

Payless Domestic Segment Operating Results

The Payless Domestic reporting segment is comprised primarily of operations from our domestic retail stores under the Payless ShoeSource name, the Company’s sourcing operations and Collective Licensing. The following table presents selected financial data for our Payless segment for each of the past three fiscal years:

				Percent change
	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
	(dollars in millions)
Net sales	$1,972.9	$2,059.3	$2,153.2	(4.2)%		(4.4)%
Operating (loss) profit from continuing operations	$(96.0)	$75.2	$98.1	NM	*%	(23.3)%
Operating (loss) profit from continuing operations as % of net sales	(4.9)%	3.7%	4.6%

*	NM = not meaningful

For the fiscal year 2011, net sales for the Payless Domestic reporting segment decreased 4.2% or $86.4 million, to $1,972.9 million, from 2010. The sales decline for 2011 was primarily due to higher retail prices that did not provide a compelling value to our core customer. Our failure to connect with our core customer, primarily in the first three quarters of the year, resulted in Payless Domestic’s comparable store sales declining 3.6% for the year. Operating fewer stores also contributed to the Payless Domestic decline in sales.

For the fiscal year 2010, net sales for the Payless Domestic reporting segment decreased 4.4% or $93.9 million, to $2,059.3 million, from 2009. The decrease in net sales from 2009 to 2010 is primarily due to comparable store sales declines driven by weaker economic conditions, lower traffic and fewer stores. These declines were partially offset by gains in fitness footwear and accessories.

As a percentage of net sales, operating loss from continuing operations was 4.9% for 2011 compared to operating profit of 3.7% for 2010. The percentage decrease is primarily driven by an increase in tangible asset impairments, impairment of goodwill of $10.0 million, impairment of trademarks of $7.6 million, CEO severance of $10.0 million, lease termination costs of $9.3 million, and strategic review expenses of $3.4 million. Higher product costs this year compared to last year also drove the percent decrease.

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

				Percent change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(dollars in millions)
Net sales	$469.6	$460.3	$422.4	2.0%	9.0%
Operating profit from continuing operations	$32.6	$55.6	$34.1	(41.4)%	63.0%
Operating profit from continuing operations as % of net sales	6.9%	12.1%	8.1%

For the fiscal year 2011, net sales for the Payless International reporting segment increased 2.0% or $9.3 million, to $469.6 million, from 2010. Net sales increases for the Payless International reporting segment were driven by Latin America and were partially offset by sales declines in Puerto Rico and Canada. Our comparable store sales for Payless International were down 0.9% for the year.

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

As a percentage of net sales, operating profit from continuing operations decreased to 6.9% for 2011 compared to 12.1% for 2010. The percentage decrease is primarily due to tangible asset impairment charges, increased promotional activity and higher product costs this year compared to last year. The operating profit decline from 2010 to 2011 was primarily driven by Canada and Puerto Rico where higher retail prices did not provide a compelling value to our core customer.

As a percentage of net sales, operating profit from continuing operations increased to 12.1% for 2010 compared to 8.1% in the for 2009. The percentage increase is primarily due to increased gross margin rates in all regions and the leveraging of fixed costs due to higher net sales.

PLG Wholesale Segment Operating Results

The PLG Wholesale reporting segment is comprised of PLG’s wholesale operations, which primarily includes the Saucony, Sperry Top-Sider, Stride Rite and Keds brands.

				Percent change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(dollars in millions)
Net sales	$778.6	$628.4	$513.9	23.9%	22.3%
Operating profit from continuing operations	$43.9	$61.7	$30.0	(28.8)%	105.7%
Operating profit from continuing operations as % of net sales	5.6%	9.8%	5.8%

For the fiscal year 2011, net sales for the PLG Wholesale reporting segment increased 23.9% or $150.2 million, to $778.6 million, from 2010. The increase in net sales is due to global gains in the Sperry Top-Sider, Saucony, and Stride Rite brands.

For the fiscal year 2010, net sales for the PLG Wholesale reporting segment increased 22.3% or $114.5 million, to $628.4 million, from 2009. The increase in net sales was driven primarily by higher sales for Sperry Top-Sider and Saucony due to increased demand for these brands.

As a percentage of net sales, operating profit from continuing operations decreased to 5.6% for 2011 compared to 9.8% in 2010. The percentage decrease was primarily due to impairment of trademarks of $23.5 million, higher product costs, and higher marketing costs, offset by the leveraging of fixed costs due to higher net sales.

As a percentage of net sales, operating profit from continuing operations increased to 9.8% for 2010 compared to 5.8% in 2009. The percentage increase was primarily due to the leveraging of fixed costs due to higher net sales, offset by higher product, freight and marketing costs.

PLG Retail Segment Operating Results

The PLG Retail reporting segment is comprised of operations from PLG’s owned Stride Rite children’s stores, PLG’s outlet stores, store-in-stores at select Macy’s Department Stores and Sperry Top-Sider stores.

				Percent change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
	(dollars in millions)
Net sales	$240.6	$227.7	$218.4	5.7%	4.3%
Operating loss from continuing operations	$(7.3)	$(2.8)	$(3.7)	160.7%	(24.3)%
Operating loss from continuing operations as % of net sales	(3.0)%	(1.2)%	(1.7)%

For fiscal year 2011, net sales for the PLG Retail reporting segment increased 5.7% or $12.9 million, to $240.6 million, from 2010. The increase in net sales was primarily due to the contribution of the Sperry retail stores and a 1.8% comparable store sales increase.

For fiscal year 2010, net sales for the PLG Retail reporting segment increased 4.3% or $9.3 million, to $227.7 million, from 2009. The increase in net sales was due to an increase in the number of stores, offset by lower comparable store sales of 1.6%.

As a percentage of net sales, operating loss from continuing operations increased to 3.0% for 2011 compared to 1.2 % for 2010. The percentage increase was primarily due the increase in asset impairment charges and higher product costs in 2011 compared to 2010.

As a percentage of net sales, operating loss from continuing operations decreased to 1.2% for 2010 compared to 1.7 % for 2009. Operating loss as a percentage of net sales was positively impacted by selling, general and administrative expense improvement initiatives and fewer markdowns.

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

We ended 2011 with a cash and cash equivalents balance of $181.3 million, a decrease of $142.8 million from 2010. Our decrease in cash and cash equivalents from 2010 is primarily driven by lower operating results, voluntary early debt repayments of $50.0 million, capital expenditures and working capital requirements, primarily accounts receivable and accrued expenses. Significant sources and (uses) of cash are summarized below:

(dollars in millions)	2011	2010	2009
Net (loss) earnings	$(149.8)	$122.6	$88.3
Depreciation and amortization	131.7	138.2	143.2
Other non-cash items	183.3	36.7	36.2
Working capital (increases) decreases	(102.3)	(16.8)	64.6
Other operating activities	(17.2)	(9.2)	(24.7)

Cash flow provided by operating activities	45.7	271.5	307.6

Payments for capital expenditures	(98.9)	(97.6)	(84.0)
Other investing activities	(1.4)	—	(16.2)

Cash flow used in investing activities	(100.3)	(97.6)	(100.2)

Net (purchases) issuances of common stock	(16.9)	(53.2)	0.6
Payments of debt and deferred financing costs	(56.9)	(185.2)	(67.0)
Net distributions to noncontrolling interests	(13.2)	(7.7)	(0.7)
Issuance of debt	—	—	2.1

Cash flow used in financing activities	(87.0)	(246.1)	(65.0)

Effect of exchange rate changes on cash	(1.2)	2.8	1.8

(Decrease) increase in cash and cash equivalents	$(142.8)	$(69.4)	$144.2

As of January 28, 2012, our foreign subsidiaries and joint ventures had $134.7 million in cash located in financial institutions outside of the United States. A majority of this cash represents undistributed earnings of our foreign subsidiaries, which are indefinitely reinvested. In the event of a distribution to the United States, those earnings could be subject to United States federal and state income taxes, net of foreign tax credits.

Cash Flow Provided by Operating Activities

Cash flow from operations was $45.7 million in 2011 compared to $271.5 million in 2010 and $307.6 million in 2009. The change in cash flow from operations from 2011 compared with 2010 is primarily due to lower cash generated from net earnings and decreases in accounts payable and accrued expenses compared to 2010. The decrease in net earnings was offset by certain non-cash charges primarily related to the recognition of our valuation allowance and tangible and intangible asset impairments. The decrease in the cash flow provided by accounts payable is due to annualizing the extension of payment terms which reduced the favorable impact in 2011 compared to 2010. The decrease in accrued expenses is primarily due to lower variable compensation related accruals.

The change in cash flow from operations from 2010 compared with 2009 is primarily due to changes in working capital due to increases in inventories and accounts receivable; offset by increases in accounts payable and net earnings. The increase in inventories was driven by more units at year-end 2010, returning them to a more normal year-end level, a greater mix of higher-cost products at Payless and PLG, and higher costs per unit. The increase in accounts receivable was due to revenue growth in our PLG Wholesale reporting segment. The increase in accounts payable is primarily due to the extension of payment terms with our merchandise vendors.

We contributed $0.4 million, $1.6 million and $9.5 million to the PLG pension plan in 2011, 2010, and 2009, respectively. We plan on making $4.0 million in contributions in 2012. Our contributions in 2012 and beyond will depend upon market conditions, interest rates and other factors and may vary significantly in future years based upon the plan’s funded status. We believe our internal cash flow will finance all of these future contributions.

Cash Flow Used in Investing Activities

In 2011, our capital expenditures totaled $98.9 million. Capital expenditures for new and relocated stores were $26.0 million, capital expenditures to remodel existing stores were $36.6 million, capital expenditures for information technology hardware and systems development were $26.3 million, capital expenditures for supply chain were $2.7 million and capital expenditures for other necessary improvements including corporate expenditures were $7.3 million. We expect that cash paid for capital expenditures during 2012 will be approximately $80 million to $85 million. We intend to use internal cash flow from operations and available financing from the Amended Revolving Loan Facility, if necessary, to finance all of these capital expenditures. We also acquired certain intangible assets during 2011, which totaled $1.4 million.

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

Cash Flow Used in Financing Activities

The Company has made the following common stock repurchases:

	2011		2010		2009
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares	Dollars	Shares
Stock repurchase program	$14.9	993	$59.8	3,626	$6.0	274
Employee stock purchase, deferred compensation and stock incentive plans	3.8	212	4.1	208	1.6	115

	$18.7	1,205	$63.9	3,834	$7.6	389

On August 17, 2007, we entered into a $725 million term loan (the “Term Loan Facility”) and a $350 million Amended and Restated Loan and Guaranty Agreement (the “Revolving Loan Facility”). The Term Loan Facility ranks pari passu in right of payment and have the lien priorities specified in an intercreditor agreement executed by the administrative agent to the Term Loan Facility. On August 16, 2011, we amended our $350 million Revolving Loan Facility with a $300 million Second Amended and Restated Loan and Guaranty Agreement (“Amended Revolving Loan Facility” and collectively with the Term Loan Facility, the “Loan Facilities”). The Loan Facilities are senior secured loans guaranteed by substantially all of the assets of the borrower and the guarantors, with the Amended Revolving Loan Facility having first priority in accounts receivable, inventory and certain related assets and the Term Loan Facility having first priority in substantially all of the borrower’s and the guarantors’ remaining assets, including intellectual property, the capital stock of each domestic subsidiary, any intercompany notes owned by the borrower and the guarantors, and 66% of the stock of non-U.S. subsidiaries directly owned by borrower or a guarantor.

The Term Loan Facility will mature on August 17, 2014. The Term Loan Facility will amortize quarterly in annual amounts of 1.0% of the original amount, reduced ratably by any prepayments, with the final installment payable on the maturity date. The Term Loan Agreement provides for customary mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction. The mandatory prepayment is not required if the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0 to 1.0 at fiscal year end. Based on our excess cash flow as of January 28, 2012, we are not required to make such a mandatory prepayment. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (LIBOR-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans.

In 2010 and 2009, not including our required quarterly payments, we repaid $178.0 million and $18.0 million of our outstanding Term Loan Facility balance, respectively. We made no repayments, other than our required quarterly payments, on our Term Loan Facility balance in 2011. The balance remaining on our Term Loan Facility as of January 28, 2012 was $484.4 million.

On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through May of 2012. The balance of the Term Loan Facility that is hedged under the interest rate swap is $90 million as of the end of 2011. This derivative instrument is designated as a cash flow hedge for accounting purposes.

The Amended Revolving Loan Facility matures on August 16, 2016 and bears interest at the London Inter-Bank Offer Rate (“LIBOR”), plus a variable margin of 1.75% to 2.25% or the base rate as defined in the agreement. The Amended Revolving Loan Facility provides increased flexibility for investments, incurrence of indebtedness and restricted payments including prepayments on our Senior Subordinated Notes, subject to excess line availability tests. The facility will be available as needed for general corporate purposes. As of January 28, 2012 the borrowing base on our Amended Revolving Loan Facility was $300.0 million less $28.6 million in outstanding letters of credit or $271.4 million. We did not have any borrowings on our Revolving Loan Facility at any time during 2011.

In July 2003, we sold $200.0 million of 8.25% Senior Subordinated Notes (the “Senior Subordinated Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of our domestic subsidiaries. Interest on the Notes is payable semi-annually. We may, on any one or more occasions, redeem all or a part of the Notes at 100% of their face value, plus accrued and unpaid interest, if any, on the Senior Subordinated Notes redeemed.

In 2011 and 2009, we redeemed $50.0 million and $23.0 million of our outstanding Senior Subordinated Notes, respectively. We made no such redemptions in 2010. The balance remaining on our Senior Subordinated Notes as of January 28, 2012 was $125.0 million, which is recorded net of a $0.4 million discount. We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than 4.0 to 1. As of January 28, 2012 our leverage ratio, as defined in our Term Loan Facility agreement, was 2.6 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants for the next twelve months.

The Loan Facilities and the Senior Subordinated Notes contain other various covenants, including those that may limit our ability to pay dividends, repurchase stock, accelerate the retirement of debt or make certain investments.

Financial Commitments

Our financial commitments as of January 28, 2012, are described below:

	Cash Payments Due by Fiscal Year
	Total	Less than One Year	1-3 Years	3-5 Years	More than Five Years
	(dollars in millions)
Senior Subordinated Notes (including unamortized discount)	$125.0	$—	$125.0	$—	$—
Term Loan Facility	484.4	5.0	479.4	—	—
Capital-lease obligations (including interest)	1.4	0.1	0.3	0.3	0.7
Operating lease obligations(1)	1,018.1	252.1	364.6	204.7	196.7
Interest on long-term debt(2)	64.0	26.5	37.5	—	—
Royalty obligations(3)	80.9	10.6	18.6	10.4	41.3
Pension obligations(4)	84.4	7.7	16.0	17.2	43.5
Service agreement obligations(5)	19.2	5.6	9.6	4.0	—
Employment agreement obligations(6)	21.2	12.6	8.6	—	—

Total	$1,898.6	$320.2	$1,059.6	$236.6	$282.2

(1)

We lease substantially all of our stores and are committed to making lease payments over varying lease terms. Operating lease obligations represent the total lease obligations due to landlords, including obligations related to closed stores, as well as our obligations related to leases that we have sublet. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of lease obligations includes renewal option periods.

(2)

Interest on long-term debt includes the expected interest payments on our 8.25% Senior Subordinated Notes, the portion of our Term Loan Facility that is fixed at approximately 7.75% under our interest rate swap and the unhedged portion of our Term Loan Facility that varies based on LIBOR rates. The interest rates used for the unhedged portion of our Term Loan Facility were based on our estimate of the forward LIBOR rate curve as of January 28, 2012.

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

Amounts not reflected in the table above:

We issue cancelable purchase orders to various vendors for the purchase of our merchandise. As of January 28, 2012, we had merchandise purchase obligations in the amount of $301.8 million for which we will likely take delivery.

Our liability for unrecognized tax benefits, excluding interest and penalties, is $31.8 million as of January 28, 2012. We are unable to make a reasonably reliable estimate of the amount and period of related future payments on this balance.

Financial Condition Ratios

A summary of key financial information for the periods indicated is as follows:

	2011	2010	2009
Debt-capitalization Ratio*	48.6%	44.7%	53.6%

*

Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving line of credit, if applicable. Capitalization is defined as total debt and shareowners’ equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 70.3%, 66.7%, and 72.3%, respectively, for the periods referred to above.

The increase in the debt-capitalization ratio from 2010 to 2011 is primarily due to a decrease in shareowners’ equity due to a net loss attributable to Collective Brands, Inc.

The decrease in the debt-capitalization ratio from 2009 to 2010 is primarily due to a lower debt balance as a result of our early extinguishment of debt and an increase in shareowners’ equity due to increased earnings attributable to Collective Brands, Inc.

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

Property and Equipment

We evaluate our stores on a quarterly basis to determine if their assets are recoverable. Our primary indicator that store assets may not be recoverable is if a store’s projected future undiscounted cash flows are less than the carrying amount of the store’s assets. The underlying estimates of cash flows include estimates of future net sales, gross margin rates and store expenses as well as any potential for changes related to occupancy costs, store closures and transfer sales. These assumptions are based upon the stores’ past and expected future performance. An indicator of impairment may also exist if we commit to a plan to close stores. If an indicator of impairment exists, we model estimated future cash flows on a store-by-store basis and compare the present value, using an appropriate discount rate, of these cash flows to the carrying amount of the assets. An impairment loss is recognized when the carrying amount of the store’s assets exceeds their fair value.

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

We use a cash flow matching approach for determining the appropriate discount rate for the defined benefit pension plan. The approach is derived from U.S. Treasury rates, plus an option-adjusted spread varying by maturity, to derive hypothetical “Aa” corporate bond rates. The calculation of pension expense is dependent on the determination of the assumptions used. A 100 basis point decrease in the discount rate and a 100 basis point decrease in the expected long-term return on assets would increase the Company’s annual pension expense by $1.0 million and $0.7 million, respectively.

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

Our current year results generated a three year cumulative pre-tax loss in our domestic jurisdiction. The cumulative loss resulted in a requirement to record a non-cash valuation allowance on domestic deferred tax assets of $105.7 million during the third quarter of 2011, and $33.1 million in the fourth quarter of 2011, as realization of the deferred tax assets was not more likely than not. Of the $138.8 million increase in domestic valuation allowance during 2011, $80.8 million relates to assets established in a prior year, and $58.0 million relates to deferred tax assets established in the current year. Our total valuation allowance at January 28, 2012 is $155.0 million comprised of the domestic valuation allowance of $149.0 million and a foreign valuation allowance of $6.0 million relating primarily to net operating losses in countries where a pattern of profitability has not yet been established. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using the loss carryforwards or utilizing other deferred tax assets if we generate sufficient taxable income. If the deferred tax assets currently subject to a valuation allowance are ultimately realized in the future, the benefit will likely be recorded in the Consolidated Statement of (Loss) Earnings, except for $23.1 million related to accumulated other comprehensive (loss) income (“AOCI”), which will be credited to Collective Brands, Inc. shareowners’ equity. As of January 28, 2012, we have $16.8 million of net deferred tax assets that have not been reduced by a valuation allowance.

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

Our goodwill balance by reporting segment and reporting unit as of January 28, 2012 is as follows:

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

A 550 basis point decrease in our assumed future cash flow growth rates, keeping all other variables constant, would cause our Collective Licensing reporting unit to fail step one of the goodwill impairment test. A 650 basis point decrease in our assumed future cash flow growth rates, keeping all other variables constant, would cause our PLG Wholesale reporting unit to fail step one of the goodwill impairment test. Under this scenario, we would be required to perform step two of the goodwill impairment test, which could result in the recognition of a significant impairment charge.

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

A 300 basis point increase in our assumed discount rate, keeping all other variables constant, would cause our Collective Licensing reporting unit to fail step one of the goodwill impairment test. A 425 basis point increase in our assumed discount rate, keeping all other variables constant, would cause our PLG Wholesale reporting unit to fail step one of the goodwill impairment test. Under either scenario described above, we would be required to perform step two of the goodwill impairment test, which could result in the recognition of a significant impairment charge.

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

Accounting for Intangible Assets

Indefinite-lived intangible assets consist of certain trademarks that are not amortized, but are tested for impairment annually and more frequently if circumstances indicate potential impairment, through a comparison of their fair value to their carrying amount.

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

The impairment test for indefinite-lived trademarks compares each trademark’s fair value to its book value. If the book value of a trademark exceeds its fair value, the trademark is considered impaired and the Company recognizes an impairment charge for the difference. The fair values of our trademarks are determined using either the relief from royalty method or the excess earnings method, which are forms of the income approach. The relief from royalty method is based on the theory that the owner of the trademark is relieved of paying a royalty or license fee for the use of the trademark. The excess earnings method calculates the value of the trademark by discounting its future cash flows. The Company evaluates the fair value of $301.4 million of its indefinite-lived trademarks using the relief from royalty method and the remaining $33.0 million of its indefinite-lived trademarks using the excess earnings method.

Management judgment is a significant factor in determining whether an indicator of impairment for trademarks has occurred. We rely on estimates in determining the fair value of certain trademarks using the relief from royalty method, which include the following critical quantitative factors:

•

Anticipated future revenues and long-term growth rates for each trademark.    The relief from royalty approach to determining fair value relies on the timing and estimates of future revenues, including an estimate of long-term growth rates. Our projections of future revenues are subject to change based on actual performance and the collection of additional information. Because our financial performance is dependent upon several factors including, but not limited to, general economic cycles, fashion trends and the behavior of core customers, actual results could vary significantly from estimates and our projections may change significantly from period to period. See “Risk Factors” for a more detailed list of factors that could impact our results.

The following table illustrates the impairment charge for those trademarks valued using the relief from royalty method at various basis point (“bp”) decreases in our assumed revenue growth rates, keeping all other variables constant (potential impairment in millions):

Decrease in revenue growth rate
BP Decrease	Potential Impairment
200	$0.0
300	$0.9
400	$3.5
500	$5.9

•

Reasonable market royalty rate for each trademark.    The relief from royalty approach used in determining fair value requires selection of appropriate royalty rates for each trademark. The rates selected depend upon, among other things, licensing agreements involving similar trademarks, historical and forecasted operating profit for each trademark and qualitative factors such as market awareness, history, longevity, and market size.

While we do not expect the market royalty rate to change significantly from period to period, a small change in the royalty rate used in determining the fair value of our trademarks could result in a significant impairment charge. The following table illustrates the impairment charge for those trademarks valued using the relief from royalty method at various bp decreases in our assumed market royalty rates, keeping all other variables constant:

Decrease in royalty rate
BP Decrease	Potential Impairment
25	$0.0
50	$5.3
75	$14.3
100	$23.9

•

Selection of an appropriate discount rate.    The relief from royalty approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in the Company’s industry, as well as market conditions that impact the overall value of the Company. Because the selection of the discount rate is dependent on several variables, it is possible that the discount rate could change significantly from year to year.

The following table illustrates the impairment charge for those trademarks valued using the relief from royalty method at various basis point (“bp”) increases in our assumed discount rate, keeping all other variables constant (potential impairment in millions):

Increase in discount rate
BP Decrease	Potential Impairment
100	$3.4
200	$12.4
300	$20.7
400	$28.5

We also rely on estimates in determining the fair value of certain trademarks using the excess earnings method, which include the following critical quantitative factors:

•

Anticipated future cash flows and long-term growth rates for each trademark.    The excess earnings approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of long-term growth rates. Our projections of future cash flows are subject to change based on actual performance and the collection of additional information. Because our financial performance is dependent upon several factors including, but not limited to, general economic cycles, fashion trends and the behavior of core customers, actual results could vary significantly from estimates and our projections may change significantly from period to period. See “Risk Factors” for a more detailed list of factors that could impact our results.

The following table illustrates the impairment charge for those trademarks valued using the excess earnings method at various basis point (“bp”) decreases in our assumed cash flow growth rates, keeping all other variables constant (potential impairment in millions):

Decrease in cash flow growth rate
BP Decrease	Potential Impairment
200	$0.0
300	$0.1
400	$1.1
500	$2.0

•

Selection of an appropriate discount rate.    The excess earnings approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in the Company’s industry, and the overall value of the Company. Because the selection of the discount rate is dependent on several variables, it is possible that the discount rate could change significantly from year to year.

The following table illustrates the impairment charge for those trademarks valued using the excess earnings method at various basis point (“bp”) increases in our assumed discount rate, keeping all other variables constant (potential impairment in millions):

Increase in discount rate
BP Decrease	Potential Impairment
100	$0.0
200	$2.5
300	$4.7
400	$6.5

In the second quarter of 2011, due to underperformance in our retail businesses, we revised our financial projections related to certain indefinite-lived trademarks. These revisions indicated a potential impairment of certain indefinite lived trademarks and, as such, we assessed the fair value of these indefinite-lived trademarks to determine if their book value exceeded their fair value. This assessment indicated that the book value of certain indefinite-lived trademarks exceeded their fair value and we recognized $31.1 million of pre-tax impairment charges in the second quarter of 2011. During the third quarter of 2011, we performed our required annual indefinite-lived intangible asset impairment test and concluded there was no impairment of its indefinite-lived intangible assets.

In future periods, if our indefinite-lived trademarks were to become impaired, the resulting impairment charge could have a material adverse impact on our financial position and results of operations.

New Accounting Standards

See Note 19 of the Consolidated Financial Statements for new accounting standards, including the expected dates of adoption and estimated effects on our Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our Amended Revolving Loan Facility, which is entirely comprised of a revolving line of credit, is based on the London Inter-Bank Offered Rate (“LIBOR”) plus a variable margin of 1.75% to 2.25%, or the base rate, as defined in the credit agreement. There are no outstanding borrowings on the Revolving Loan Facility at any time during the 52 weeks ended January 28, 2012; however, if we were to borrow against our Revolving Loan Facility, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate swap arrangement for $540 million to hedge a portion of our variable rate Term Loan Facility. As of January 28, 2012, we have hedged $90 million of our Term Loan Facility. The interest rate swap provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through May of 2012. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of January 28, 2012, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s Term Loan Facility debt, which totals $394.4 million, would impact pretax interest expense by approximately $4 million annually or approximately $1 million per quarter.

Foreign Currency Risk

We have operations in foreign countries; therefore, our cash flows in U.S. dollars are impacted by fluctuations in foreign currency exchange rates. We adjust our retail prices, when possible, to reflect changes in exchange rates to mitigate this risk. To further mitigate this risk, we may, from time to time, enter into forward contracts to purchase or sell foreign currencies. For the 52 weeks ended January 28, 2012, fluctuations in foreign currency exchange rates did not have a material impact on our operations or cash flows.

A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. Since 1994, the official exchange rate for the conversion of the PRC’s currency was pegged to the U.S. dollar at a virtually fixed rate of approximately 8.28 Yuan per U.S. dollar. However, during 2005, the PRC’s government revalued the Yuan and adopted a more flexible system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under the new “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of January 27, 2012, the last day of trading in our fiscal year, the exchange rate was 6.28 Yuan per U.S. dollar compared to 6.57 Yuan per U.S. dollar at the end of our 2010 fiscal year and 6.82 Yuan per U.S. dollar at the end of our 2009 fiscal year.

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

Audit and Finance Committee of the Board of Directors

The Board of Directors, through the activities of its Audit and Finance Committee (the “Committee”), participates in the reporting of financial information by the Company. The Committee meets regularly with management, the internal auditors and the independent registered public accounting firm. The Committee reviewed the scope, timing and fees for the annual audit and the results of the audits completed by the internal auditors and independent registered public accounting firm, including the recommendations to improve certain internal controls and the follow-up reports prepared by management. The independent registered public accounting firm and the internal auditors have free access to the Committee and the Board of Directors and attend each regularly scheduled Committee meeting.

The Committee consists of five outside directors all of whom have accounting or financial management expertise. The members of the Committee are Daniel Boggan Jr., Robert F. Moran, John F. McGovern, David Scott Olivet, and Matthew A. Ouimet. The Committee regularly reports the results of its activities to the full Board of Directors.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Collective Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of January 28, 2012.

Collective Brands, Inc.’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 22, 2012 on our internal control over financial reporting which is included on page 58.

/s/ Michael J. Massey	/s/ Douglas G. Boessen
Chief Executive Officer and President	Division Senior Vice President —
(Principal Executive Officer)	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of

Collective Brands, Inc.

Topeka, Kansas

We have audited the internal control over financial reporting of Collective Brands, Inc. and subsidiaries (the “Company”) as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2012, of the Company and our report dated March 22, 2012, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 22, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareowners of

Collective Brands, Inc.

Topeka, Kansas

We have audited the accompanying consolidated balance sheets of Collective Brands, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of (loss) earnings, equity and comprehensive (loss) income, and cash flows for each of the three fiscal years in the period ended January 28, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15 (b). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 28, 2012 and January 29, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 22, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
March 22, 2012

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

(dollars in millions, except per share)

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	$3,461.7	$3,375.7	$3,307.9
Cost of sales	2,432.2	2,174.5	2,166.9

Gross margin	1,029.5	1,201.2	1,141.0
Selling, general and administrative expenses	1,046.3	1,011.5	982.4
Impairment of goodwill	10.0	—	—
Restructuring charges	—	—	0.1

Operating (loss) profit from continuing operations	(26.8)	189.7	158.5
Interest expense	38.9	48.7	60.8
Interest income	(0.4)	(0.7)	(1.1)
Loss on early extinguishment of debt	0.5	1.7	1.2

Net (loss) earnings from continuing operations before income taxes	(65.8)	140.0	97.6
Provision for income taxes	84.0	17.4	9.4

Net (loss) earnings from continuing operations	(149.8)	122.6	88.2
Earnings from discontinued operations, net of income taxes	—	—	0.1

Net (loss) earnings	(149.8)	122.6	88.3
Net earnings attributable to noncontrolling interests	(10.4)	(9.8)	(5.6)

Net (loss) earnings attributable to Collective Brands, Inc.	$(160.2)	$112.8	$82.7

Basic (loss) earnings per share attributable to Collective Brands, Inc. common shareholders	$(2.66)	$1.77	$1.29
Diluted (loss) earnings per share attributable to Collective Brands, Inc. common shareholders	$(2.66)	$1.75	$1.28

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in millions)

	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$181.3	$324.1
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of January 28, 2012 and January 29, 2011 of $6.3 and $6.0, respectively	146.0	114.4
Inventories, net	563.4	531.7
Current deferred income taxes	7.2	30.7
Prepaid expenses	61.5	55.1
Other current assets	21.8	22.2

Total current assets	981.2	1,078.2
Property and equipment, net	369.4	432.3
Intangible assets, net	384.7	428.4
Goodwill	269.8	279.8
Deferred income taxes	10.7	10.1
Other assets	31.4	39.7

Total Assets	$2,047.2	$2,268.5

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$5.1	$5.1
Accounts payable	291.6	287.4
Accrued expenses	147.0	184.4

Total current liabilities	443.7	476.9
Long-term debt	604.8	659.4
Deferred income taxes	122.4	65.4
Other liabilities	202.8	212.4
Commitments and contingencies (Note 17)
Equity:
Collective Brands, Inc. shareowners’ equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 240,000,000 shares authorized; 75,000,000 issued; 60,577,077 and 61,466,038 shares outstanding in 2011 and 2010, respectively	0.7	0.7
Treasury stock, $.01 par value; 14,422,923 and 13,533,962 shares in 2011 and 2010, respectively	(0.1)	(0.1)
Additional paid-in-capital	—	(2.5)
Retained earnings	665.8	834.9
Accumulated other comprehensive loss, net of income taxes	(21.6)	(10.1)

Collective Brands, Inc. shareowners’ equity	644.8	822.9
Noncontrolling interests	28.7	31.5

Total equity	673.5	854.4

Total Liabilities and Equity	$2,047.2	$2,268.5

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE (LOSS) INCOME

	Collective Brands, Inc. Shareowners’					Non- controlling Interests	Total Equity	Comprehensive Income
	Outstanding Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Dollars
	(dollars in millions, shares in thousands)
Balance at January 31, 2009	63,725	$0.7	$17.8	$639.4	$(35.6)	$23.7	$646.0

Net earnings	—	—	—	82.7	—	5.6	88.3	$88.3
Translation adjustments	—	—	—	—	8.0	0.1	8.1	8.1
Net change in fair value of derivative, net of taxes of $2.2 (Note 6)	—	—	—	—	3.9	—	3.9	3.9
Changes in unrecognized amounts of pension benefits, net of taxes of $0.3 (Note 8)	—	—	—	—	1.4	—	1.4	1.4
Issuances of common stock under stock plans	882	—	8.2	—	—	—	8.2
Purchases of common stock	(389)	—	(7.6)	—	—	—	(7.6)
Amortization of unearned nonvested shares	—	—	5.4	—	—	—	5.4
Stock option expense	—	—	10.9	—	—	—	10.9
Restricted stock cancellation	(62)	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	5.5	5.5
Distributions to noncontrolling interests	—	—	—	—	—	(6.2)	(6.2)

Comprehensive income								101.7
Comprehensive income attributable to noncontrolling interests								(5.7)

Comprehensive income attributable to Collective Brands, Inc.								96.0

Balance at January 30, 2010	64,156	0.7	34.7	722.1	(22.3)	28.7	763.9

Net earnings	—	—	—	112.8	—	9.8	122.6	122.6
Translation adjustments	—	—	—	—	6.2	0.7	6.9	6.9
Net change in fair value of derivatives, net of taxes of $2.7 (Note 6)	—	—	—	—	5.0	—	5.0	5.0
Changes in unrecognized amounts of pension benefits, net of taxes of $0.7 (Note 8)	—	—	—	—	1.0	—	1.0	1.0
Issuances of common stock under stock plans	1,183	—	10.7	—	—	—	10.7
Purchases of common stock	(3,834)	(0.1)	(63.8)	—	—	—	(63.9)
Amortization of unearned nonvested shares	—	—	7.9	—	—	—	7.9
Stock option expense	—	—	8.0	—	—	—	8.0
Restricted stock cancellation	(39)	—	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	3.1	3.1
Distributions to noncontrolling interests	—	—	—	—	—	(10.8)	(10.8)

Comprehensive income								135.5
Comprehensive income attributable to noncontrolling interests								(10.5)

Comprehensive income attributable to Collective Brands, Inc.								$125.0

Balance at January 29, 2011	61,466	$0.6	$(2.5)	$834.9	$(10.1)	$31.5	$854.4

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE (LOSS) INCOME — (Continued)

(dollars in millions, shares in thousands)

	Collective Brands, Inc. Shareowners’					Non- controlling Interests	Total Equity	Comprehensive Income
	Outstanding Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Dollars
	(dollars in millions, shares in thousands)
Balance at January 29, 2011	61,466	$0.6	$(2.5)	$834.9	$(10.1)	$31.5	$854.4

Net earnings (loss)	—	—	—	(160.2)	—	10.4	(149.8)	$(149.8)
Translation adjustments	—	—	—	—	(1.1)	—	(1.1)	(1.1)
Net change in fair value of derivatives, net of taxes of $ 0.1 (Note 6)	—	—	—	—	6.4	—	6.4	6.4
Changes in unrecognized amounts of pension benefits, net of taxes of $(0.4) (Note 8)	—	—	—	—	(16.8)	—	(16.8)	(16.8)
Issuances of common stock under stock plans	434	—	1.8	—	—	—	1.8
Purchases of common stock	(1,205)	—	(9.8)	(8.9)	—	—	(18.7)
Amortization of unearned nonvested shares	—	—	6.3	—	—	—	6.3
Stock option expense	—	—	4.2	—	—	—	4.2
Restricted stock cancellation	(118)	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	(13.2)	(13.2)

Comprehensive loss								(161.3)
Comprehensive income attributable to noncontrolling interests								(10.4)

Comprehensive loss attributable to Collective Brands, Inc.								$(171.7)

Balance at January 28, 2012	60,577	$0.6	$—	$665.8	$(21.6)	$28.7	$673.5

Outstanding common stock is net of shares held in treasury and is presented net of treasury stock of $0.1 million in 2011 and 2010 and $0.2 million in 2009. Treasury stock is accounted for using the par value method. Treasury share activity for the last three years is summarized below:

	2011	2010	2009
	(shares in thousands)
Balance, beginning of year	13,534	23,975	24,406
Issuances of common stock:
Stock options, employee stock purchases and stock appreciation rights	(212)	(625)	(507)
Deferred compensation plan	(8)	—	(5)
Net restricted stock grants	(96)	(519)	(308)

	(316)	(1,144)	(820)

Purchases of common stock	1,205	3,834	389

Retirement of Treasury Stock	—	(13,131)	—

Balance, end of year	14,423	13,534	23,975

See Notes to Consolidated Financial Statements

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in millions)
Operating Activities:
Net (loss) earnings	$(149.8)	$122.6	$88.3
Earnings from discontinued operations, net of income taxes	—	—	(0.1)
Adjustments for non-cash items included in net (loss) earnings:
Loss on impairment and disposal of assets	46.3	12.2	11.8
Impairment of goodwill and indefinite-lived tradenames	41.1	—	—
Depreciation and amortization	131.7	138.2	143.2
Provision for losses on accounts receivable	1.7	2.0	2.9
Share-based compensation expense	12.7	16.6	16.4
Deferred income taxes	81.0	4.2	3.8
Loss on extinguishment of debt	0.5	1.7	1.2
Other, net	—	—	(0.1)
Changes in working capital:
Accounts receivable	(34.2)	(20.7)	0.6
Inventories	(31.1)	(86.7)	53.2
Prepaid expenses and other current assets	(8.6)	(7.5)	15.2
Accounts payable	5.4	92.2	20.2
Accrued expenses	(33.8)	5.9	(24.6)
Changes in other assets and liabilities, net	(16.8)	(7.6)	(15.2)
Contributions to pension plans	(0.4)	(1.6)	(9.5)
Net cash provided by discontinued operations	—	—	0.3

Cash flow provided by operating activities	45.7	271.5	307.6

Investing Activities:
Capital expenditures	(98.9)	(97.6)	(84.0)
Proceeds from sale of property and equipment	—	—	2.8
Intangible asset additions	(1.4)	—	(19.0)

Cash flow used in investing activities	(100.3)	(97.6)	(100.2)

Financing Activities:
Proceeds from notes payable	—	—	0.9
Repayment of notes payable	—	—	(0.9)
Proceeds from issuance of debt	—	—	1.2
Repayment of debt	(55.1)	(185.2)	(66.1)
Payment of deferred financing costs	(1.8)	—	—
Issuances of common stock	1.8	10.7	8.2
Purchases of common stock	(18.7)	(63.9)	(7.6)
Contributions by noncontrolling interests	—	3.1	5.5
Distribution to noncontrolling interests	(13.2)	(10.8)	(6.2)

Cash flow used in financing activities	(87.0)	(246.1)	(65.0)

Effect of exchange rate changes on cash	(1.2)	2.8	1.8

(Decrease) increase in cash and cash equivalents	(142.8)	(69.4)	144.2
Cash and cash equivalents, beginning of year	324.1	393.5	249.3

Cash and cash equivalents, end of year	$181.3	$324.1	$393.5

Supplemental cash flow information:
Interest paid	$40.4	$47.6	$60.1
Income taxes paid	$29.0	$15.7	$14.3
Non-cash investing and financing activities:
Accrued capital additions	$13.4	$12.4	$13.1

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years 2011, 2010 and 2009 ended on January 28, 2012, January 29, 2011, and January 30, 2010, respectively. Fiscal years 2011, 2010, and 2009 contain 52 weeks of results. References to years in these financial statements and notes relate to fiscal years rather than calendar years.

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

Cost of Sales

Cost of sales includes the cost of merchandise sold and the Company’s buying, occupancy, warehousing, product development and product movement costs, as well as depreciation of stores and the distribution centers, net litigation charges related to intellectual property, store impairment charges and trademark impairments.

Rent Expense

Certain of the Company’s lease agreements provide for scheduled rent increases during the lease term, as well as provisions for renewal options. Rent expense is recognized on a straight-line basis over the term of the lease from the time at which the Company takes possession of the property. In instances where failure to exercise renewal options would result in an economic penalty, the calculation of straight-line rent expense includes renewal option periods. Also, landlord-provided tenant improvement allowances are recorded in other liabilities and amortized as a credit to rent expense over the term of the lease. Substantially all rental expense is recorded in cost of sales on the Consolidated Statement of (Loss) Earnings.

Pre-Opening Expenses

Costs associated with the opening of new stores are expensed as incurred and are recorded in cost of sales.

Advertising Costs

Advertising costs and sales promotion costs are expensed at the time the advertising takes place. Selling, general and administrative expenses include advertising and sales promotion costs of $176.9 million, $159.2 million and $145.5 million in 2011, 2010 and 2009, respectively.

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s estimate of uncertainty in income taxes is based on the framework established in the accounting for income taxes guidance. This guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company includes its reserve for unrecognized tax benefits, as well as related accrued penalties and interest, in other long term liabilities on its Consolidated Balance Sheets and in the provision for income taxes in its Consolidated Statements of (Loss) Earnings.

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

Cash and Cash Equivalents

Cash equivalents consist of liquid investments with an original maturity of three months or less. Amounts due from banks and credit card companies of $14.0 million and $13.5 million for the settlement of credit card transactions are included in cash and cash equivalents as of January 28, 2012, and January 29, 2011, respectively, as they are generally collected within three business days. Cash equivalents are stated at cost, which approximates fair value.

Reserve for Uncollectible Accounts Receivable

The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains a reserve for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers its historical level of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. These evaluations include, but are not limited to, analyzing its customer’s financial statements, maintaining a credit watch list to monitor accounts receivable exposure and reviewing the customer’s prior payment history.

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

Buildings	10 to 30 years

Leasehold improvements	the lesser of 10 years or the remaining expected lease term that is reasonably assured (which may exceed the current non-cancelable term)

Furniture, fixtures and equipment	2 to 10 years

Property under capital lease	10 to 30 years

The following is a summary of the components of property and equipment:

(dollars in millions)	2011	2010
Land	$5.9	$6.7
Buildings and leasehold improvements	671.3	711.6
Furniture, fixtures and equipment	680.3	677.6
Projects in progress	59.9	55.4
Accumulated depreciation and amortization	(1,048.0)	(1,019.0)

Property and equipment, net	$369.4	$432.3

Depreciation expense for 2011, 2010 and 2009 was $116.0 million, $119.5 million and $121.5 million, respectively.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates its store assets on a quarterly basis to determine if its assets are recoverable by analyzing historical results, trends, stores identified for closure and other qualitative considerations. If an indicator of impairment exists, the Company models estimated future cash flows on a store-by-store basis and compares the undiscounted future cash flows to the carrying amount of the store’s assets. If the carrying value exceeds the undiscounted cash flows, the Company compares the present value, using an appropriate discount rate, of these cash flows to the carrying amount of the assets to calculate the impairment charge. The underlying estimates of cash flows include estimates of future revenues, gross margin rates and store expenses as well as any potential for changes related to occupancy costs, store closures and transfer sales. These assumptions are based upon the stores’ past and expected future performance.

For the 52 weeks ended January 28, 2012, the impairment testing indicated that $56.0 million of the Company’s assets had a fair value of $13.8 million and, as such, the Company recorded a $42.2 million impairment charge in cost of sales on the Consolidated Statement of (Loss) Earnings. The following table summarizes the asset impairment charges by reporting segment:

	52 Weeks Ended
(dollars in millions)	January 28, 2012	January 29, 2011	January 30, 2010
Payless Domestic	$32.9	$6.3	$4.8
Payless International	5.2	1.1	0.2
PLG Wholesale	0.7	—	—
PLG Retail	3.4	1.4	1.0

Total	$42.2	$8.8	$6.0

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

Foreign Currency Translation

Local currencies are the functional currencies for most foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated at the rate of exchange at the balance sheet date. Adjustments from the translation process are accumulated as part of other comprehensive (loss) income and are included as a separate component of equity. The changes in foreign currency translation adjustments were not adjusted for income taxes since they relate to indefinite term investments in non-United States subsidiaries. Income and expense items of these subsidiaries are translated at average rates of exchange. As of fiscal year-end 2011, 2010 and 2009, cumulative translation adjustments included in accumulated other comprehensive (loss) income were $18.6 million, $19.7 million and $12.8 million, respectively. The Company has recorded foreign currency transaction gains (losses) of $3.4 million, ($0.3) million and $0.5 million in the Consolidated Statement of (Loss) Earnings in fiscal years 2011, 2010 and 2009, respectively.

For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. Dollar as their functional currency, net non-monetary assets are translated at historical rates and net monetary assets are translated at current rates. Transaction adjustments are included in the determination of net (loss) earnings.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset Retirement Obligations

The Company records a liability equal to the fair value of the estimated future cost to retire an asset; if the liability’s fair value can be reasonably estimated. The Company’s asset retirement obligation (“ARO”) liabilities are primarily associated with the disposal of personal property and trade fixtures which, at the end of a lease, the Company is contractually obligated to remove in order to restore the facility back to a condition specified in the lease agreement. The Company estimates the fair value of these liabilities based on current store closing costs and discounts the costs back as if they were to be performed at the inception of the lease. At the inception of such a lease, the Company records the ARO as a liability and also records a related asset in an amount equal to the estimated fair value of the liability. The capitalized asset is then depreciated on a straight-line basis over the useful life of the asset. Upon retirement of the asset, any difference between the actual retirement costs incurred and the previously recorded estimated ARO liability is recognized as a gain or loss in the Consolidated Statements of (Loss) Earnings.

The Company’s ARO liability as of January 28, 2012 and January 29, 2011 was $7.1 million and $8.1 million, respectively, and was recorded in other long-term liabilities on its Consolidated Balance Sheets. There were no significant liabilities incurred, liabilities settled, nor accretion expense as of January 28, 2012, January 29, 2011 and January 30, 2010.

Franchise Arrangements

The Company grants franchisees the right to develop and operate stores within a defined geographic area in exchange for royalty payments. Royalties are recognized when they are earned and become receivable from the franchisee. The Company did not have a significant amount of royalty revenue for the 52 weeks ended January 28, 2012, January 29, 2011 or January 28, 2010.

Company-Owned Life Insurance

The Company owns various life insurance policies for certain associates. These Company-Owned Life Insurance (“COLI”) policies are recorded at their net cash surrender values as of each balance sheet date. Premiums and changes in the net cash surrender value during the period are recorded in selling, general and administrative expenses. The Company does not record deferred tax balances related to cash surrender value gains or losses as it has the intent to hold these policies until maturity. The total amounts related to the Company’s investments in COLI policies, included in other assets in the Consolidated Balance Sheet as of January 28, 2012 and January 29, 2011, were $21.8 million and $21.6 million, respectively.

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

Intangible Assets other than Goodwill

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

The estimated useful life for each class of intangible assets is as follows:

Favorable lease rights	A weighted-average period of 3 years. Favorable lease rights are amortized over the term of the underlying lease, including renewal options in instances where failure to exercise renewals would result in an economic penalty.

Trademarks and other intangible assets	3 to 20 years

Customer relationships	8 years

Each period the Company evaluates whether events and circumstances warrant a revision to the remaining estimated useful life of each intangible asset or its remaining book value. If the Company were to determine that events and circumstances warrant a change to the estimate of an intangible asset’s remaining useful life, then the remaining carrying amount of the intangible asset would be amortized prospectively over that revised remaining useful life. If the Company were to determine that the fair value of trademarks with a finite life was lower than its book value, then it would record an impairment charge.

The estimate of fair value is highly subjective and requires significant judgment. If the Company determines that the estimated fair value of any intangible asset is less than its carrying value, then it will recognize an impairment charge.

Derivatives

The Company participates in interest rate related derivative instruments to manage its exposure on its debt instruments and forward contracts to hedge a portion of certain foreign currency purchases. The Company records all derivative instruments on the Consolidated Balance Sheet as either assets or liabilities measured at fair value in accordance with the framework established for derivatives and hedging and the framework established for fair value measurements and disclosures. For interest rate contracts, the Company uses a mark-to-market valuation technique based on an observable interest rate yield curve and adjusts for credit risk. For foreign currency contracts, the Company uses a mark-to-market technique based on observable foreign currency exchange rates and adjusts for credit risk. Changes in the fair value of these derivative instruments are recorded either through net (loss) earnings or as other comprehensive loss, depending on the type of hedge designation. Gains and losses on derivative instruments designated as cash flow hedges are reported in other comprehensive loss and reclassified into (loss) earnings in the periods in which earnings are impacted by the hedged item.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies

The Company may be involved in legal proceedings that arise in the ordinary course of business. Except for income tax contingencies, it records accruals for contingencies to the extent that it concludes that their occurrence is probable and that the related liabilities are estimable and it records anticipated recoveries under existing insurance contracts when assured of recovery. The Company considers many factors in making these assessments, including the progress of the case, opinions or views of legal counsel, prior case law, the experience of the Company or other companies in similar cases, and its intent on how to respond. Because litigation and other contingencies are inherently unpredictable and excessive verdicts do occur, these assessments can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

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

	2011
Quarter	First	Second	Third	Fourth(2)	Year
	(dollars in millions, except per share)
Net sales	$869.0	$882.4	$894.4	$815.9	$3,461.7
Gross margin	309.9	208.5	283.8	227.3	1,029.5
Net earnings (loss)	28.2	(33.3)	(111.7)	(33.0)	(149.8)
Net earnings attributable to noncontrolling interests	(1.8)	(1.7)	(2.6)	(4.3)	(10.4)

Net earnings (loss) attributable to Collective Brands, Inc.	$26.4	$(35.0)	$(114.3)	$(37.3)	$(160.2)

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)	$0.43	$(0.58)	$(1.91)	$(0.62)	$(2.66)

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)	$0.42	$(0.58)	$(1.91)	$(0.62)	$(2.66)

	2010
Quarter	First	Second	Third	Fourth	Year
	(dollars in millions, except per share)
Net sales	$878.8	$841.3	$881.8	$773.8	$3,375.7
Gross margin	336.7	289.1	329.2	246.2	1,201.2
Net earnings (loss)	56.0	22.0	50.2	(5.6)	122.6
Net earnings attributable to noncontrolling interests	(1.8)	(0.9)	(2.6)	(4.5)	(9.8)

Net earnings (loss) attributable to Collective Brands, Inc.	$54.2	$21.1	$47.6	$(10.1)	$112.8

Basic earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)	$0.84	$0.33	$0.75	$(0.16)	$1.77

Diluted earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:(1)	$0.83	$0.32	$0.75	$(0.16)	$1.75

(1)

Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)

In the fourth quarter of 2011, the Company recorded $7.4 million of lease termination costs in cost of sales, $2.4 million of severance related to store closings and $1.7 million of strategic review expenses in selling, general and administrative expenses.

Note 3 — Exit Costs

In 2011, the Company announced that, as part of its efforts to optimize the performance of its Payless and Stride Rite store fleet, it would close approximately 475 under-performing and low-volume, non-strategic stores in the next three years. During 2011, the Company closed 352 stores, of which 298 of the stores are Payless locations in the U.S., Canada and Puerto Rico and 54 are Stride Rite Children’s locations.

In accordance with Accounting Standards Codification (“ASC”) 420, “Exit or Disposal Cost Obligations,” costs associated with this plan, which consist of lease termination costs, employee termination costs, and other exit costs, are recorded at fair value. The Company estimates that these costs will total $20 million to $25 million of which $13.0 million was recorded in 2011; however, the ultimate financial impact of this plan is dependent upon the actual exit transactions. The lease termination costs will be recorded on the earlier of the date that the store is closed or lease buyouts are negotiated with the landlords. Employee severance costs, which consist of severance payments made to certain terminated associates, are recorded ratably over the associate’s required service period from the date the termination has been communicated to the associate.

The significant components of the exit costs incurred as of January 28, 2012 are summarized as follows:

	Accrual Balance as of January 29, 2011	Charges to Date	Cash Payments	Accrual Balance as of January 28, 2012
	(dollars in millions)
Lease termination costs	$—	$10.6	$(9.0)	$1.6
Employee severance costs	—	2.4	(0.7)	1.7

Total	$—	$13.0	$(9.7)	$3.3

Of the $10.6 million of lease termination costs, $9.3 million are recorded in the Payless Domestic reporting segment; $0.8 million are recorded in the PLG Retail reporting segment and $0.5 million are recorded in the Payless International reporting segment. The lease termination charges are recorded within cost of sales on the Consolidated Statements of (Loss) Earnings and are recorded within accrued expenses on the Consolidated Balance Sheet.

Of the $2.4 million of employee severance costs, $2.0 million are recorded in the Payless Domestic reporting segment, $0.3 million are recorded in the Payless International reporting segment and $0.1 million are recorded in the PLG Retail reporting segment. The employee severance costs are recorded within selling, general and administrative expenses on the Consolidated Statements of (Loss) Earnings and are recorded within accrued expenses on the Consolidated Balance Sheet.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Intangible Assets and Goodwill

The following is a summary of the Company’s intangible assets:

	January 28, 2012	January 29, 2011
	(dollars in millions)
Intangible assets subject to amortization:
Favorable lease rights:
Gross carrying amount	$20.5	$24.8
Less: accumulated amortization	(17.6)	(19.8)

Carrying amount, end of period	2.9	5.0

Customer relationships:
Gross carrying amount	74.2	74.2
Less: accumulated amortization	(53.7)	(45.2)

Carrying amount, end of period	20.5	29.0

Trademarks and other intangible assets:
Gross carrying amount	39.9	38.5
Less: accumulated amortization	(13.0)	(9.6)

Carrying amount, end of period	26.9	28.9

Total carrying amount of intangible assets subject to amortization	50.3	62.9
Indefinite-lived tradenames	334.4	365.5

Total intangible assets	$384.7	$428.4

The Company recorded $31.1 million of impairment charges related to its indefinite-lived trademarks and acquired $1.4 million of other intangible assets during 2011.

Amortization expense on intangible assets is as follows:

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in millions)
Amortization expense on intangible assets	$12.8	$16.2	$19.5

The Company expects amortization expense for the next five years to be as follows (in millions):

Year	Amount
2012	$11.3
2013	9.7
2014	8.3
2015	6.0
2016	2.0

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the carrying amount of goodwill, by reporting segment:

	Payless Domestic	PLG Wholesale	Consolidated
	(dollars in millions)
Balance as of January 30, 2010	$40.2	$239.6	$279.8
Goodwill Adjustments	—	—	—

Balance as of January 29, 2011	$40.2	$239.6	$279.8

Goodwill Impairment	(10.0)	—	(10.0)

Balance as of January 28, 2012	$30.2	$239.6	$269.8

The Company’s accumulated goodwill impairment as of January 28, 2012 was $52.0 million, $42.0 million of which relates to the PLG Retail reporting segment and $10.0 million of which relates to the Payless Domestic reporting segment.

Note 5 — Long-term Debt

On August 17, 2007, the Company entered into a $725 million term loan (the “Term Loan Facility”) and a $350 million Amended and Restated Loan and Guaranty Agreement (the “Revolving Loan Facility”). The Term Loan Facility ranks pari passu in right of payment and have the lien priorities specified in an intercreditor agreement executed by the administrative agent to the Term Loan Facility. On August 16, 2011, the Company amended its $350 million Revolving Loan Facility with a $300 million Second Amended and Restated Loan and Guaranty Agreement (“Amended Revolving Loan Facility” and collectively with the Term Loan Facility, the “Loan Facilities”). The Loan Facilities are senior secured loans guaranteed by substantially all of the assets of the borrower and the guarantors, with the Amended Revolving Loan Facility having first priority in accounts receivable, inventory and certain related assets and the Term Loan Facility having first priority in substantially all of the borrower’s and the guarantors’ remaining assets, including intellectual property, the capital stock of each domestic subsidiary, any intercompany notes owned by the borrower and the guarantors, and 66% of the stock of non-U.S. subsidiaries directly owned by borrower or a guarantor.

The Term Loan Facility will mature on August 17, 2014. The Term Loan Facility will amortize quarterly in annual amounts of 1.0% of the original amount, reduced ratably by any prepayments, with the final installment payable on the maturity date. The Term Loan Agreement provides for customary mandatory prepayments, subject to certain exceptions and limitations and in certain instances, reinvestment rights, from (a) the net cash proceeds of certain asset sales, insurance recovery events and debt issuances, each as defined in the Term Loan Agreement, and (b) 25% of excess cash flow, as defined in the Term Loan Agreement, subject to reduction. The mandatory prepayment is not required if the total leverage ratio, as defined in the Term Loan Agreement, is less than 2.0 to 1.0 at fiscal year end. Based on our excess cash flow projections as of January 28, 2012, we are not required to make such a mandatory prepayment. Loans under the Term Loan Facility will bear interest at the Borrower’s option, at either (a) the Base Rate as defined in the Term Loan Facility agreement plus 1.75% per annum or (b) the Eurodollar (London Inter-Bank Offer Rate (“LIBOR”)-indexed) Rate plus 2.75% per annum, with such margin to be agreed for any incremental term loans.

The Amended Revolving Loan Facility matures on August 16, 2016 and bears interest at LIBOR, plus a variable margin of 1.75% to 2.25% or the base rate, as defined in the agreement. The Amended Revolving Loan Facility provides increased flexibility for investments, incurrence of indebtedness and restricted payments including prepayments on our Senior Subordinated Notes, subject to excess line availability tests. The facility will be available as needed for general corporate purposes.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2003, the Company sold $200.0 million of 8.25% Senior Subordinated Notes (the “Notes”) for $196.7 million, due 2013. The discount of $3.3 million is being amortized to interest expense over the life of the Notes. The Notes are guaranteed by all of the Company’s domestic subsidiaries. Interest on the Notes is payable semi-annually. Under the terms of the note covenants the Company may, on any one or more occasions, redeem all or a part of the Notes at the redemption price of 100.0% of its face value, plus accrued and unpaid interest, if any, on the Notes redeemed.

The Loan Facilities and the Senior Subordinated Notes contain various covenants including those that may limit the Company’s ability to pay dividends, repurchase stock, accelerate the retirement of debt or make certain investments. As of January 28, 2012, the Company was in compliance with all of its covenants.

Long-term debt and capital-lease obligations were:

	2011	2010
	(dollars in millions)
Term Loan Facility(1)	$484.4	$489.4
Senior Subordinated Notes(2)	124.6	174.1
Revolving Loan Facility(3)	—	—
Capital-lease obligations	0.9	1.0

Total debt	609.9	664.5
Less: current maturities of long-term debt	5.1	5.1

Long-term debt	$604.8	$659.4

(1)

As of January 28, 2012 and January 29, 2011, the fair value of the Company’s Term Loan was $479.5 million, and $489.4 million, respectively, based on market conditions and perceived risks as of those dates.

(2)	As of January 28, 2012 and January 29, 2011, the fair value of the Company’s senior subordinated notes was $125.6 million and $177.8 million, respectively, based on trading activity as of those dates.

(3)

As of January 28, 2012, the Company’s borrowing base on its revolving loan facility was $300.0 million less $28.6 million in outstanding letters of credit, or $271.4 million. The variable interest rate, including the applicable variable margin at January 28, 2012, was 2.30%.

Future debt maturities as of January 28, 2012 are as follows:

	Senior Subordinated Notes	Term Loan Facility	Capital-lease obligations	Total
	(dollars in millions)
2012	$—	$5.0	$0.1	$5.1
2013	125.0	5.0	0.1	130.1
2014	—	474.4	0.1	474.5
2015	—	—	0.1	0.1
2016	—	—	0.1	0.1
Thereafter	—	—	0.4	0.4

Total	$125.0	$484.4	$0.9	$610.3

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Derivatives

The Company has entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million Term Loan Facility (“interest rate contract”). The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which mature on a series of dates through May of 2012. As of January 28, 2012, the Company has hedged $90 million of its Term Loan Facility.

The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through October of 2012. As of January 28, 2012 the Company has hedged $23.9 million of its forecasted foreign currency purchases. The fair value, amounts classified in other comprehensive (loss) income (“OCI”), and the amounts reclassified from accumulated other comprehensive (loss) income (“AOCI”) on the foreign currency contracts were not significant for any periods presented.

The interest rate contract is designated as a cash flow hedging instrument. The change in the fair value of the interest rate contract is recorded as a component of AOCI and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following table presents the fair value of the Company’s hedging portfolio related to its interest rate contract:

	Location on Consolidated Balance Sheet	Fair Value
		January 28, 2012	January 29, 2011
		(dollars in millions)
Interest rate contract	Other liabilities	$—	$1.3
Interest rate contract	Accrued expenses	$2.0	$6.1

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

	Gain (Loss) Recognized in AOCI on Derivative		Location on Consolidated Statement of Earnings (Loss)	Gain (Loss) Reclassified from AOCI into Earnings
	52 Weeks Ended			52 Weeks Ended
	January 28, 2012	January 29, 2011		January 28, 2012	January 29, 2011
(dollars in millions)
Interest rate contract	$1.0	$(2.2)	Interest expense	$(7.5)	$(7.5)

The Company expects $2.0 million of the fair value of the interest rate contract recorded in AOCI to be recognized in earnings during the next 12 months. This amount may vary based on changes to LIBOR and foreign currency exchange rates.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Fair Value Measurements

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

The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis (not including the Company’s pension plan assets). The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
	Quoted Prices in Active Markets (Level 1)	Significant Observable Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(dollars in millions)
As of January 28, 2012
Financial assets:
Money market funds	$69.2	$—	$—	$69.2
Financial liabilities:
Interest rate contract(1)	$—	$2.0	$—	$2.0
As of January 29, 2011
Financial assets:
Money market funds	$174.8	$—	$—	$174.8
Financial liabilities:
Interest rate contract(1)	$—	$7.4	$—	$7.4

(1)	The fair value of the interest rate contract is determined using a mark-to-market valuation technique based on an observable interest rate yield curve and adjusting for credit risk.

Note 8 — Pension Plans

The Company has a pension plan that covers a select group of management employees (“Payless Plan”), a pension plan that covers certain PLG employees (“PLG Plan”), and a pension plan that covers certain employees in Asia (“Asia Plan”). To calculate pension expense, the Company uses assumptions to estimate the total benefits ultimately payable to each management employee and allocates this cost to service periods. The actuarial assumptions used to calculate pension expense are reviewed annually by management for reasonableness. The measurement date used for these plans for the 2011 actuarial valuation was January 28, 2012.

Payless Plan

The Payless Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in AOCI are the following pre-tax amounts that have not yet been recognized in net periodic benefit cost:

	Unrecognized Prior Service Cost	Unrecognized Losses/(Gains)	Total AOCI
	(dollars in millions)
Amount at January 29, 2011	$7.0	$12.7	$19.7
Amortization recognized	(1.6)	(1.5)	(3.1)
New amounts recognized	—	4.4	4.4

Amount at January 28, 2012	$5.4	$15.6	$21.0

The amount of unrecognized pre-tax loss and pre-tax prior service cost included in AOCI and expected to be recognized in net periodic benefit cost during fiscal year 2012 is $2.1 million and $1.6 million, respectively.

The following information provides a summary of the funded status of the plan, amounts recognized in the Consolidated Balance Sheets, and major assumptions used to determine these amounts:

	2011	2010
	(dollars in millions)
Change in projected benefit obligation:
Obligation at beginning of year	$42.5	$46.6
Service cost	0.8	0.8
Interest cost	1.8	1.8
Actuarial loss	4.4	3.0
Settlement distribution	—	(7.2)
Benefits paid	(4.7)	(2.5)

Obligation at end of year	$44.8	$42.5

Assumptions:
Discount rate	3.25%	4.50%
Salary increases	4.0%	4.0%

As the plan is unfunded, the total benefit obligation at the end of each fiscal year is recognized as a liability on the Consolidated Balance Sheet. Of the $44.8 million liability recognized as of January 28, 2012, $4.1 million is recorded in accrued expenses and $40.7 million is recorded in other liabilities.

The components of net periodic benefit costs for the plan were:

	2011	2010	2009
	(dollars in millions)
Components of pension expense:
Service cost	$0.8	$0.8	$0.6
Interest cost	1.8	1.8	2.5
Amortization of prior service cost	1.6	1.6	1.6
Amortization of actuarial loss	1.5	1.3	0.5
Amount recognized due to settlement	—	2.2	—

Total	$5.7	$7.7	$5.2

Assumptions:
Discount rate	4.50%	5.00%	6.50%
Salary increases	4.0%	4.0%	4.0%

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future benefit payments for the next five years and the aggregate amount for the following five years for this plan are:

(dollars in millions)
2012	$4.1
2013	4.1
2014	4.2
2015	4.3
2016	4.3
2017-2021	17.7

PLG Plan

The PLG Plan is a noncontributory defined benefit pension plan, which no longer accrues future benefits, that covers certain eligible PLG associates. Prior to the freezing of the plan, eligible PLG associates accrued pension benefits at a fixed unit rate based on the associate’s service and compensation.

Included in AOCI are the following pre-tax amounts that have not yet been recognized in net periodic pension cost:

(dollars in millions)
Amount at January 31, 2010	$20.6
Amortization recognized	(1.1)
New amounts recognized	16.9

Amount at January 29, 2011	$36.4

The following tables present information about benefit obligations, plan assets, annual expense, assumptions and other information about PLG’s defined benefit pension plan:

	2011	2010
	(dollars in millions)
Change in projected benefit obligation:
Obligation at prior measurement date	$85.5	$78.4
Interest cost	4.8	4.6
Actuarial loss	13.4	5.5
Benefits paid	(3.3)	(3.0)

Obligation at end of year	$100.4	$85.5

Assumptions:
Discount rate	4.70%	5.75%
Salary increases	n/a	n/a

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the change in plan assets:

	2011	2010
	(dollars in millions)
Fair value of plan assets at prior measurement date	$69.4	$61.9
Actual return on plan assets	1.9	8.9
Employer contributions	0.4	1.6
Benefits paid	(3.3)	(3.0)

Fair value of plan assets at end of year	$68.4	$69.4

Underfunded status at end of year	$(32.0)	$(16.1)

The $32.0 million and $16.1 million liabilities recognized as of January 28, 2012 and January 29, 2011, respectively, are included in other long-term liabilities on the Consolidated Balance Sheet.

The components of net periodic benefit costs for the plan were:

	2011	2010	2009
	(dollars in millions)
Interest cost	$4.8	$4.6	$4.5
Expected return on assets	(5.4)	(5.0)	(3.6)
Amortization of actuarial loss	1.1	1.3	1.8

Net periodic benefit cost	$0.5	$0.9	$2.7

Assumptions:
Discount rate	5.75%	5.90%	6.25%
Expected long-term return on plan assets	8.00%	8.25%	8.25%
Salary increases	n/a	n/a	n/a

Both the accumulated and projected benefit obligations as of January 28, 2012 and January 29, 2011 were $100.4 million and $85.5 million, respectively.

The Company expects $2.6 million of pre-tax net loss included in AOCI to be recognized in net periodic benefit cost during fiscal year 2012.

In selecting the expected long-term rate of return on assets, the Company considers the average rate of earnings expected on the funds invested or to be invested to provide for the benefits of this plan. This includes considering the plan’s asset allocation and the expected returns likely to be earned over the life of the plan. This basis is consistent with the prior year. The calculation of pension expense is dependent on the determination of the assumptions used. A 100 basis point change in the discount rate and a 100 basis point change in the expected long-term return on assets would increase the Company’s annual pension expense by $1.0 million and $0.7 million, respectively. As the result of stopping the accrual of future benefits, a salary growth assumption is no longer applicable.

The long term annualized time-weighted rate of return is calculated on the basis of a three year rolling average using market values and is expected to be at least 1% higher than the composite benchmark for the plan. Investment managers are evaluated semi-annually against commonly accepted benchmarks to ensure adherence to the stated strategy and that the risk posture assumed is commensurate with the given investment style and objectives.

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

•	To control the long-term costs of the plan by maximizing return on the assets subject to meeting the objectives above.

The plan’s target allocation per the investment policy and weighted average asset allocations by asset category are:

	Target Allocation	2011	2010
Domestic equity securities	48% - 58%	52%	54%
International equity securities	10% - 14%	11%	12%
Domestic fixed income securities	32% - 38%	35%	32%
Cash	0% - 5%	2%	2%

		100%	100%

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the PLG pension plan assets that the Company measures at fair value on a recurring basis. The Company has classified these financial assets in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
	Quoted Prices in Active Markets (Level 1)	Significant Observable Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(dollars in millions)
As of January 28, 2012:
Domestic equity securities	$3.6	$32.1	$—	$35.7
International equity securities	7.7	—	—	7.7
Domestic fixed income securities	23.7	—	—	23.7
Cash	1.3	—	—	1.3

Total	$36.3	$32.1	$—	$68.4

As of January 29, 2011:
Domestic equity securities	$3.5	$34.2	$—	$37.7
International equity securities	—	8.0	—	8.0
Domestic fixed income securities	22.2	—	—	22.2
Cash	1.5	—	—	1.5

Total	$27.2	$42.2	$—	$69.4

The Company contributed $0.4 million to this pension plan during the 2011 fiscal year and plans to make $4.0 million of contributions during the 2012 fiscal year. The Company’s future contributions will depend upon market conditions, interest rates and other factors and may vary significantly in future years based upon the plan’s funded status as of the 2012 measurement date.

Estimated future benefit payments for the next five years and the aggregate amount for the following five years for this plan are:

(dollars in millions)
2012	$3.6
2013	3.7
2014	3.9
2015	4.2
2016	4.4
2017-2021	25.8

Asia Plan

The Asia Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of employees in Asia. The plan is an unfunded, noncontributory plan. As the plan is unfunded, the total benefit obligation at the end of each fiscal year is recognized as a liability on the Consolidated Balance Sheet. Of the $5.0 million liability recognized as of January 28, 2012, $0.1 million is recorded in accrued expenses and $4.9 million is recorded in other liabilities. Of the $5.2 million liability recognized as of January 29, 2011, $0.1 million was recorded in accrued expenses and $5.1 million was recorded in other liabilities. The components of the funded status, the components of net periodic benefit costs and the estimated future benefit payments for the next five years for the Asia Plan were not significant for 2010 or 2011.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Defined Contribution Plans

The Company has two qualified profit sharing plans offered by Payless ShoeSource (“Payless Profit Sharing Plans”) that cover full-time associates who have worked for the Company for 60 days and have attained age 21 or part-time associates who have completed one full year of employment and have attained age 21. The Payless Profit Sharing Plans are defined contribution plans that provide for Company contributions at the discretion of the Board of Directors. Full-time associates are eligible for a Company matching contribution upon completion of 180 days of employment. Part-time associates must complete one full year of employment to be eligible for the Company match. The Payless Profit Sharing Plans provide that the Company has discretion to contribute up to 2.5% of its pre-tax earnings from continuing operations as defined by the Payless Profit Sharing Plans. Associate contributions up to 5% of their pay are eligible for the match. Associates may voluntarily contribute to the Payless Profit Sharing Plans on both a pre-tax and after-tax basis. Total profit sharing contributions made for the Plans for the 2011, 2010 and 2009 plan years were $0.9 million, $3.6 million and $2.6 million, respectively.

PLG also provides a qualified safe harbor defined contribution plan (“401(k) Plan”) for its associates. This qualified defined contribution plan enables eligible associates to defer a portion of their salary to be held by the trustees of the plan and invested as self-directed by associates. Associates are eligible to join the 401(k) Plan on the first of the month following the completion of six months of employment and the attainment of age 21. The matching contribution is 100% on the first 3% of salary deferred and 50% on the next 3% of salary deferred. Matching contributions are made on a regular basis as salary is deferred and are not subject to a true-up at the end of the year. Total profit sharing contributions for this plan for 2011, 2010 and 2009 plan years were $2.1 million, $1.9 million and $2.6 million, respectively.

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options

Transactions for stock options for fiscal year 2011 as well as information about stock options outstanding, vested or expected to vest, and exercisable at January 28, 2012 were as follows:

	52 Weeks Ended January 28, 2012		As of January 28, 2012
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(units in thousands)		(in years)	(in millions)
Outstanding at beginning of period	1,461	$19
Granted	—	—
Exercised	(81)	17
Forfeited or expired	(220)	20

Outstanding at end of period	1,160	19	1	$—
Vested and expected to vest at end of period	1,160	19	1	$—
Exercisable at end of period	1,160	19	1	$—

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.

The total intrinsic value of options exercised during 2011, 2010 and 2009 was $0.4 million, $3.0 million and $2.3 million, respectively. The cash received from option exercises for 2011, 2010 and 2009 was $1.3 million, $10.1 million and $7.2 million, respectively, and excludes the cash received from the Company’s employee stock purchase and deferred compensation plans. There was not a significant tax benefit realized for the deductions from options exercised during 2011, 2010 or 2009. The Company did not grant any stock options in 2011, 2010 or 2009.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-settled SARs

During 2011, the Company granted 226 thousand maximum share equivalents in the form of 407 thousand stock-settled SARs under the 2006 Stock Incentive Plan. Of this amount, 213 thousand stock-settled SARs are subject to a three-year graded vesting schedule, 54 thousand stock-settled SARs are subject to a three-year cliff vesting schedule and 140 thousand stock-settled SARs are subject to a performance condition and a three-year graded vesting schedule. For the stock-settled SARS that are subject to performance condition and a three-year graded vesting schedule, the performance grants vest only if the performance condition is met. As of January 28, 2012, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.

Upon exercise of a stock-settled SAR, employees will receive a number of shares of common stock equal in value to the appreciation in the fair market value of the underlying common stock from the grant date to the exercise date of the stock-settled SAR. All of the stock-settled SARs issued by the Company since 2010 contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted to 125% of the fair market value of the underlying common stock on the grant date of the stock-settled SAR. As a result of the appreciation cap, a maximum of 5/9 of a share of common stock may be issued for each stock-settled SAR granted. Prior to 2010, the appreciation cap was 200%, a maximum of 2/3 of a share of common stock for each stock-settled SAR granted.

Transactions for stock–settled SARs for fiscal year 2011 and information about stock-settled SARs outstanding, stock-settled SARs vested or expected to vest and stock-settled SARs exercisable at January 28, 2012 were as follows:

			As of January 28, 2012
	Stock-Settled SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(units in thousands)		(in years)	(in millions)
Outstanding at beginning of period	5,513	$18
Granted	408	17
Exercised	(628)	12
Forfeited or expired	(433)	22

Outstanding at end of period[1]	4,860	19	3	$6.4
Vested and expected to vest at end of period	4,821	19	3	$6.3
Exercisable at end of period	3,580	20	3	$3.6

[1]

The 4,860 thousand stock-settled SARs outstanding at the end of the period could be settled for a maximum of 3,127 thousand shares based upon the maximum appreciation cap in place at the time of grant. Included in the stock-settled SARs outstanding at the end of the period are 133 thousand performance shares that will be forfeited due to the 2011 performance criteria not being met.

The aggregate intrinsic value was calculated using the difference between the current market price and the grant price for only those awards that have a grant price that is less than the current market price.

The total intrinsic value of stock-settled SARs exercised during 2011, 2010 and 2009 was $2.0 million, $0.6 million and $0.1 million, respectively. There was no significant tax benefit realized for the deductions from stock-settled SARs exercised during 2011, 2010 and 2009. The weighted average fair value of units granted per unit for 2011, 2010 and 2009 were $8, $8 and $5, respectively.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nonvested Shares and Share Units

During 2011, the Company granted 404 thousand nonvested shares under the 2006 Stock Incentive Plan. The Company granted 171 thousand shares subject to a three-year cliff vesting schedule, 133 thousand nonvested shares that are subject to a performance condition and a three-year graded vesting schedule, 100 thousand nonvested shares that are subject to a performance condition and a three-year cliff vesting schedule. For the nonvested shares that are subject to performance condition, the performance grant vests only if the performance condition is met. As of January 28, 2012, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.

During 2011, the Company granted 8 thousand phantom nonvested shares. Each phantom nonvested share is worth the cash value of one share of common stock. The Company granted six thousand phantom nonvested shares that are subject to a performance condition and a three-year cliff vesting schedule, one thousand phantom nonvested shares that are subject to a three-year cliff vesting schedule and one thousand phantom nonvested shares that are subject to a performance condition and a three-year graded vesting schedule. For the phantom nonvested shares that are subject to performance condition, the performance grant vests only if the performance condition is met. As of January 28, 2012, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.

During 2011, the Company granted 63 thousand nonvested shares under the Director Plan. Pursuant to the provisions of the Director Plan, certain Directors elected to defer this compensation into 38 thousand share units that will be issued as common stock subsequent to the Directors’ resignation from the Board. The nonvested shares and share units granted under the Director Plan will vest on May 26, 2012. Deferral does not affect vesting. Deferred share units are excluded from the summary table of nonvested shares.

Excluding deferred shares under the Director Plan, transactions for nonvested shares and share units for the fiscal year 2011 were as follows:

	52 Weeks Ended January 28, 2012
	Nonvested Shares and Share Units	Weighted Average Grant Date Fair Value
	(shares in thousands)
Nonvested at beginning of period	865	$17
Granted	437	19
Vested	(467)	16
Forfeited or expired	(163)	19

Nonvested at end of period	672	19

The weighted average grant date fair value of nonvested shares granted in 2011, 2010 and 2009 was $19, $20 and $11, respectively. Included in the 671 thousand shares and share units are the 25 thousand nonvested, non-deferred shares under the Director Plan and the 8 thousand phantom nonvested shares that will be settled in cash.

Cash-settled SARs

During 2011, the Company did not issue cash-settled SARs.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions for cash-settled SARs for the fiscal year 2011 were as follows:

	52 Weeks Ended January 28, 2012
	Cash-Settled SARs	Weighted Average Grant Price
	(shares in thousands)
Outstanding at beginning of period	145	$21
Granted	—	—
Vested	(1)	12
Forfeited or expired	(20)	16

Outstanding at end of period	124	21
Exercisable or convertible at end of period	107	22

The Company did not grant cash-settled SARs in 2011. The weighted average fair value per unit granted for 2010 and 2009 was $8 and $5, respectively. Cash-settled SARs are liability awards and the fair value and expense recognized for all awards is updated each reporting period.

Fair Value

The Company uses a binomial model to determine the fair value of its share-based awards. The binomial model considers a range of assumptions relative to volatility, risk-free interest rates and employee exercise behavior. The Company believes the binomial model provides a fair value that is representative of actual and future experience.

The fair value of stock-settled SARs granted was calculated using the following assumptions:

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Risk-free interest rate	1.5%	1.9%	1.7%
Expected dividend yield	—%	—%	—%
Expected appreciation vehicle life (in years)	4	4	4
Weighted-average expected volatility	62%	60%	58%

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

The total fair value of shares granted during 2011, 2010 and 2009 was $10.8 million, $9.6 million and $2.3 million, respectively.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation Expense

Total share-based compensation expense is summarized as follows:

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in millions)
Cost of sales	$3.2	$4.1	$4.1
Selling, general and administrative expenses	9.5	12.5	12.3

Share-based compensation expense before income taxes	$12.7	$16.6	$16.4

No amount of share-based compensation has been capitalized. As of January 28, 2012, the Company had unrecognized compensation expense related to nonvested awards of approximately $6.7 million, which is expected to be recognized over a weighted average period of 0.8 years.

Note 11 — Income Taxes

Earnings (loss) before income taxes and noncontrolling interest include the following components:

	2011	2010	2009
	(dollars in millions)
Domestic	$(172.1)	$26.2	$2.1
Foreign	106.3	113.8	95.5

Total	$(65.8)	$140.0	$97.6

The provision for income taxes consisted of the following:

	2011	2010	2009
	(dollars in millions)
Federal	$(11.8)	$0.6	$1.2
State and local	0.9	1.6	0.3
Foreign	13.9	11.0	4.1

Current tax provision	3.0	13.2	5.6

Federal	58.8	3.8	3.3
State and local	21.6	(0.3)	0.1
Foreign	0.6	0.7	0.4

Deferred tax provision	81.0	4.2	3.8

Total provision	$84.0	$17.4	$9.4

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the statutory federal income tax rate and the effective income tax rate as applied to continuing operations was as follows:

	2011		2010		2009
	(dollars in millions)
Statutory federal income tax rate	35.0%	$(23.0)	35.0%	$49.0	35.0%	$34.2
State and local income taxes, net of federal tax benefit	7.8	(5.2)	0.9	1.3	0.5	0.4
Federal domestic valuation allowance	(162.3)	106.8	—	—	—	—
State valuation allowance	(42.0)	27.7	—	—	—	—
Rate differential on foreign earnings, net of valuation allowance	18.0	(11.8)	(17.8)	(24.9)	(20.2)	(19.7)
Decrease in tax reserves	10.6	(7.0)	(3.8)	(5.3)	(5.4)	(5.3)
Federal employment tax credits	3.2	(2.1)	(1.1)	(1.6)	(1.6)	(1.5)
Other, net	2.0	(1.4)	(0.8)	(1.1)	1.3	1.3

Effective income tax rate	(127.7)%	84.0	12.4%	$17.4	9.6%	$9.4

The Company’s effective tax rates have differed from the U.S. statutory rate principally due to the impact of its operations conducted in jurisdictions with rates lower than the U.S. statutory rate, the benefit of jurisdictional and employment tax credits, and either favorable or unfavorable discrete events. The Company has recorded net unfavorable discrete events of $75.8 million in 2011, and net favorable discrete events of $7.8 million and $7.9 million in 2010 and 2009, respectively. The discrete events in 2009 and 2010 relate primarily to the resolution of outstanding tax audits, and the unfavorable discrete events in 2011 relate primarily to the establishment of a valuation allowance against domestic deferred tax assets.

The rate differential on foreign earnings, net of valuation allowance, arises primarily from the Company’s offshore entities in Asia (China, Hong Kong, Taiwan, and Vietnam) which source the majority of the Company’s product and are subject to substantially lower local country income taxes. The Company’s weighted average foreign effective tax rate for fiscal years 2011, 2010 and 2009 was 14.8%, 9.2% and 11.8%, respectively. The weighted average foreign effective tax rate is higher for 2011 due to payment of an audit settlement in Asia for years 2002 to 2009. Similarly, the rate differential on foreign earnings is lower than prior years due to the Asian audit settlement as well as US deferred taxes provided on certain foreign earnings which are not permanently reinvested.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

	2011	2010	2009
	(dollars in millions)
Gross unrecognized tax benefits at beginning of year	52.1	58.3	55.0
Increases in tax positions for prior years	0.4	1.4	0.2
Decreases in tax positions for prior years	—	—	—
Increases in tax positions for current year	0.4	0.6	7.9
Settlements	(0.2)	(6.5)	(3.4)
Lapse in statute of limitations	(20.9)	(1.7)	(1.4)

Gross unrecognized tax benefits at end of year	$31.8	$52.1	$58.3

The portions of the unrecognized tax benefits as of January 28, 2012, January 29, 2011 and January 30, 2010 which will favorably impact the effective tax rate if recognized are $19.1 million, $22.2 million and $34.6 million, respectively.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net amount of interest and penalties related to unrecognized tax benefits included in the provision for income taxes in the Consolidated Statements of (Loss) Earnings was a benefit of $4.3 million and $1.8 million in 2011 and 2010, respectively and an expense of $1.1 million in 2009. Accrued interest and penalties as of January 28, 2012, January 29, 2011 and January 30, 2010 were $3.0 million, $7.3 million, and $9.1 million, respectively. The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through 2007. The Company has certain state and foreign income tax returns in the process of examination or administrative appeal.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at January 28, 2012 will decrease by up to $2.3 million within the next 12 months due to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in various taxing jurisdictions. To the extent that these tax benefits are recognized, the effective tax rate will be favorably impacted by up to $1.5 million.

Major components of deferred tax assets (liabilities) were as follows:

	2011	2010
	(dollars in millions)
Deferred Tax Assets:
Accrued expenses and reserves	$103.4	$93.9
Tax net operating losses and tax credits	111.2	69.0
Other	8.9	11.1

Gross deferred tax assets	223.5	174.0
Less: valuation allowance	(155.0)	(15.4)

Deferred tax assets	$68.5	$158.6

Deferred Tax Liabilities:
Short term assets basis differences	$—	$(5.5)
Depreciation/amortization and basis differences	(152.5)	(164.5)
Other	(21.4)	(13.2)

Deferred Tax Liabilities	(173.9)	(183.2)

Net deferred tax liability	$(105.4)	$(24.6)

The deferred tax assets and (liabilities) are included on the Consolidated Balance Sheets as follows:

	2011	2010
	(dollars in millions)
Current deferred income tax assets	$7.2	$30.7
Current deferred income tax liability	(0.9)	—
Deferred income tax assets (noncurrent)	10.7	10.1
Deferred income tax liability (noncurrent)	(122.4)	(65.4)

	$(105.4)	$(24.6)

The Company provides a valuation allowance against net deferred tax assets if, based on operating results and other objectively verifiable evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s current year results generated a three year cumulative pre-tax loss in its domestic jurisdiction. The cumulative loss resulted in the Company recording a non-cash valuation allowance on domestic deferred tax assets of $105.7 million during the third quarter, and $33.1 million in the fourth quarter, as realization of the deferred tax assets was not more likely than not. Of the $138.8 million increase in domestic valuation allowance during 2011, $80.8 million relates to assets established in a prior year, and $58.0 million relates to deferred tax assets established in the current year. The Company’s total valuation allowance at January 28, 2012 is $155.0 million comprised of the domestic valuation allowance of $149.0 million and a foreign valuation allowance of $6.0 million relating primarily to net operating losses in countries where a pattern of profitability has not yet been established. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or utilizing other deferred tax assets in the future. If the valuation allowance on deferred tax assets is reversed in the future, the benefit will likely be recorded in the Consolidated Statement of (Loss) Earnings, except for $23.1 million related to AOCI, which will be credited to Collective Brands, Inc. shareowners’ equity.

During 2011, the Company recorded a deferred income tax provision of $81.0 million in the Consolidated Statements of (Loss) Earnings. The Company recorded an increase to deferred tax assets of $0.3 million related to items within AOCI. The remaining change in its net deferred tax liabilities relates to foreign currency translation.

At January 28, 2012, deferred tax assets for federal, state and foreign net operating loss carryforwards are $48.8 million, less a valuation allowance of $44.0 million. These net operating loss carryforwards will expire as follows:

	Expiration	Amount	Valuation Allowance
	(dollars in millions)
Federal net operating losses	2031	$30.2	$(30.2)
State net operating losses	2012-2016	0.7	(0.7)
State net operating losses	2017-2021	1.8	(1.8)
State net operating losses	2022-2026	3.2	(3.2)
State net operating losses	2027-2031	3.3	(3.3)
Foreign net operating losses	Indefinite	5.0	(4.8)
Foreign net operating losses	2020	0.2	—
Foreign net operating losses	2029-2031	4.4	—

Total		$48.8	$(44.0)

At January 28, 2012, deferred tax assets for federal, state and foreign tax credits are $59.4 million, less a valuation allowance of $58.2 million. These credits will expire as follows:

	Expiration	Amount	Valuation Allowance
	(dollars in millions)
Federal foreign tax credit carryforwards	2018-2021	$29.5	$(29.5)
Federal general business credit carryforwards	2028-2031	11.6	(11.6)
State income tax credit carryforwards	2012-2016	2.1	(2.1)
State income tax credit carryforwards	2017-2021	3.5	(3.5)
State income tax credit carryforwards	2012-2028	4.1	(4.1)
State income tax credit carryforwards	Indefinite	6.5	(6.5)
Puerto Rico alternative minimum tax credit carryforward	Indefinite	2.1	(0.9)

Total		$59.4	$(58.2)

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has a deferred tax asset relating to a federal capital loss carryforward of $1.7 million, expiring in 2012, and a charitable contributions carryforward of $1.3 million, expiring in 2016, which have been fully reserved with a valuation allowance.

As of January 28, 2012, the Company has not provided US tax on its cumulative undistributed earnings of foreign subsidiaries of approximately $244 million, because it is the Company’s intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and the calculation is not practicable. If earnings were distributed, the Company would be subject to US taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes already paid would be available to reduce or offset the US tax liability.

Note 12 — Earnings Per Share

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

Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share include the effect of conversions of stock options and stock-settled stock appreciation rights. Earnings per share has been computed as follows:

	52 Weeks Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(dollars in millions, except per share amounts; shares in thousands)
Net (loss) earnings attributable to Collective Brands, Inc. from continuing operations	$(160.2)	$112.8	$82.6
Less: net earnings allocated to participating securities(1)	—	1.8	1.1

Net (loss) earnings available to common shareholders from continuing operations	$(160.2)	$111.0	$81.5

Weighted average shares outstanding — basic	60,230	62,579	63,127
Net effect of dilutive stock options	—	154	139
Net effect of dilutive SARs	—	606	227

Weighted average shares outstanding — diluted	60,230	63,339	63,493

Basic (loss) earnings per share attributable to common shareholders from continuing operations	$(2.66)	$1.77	$1.29
Diluted (loss) earnings per share attributable to common shareholders from continuing operations	$(2.66)	$1.75	$1.28

(1)

Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding. Net losses are not allocated to participating securities.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All of the Company’s stock options and stock settled SARs outstanding were excluded from the calculation of diluted earnings per share for the 52 weeks ended January 28, 2012 as their effects were antidilutive. The Company excluded approximately 3.8 million and 4.8 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the fifty-two weeks ended January 29, 2011 and January 30, 2010, respectively, as their effects were antidilutive.

Note 13 — Accrued Expenses and Other Liabilities

Major components of accrued expenses included:

	2011	2010
	(dollars in millions)
Profit sharing, bonus and salaries	$47.3	$76.0
Sales, use and other taxes	27.3	30.3
Accrued construction in process	9.0	8.4
Worker’s compensation and general liability insurance reserves	8.3	9.8
Accrued interest	6.8	10.8
Accrued occupancy	6.3	6.9
Accrued excess property	5.8	0.1
Straight-line rent	5.6	5.8
Accrued income taxes	4.6	5.1
Current portion of pension plan	4.2	4.9
Accrued advertising	4.0	4.4
Accrued royalty	3.4	4.0
Other accrued expenses	14.4	17.9

Total	$147.0	$184.4

Major components of other liabilities included:

	2011	2010
	(dollars in millions)
Pension plans	$77.6	$58.9
Straight-line rent	29.0	30.1
Worker’s compensation and general liability insurance reserves	20.9	19.0
Noncurrent income taxes	20.0	44.7
Deferred tenant improvement allowances, net	18.9	23.5
Deferred compensation	15.6	15.8
Asset retirement obligation	7.1	7.9
Long-term compensation	7.4	5.1
Other liabilities	6.3	7.4

Total	$202.8	$212.4

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Lease Obligations

Rental expense for the Company’s operating leases consisted of:

	2011	2010	2009
	(dollars in millions)
Minimum rentals	$327.9	$314.4	$313.5
Contingent rentals based on sales	8.7	7.8	7.4

Real property rentals	336.6	322.2	320.9
Equipment rentals	0.1	4.4	4.7

Total	$336.7	$326.6	$325.6

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

Future minimum lease payments under capital leases and non-cancelable operating lease obligations as of January 28, 2012, were as follows:

	Capital Leases	Operating Leases	Total
	(dollars in millions)
2012	$0.1	$252.1	$252.2
2013	0.1	206.9	207.0
2014	0.1	157.7	157.8
2015	0.1	115.3	115.4
2016	0.1	89.4	89.5
2017 and thereafter	0.9	196.7	197.5

Minimum lease payments	$1.4	$1,018.1	$1,019.4

Less: imputed interest component	0.5

Present value of net minimum lease payments of which $0.1 million is included in current liabilities	$0.9

At January 28, 2012, the total amount of minimum rentals to be received in the future under non-cancelable subleases was $1.5 million.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Common Stock Repurchases

The Company has repurchased the following:

	2011		2010		2009
	Dollars	Shares	Dollars	Shares	Dollars	Shares
	(dollars in millions, shares in thousands)
Stock repurchase program	$14.9	993	$59.8	3,626	$6.0	274
Employee stock purchase, deferred compensation and stock incentive plans	3.8	212	4.1	208	1.6	115

	$18.7	1,205	$63.9	3,834	$7.6	389

As of January 28, 2012, the Company had approximately $124 million of remaining common stock repurchase authorization from its Board of Directors. Under the terms of the Company’s Senior Subordinated Notes, Term Loan Facility and Revolving Loan Facility, the Company is restricted on the amount of common stock it may repurchase. This limit may increase or decrease on a quarterly basis based upon the Company’s net earnings.

Note 16 — Segment Reporting

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

Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. The total costs and fees amounted to $37.4 million, $39.3 million and $36.0 million during 2011, 2010 and 2009, respectively.

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. Information on the segments is as follows:

	Payless Domestic	Payless International	PLG Wholesale	PLG Retail	Consolidated
	(dollars in millions)
Fiscal year ended January 28, 2012:
Net sales	$1,972.9	$469.6	$778.6	$240.6	$3,461.7
Operating (loss) profit	(96.0)	32.6	43.9	(7.3)	(26.8)
Interest expense	38.9	—	—	—	38.9
Interest income	(0.2)	(0.2)	—	—	(0.4)
Loss on early extinguishment of debt	0.5	—	—	—	0.5

Net (loss) earnings before taxes	$(135.2)	$32.8	$43.9	$(7.3)	$(65.8)
Depreciation and amortization	$94.1	$15.9	$16.1	$5.6	$131.7
Total assets	$834.6	$232.3	$912.0	$68.3	$2,047.2
Additions to long-lived assets	$66.4	$15.0	$2.4	$15.1	$98.9
Fiscal year ended January 29, 2011:
Net sales	$2,059.3	$460.3	$628.4	$227.7	$3,375.7
Operating profit (loss)	75.2	55.6	61.7	(2.8)	189.7
Interest expense	48.6	0.1	—	—	48.7
Interest income	(0.5)	(0.2)	—	—	(0.7)
Loss on early extinguishment of debt	1.7	—	—	—	1.7

Net earnings (loss) before taxes	$25.4	$55.7	$61.7	$(2.8)	$140.0
Depreciation and amortization	$97.9	$16.8	$17.1	$6.4	$138.2
Total assets	$1,039.3	$258.4	$905.3	$65.5	$2,268.5
Additions to long-lived assets	$73.3	$11.7	$6.6	$6.0	$97.6
Fiscal year ended January 30, 2010:
Net sales	$2,153.2	$422.4	$513.9	$218.4	$3,307.9
Operating profit (loss) from continuing operations	98.1	34.1	30.0	(3.7)	158.5
Interest expense	60.7	0.1	—	—	60.8
Interest income	(1.0)	(0.1)	—	—	(1.1)
Loss on early extinguishment of debt	1.2	—	—	—	1.2

Net earnings (loss) from continuing operations before taxes	$37.2	$34.1	$30.0	$(3.7)	$97.6
Depreciation and amortization	$98.4	$17.4	$21.7	$5.7	$143.2
Total assets	$1,151.1	$201.5	$866.3	$65.4	$2,284.3
Additions to long-lived assets	$66.6	$17.5	$4.1	$3.6	$91.8

The following is a summary of net sales by geographical area:

	2011	2010	2009
	(dollars in millions)
Domestic	$2,836.1	$2,785.9	$2,781.8
International	625.6	589.8	526.1

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of long-lived assets by geographical area:

	2011	2010	2009
	(dollars in millions)
Domestic	$302.3	$363.4	$396.7
International	67.1	68.9	67.5

Note 17 — Commitments and Contingencies

As of January 28, 2012, the Company has $80.9 million of royalty obligations consisting of minimum royalty payments for the purchase of branded merchandise, $84.4 million of future estimated pension obligations related to the Company’s pension plans, $19.2 million of service agreement obligations relating to minimum payments for services that the Company cannot avoid without penalty and $21.2 million of employment agreement obligations related to minimum payments to certain of the Company’s executives.

There are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations or cash flows.

Note 18 — Environmental Liability

The Company owns a property with a related environmental liability. The liability as of January 28, 2012 was $0.5 million, $0.1 million of which was included as an accrued expense and $0.4 million of which was included in other long-term liabilities in the accompanying Consolidated Balance Sheet. The assessment of the liability and the associated cost were based upon available information after consultation with environmental engineers, consultants and attorneys assisting the Company in addressing these environmental issues. The Company estimates the total cost related to this environmental liability to be $6.3 million, including $5.8 million of costs that have already been paid. Actual costs to address the environmental conditions may change based upon further investigations, the conclusions of regulatory authorities about information gathered in those investigations and due to the inherent uncertainties involved in estimating conditions in the environment and the costs of addressing such conditions.

Note 19 — Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company does not believe ASU 2011-04 will have a significant impact on its Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 require companies to display adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income in both net income and OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not believe ASU 2011-05 will have a significant impact on its Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011;

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, early adoption is permitted. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. The Company does not believe ASU 2011-08 will have a significant impact on its Consolidated Financial Statements.

Note 20 — Related Party Transactions

The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions at the end of 2011 and 2010 were $10.7 million and $12.7 million, respectively. There were no borrowings from the Company’s Latin American partners as of the end of 2011 and 2010.

Note 21 — Shareholder Protection Rights Plan

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

Note 22 — Subsidiary Guarantors of Senior Notes — Consolidating Financial Information

The Company has issued Notes guaranteed by certain of its subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect 100% owned domestic subsidiaries of the Company. The guarantees are full and unconditional and joint and several.

The following supplemental financial information sets forth, on a consolidating basis, the Condensed Statements of (Loss) Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s non-guarantor subsidiaries (the “Non-guarantor Subsidiaries”) and total consolidated Collective Brands, Inc. and subsidiaries for the 52 week periods ended January 28, 2012, January 29, 2011, and January 30, 2010, Condensed Balance Sheets as of January 28, 2012, and January 29, 2011 and the Condensed Statements of Cash Flows for the 52 week periods ended January 28, 2012, January 29, 2011, and January 30, 2010. With the exception of operations in the Central and South American Regions in which the Company has a 60% ownership interest, the Non-guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Guarantor Subsidiaries. The equity investment for each subsidiary is recorded by its parent in Other Assets.

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) EARNINGS

	52 Weeks Ended January 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(dollars in millions)
Net sales	$—	$2,907.1	$1,522.4	$(967.8)	$3,461.7
Cost of sales	—	2,123.2	1,244.6	(935.6)	2,432.2

Gross margin	—	783.9	277.8	(32.2)	1,029.5
Selling, general and administrative expenses	4.0	902.3	172.2	(32.2)	1,046.3
Impairment of goodwill	—	10.0	—	—	10.0

Operating (loss) profit	(4.0)	(128.4)	105.6	—	(26.8)
Interest expense	49.9	25.5	0.5	(37.0)	38.9
Interest income	—	(36.2)	(1.2)	37.0	(0.4)
Loss on early extinguishment of debt	0.5	—	—	—	0.5
Equity in earnings of subsidiaries	105.8	(81.4)	—	(24.4)	—

(Loss) earnings before income taxes	(160.2)	(36.3)	106.3	24.4	(65.8)
Provision for income taxes	—	69.5	14.5	—	84.0

Net (loss) earnings	(160.2)	(105.8)	91.8	24.4	(149.8)
Net earnings attributable to noncontrolling interests	—	—	(10.4)	—	(10.4)

Net (loss) earnings attributable to Collective Brands, Inc.	$(160.2)	$(105.8)	$81.4	$24.4	$(160.2)

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) EARNINGS

	52 Weeks Ended January 29, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(dollars in millions)
Net sales	$—	$2,950.8	$1,440.6	$(1,015.7)	$3,375.7
Cost of sales	—	2,015.6	1,073.7	(914.8)	2,174.5

Gross margin	—	935.2	366.9	(100.9)	1,201.2
Selling, general and administrative expenses	4.1	855.8	252.5	(100.9)	1,011.5
Restructuring charges	—	—	—	—	—

Operating (loss) profit	(4.1)	79.4	114.4	—	189.7
Interest expense	45.3	33.4	0.1	(30.1)	48.7
Interest income	—	(30.7)	(0.1)	30.1	(0.7)
Loss on early extinguishment of debt	—	1.7	—	—	1.7
Equity in earnings of subsidiaries	(144.7)	(92.6)	—	237.3	—

Earnings before income taxes	95.3	167.6	114.4	(237.3)	140.0
(Benefit) provision for income taxes	(17.5)	22.9	12.0	—	17.4

Net earnings	112.8	144.7	102.4	(237.3)	122.6
Net earnings attributable to noncontrolling interests	—	—	(9.8)	—	(9.8)

Net earnings attributable to Collective Brands, Inc.	$112.8	$144.7	$92.6	$(237.3)	$112.8

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) EARNINGS

	52 Weeks Ended January 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(dollars in millions)
Net sales	$—	$2,917.0	$1,212.5	$(821.6)	$3,307.9
Cost of sales	—	2,022.8	864.4	(720.3)	2,166.9

Gross margin	—	894.2	348.1	(101.3)	1,141.0
Selling, general and administrative expenses	2.1	832.0	249.6	(101.3)	982.4
Restructuring charges	—	0.1	—	—	0.1

Operating (loss) profit from continuing operations	(2.1)	62.1	98.5	—	158.5
Interest expense	24.4	43.4	0.1	(7.1)	60.8
Interest income	—	(8.1)	(0.1)	7.1	(1.1)
Loss on early extinguishment of debt	1.0	0.2	—	—	1.2
Equity in earnings of subsidiaries	(100.1)	(88.4)	—	188.5	—

Earnings from continuing operations before income taxes	72.6	115.0	98.5	(188.5)	97.6
(Benefit) provision for income taxes	(10.1)	15.0	4.5	—	9.4

Net earnings from continuing operations	82.7	100.0	94.0	(188.5)	88.2
Loss from discontinued operations, net of income taxes	—	0.1	—	—	0.1

Net earnings	82.7	100.1	94.0	(188.5)	88.3
Net earnings attributable to noncontrolling interests	—	—	(5.6)	—	(5.6)

Net earnings attributable to Collective Brands, Inc.	$82.7	$100.1	$88.4	$(188.5)	$82.7

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of January 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(dollars in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$—	$46.3	$135.0	$—	$181.3
Accounts receivable, net	—	127.9	36.7	(18.6)	146.0
Inventories	—	434.0	124.1	5.3	563.4
Current deferred income taxes	—	—	7.2	—	7.2
Prepaid expenses	35.6	16.3	9.6	—	61.5
Other current assets	—	356.0	160.3	(494.5)	21.8

Total current assets	35.6	980.5	472.9	(507.8)	981.2
Property and equipment, net	—	302.3	67.1	—	369.4
Intangible assets, net	—	358.7	26.0	—	384.7
Goodwill	—	133.5	136.3	—	269.8
Deferred income taxes	—	—	10.7	—	10.7
Other assets	1,409.9	979.5	25.7	(2,383.7)	31.4

Total Assets	$1,445.5	$2,754.5	$738.7	$(2,891.5)	$2,047.2

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Accounts payable	—	147.8	158.8	(15.0)	291.6
Accrued expenses	209.7	384.4	46.5	(493.6)	147.0

Total current liabilities	209.7	537.3	205.3	(508.6)	443.7
Long-term debt	587.5	504.2	7.9	(494.8)	604.8
Deferred income taxes	—	121.3	1.1	—	122.4
Other liabilities	3.5	183.2	16.1	—	202.8
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	644.8	1,408.5	479.6	(1,888.1)	644.8
Noncontrolling interests	—	—	28.7	—	28.7

Total equity	644.8	1,408.5	508.3	(1,888.1)	673.5

Total Liabilities and Equity	$1,445.5	$2,754.5	$738.7	$(2,891.5)	$2,047.2

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

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	52 Weeks Ended January 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(dollars in millions)
Operating Activities:
Net (loss) earnings	$(160.2)	$(105.8)	$91.8	$24.4	$(149.8)
Adjustments for non-cash items included in net earnings	1.0	288.5	25.5	—	315.0
Changes in working capital	98.7	(105.9)	(87.6)	(7.5)	(102.3)
Other, net	127.4	(129.5)	1.8	(16.9)	(17.2)

Cash flow provided by (used in) operating activities	66.9	(52.7)	31.5	—	45.7

Investing Activities:
Capital expenditures	—	(74.8)	(24.1)	—	(98.9)
Intangible asset additions	—	(0.9)	(0.5)	—	(1.4)

Cash flow used in investing activities	—	(75.7)	(24.6)	—	(100.3)

Financing Activities:
Net repayment of debt or notes payable	(50.0)	54.1	(59.2)	—	(55.1)
Payment of deferred financing costs	—	(1.8)	—	—	(1.8)
Net purchases of common stock	(16.9)	—	—	—	(16.9)
Net distributions to noncontrolling interests	—	—	(13.2)	—	(13.2)

Cash flow (used in) provided by financing activities	(66.9)	52.3	(72.4)	—	(87.0)

Effect of exchange rate changes on cash	—	—	(1.2)	—	(1.2)

Decrease in cash and cash equivalents	—	(76.1)	(66.7)	—	(142.8)
Cash and cash equivalents, beginning of year	—	122.4	201.7	—	324.1

Cash and cash equivalents, end of year	$—	$46.3	$135.0	$—	$181.3

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	52 Weeks Ended January 29, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(dollars in millions)
Operating Activities:
Net earnings	$112.8	$144.7	$102.4	$(237.3)	$122.6
Adjustments for non-cash items included in net earnings	0.3	156.5	18.1	—	174.9
Changes in working capital	72.6	(159.3)	68.0	1.9	(16.8)
Other, net	(132.5)	(33.0)	(79.1)	235.4	(9.2)

Cash flow provided by operating activities	53.2	108.9	109.4	—	271.5

Investing Activities:
Capital expenditures	—	(82.2)	(15.4)	—	(97.6)

Cash flow used in investing activities	—	(82.2)	(15.4)	—	(97.6)

Financing Activities:
Net repayment of debt or notes payable	—	(184.1)	(1.1)	—	(185.2)
Net purchases of common stock	(53.2)	—	—	—	(53.2)
Net distributions to noncontrolling interests	—	—	(7.7)	—	(7.7)

Cash flow used in financing activities	(53.2)	(184.1)	(8.8)	—	(246.1)

Effect of exchange rate changes on cash	—	—	2.8	—	2.8

Increase in cash and cash equivalents	—	(157.4)	88.0	—	(69.4)
Cash and cash equivalents, beginning of year	—	279.8	113.7	—	393.5

Cash and cash equivalents, end of year	$—	$122.4	$201.7	$—	$324.1

COLLECTIVE BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	52 Weeks Ended January 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
	(dollars in millions)
Operating Activities:
Net earnings	$82.7	$100.1	$94.0	$(188.5)	$88.3
Loss from discontinued operations, net of income taxes	—	(0.1)	—	—	(0.1)
Adjustments for non-cash items included in net earnings	1.1	159.3	18.8	—	179.2
Changes in working capital	34.9	102.8	(43.0)	(30.1)	64.6
Other, net	(95.8)	(95.5)	(11.0)	177.9	(24.4)

Cash flow provided by operating activities	22.9	266.6	58.8	(40.7)	307.6

Investing Activities:
Capital expenditures	—	(66.3)	(17.7)	—	(84.0)
Proceeds from sale of property and equipment	—	2.8	—	—	2.8
Dividends received — related party	—	—	1.6	(1.6)	—
Issuance of intercompany debt	—	(19.0)	—	19.0	—
Other, net	—	(1.8)	(17.2)	—	(19.0)

Cash flow used in investing activities	—	(84.3)	(33.3)	17.4	(100.2)

Financing Activities:
Net repayment of debt or notes payable, including deferred financing costs	(23.5)	(42.6)	(9.8)	11.0	(64.9)
Net issuances of common stock	0.6	—	—	—	0.6
Net distributions to noncontrolling interests	—	—	(0.7)	—	(0.7)
Net distributions to parent	—	(1.6)	(10.7)	12.3	—

Cash flow used in financing activities	(22.9)	(44.2)	(21.2)	23.3	(65.0)

Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Increase (decrease) in cash and cash equivalents	—	138.1	6.1	—	144.2
Cash and cash equivalents, beginning of year	—	141.7	107.6	—	249.3

Cash and cash equivalents, end of year	$—	$279.8	$113.7	$—	$393.5

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K for fiscal 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective and designed to ensure that information required to be disclosed in periodic reports filed with the SEC is recorded, processed, summarized and reported within the time period specified. Our principal executive officer and principal financial officer also concluded that our controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to management including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm

Management’s annual report on internal control over financial reporting and the report of independent registered public accounting firm are incorporated by reference to pages 57 and 58 of Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to our directors and the nomination process is incorporated herein by reference to information included in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2012 under “Charters and Corporate Governance Principles — Selection of Directors” and “About Stockholder Proposals and Nominations for our 2013 Annual Meeting.”

a) Directors — The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2012, under the captions “Election of Directors — Directors and Nominees for Director” and “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

b) Executive Officers — Information regarding the Executive Officers of the Company is as set forth in Item 1 of this report under the caption “Executive Officers of the Company.” The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2012, under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

No member of the Compensation, Nominating and Governance Committee (Messrs. Markee, Ms. Magnum, Messrs. Wheeler and Weiss) has served as one of the Company’s officers or employees or had a relationship requiring disclosure under any paragraph of Item 404 of Regulation S-K. None of the Company’s executive officers named in the Summary Compensation Table (included in the Company’s proxy statement) serve as a member of the board of directors or as a member of a compensation committee of any other company that has an executive officer serving as a member of the Company’s Board or the Compensation, Nominating and Governance Committee.

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2012, under the captions “Board Compensation,” “Compensation, Nominating and Governance Committee,” “Compensation Committee Interlocks and Insider Participation,” “Compensation, Nominating and Governance Committee Report,” “Compensation, Discussion and Analysis,” “Summary Compensation Table,” “Fiscal 2011 Grants of Plan-Based Awards,” “Outstanding Equity Awards at the end of Fiscal 2011,” “Fiscal 2011 Options Exercises and Stock Vested,” “Pension Benefits for Fiscal 2011,” “Nonqualified Deferred Compensation for Fiscal 2011,” and “Potential Payments upon Termination or Change in Control” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2012, under the caption “Beneficial Stock Ownership of Directors, Nominees, Executive Officers and More Than Five Percent Owners” is incorporated herein by reference.

The following table summarizes information with respect to the Company’s equity compensation plans at January 28, 2012 (shares in thousands):

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Issued Upon Exercise)
Equity compensation plans approved by security holders(1)	4,568	(2)	$19.05	(3)	1,205	(4)
Equity compensation plans not approved by security holders(5)	639	(6)			—

Total	5,207				1,205	(4)

(1)	Consists of the Company’s 2006 Stock Incentive Plan (“2006 Plan”) and the Company’s Stock Plan for Non-Management Directors (“Director Plan.”)

(2)

Includes grants under the 2006 Plan of 743 thousand stock options and 4,860 thousand SARs which could be settled for a maximum of 3,127 thousand shares based upon the maximum appreciation cap in place at the time of grant. SARs outstanding includes 27 thousand performance-vested SARs granted at target, which could be settled for a maximum of 15 thousand shares, that will be forfeited due to the 2011 performance criteria not being met. Further included are 438 thousand shares of common stock subject to outstanding restricted stock awards; 197 thousand shares of stock subject to outstanding performance-vested restricted stock units, of which 106 thousand will be forfeited due to the 2011 performance criteria not being met; and 63 thousand shares of stock subject to outstanding Board of Director stock grants made under the Director Plan.

(3)	Represents the weighted-average exercise price of outstanding SARs and options and is calculated without taking into account the 698 thousand shares of common stock subject to unvested stock awards.

(4)

Includes up to 1,058 thousand shares that may be issued under the Company’s 2006 Plan; up to 147 thousand shares that can be issued under the Company’s Director Plan. The amount does not include up to 5,262 thousand shares that may be purchased under the Collective Brands Stock Ownership Plan and forfeited performance-vested shares as described in (2) above.

(5)

Consists of the Collective Brands Inc., Deferred Compensation Plan (the “CBI DCP”), the Collective Brands Inc. Deferred Compensation Plan for Non-Management Directors (the “Director DCP”), and stand-alone equity grants.

(6)

Represents 418 thousand attraction stock options granted to Mr. Rubel in July 2005 under the terms of his employment agreement; Director stock and cash retainers that were deferred into an aggregate of 181 thousand shares of stock under the Director DCP; and employee compensation that has been deferred into 40 thousand shares under the CBI DCP. The value of these deferred shares are based on the fair market value on the date of deferral and they do not have an exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2012 under the captions “Election of Directors — Directors and Nominees for Director,” “Charters and Corporate Governance Principles — Independence of Directors and Nominees for Director” and “Related Party Transactions” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accounting fees and services is incorporated herein by reference to the material under the heading “Principal Accounting Fees and Services” of the Company’s definitive proxy statement to be filed in connection with its Annual Meeting to be held on May 24, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements:

The following financial statements are set forth under Item 8 of this Annual Report on form 10-K:

(b) Financial Statements Schedules:

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of period	Charged to costs and expenses	Deductions(1)	Balance at end of period
	(dollars in millions)
Year ended January 28, 2012
Allowance for doubtful accounts	$4.0	$1.7	$(1.6)	$4.1
Deferred tax valuation allowance	15.4	139.6	—	155.0
Sales return reserve	3.6	51.5	(51.6)	3.5
Year ended January 29, 2011
Allowance for doubtful accounts	$4.2	$2.0	$(2.2)	$4.0
Deferred tax valuation allowance	11.4	4.0	—	15.4
Sales return reserve	3.3	49.2	(48.9)	3.6
Year ended January 30, 2010
Allowance for doubtful accounts	$3.8	$2.9	$(2.5)	$4.2
Deferred tax valuation allowance	8.1	3.3	—	11.4
Sales return reserve	3.0	45.1	(44.8)	3.3

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
4.1

Indenture, dated as of July 28, 2003, among Payless ShoeSource, Inc. and each of the Guarantors named therein and Wells-Fargo Bank Minnesota, National Association as Trustee, related to the 8.25% Senior Subordinated Notes Due 2013.(4)

4.2

Exchange and Registration Rights Agreement, Dated July 28, 2003, among Payless ShoeSource, Inc. and each of Guarantors named therein and Goldman Sachs & Co. as representative of the Several Purchasers.(4)

4.3

Stockholder Protection Rights Agreement, dated as of August 24, 2011 (the “Rights Agreement”), between Collective Brands, Inc. (the “Company”) and Computershare Trust Company, N.A., as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form Certificate of Designation and Terms of the Participating Preferred Stock of the Company.(5)

10.1	Sublease, dated as of April 2, 1996, by and between The May Department Stores Company and Payless ShoeSource, Inc.(5)
10.2	Payless ShoeSource, Inc. 1996 Stock Incentive Plan, as amended September 18, 2003.(6) ±
10.3	2006 Collective Brands, Inc. Stock Incentive Plan, as amended May 21, 2009* ±
10.4	Stock Plan for Non-Management Directors of Collective Brands, Inc., as amended August 17, 2007.(7) ±
10.5

Form of Employment Agreement between Collective Brands, Inc. (formerly Payless ShoeSource, Inc.), and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey & Betty Click.(8) ±

10.6

Form of Amendment to Employment Agreement between Collective Brands, Inc. and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey, Douglas G. Boessen and Betty Click.(13) ±

10.7	Collective Brands, Inc. Supplementary Retirement Account Plan, as amended and restated January 1, 2008.(7) ±
10.8	Employment Agreement between Collective Brands, Inc. and Douglas G. Boessen.(13) ±
10.9	Employment Agreement between LuAnn Via and Payless ShoeSource, Inc.(12) ±
10.10	Amendment 1 to Employment Agreement between Payless ShoeSource, Inc. and LuAnn Via dated December 19, 2008.(13) ±
10.11

Form of Change of Control Agreement between Collective Brands, Inc. (formerly Payless ShoeSource, Inc.) and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey and Betty Click.(9) ±

10.12	Form of Performance Share Unit Award Agreement. * ±
10.13	Form of Amendment to the Change of Control Agreement between Collective Brands, Inc. and certain of its executives including Darrel Pavelka, Douglas Treff, Michael Massey and Betty Click.(13) ±

Number	Description

10.14	Change of Control Agreement between Collective Brands, Inc. and Douglas G. Boessen effective December 30, 2008.(13) ±
10.15	Form of Directors’ Indemnification Agreement.(8)
10.16	Form of Officers’ Indemnification Agreement.(9) ±
10.17	Collective Brands, Inc. Deferred Compensation Plan for Non-Management Directors, as amended January 1, 2008.(14) ±
10.18	Collective Brands, Inc. Deferred Compensation Plan, as amended and restated January 1, 2008.(7) ±
10.19	Collective Brands, Inc. Incentive Compensation Plan as amended August 17, 2007.(7) ±
10.20

Second Amended and Restated Loan and Guaranty Agreement, dated August 16, 2011, among the Borrower, the guarantors party thereto, the Lenders party thereto and Wells Fargo Bank, National Association, as the Administrative Agent, Wells Fargo Capital Finance, LLC as Sole Lead Arranger and Sole Bookrunner, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Documentation Agent(17)

10.21	Amended and Restated Employment Agreement between Collective Brands, Inc. and Matthew E. Rubel accepted and agreed to December 19, 2008.(13) ±
10.22	Form of Restricted Stock Award Agreement.(14) ±
10.23	Form of Stock Settled Stock Appreciation Rights Award Agreement.(14) ±
10.24	2006 Collective Brands, Inc. Stock Incentive Plan, amended August 17, 2007.(7) ±
10.25

Term Loan Agreement, dated as of August 17, 2007 (the “Term Loan”), among Collective Brands Finance, Inc. as Borrower, and the Lenders party thereto and CitiCorp North America, Inc., as Administrative Agent and Collateral Agent.(12)

10.26	CEO Restricted Stock Award Agreement.(11) ±
10.27	Amended and Restated Change of Control Agreement between Collective Brands, Inc. and Matthew E. Rubel agreed and accepted December 19, 2008.(13) ±
10.28	Second Amendment to the Term Loan Agreement dated as of March 11, 2008.(7)
10.29	Stock Appreciation Award Modification Agreement between Matthew E. Rubel and Collective Brands, Inc., dated May 18, 2011.(18) ±
10.30	Waiver and Release Agreement with Matthew E. Rubel, dated June 15, 2011. .(15) ±
10.31	Collective Brands, Inc. Employee Stock Purchase Plan, as amended November 10, 2011*
10.32	Employment Agreement between The Stride Rite Corporation and Gregg Ribatt dated January 7, 2008(15)
10.33	Amendment 1 to Employment Agreement between The Stride Rite Corporation and Gregg Ribatt dated December 19, 2008(15)
10.34	Change of Control Agreement between Collective Brands, Inc. and Gregg Ribatt dated January 7, 2008(15)
10.35	Amendment 1 to the Change of Control Agreement between The Stride Rite Corporation and Gregg Ribatt dated December 19, 2008(15)
10.36	Employment Agreement between Collective Licensing International LLC and Bruce Pettet (15)

Number	Description

10.37	Amendment 1 to Employment Agreement between Collective Licensing International LLC and Bruce Pettet(15)
10.38	Change of Control Agreement between Collective Licensing International LLC and Bruce Pettet(15)
10.39	Amendment 1 to Change of Control Agreement between Collective Licensing International LLC and Bruce Pettet(15)
10.40	Amendment 2 to the Employment Agreement between Payless ShoeSource, Inc. and LuAnn Via dated November 22, 2011(16)
21.1	Subsidiaries of the Company.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Chief Executive Officer, President and Chairman of the Board.*
31.2	Certification Pursuant to Rules 13(a)-14(a) and 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, of the Division Senior Vice President, Chief Financial Officer and Treasurer.*
32.1	Certification Pursuant to 18 U.S.C. 1350 of the Chief Executive Officer and President.*
32.2	Certification Pursuant to 18 U.S.C. 1350 of the Division Senior Vice President, Chief Financial Officer and Treasurer.*
101.INS	XBRL Instance Document. ¥
101.SCH	XBRL Taxonomy Extension Schema Document. ¥
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. ¥
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ¥
101.LAB	XBRL Taxonomy Extension Label Linkbse Document. ¥
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. ¥

±	Indicates management contract or compensatory plan, contract or agreement.

*	Filed herewith.

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

1.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 3, 1998.

2.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on November 13, 2008.

3.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on August 17, 2007.

4.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q (File Number 1-14770) for the quarter ended August 2, 2003, filed with the SEC on September 12, 2003.

5.	Incorporated by reference from the Company’s Current report on Form 8-K (File Number 1014770) filed with the SEC on August 24, 2011.

6.	Incorporated by reference from the Company’s Registration Statement on Form 10 (File Number 1-11633) dated February 23, 1996, as amended through April 15, 1996.

7.	Incorporated by reference from the Company’s Registration Statement on Form S-4 (File Number 333-109388) filed with the SEC on October 2, 2003, as amended.

8.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 2, 2008, filed with the SEC on April 1, 2008.

9.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended February 1, 2003, filed with the SEC on April 18, 2003.

10.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended January 31, 2004, filed with the SEC on April 9, 2004.

11.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 4, 2007.

12.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on July 9, 2008.

13.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on December 23, 2008.

14.	Incorporated by reference from the Company’s Annual Report on Form 10-K (File Number 1-14770) for the year ended January 31, 2009, filed with the SEC on March 30, 2009.

15.	Incorporated by reference from the Company’s Current Report on Form 8-K (File Number 1-14770) filed with the SEC on June 15, 2011.

16.	Incorporated by reference from the Company’s Annual Report on Form 8-K (File Number 1-4770) filed with the SEC on November 23, 2011.

17.	Incorporated by reference from the Company’s Current report on Form 8-K (File Number 1-4770) filed with the SEC on August 17, 2011.

18.	Incorporated by reference from the Company’s Current report on Form 8-K (File Number 1-4770) filed with the SEC on May 18, 2011.

The Company will furnish to stockholders upon request, and without charge, a copy of the 2011 Annual Report and the 2012 Proxy Statement, portions of which are incorporated by reference in the Form 10-K. The Company will furnish any other Exhibit at cost.

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

COLLECTIVE BRANDS, INC.

Date: March 22, 2012	By:	/s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael J. Massey Chief Executive Officer and President (Principal Executive Officer)	Date: March 22, 2012	/s/ Douglas G. Boessen Division Senior Vice President - Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Date: March 22, 2012

/s/ Matthew A. Ouimet Director	Date: March 22, 2012	/s/ Daniel Boggan Jr. Director	Date: March 22, 2012

/s/ David Scott Olivet Director and Chairman of the Board	Date: March 22, 2012	/s/ Mylle H. Mangum Director	Date: March 22, 2012

/s/ Robert C. Wheeler Director	Date: March 22, 2012	/s/ John F. McGovern Director	Date: March 22, 2012

/s/ Michael A. Weiss Director	Date: March 22, 2012	/s/ Robert F. Moran Director	Date: March 22, 2012

/s/ Richard L. Markee Director	Date: March 22, 2012