Form 10-Q
period 2012-04-28
COLLECTIVE BRANDS, INC.
filed 2012-06-06
CIK 1060232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 1-14770

COLLECTIVE BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-1813160
State or other jurisdiction of incorporation of organization	(I.R.S. Employer Identification No.)

3231 Southeast Sixth Avenue, Topeka, Kansas	66607-2207
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.01 par value

61,319,706 shares as of May 25, 2012

COLLECTIVE BRANDS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED APRIL 28, 2012

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(dollars and shares in millions, except per share)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$912.1	$869.0
Cost of sales	587.0	559.1

Gross margin	325.1	309.9
Selling, general and administrative expenses	275.9	267.5

Operating profit	49.2	42.4
Interest expense	8.3	10.9
Interest income	(0.1)	(0.1)

Net earnings before income taxes	41.0	31.6
Provision for income taxes	7.0	3.4

Net earnings	34.0	28.2
Net earnings attributable to noncontrolling interests	(0.8)	(1.8)

Net earnings attributable to Collective Brands, Inc.	$33.2	$26.4

Earnings per share attributable to Collective Brands, Inc. common shareholders:
Basic	$0.55	$0.43
Diluted	$0.54	$0.42

Weighted average shares outstanding:
Basic	60.1	60.7
Diluted	60.8	61.7

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(dollars in millions)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Comprehensive income:
Net earnings	$34.0	$28.2
Other comprehensive income:
Translation adjustments	4.1	8.0
Change in fair value of derivatives	0.6	1.8
Income tax impact of change in fair value of derivatives	0.1	(0.6)
Change in unrecognized pension benefits	1.7	1.1
Income tax impact of change in unrecognized pension benefits	—	(0.3)

Other comprehensive income, net	6.5	10.0

Comprehensive income	40.5	38.2

Comprehensive income attributable to noncontrolling interests	(1.4)	(2.1)

Comprehensive income attributable to Collective Brands, Inc.	$39.1	$36.1

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(dollars in millions)

	April 28, 2012	April 30, 2011	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$193.1	$270.4	$181.3
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of April 28, 2012, April 30, 2011 and January 28, 2012 of $8.9, $6.8 and $6.3, respectively	168.9	146.4	146.0
Inventories	571.4	575.9	563.4
Deferred income taxes	7.0	30.3	7.2
Prepaid expenses	62.2	61.1	61.5
Other current assets	21.6	20.1	21.8

Total current assets	1,024.2	1,104.2	981.2

Property and Equipment:
Land	5.9	6.7	5.9
Property, buildings and equipment	1,427.2	1,458.8	1,411.5
Accumulated depreciation and amortization	(1,071.2)	(1,042.0)	(1,048.0)

Property and equipment, net	361.9	423.5	369.4

Intangible assets, net	381.9	425.0	384.7
Goodwill	269.8	279.8	269.8
Deferred income taxes	11.5	10.5	10.7
Other assets	30.2	40.6	31.4

Total Assets	$2,079.5	$2,283.6	$2,047.2

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$5.1	$5.1	$5.1
Accounts payable	283.0	295.2	291.6
Accrued expenses	152.1	158.2	147.0

Total current liabilities	440.2	458.5	443.7

Long-term debt	603.6	658.2	604.8
Deferred income taxes	121.1	65.4	122.4
Other liabilities	200.0	211.9	202.8
Commitments and contingencies (Note 12)
Equity:
Collective Brands, Inc. shareowners’ equity	685.7	859.0	644.8
Noncontrolling interests	28.9	30.6	28.7

Total equity	714.6	889.6	673.5

Total Liabilities and Equity	$2,079.5	$2,283.6	$2,047.2

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(dollars in millions)

	Collective Brands, Inc. Shareowners’
	Outstanding Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
Balance at January 29, 2011	$0.6	$(2.5)	$834.9	$(10.1)	$31.5	$854.4

Net earnings	—	—	26.4	—	1.8	28.2
Translation adjustments	—	—	—	7.7	0.3	8.0
Change in fair value of derivatives, net of taxes of $0.6	—	—	—	1.2	—	1.2
Change in unrecognized pension benefits, net of taxes of $0.3	—	—	—	0.8	—	0.8
Issuances of common stock under stock plans	—	1.7	—	—	—	1.7
Purchases of common stock	—	(1.9)	(2.5)	—	—	(4.4)
Amortization of unearned nonvested shares	—	1.8	—	—	—	1.8
Share-based compensation expense	—	0.9	—	—	—	0.9
Distributions to noncontrolling interests	—	—	—	—	(3.0)	(3.0)

Balance at April 30, 2011	$0.6	$—	$858.8	$(0.4)	$30.6	$889.6

Balance at January 28, 2012	$0.6	$—	$665.8	$(21.6)	$28.7	$673.5

Net earnings	—	—	33.2	—	0.8	34.0
Translation adjustments	—	—	—	3.5	0.6	4.1
Change in fair value of derivatives, net of taxes of $(0.1)	—	—	—	0.7	—	0.7
Change in unrecognized pension benefits, net of taxes of $0.0	—	—	—	1.7	—	1.7
Issuances of common stock under stock plans	—	1.0	—	—	—	1.0
Purchases of common stock	—	(1.3)	—	—	—	(1.3)
Amortization of unearned nonvested shares	—	1.4	—	—	—	1.4
Share-based compensation expense	—	0.7	—	—	—	0.7
Distributions to noncontrolling interests	—	—	—	—	(1.2)	(1.2)

Balance at April 28, 2012	$0.6	$1.8	$699.0	$(15.7)	$28.9	$714.6

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in millions)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Operating Activities:
Net earnings	$34.0	$28.2
Adjustments for non-cash items included in net earnings:
Loss on impairment and disposal of assets	1.5	2.2
Depreciation and amortization	30.7	33.2
Provision for losses on accounts receivable	0.4	0.2
Share-based compensation expense	2.4	3.5
Deferred income taxes	(1.5)	(0.7)
Changes in working capital
Accounts receivable	(23.4)	(30.3)
Inventories	(6.9)	(41.2)
Prepaid expenses and other current assets	(0.5)	(4.0)
Accounts payable	(8.3)	(3.4)
Accrued expenses	8.6	(25.4)
Changes in other assets and liabilities, net	(0.8)	(3.6)

Cash flow provided by (used in) operating activities	36.2	(41.3)

Investing Activities:
Capital expenditures	(22.0)	(10.8)

Cash flow used in investing activities	(22.0)	(10.8)

Financing Activities:
Repayment of debt	(1.3)	(1.3)
Issuances of common stock	1.0	1.7
Purchases of common stock	(1.3)	(4.4)
Distribution to noncontrolling interests	(1.2)	(3.0)

Cash flow used in financing activities	(2.8)	(7.0)

Effect of exchange rate changes on cash	0.4	5.4

Increase (decrease) in cash and cash equivalents	11.8	(53.7)
Cash and cash equivalents, beginning of year	181.3	324.1

Cash and cash equivalents, end of quarter	$193.1	$270.4

Supplemental cash flow information:
Interest paid	$10.3	$13.9
Income taxes paid	$5.3	$6.2
Non-cash investing activities:
Accrued capital expenditures	$11.4	$23.0

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Interim Results

These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 65-107) in the Company’s 2011 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items included in these statements are based upon estimates for the entire year. The Condensed Consolidated Balance Sheet as of January 28, 2012 has been derived from the audited financial statements at that date.

Collective Brands consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing (“CLI”). The Company’s operations in the Central and South American Regions operate as consolidated joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is comprised of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Jamaica, Nicaragua, Panama and Trinidad & Tobago. The South American Region is comprised of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. The results for the thirteen week period ended April 28, 2012 are not necessarily indicative of the results that may be expected for the entire fifty-three week fiscal year ending February 2, 2013.

Note 2 – Exit Costs

In 2011, the Company announced that, as part of its efforts to optimize the performance of its Payless and Stride Rite store fleet, it would close approximately 475 under-performing and low-volume, non-strategic stores in the next three years. During 2011, the Company closed 352 stores, of which 298 of the stores were Payless locations in the U.S., Canada and Puerto Rico and 54 were Stride Rite Children’s locations. During the first three months of 2012, the Company closed five Payless stores in the United States and Canada and two Stride Rite Children’s locations as a part of this announced plan.

Costs associated with this plan, which consist of lease termination costs, employee severance and other exit costs, are recorded at fair value. The Company estimates that these costs will total $20 million to $25 million; however, the ultimate financial impact of this plan is dependent upon the actual exit transactions. The lease termination costs are recorded within cost of sales on the Condensed Consolidated Statement of Earnings on the earlier of the date that the store is closed or lease buyouts are negotiated with the landlords. Employee severance costs consist of severance payments made to certain terminated associates and are recorded ratably over the associate’s required service period from the date the termination has been communicated to the associate. The employee severance costs are recorded within selling, general and administrative expenses on the Condensed Consolidated Statement of Earnings and are recorded within accrued expenses on the Condensed Consolidated Balance Sheet.

(dollars in millions)	Accrual Balance as of January 28, 2012	Costs Incurred	Cash Payments	Accrual Balance as of April 28, 2012	Total Charges to Date
Lease termination costs(1)	$5.8	$1.7	$(2.4)	$5.1	$12.3
Employee severance and other exit costs	1.7	1.0	(2.1)	0.6	3.4

Total	$7.5	$2.7	$(4.5)	$5.7	$15.7

(1)

The accrual balance as of January 28, 2012 was changed from $1.6 (disclosed in the prior period) to $5.8, as the previously-disclosed prior period amount did not include a $4.2 accrual as of January 29, 2011 related to lease costs incurred and recorded prior to the commencement of the exit activities.

Of the $12.3 million of lease termination costs recorded to date, $10.3 million are recorded in the Payless Domestic reporting segment, $1.2 million are recorded in the Payless International reporting segment and $0.8 million are recorded in the PLG Retail reporting segment. Of the $3.4 million of employee severance and other costs recorded to date, $2.9 million are recorded in the Payless Domestic reporting segment, $0.3 million are recorded in the Payless International reporting segment and $0.2 million are recorded in the PLG Retail reporting segment.

Note 3 – Intangible Assets and Goodwill

The following is a summary of the Company’s intangible assets other than goodwill:

(dollars in millions)	April 28, 2012	April 30, 2011	January 28, 2012
Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$20.4	$24.8	$20.5
Less: accumulated amortization	(17.8)	(20.2)	(17.6)

Carrying amount, end of period	2.6	4.6	2.9

Customer relationships:
Gross carrying amount	74.2	74.2	74.2
Less: accumulated amortization	(55.5)	(47.3)	(53.7)

Carrying amount, end of period	18.7	26.9	20.5

Trademarks and other intangible assets:
Gross carrying amount	40.0	38.5	39.9
Less: accumulated amortization	(13.8)	(10.5)	(13.0)

Carrying amount, end of period	26.2	28.0	26.9

Carrying amount of intangible assets subject to amortization	47.5	59.5	50.3

Indefinite-lived trademarks	334.4	365.5	334.4

Total intangible assets	$381.9	$425.0	$384.7

Amortization expense on intangible assets is as follows:

	13 Weeks Ended
(dollars in millions)	April 28, 2012	April 30, 2011
Amortization expense on intangible assets	$2.7	$3.4

The Company expects amortization expense for the remainder of 2012 and the following four years to be as follows (dollars in millions):

Year	Amount
Remainder of 2012	$8.5
2013	9.8
2014	8.5
2015	6.0
2016	2.0

The following presents the carrying amount of goodwill, by reporting segment and reporting unit (dollars in millions):

Reporting Segment	Reporting Unit	April 28, 2012	April 30, 2011	January 28, 2012
PLG Wholesale	PLG Wholesale	$239.6	$239.6	$239.6
Payless Domestic	Payless Domestic	—	5.9	—
Payless Domestic	Collective Licensing	30.2	34.3	30.2

Total(1)		$269.8	$279.8	$269.8

(1)	Cumulative goodwill impairment charges total $52.0 million, of which $42.0 million relates to the PLG Retail reporting segment and $10.0 million relates to the Payless Domestic reporting segment.

As a result of the May 1, 2012 announcement of the proposed sale of the Company to a consortium, a triggering event occurred requiring an assessment of goodwill and indefinite-lived tradenames. During this assessment, the Company determined that the fair value of its reporting units and indefinite-lived tradenames exceeded its book value and, as such, there was no impairment charge recorded.

Note 4 – Long-Term Debt

The following is a summary of the Company’s long-term debt and capital lease obligations:

(dollars in millions)	April 28, 2012	April 30, 2011	January 28, 2012
Term Loan Facility(1)	$483.1	$488.1	$484.4
Senior Subordinated Notes(2)	124.7	174.2	124.6
Amended Revolving Loan Facility(3)	—	—	—
Capital-lease obligations	0.9	1.0	0.9

Total debt	608.7	663.3	609.9
Less: current maturities of long-term debt	5.1	5.1	5.1

Long-term debt	$603.6	$658.2	$604.8

(1)

As of April 28, 2012, April 30, 2011 and January 28, 2012, the fair value of the Company’s Term Loan Facility was $481.3 million, $488.1 million and $479.5 million, respectively, based on quoted market prices for similar issues with similar remaining maturities. The fair value of the Company’s Term Loan Facility is valued using level 2 measurements as defined in the Fair Value Measurements footnote.

(2)

As of April 28, 2012, April 30, 2011 and January 28, 2012, the fair value of the Company’s Senior Subordinated Notes was $125.4 million, $178.1 million and $125.6 million, respectively, based on trading activity as of those dates. The fair value of the Company’s Senior Subordinated Notes is valued using level 1 measurements as defined in the Fair Value Measurements footnote.

(3)

As of April 28, 2012, the Company’s borrowing base on its Amended Revolving Loan Facility was $300.0 million less $28.6 million in outstanding letters of credit, or $271.4 million. The variable interest rate, including the applicable variable margin at April 28, 2012, was 1.11%.

As of April 28, 2012, the Company was in compliance with all of its debt covenants related to its outstanding debt.

Note 5 – Derivatives

The Company has entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million Term Loan Facility (“interest rate contract”), portions of which matured on a series of dates through May 17, 2012. As of April 28, 2012, the interest rate contract that remains provides for a fixed interest rate of approximately 7.75% on $90.0 million of its Term Loan Facility balance.

The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through October 2012. As of April 28, 2012, the Company has hedged $17.9 million of its forecasted foreign currency purchases. The fair value, amounts classified in other comprehensive income (“OCI”), and the amounts reclassified from accumulated other comprehensive income (“AOCI”) on the foreign currency contracts were not significant for any periods presented.

The interest rate contract is designated as a cash flow hedging instrument. The change in the fair value of the interest rate contract is recorded as a component of AOCI and reclassified into earnings in the periods in which earnings are impacted by the hedged item. The following table presents the fair value of the Company’s hedging portfolio related to its interest rate contract:

		Fair Value
(dollars in millions)	Location on Condensed Consolidated Balance Sheets	April 28, 2012	April 30, 2011	January 28, 2012
Interest rate contract	Other liabilities	$—	$0.6	$—
Interest rate contract	Accrued expenses	$1.0	$4.1	$2.0

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

	Loss Recognized in OCI on Derivatives			Loss Reclassified from AOCI into (Loss) Earnings
	13 Weeks Ended		Location on Condensed	13 Weeks Ended
(dollars in millions)	April 28, 2012	April 30, 2011	Consolidated Statement of Earnings (Loss)	April 28, 2012	April 30, 2011
Interest rate contract	$—	$(0.2)	Interest expense	$(1.0)	$(1.6)

The Company expects of the remaining fair value of the interest rate contract recorded in AOCI to be recognized in earnings during the second quarter of 2012. This amount may vary based on actual changes to LIBOR.

Note 6 – Fair Value Measurements

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

Level 1: observable inputs such as quoted prices in active markets

Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis. The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
(dollars in millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of April 28, 2012:
Financial Assets:
Money market funds	$87.7	$—	$—	$87.7
Financial Liabilities:
Interest rate contract(1)	$—	$1.0	$—	$1.0

As of April 30, 2011:
Financial Assets:
Money market funds	$149.3	$—	$—	$149.3
Financial Liabilities:
Interest rate contract(1)	$—	$4.7	$—	$4.7

As of January 28, 2012:
Financial Assets:
Money market funds	$69.2	$—	$—	$69.2
Financial Liabilities:
Interest rate contract(1)	$—	$2.0	$—	$2.0

(1)	The fair value of the interest rate contract is determined using a mark-to-market valuation technique based on an observable interest rate yield curve and adjusting for credit risk.

The Company evaluates its store assets on a quarterly basis to determine if its assets are recoverable by analyzing historical results, trends, stores identified for closure and other qualitative considerations. For the thirteen weeks ended April 28, 2012, the asset impairment test indicated that $0.7 million of the Company’s assets had a fair value of $0.3 million and, as such, the Company recorded a $0.4 million impairment charge in cost of sales on the Condensed Consolidated Statement of Earnings. For the thirteen weeks ended April 30, 2011, the asset impairment test indicated that $1.4 million of the Company’s assets had a fair value of $0.1 million and, as such, the Company recorded a $1.3 million impairment charge in cost of sales on the Condensed Consolidated Statement of Earnings. The following table summarizes the asset impairment charges by reporting segment:

	13 Weeks Ended
(dollars in millions)	April 28, 2012	April 30, 2011
Payless Domestic	$0.2	$1.3
Payless International	0.2	—

Total	$0.4	$1.3

Note 7 – Pension Plans

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

Payless Plan

The Payless Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were:

	13 Weeks Ended
(dollars in millions)	April 28, 2012	April 30, 2011
Components of pension expense:
Service cost	$0.2	$0.2
Interest cost	0.4	0.5
Amortization of prior service cost	0.4	0.4
Amortization of actuarial loss	0.5	0.4

Total	$1.5	$1.5

PLG Plan

The PLG Plan is a noncontributory defined benefit pension plan, which no longer accrues future benefits, covering certain eligible PLG associates. The components of pension expense for the plan were:

	13 Weeks Ended
(dollars in millions)	April 28, 2012	April 30, 2011
Components of pension expense:
Interest cost	$1.2	$1.2
Expected return on net assets	(1.4)	(1.3)
Amortization of actuarial loss	0.7	0.3

Total	$0.5	$0.2

Asia Plan

The Asia Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of employees in Asia. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were not significant for the thirteen weeks ended April 28, 2012 and April 30, 2011.

Note 8 – Share-Based Compensation

Under its equity incentive plans, the Company currently grants share appreciation awards consisting of stock-settled stock appreciation rights (“stock-settled SARs”), cash-settled stock appreciation rights (“cash-settled SARs”), as well as full value awards in the form of nonvested shares and nonvested share units and phantom stock units (“phantom nonvested share units”).

The Company’s 2006 Stock Incentive Plan (“2006 SIP”) allows the Company to grant a maximum of 4,987,000 shares. On May 24, 2012, the Company’s stockholders approved the 2012 Stock Incentive Plan (“2012 SIP”), which allows the Company to grant an additional 3,375,000 shares. Appreciation awards to be granted under the plans have a maximum term of seven years and can vest on a graded schedule, a cliff basis or based on performance. The exercise price of an appreciation award may not be less than the fair market value of the Company’s stock on the grant date. Associates who receive full value awards pay no monetary consideration. Awards under the plans can be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to seven years, as determined at the date of grant.

Under its equity incentive plans, the Company currently grants share appreciation awards consisting of stock-settled stock appreciation rights (“stock-settled SARs”), cash-settled stock appreciation rights (“cash-settled SARs”), as well as full value awards in the form of nonvested shares and nonvested share units and phantom stock units (“phantom nonvested share units”).

The number of shares for grants made in the thirteen weeks ended April 28, 2012 and April 30, 2011 are as follows:

	13 Weeks Ended
	April 28, 2012		April 30, 2011
	Share units	Maximum share equivalents	Share units	Maximum Share equivalents
Stock-settled SARs(1) :
Vest in installments over 3 years	—	—	213,141	118,412

(1)

All of the stock-settled SARs issued by the Company in the periods presented contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted. The appreciation cap is limited to 125% of the fair market value of the underlying common stock on the grant date of the SAR, meaning that the maximum shares issuable under a SAR is 0.56 shares per SAR.

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Nonvested shares and nonvested share units:
Cliff vest after 3 years	237,483	156,687
Performance grant - vest in installments over 3 years(2)	96,035	131,078
Performance grant - cliff vest after 3 years(2)	—	92,583

Phantom nonvested share units:
Cliff vest after 3 years	7,212	1,350
Performance grant - vest in installments over 3 years(2)	536	450
Performance grant - cliff vest after 3 years(2)	—	6,584

(2)

Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of April 28, 2012, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.

The total fair value of share grants for the thirteen weeks ended April 28, 2012 and April 30, 2011 is $6.2 million and $9.5 million, respectively.

Total share-based compensation expense is summarized as follows:

	13 Weeks Ended
(dollars in millions)	April 28, 2012	April 30, 2011
Cost of sales	$0.6	$0.9
Selling, general and administrative expenses	1.8	2.6

Share-based compensation expense	$2.4	$3.5

Included in share-based compensation expense for the thirteen weeks ended April 28, 2012 is $0.3 million of expense that was recognized as a result of the grants made in 2012. No amount of share-based compensation was capitalized. As of April 28, 2012, the Company had unrecognized compensation expense related to nonvested awards of $10.6 million, which is expected to be recognized over a weighted average period of 1.1 years.

Note 9 – Income Taxes

The Company’s effective income tax rate was 17.1% during the thirteen weeks ended April 28, 2012, compared to 10.8% during the thirteen weeks ended April 30, 2011. The Company recorded $1.0 million of net favorable discrete events in the thirteen weeks ended April 28, 2012 and $2.2 million of favorable discrete events for the thirteen weeks ended April 30, 2011.

The Company’s effective tax rate differs from the U.S. statutory rate principally due to valuation allowances in the United States and the tax impact of the Company’s offshore operations in Asia (China, Hong Kong, Taiwan, and Vietnam) which source the majority of the Company’s product and are subject to substantially lower local country income taxes. The Company’s weighted average foreign effective tax rate for the thirteen weeks ended April 28, 2012 was 16.8%, compared to 14.1% for the thirteen weeks ended April 30, 2011.

The Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States. Future provisions for income taxes will include no tax benefits with respect to deferred tax assets generated and will reflect tax expense only to the extent of current payments until the valuation allowance in the United States is eliminated. The framework established in the accounting for income taxes guidance requires that all available positive and negative evidence be weighed to determine whether a valuation allowance should be recorded.

The Company has unrecognized tax benefits, inclusive of related interest and penalties, of $34.0 million and $59.1 million as of April 28, 2012 and April 30, 2011, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $20.9 million and $27.2 million, respectively.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at April 28, 2012 will decrease by up to $2.3 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $1.5 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.

The Company’s U.S. federal income tax returns have been examined by the Internal Revenue Service through 2007. The Company has certain state and foreign income tax returns in the process of examination or administrative appeal.

Note 10 – Earnings Per Share

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

	13 Weeks Ended
(dollars in millions, except per share amounts; shares in thousands)	April 28, 2012	April 30, 2011
Net earnings attributable to Collective Brands, Inc.	$33.2	$26.4
Less: net earnings allocated to participating securities(1)	0.3	0.3

Net earnings available to common shareholders	$32.9	$26.1

Weighted average shares outstanding - basic	60,113	60,655
Net effect of dilutive stock options	54	195
Net effect of dilutive stock-settled SARs	601	840

Weighted average shares outstanding - diluted	60,768	61,690

Basic earnings per share attributable to common shareholders	$0.55	$0.43
Diluted earnings per share attributable to common shareholders	$0.54	$0.42

(1)

Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding. Net losses are not allocated to participating securities.

The Company excluded approximately 3.5 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen weeks ended April 28, 2012 and 3.1 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen weeks ended April 30, 2011 because to include them would have been antidilutive. Certain grants that are subject to performance conditions for vesting are considered antidilutive if the performance conditions are not met as of the end of the reporting period.

Note 11 – Segment Reporting

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

Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $11.1 million and $8.8 million during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the Company’s reporting segments is as follows:

	13 Weeks Ended
(dollars in millions)	April 28, 2012	April 30, 2011
Reporting segment net sales:
Payless Domestic	$513.9	$498.4
Payless International	101.2	97.5
PLG Wholesale	230.2	212.5
PLG Retail	66.8	60.6

Total net sales	$912.1	$869.0

Reporting segment operating profit (loss):
Payless Domestic	$23.3	$13.0
Payless International	(1.4)	3.0
PLG Wholesale	22.9	25.3
PLG Retail	4.4	1.1

Total operating profit	$49.2	$42.4

(dollars in millions)	April 28, 2012	April 30, 2011	January 28, 2012
Reporting segment total assets:
Payless Domestic	$892.8	$1,039.9	$834.6
Payless International	228.0	253.3	232.3
PLG Wholesale	888.3	916.3	912.0
PLG Retail	70.4	74.1	68.3

Total assets	$2,079.5	$2,283.6	$2,047.2

Note 12 – Commitments and Contingencies

Other than as described below, there are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations or cash flows.

Shareholder Litigation

On January 25, 2012, a federal lawsuit was filed in the District of Kansas entitled Local 191 I.B.E.W. Joint Trust Funds v. Collective Brands, et al., Case No. 12-cv-2046 (KHV), naming as defendants the Company, Matthew Rubel, Douglas Treff and Douglas Boessen. The federal complaint purports to state claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, generally alleging that defendants caused the Company to issue false and/or materially misleading public statements concerning its business financial results between December 1, 2010 and May 24, 2011. Plaintiff claims this resulted in the Company common stock trading at artificially inflated levels beginning in December 2010, followed by a sharp decline in the trading price when the Company released its financial results after the close of trading on May 24, 2011.

Subsequently, after the public announcement of the proposed merger, five lawsuits were filed in the Court of Chancery of the State of Delaware: on May 4, 2012, Dusablon v. Collective Brands, Inc., et al., case no. 7498; on May 9, 2012, Augenbaum v. Rubel, et al., case no. 7509; on May 11, 2012, Walker v. Collective Brands, Inc., et al., case no. 7523; on May 17, 2012, Strobeck v. Collective Brands, Inc. et al., case no. 7538; and, Son et al. v. Collective Brands, Inc. et al., case no. 7542. These suits were filed against some or all of the following parties: the Company, its directors and certain of its former and current executive officers, and Blum, Golden Gate, Wolverine, Parent and Merger Sub. A previously pending stockholder derivative lawsuit, Israni v. Rubel, et al., case no. 12C297, filed in the District Court of Shawnee County, Kansas was amended on May 2, 2012 to include class action allegations relating to the merger agreement and naming the Company, its directors and certain of its former and current executive officers, Blum, Golden Gate, and Wolverine as defendants.

Each of the Delaware complaints and the Kansas state court complaint generally allege, among other things, that the Company’s board of directors and certain of our executive officers have violated various fiduciary duties relating to maximizing stockholder value in negotiating and approving the merger, and that the Company, Blum, Golden Gate and Wolverine aided and abetted such alleged breaches of fiduciary duties. The two Kansas complaints additionally allege that the Company, its directors and certain of its executive officers made materially false and misleading statements regarding the Company’s performance during the third fiscal quarter of 2010, which resulted in the Company’s common stock trading at artificially inflated levels in December 2010, followed by a sharp decline in the trading price when the Company released its financial results in May 2011; and, that the Company, its directors and certain of its executive officers authorized payments to former CEO Matthew E. Rubel upon his termination that were not in the best interests of the Company. Further, the Kansas state court complaint alleges that the Company’s directors are attempting to evade any liability related to the alleged false and misleading statements by entering into the merger agreement with buyers who will indemnify the Company’s directors from any such liability. The plaintiffs seek various remedies, including an injunction against the merger and/or the stockholder vote, declaratory relief with respect to the alleged breaches of fiduciary duty, and monetary damages including attorneys’ fees and expenses.

All defendants deny any wrongdoing in connection with the proposed merger or any of the events that preceded it, and plan to vigorously defend against all pending claims. An estimate of the possible loss, if any, or the range of loss cannot be made and therefore the Company has not accrued a loss contingency related to these matters.

Note 13 – Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The adoption of ASU 2011-04 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 require companies to display adjustments for items that are reclassified from other comprehensive income (“OCI”) to net income in both net income and OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of ASU 2011-05 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. The adoption of ASU 2011-08 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

Note 14 – Related Party Transactions

The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of April 28, 2012, April 30, 2011 and January 28, 2012 were $7.5 million, $5.2 million and $10.7 million, respectively. There were no borrowings with these financial institutions for any periods presented.

Note 15 – Subsequent Event

On May 1, 2012, the Company entered into a definitive agreement with a consortium of companies comprised of Wolverine World Wide, Inc., Blum Strategic Partners IV, L.P. and Golden Gate Capital Opportunity Fund, L.P., under which Collective Brands will be sold for $21.75 per share in cash. The closing of this transaction, which is subject to shareholder approval, is expected to occur late in the third or early in the fourth calendar quarter of 2012.

Note 16 – Subsidiary Guarantors of Senior Notes – Condensed Consolidating Financial Information

The Company has issued Notes guaranteed by all of its domestic subsidiaries (the “Guarantor Subsidiaries”). The Guarantor Subsidiaries are direct or indirect wholly owned domestic subsidiaries of the Company. The guarantees are full and unconditional and joint and several.

The following supplemental financial information sets forth, on a consolidating basis:

•

The Condensed Consolidating Statements of Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and total Condensed Consolidated Collective Brands, Inc. and Subsidiaries (“Consolidated”) for the thirteen weeks ended April 28, 2012 and April 30, 2011

•	The Condensed Consolidated Statements of Comprensive Income for the thirteen weeks ended April 28, 2012 and April 30, 2011,

•	The Condensed Consolidating Balance Sheets as of April 28, 2012, April 30, 2011, and January 28, 2012, and;

•	The Condensed Consolidating Statements of Cash Flows for the thirteen weeks ended April 28, 2012 and April 30, 2011.

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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(dollars in millions)

	13 Weeks Ended April 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$787.9	$362.7	$(238.5)	$912.1

Cost of sales	—	511.4	308.9	(233.3)	587.0

Gross margin	—	276.5	53.8	(5.2)	325.1

Selling, general and administrative expenses	1.2	239.5	40.4	(5.2)	275.9

Operating (loss) profit	(1.2)	37.0	13.4	—	49.2

Interest expense	11.7	5.9	0.1	(9.4)	8.3

Interest income	—	(9.0)	(0.5)	9.4	(0.1)

Equity in earnings of subsidiaries	(46.1)	(10.7)	—	56.8	—

Earnings before income taxes	33.2	50.8	13.8	(56.8)	41.0

Provision for income taxes	—	4.7	2.3	—	7.0

Net earnings	33.2	46.1	11.5	(56.8)	34.0

Net earnings attributable to noncontrolling interests	—	—	(0.8)	—	(0.8)

Net earnings attributable to Collective Brands, Inc.	$33.2	$46.1	$10.7	$(56.8)	$33.2

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(dollars in millions)

	13 Weeks Ended April 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Comprehensive income:
Net earnings	$33.2	$46.1	$11.5	$(56.8)	$34.0
Other comprehensive income:
Translation adjustments	—	—	4.1	—	4.1
Change in fair value of derivatives	—	0.6	—	—	0.6
Income tax impact of change in fair value of derivatives	—	0.1	—	—	0.1
Change in unrecognized pension benefits	—	1.7	—	—	1.7

Other comprehensive income, net	—	2.4	4.1	—	6.5

Comprehensive income	33.2	48.5	15.6	(56.8)	40.5
Comprehensive income attributable to noncontrolling interests	—	—	(1.4)	—	(1.4)

Comprehensive income attributable to Collective Brands, Inc.	$33.2	$48.5	$14.2	$(56.8)	$39.1

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(dollars in millions)

	13 Weeks Ended April 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$772.6	$388.6	$(292.2)	$869.0

Cost of sales	—	522.7	302.8	(266.4)	559.1

Gross margin	—	249.9	85.8	(25.8)	309.9

Selling, general and administrative expenses	1.0	227.3	65.0	(25.8)	267.5

Operating (loss) profit	(1.0)	22.6	20.8	—	42.4

Interest expense	12.8	7.1	—	(9.0)	10.9

Interest income	—	(9.1)	—	9.0	(0.1)

Equity in earnings of subsidiaries	(35.3)	(16.1)	—	51.4	—

Earnings before income taxes	21.5	40.7	20.8	(51.4)	31.6

(Benefit) provision for income taxes	(4.9)	5.4	2.9	—	3.4

Net earnings	26.4	35.3	17.9	(51.4)	28.2

Net earnings attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)

Net earnings attributable to Collective Brands, Inc.	$26.4	$35.3	$16.1	$(51.4)	$26.4

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(dollars in millions)

	13 Weeks Ended April 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Comprehensive income:
Net earnings	$26.4	$35.3	$17.9	$(51.4)	$28.2
Other comprehensive income:
Translation adjustments	—	—	8.0	—	8.0
Change in fair value of derivatives	—	1.8	—	—	1.8
Income tax impact of change in fair value of derivatives	—	(0.6)	—	—	(0.6)
Change in unrecognized pension benefits	—	1.1	—	—	1.1
Income tax impact of change in unrecognized pension benefits	—	(0.3)	—	—	(0.3)

Other comprehensive income, net	—	2.0	8.0	—	10.0

Comprehensive income	26.4	37.3	25.9	(51.4)	38.2
Comprehensive income attributable to noncontrolling interests	—	—	(2.1)	—	(2.1)

Comprehensive income attributable to Collective Brands, Inc.	$26.4	$37.3	$23.8	$(51.4)	$36.1

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in millions)

	As of April 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$62.4	$130.7	$—	$193.1
Accounts receivable, net	—	147.3	40.5	(18.9)	168.9
Inventories	—	437.7	132.9	0.8	571.4
Current deferred income taxes	—	—	7.0	—	7.0
Prepaid expenses	39.6	12.5	10.1	—	62.2
Other current assets	—	355.2	194.8	(528.4)	21.6

Total current assets	39.6	1,015.1	516.0	(546.5)	1,024.2

Property and equipment, net	—	294.5	67.4	—	361.9
Intangible assets, net	—	356.8	25.1	—	381.9
Goodwill	—	133.5	136.3	—	269.8
Deferred income taxes	—	—	11.5	—	11.5
Other assets	1,452.0	1,015.2	25.7	(2,462.7)	30.2

Total Assets	$1,491.6	$2,815.1	$782.0	$(3,009.2)	$2,079.5

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Other current liabilities	214.1	554.7	212.8	(546.5)	435.1

Total current liabilities	214.1	559.8	212.8	(546.5)	440.2

Long-term debt	587.5	502.9	7.9	(494.7)	603.6
Deferred income taxes	—	120.1	1.0	—	121.1
Other liabilities	4.3	180.7	15.0	—	200.0
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	685.7	1,451.6	516.4	(1,968.0)	685.7
Noncontrolling interests	—	—	28.9	—	28.9

Total equity	685.7	1,451.6	545.3	(1,968.0)	714.6

Total Liabilities and Equity	$1,491.6	$2,815.1	$782.0	$(3,009.2)	$2,079.5

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in millions)

	As of April 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$113.7	$156.7	$—	$270.4
Accounts receivable, net	—	133.9	30.1	(17.6)	146.4
Inventories	—	457.6	131.5	(13.2)	575.9
Current deferred income taxes	—	22.7	7.6	—	30.3
Prepaid expenses	33.3	15.0	12.8	—	61.1
Other current assets	—	276.6	172.9	(429.4)	20.1

Total current assets	33.3	1,019.5	511.6	(460.2)	1,104.2

Property and equipment, net	—	349.9	73.6	—	423.5
Intangible assets, net	—	396.8	28.2	—	425.0
Goodwill	—	143.0	136.8	—	279.8
Deferred income taxes	—	—	10.5	—	10.5
Other assets	1,578.7	933.9	12.1	(2,484.1)	40.6

Total Assets	$1,612.0	$2,843.1	$772.8	$(2,944.3)	$2,283.6

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Other current liabilities	112.9	522.3	272.0	(453.8)	453.4

Total current liabilities	112.9	527.4	272.0	(453.8)	458.5

Long-term debt	637.1	483.0	37.1	(499.0)	658.2
Deferred income taxes	—	64.1	1.3	—	65.4
Other liabilities	3.0	192.2	16.7	—	211.9
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	859.0	1,576.4	415.1	(1,991.5)	859.0
Noncontrolling interests	—	—	30.6	—	30.6

Total equity	859.0	1,576.4	445.7	(1,991.5)	889.6

Total Liabilities and Equity	$1,612.0	$2,843.1	$772.8	$(2,944.3)	$2,283.6

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in millions)

	As of January 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$46.3	$135.0	$—	$181.3
Accounts receivable, net	—	127.9	36.7	(18.6)	146.0
Inventories	—	434.0	124.1	5.3	563.4
Current deferred income taxes	—	—	7.2	—	7.2
Prepaid expenses	35.6	16.3	9.6	—	61.5
Other current assets	—	356.0	160.3	(494.5)	21.8

Total current assets	35.6	980.5	472.9	(507.8)	981.2

Property and equipment, net	—	302.3	67.1	—	369.4
Intangible assets, net	—	358.7	26.0	—	384.7
Goodwill	—	133.5	136.3	—	269.8
Deferred income taxes	—	—	10.7	—	10.7
Other assets	1,409.9	979.5	25.7	(2,383.7)	31.4

Total Assets	$1,445.5	$2,754.5	$738.7	$(2,891.5)	$2,047.2

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Other current liabilities	209.7	532.2	205.3	(508.6)	438.6

Total current liabilities	209.7	537.3	205.3	(508.6)	443.7

Long-term debt	587.5	504.2	7.9	(494.8)	604.8
Deferred income taxes	—	121.3	1.1	—	122.4
Other liabilities	3.5	183.2	16.1	—	202.8
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	644.8	1,408.5	479.6	(1,888.1)	644.8
Noncontrolling interests	—	—	28.7	—	28.7

Total equity	644.8	1,408.5	508.3	(1,888.1)	673.5

Total Liabilities and Equity	$1,445.5	$2,754.5	$738.7	$(2,891.5)	$2,047.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in millions)

	13 Weeks Ended April 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net earnings	$33.2	$46.1	$11.5	$(56.8)	$34.0
Adjustments for non-cash items included in net earnings	0.1	27.1	6.3	—	33.5
Changes in working capital	0.4	5.7	(37.4)	0.8	(30.5)
Other, net	(33.4)	(42.8)	19.4	56.0	(0.8)

Cash flow provided by (used in) operating activities	0.3	36.1	(0.2)	—	36.2

Investing Activities:
Capital expenditures	—	(17.7)	(4.3)	—	(22.0)

Cash flow used in investing activities	—	(17.7)	(4.3)	—	(22.0)

Financing Activities:
Net proceeds (repayments) of debt or notes payable	—	(2.3)	1.0	—	(1.3)
Net purchases of common stock	(0.3)	—	—	—	(0.3)
Net distributions to noncontrolling interests	—	—	(1.2)	—	(1.2)

Cash flow used in financing activities	(0.3)	(2.3)	(0.2)	—	(2.8)
Effect of exchange rate changes on cash	—	—	0.4	—	0.4

Increase (decrease) in cash and cash equivalents	—	16.1	(4.3)	—	11.8
Cash and cash equivalents, beginning of year	—	46.3	135.0	—	181.3

Cash and cash equivalents, end of quarter	$—	$62.4	$130.7	$—	$193.1

	13 Weeks Ended April 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net earnings	$26.4	$35.3	$17.9	$(51.4)	$28.2
Adjustments for non-cash items included in net earnings	0.1	32.5	5.8	—	38.4
Changes in working capital	4.2	(70.0)	(38.2)	(0.3)	(104.3)
Other, net	(28.0)	(27.8)	0.5	51.7	(3.6)

Cash flow provided by (used in) operating activities	2.7	(30.0)	(14.0)	—	(41.3)

Investing Activities:
Capital expenditures	—	(7.4)	(3.4)	—	(10.8)

Cash flow used in investing activities	—	(7.4)	(3.4)	—	(10.8)

Financing Activities:
Net proceeds (repayments) of debt or notes payable	—	28.7	(30.0)	—	(1.3)
Net purchases of common stock	(2.7)	—	—	—	(2.7)
Net distributions to noncontrolling interests	—	—	(3.0)	—	(3.0)

Cash flow (used in) provided by financing activities	(2.7)	28.7	(33.0)	—	(7.0)
Effect of exchange rate changes on cash	—	—	5.4	—	5.4

Decrease in cash and cash equivalents	—	(8.7)	(45.0)	—	(53.7)
Cash and cash equivalents, beginning of year	—	122.4	201.7	—	324.1

Cash and cash equivalents, end of quarter	$—	$113.7	$156.7	$—	$270.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are forward-looking statements. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, but are not limited to, the following: (i) the impact of competition and pricing; (ii) changes in consumer preferences and spending patterns; (iii) general economic, business and social conditions in the countries where we source products, supplies or have or intend to open stores; (iv) changes in weather patterns; (v) the inability to renew material leases, licenses or contracts upon their expiration; (vi) the ability to identify and negotiate leases for new locations on acceptable terms; (vii) the financial condition of the suppliers; (viii) changes in existing or potential duties, tariffs or quotas and the application thereof; (ix) changes in relationships between the United States and foreign countries, as well as between foreign countries; (x) economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we do business; (xi) changes in trade, intellectual property, customs and/or tax laws; (xii) fluctuations in currency exchange rates, (e.g. Yuan, Canadian dollar, euro); (xiii) the ability to hire, train and retain associates; (xiv) performance of other parties in strategic alliances; (xv) outcomes of intellectual property, employment litigation, and class actions; (xvi) ability to comply with local laws in foreign countries; (xvii) our ability to maintain and upgrade information systems; (xviii) threats or acts of terrorism or war; (xix) strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; (xx) changes in commodity prices such as oil; (xxi) uncertainties associated with our proposed sale to an entity controlled by Blum Strategic Partners IV, L.P., Golden Gate Capital Opportunity Fund, L.P. and Wolverine World Wide, Inc., including uncertainties relating to the anticipated timing of filings and approvals relating to the proposed Merger and the sale by Parent of the Collective Brands Performance + Lifestyle Group business to Wolverine, the expected timing of completion of the proposed Merger, the satisfaction of the conditions to the consummation of the proposed Merger and the Carveout Transaction, including financing conditions, the ability to complete the proposed Merger and the impact of the pending transaction on our businesses, employees, customers and suppliers; and other risks referenced from time to time in filings of ours with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended January 28, 2012.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Collective Brands, Inc., our operations and our present business environment. MD&A is provided as a supplement to, and should be read in connection with, our Condensed Consolidated Financial Statements and the accompanying notes thereto included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 28, 2012, and for the year then ended, and the related MD&A, both of which are contained on our Form 10-K for the year ended January 28, 2012. MD&A includes the following sections:

•	Our Business – a brief description of our business and key 2012 events.

•

Consolidated Review of Operations – an analysis of our consolidated results of operations for the 13 weeks ended April 28, 2012 and April 30, 2011 as presented in our Condensed Consolidated Financial Statements.

•

Reporting Segment Review of Operations – an analysis of our results of operations for the 13 weeks ended April 28, 2012 and April 30, 2011 as presented in our Condensed Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail.

•	Liquidity and Capital Resources – an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•

Critical Accounting Policies – an update, since January 28, 2012, of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

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

We measure the performance of our business using several metrics, but rely primarily on net sales, same-stores sales, operating profit (loss) from continuing operations, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), net debt and free cash flow. We also measure the performance of our business using our reporting segments’ net sales and operating profit (loss).

Key 2012 Events

In 2011, we announced that our Board of Directors, together with management, would conduct a review of strategic and financial alternatives to further enhance shareholder value (“Strategic Review”). At the conclusion of this strategic review, on May 1, 2012 we entered into a definitive agreement with a consortium of companies comprised of Wolverine World Wide, Inc., Blum Strategic Partners IV, L.P. and Golden Gate Capital Opportunity Fund, L.P., under which Collective Brands will be sold for $21.75 per share in cash. The closing of this transaction, which is subject to shareholder approval, is expected to occur late in the third or early in the fourth calendar quarter of 2012.

In 2011, in order to improve our Payless results, we initiated a strategic redirection based on a comprehensive and analytical review. While we have served, and will continue to serve, a wide array of customers, the cornerstone of our strategic redirection is to reengage with budget-conscious customers who have historically made up the largest portion of the Payless customer base. To do so, we have made meaningful changes to the Payless pricing and messaging to increase our relevance and reconnect with these customers. During the first three months of 2012, we saw signs that our strategic redirection in our Payless Domestic business continues to gain traction. Despite operating 308 fewer stores, net sales in our Payless Domestic segment increased $15.5 million from the first three months of 2011. The increase in sales also drove an increase in Payless Domestic operating profit of $10.3 million compared to last year. We are in the early stages of incorporating this strategic redirection in our Payless business in Latin America.

PLG Retail had a strong first quarter of 2012. Sales in the PLG Retail segment increased despite operating approximately 50 fewer stores driven by a 14.9% comparable store sales increase. We believe this increase was driven by improvements in our Stride Rite store assortments, inventory levels, service model and marketing. Robust eCommerce growth also improved sales in this reporting segment.

Certain pre-tax charges negatively affected our results in the first quarter of 2012. These charges are summarized in the following table by location on the Condensed Consolidated Statements of Earnings and by reporting segment:

(in millions)	Location on Condensed Consolidated Statement of Earnings	Payless Domestic	Payless International	PLG Retail	PLG Wholesale	Total
Lease termination costs	Cost of sales	$1.0	$0.7	$—	$—	1.7
Strategic review expenses	Selling, general and administrative	6.1	—	—	0.3	6.4
Employee severance and other exit costs	Selling, general and administrative	0.9	—	0.1	—	1.0

Total		$8.0	$0.7	$0.1	$0.3	$9.1

The charges described in the table above represent the following:

•

Lease termination, employee severance and other exit costs: In 2011, we announced that, as part of our efforts to optimize the performance of our Payless and Stride Rite store fleet, we would close approximately 475 under-performing and low-volume, non-strategic stores through 2014. We closed approximately 350 of these stores in 2011, of which approximately 300 were Payless stores in the U.S., Canada and Puerto Rico and about 50 were Stride Rite Children’s locations. During the first quarter of 2012, we closed 5 Payless stores in the United States and Canada and 2 Stride Rite Children’s locations as a part of this announced plan.

Costs associated with this plan, which consist of lease termination, employee severance and other exit costs, are recorded when they are incurred. We estimate that the total costs incurred associated with this plan will be in the range of $20 million to $25 million, however, the ultimate financial impact of this plan is dependent upon the actual exit transactions. In the first quarter of 2012, we recorded $1.7 million of lease termination costs and $1.0 million of other exit costs as part of this plan.

•	Strategic review expenses: In the first quarter of 2012, we recorded $6.4 million of expenses associated with our strategic review.

Consolidated Review of Operations

The following table presents the components of costs and expenses, as a percent of net sales, for the first quarter ended April 28, 2012 (“2012”) and April 30, 2011 (“2011”):

	First Quarter
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	64.4	64.3

Gross margin	35.6	35.7
Selling, general and administrative expense	30.2	30.8

Operating profit	5.4	4.9
Interest expense, net	0.9	1.3

Net earnings before income taxes	4.5	3.6
Effective income tax rate*	17.1	10.8

Net earnings	3.7	3.2
Net earnings attributable to noncontrolling interests	(0.1)	(0.2)

Net earnings attributable to Collective Brands, Inc.	3.6%	3.0%

*	Percent of pre-tax earnings

Net Earnings Attributable to Collective Brands, Inc.

First quarter 2012 net earnings attributable to Collective Brands, Inc. was $33.2 million, or $0.54 per diluted share, versus first quarter 2011 net earnings attributable to Collective Brands, Inc. totaling $26.4 million, or $0.42 per diluted share. The increase in net earnings attributable to Collective Brands, Inc. was due primarily to improved performance in our Payless Domestic reporting segment, partially offset by strategic review expenses, lease termination costs and other exit costs.

Net Sales

Other than total net sales, the table below summarizes net sales information for our retail stores. Stores operated under franchise agreements are excluded from these calculations. Same-store sales are calculated on a weekly basis. Generally, if a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for the week. Our Payless and Stride Rite Children’s e-commerce businesses are included as a store in this calculation.

Percent increases (decreases) are as follows:

	First Quarter
	2012	2011
Total net sales	5.0%	(1.1)%
Same-store sales	8.1	(7.4)
Average selling price per unit	(0.3)	4.1
Unit volume	3.9	(10.7)
Footwear average selling price per unit	1.4	8.4
Footwear unit volume	2.3	(14.6)
Non-footwear average selling price per unit	(5.4)	(5.3)
Non-footwear unit volume	7.9	1.0

Please refer to “Reporting Segment Review of Operations” below for the further details on the changes in net sales for each of our reporting units.

Cost of Sales

Cost of sales was $587.0 million in the first quarter of 2012, up 5.0% from $559.1 million in the first quarter of 2011. The increase in cost of sales from the first quarter 2011 to 2012 is due to the impact of higher net sales and a greater mix of wholesale products, which have a higher cost of sales than our retail products.

Gross Margin

Gross margin rate for the first quarter of 2012 was 35.6%, compared to a gross margin rate of 35.7% in the first quarter of 2011. The decrease in gross margin rate from the first quarter 2011 to 2012 was driven primarily by a greater mix of wholesale products, which have a lower gross margin percentage than our retail products, and higher product costs at PLG, partially offset by the leveraging of fixed costs due to higher net sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $275.9 million in the first quarter of 2012, an increase of 3.1% from $267.5 million in the first quarter of 2011. The increase in SG&A expenses for the first quarter of 2012 compared to 2011 is primarily due to strategic review expenses, employee severance and other exit costs totaling $7.4 million. As a percentage of net sales, SG&A expenses were 30.2% of net sales in the first quarter of 2012 versus 30.8% in the first quarter of 2011.

Interest Expense (Income)

Interest income and expense components were:

	First Quarter
(dollars in millions)	2012	2011
Interest expense	$8.3	$10.9
Interest income	(0.1)	(0.1)

Interest expense, net	$8.2	$10.8

The decline in interest expense in the first quarter of 2012 from the first quarter of 2011 is primarily a result of a lower average interest rate on outstanding debt, driven by a decline in the hedged portion of our Term Loan Facility, and the impact of a lower Senior Subordinated Notes balance.

Income Taxes

Our effective income tax rate was 17.1% during the first quarter of 2012, compared to 10.8% during the first quarter of 2011. We recorded $1.0 million of net favorable discrete events in the first quarter of 2012 and $2.2 million of favorable discrete events in the first quarter of 2011.

Our effective tax rate differs from the U.S. statutory rate principally due to valuation allowances in the United States and the tax impact of our offshore operations in Asia (China, Hong Kong, Taiwan, and Vietnam) which source the majority of our product and are subject to substantially lower local country income taxes. Our weighted average foreign effective tax rate the first quarter of 2012 was 16.8%, compared to 14.1% for the first quarter of 2011.

We continue to maintain a valuation allowance related to the net deferred tax assets in the United States. Future provisions for income taxes will include no tax benefits with respect to deferred tax assets generated and will reflect tax expense only to the extent of current payments until the valuation allowance in the United States is eliminated. The framework established in the accounting for income taxes guidance requires that all available positive and negative evidence be weighed to determine whether a valuation allowance should be recorded.

We have unrecognized tax benefits, inclusive of related interest and penalties, of $34.0 million and $59.1 million as of April 28, 2012 and April 30, 2011, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $20.9 million and $27.2 million, respectively.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at April 28, 2012 will decrease by up to $2.3 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $1.5 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.

As of April 28, 2012, it was our intention to permanently reinvest our 2012 undistributed earnings of foreign subsidiaries not currently subject to U.S. taxation, and no U.S. tax has been provided on these earnings. There is currently no intent to change the assertion for amounts previously treated as permanently reinvested related to prior year offshore earnings. If earnings were distributed, we would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, we would determine whether a credit from foreign taxes already paid would be available to reduce or offset the U.S. tax liability.

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

	First Quarter
(dollars in millions)	2012	2011
Net earnings	$34.0	$28.2
Provision for income taxes	7.0	3.4
Net interest expense	8.2	10.8
Depreciation and amortization	30.1	32.6
Lease termination costs	1.7	—
Strategic review expenses	6.4	—
Employee severance and other exit costs	1.0	—

Adjusted EBITDA	$88.4	$75.0

The increase in adjusted EBITDA in the first quarter of 2012 compared to the first quarter of 2011 is primarily driven by higher gross margins, partially offset by an increase in selling, general and administrative expenses.

We also use free cash flow, defined as cash flow provided by operating activities less capital expenditures, as a non-GAAP performance measure because we believe it provides useful information about our liquidity, our ability to make investments and to service debt. The following table presents our calculation of free cash flow:

	First Quarter
(dollars in millions)	2012	2011
Cash flow provided by (used in) operating activities	$36.2	$(41.3)
Less: Capital expenditures	22.0	10.8

Free cash flow	$14.2	$(52.1)

The increase in free cash flow for the first quarter of 2012 compared to 2011 is primarily related to an increase in cash flow provided by operating activities, partially offset by an increase in capital expenditures. The increase in cash flow provided by operating activities is driven by favorable working capital changes in inventories and accrued expenses and higher profitability as a result of the growth in sales. The increase in capital expenditures is primarily due to the timing of payments for certain technology and store investments.

Finally, we use net debt, defined as total debt less cash and cash equivalents, as a non-GAAP performance measure as we believe it provides useful information about the relationship between our long-term debt obligations and our cash and cash equivalents balance at a point in time. The following table presents our calculation of net debt:

	First Quarter
(dollars in millions)	2012	2011
Total debt	$608.7	$663.3
Less: cash and cash equivalents	193.1	270.4

Net debt	$415.6	$392.9

Net debt increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to decreases in cash and cash equivalents caused by declines in cash provided by operations, offset by the decrease in total debt as a result of debt repayments in 2011.

Reporting Segment Review of Operations

We operate our business using four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail. We evaluate the performance of our reporting segments based on segment net sales and segment operating profit. The following table reconciles reporting segment net sales to consolidated net sales and reporting segment operating profit to our consolidated operating profit for the first quarter of 2012 and 2011:

	First Quarter
(dollars in millions)	2012	2011
Reporting segment net sales:
Payless Domestic	$513.9	$498.4
Payless International	101.2	97.5
PLG Wholesale	230.2	212.5
PLG Retail	66.8	60.6

Total net sales	$912.1	$869.0

Reporting segment operating profit (loss):
Payless Domestic	$23.3	$13.0
Payless International	(1.4)	3.0
PLG Wholesale	22.9	25.3
PLG Retail	4.4	1.1

Total operating profit	$49.2	$42.4

The following table presents the change in store count during the first quarter of 2012 and 2011 by reporting segment. We consider a store relocation to be both a store opening and a store closing.

	Payless Domestic	Payless International	PLG Retail	Total
First Quarter 2012:
Beginning store count	3,499	661	336	4,496
Stores opened	14	2	3	19
Stores closed	(33)	(3)	(3)	(39)

Ending store count	3,480	660	336	4,476

First Quarter 2011:
Beginning store count	3,794	667	383	4,844
Stores opened	13	4	4	21
Stores closed	(19)	(1)	(4)	(24)

Ending store count	3,788	670	383	4,841

As of April 28, 2012, we franchised 160 Payless and 25 PLG Retail stores compared to 79 Payless and 10 PLG Retail stores as of April 30, 2011. Franchised stores are not reflected in the table above.

Payless Domestic Segment Operating Results

The Payless Domestic reporting segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, our sourcing operations and Collective Licensing.

	First Quarter
(dollars in millions)	2012	2011	Percent change 2012 vs. 2011
Net sales	$513.9	$498.4	3.1%
Operating profit	$23.3	$13.0	79.2%
Operating profit as % of net sales	4.5%	2.6%

For the first quarter of 2012, net sales for the Payless Domestic reporting segment increased 3.1% or $15.5 million, to $513.9 million, from the first quarter of 2011. The sales increase was primarily due to a comparable store sales increase of 8.7%, driven by higher conversion and traffic due to improved merchandise mix focused on increasing the percentage of Incredible Value Every Day product and more basic fashions.

As a percentage of net sales, operating profit was 4.5% for the first quarter of 2012 compared to 2.6% in the first quarter of 2011. The percentage increase was driven by the leveraging of fixed costs due to higher net sales and reduced markdowns, partially offset by strategic review expenses, lease termination costs and other exit costs.

Payless International Segment Operating Results

Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands, as well as franchising arrangements under the Payless ShoeSource name. For all periods presented, our franchising operations were not significant.

	First Quarter
(dollars in millions)	2012	2011	Percent change 2012 vs. 2011
Net sales	$101.2	$97.5	3.8%
Operating (loss) profit	$(1.4)	$3.0	(146.7)%
Operating (loss) profit as % of net sales	(1.4)%	3.1%

For the first quarter of 2012, net sales for the Payless International reporting segment increased 3.8% or $3.7 million, to $101.2 million, from the first quarter of 2011. For the first quarter of 2012, same store sales increased one percent, driven by sales increases in Canada, partially offset by sales declines in Puerto Rico and Latin America.

As a percentage of net sales, operating loss was 1.4% for the first quarter of 2012 compared to operating profit of 3.1% in the first quarter of 2011. The decline was driven by higher product costs and lease termination costs this year compared to last year.

PLG Wholesale Segment Operating Results

The PLG Wholesale reporting segment is comprised of PLG’s wholesale operations, which primarily includes sales from the Stride Rite, Sperry Top-Sider, Saucony and Keds brands.

	First Quarter
(dollars in millions)	2012	2011	Percent change 2012 vs. 2011
Net sales	$230.2	$212.5	8.3%
Operating profit	$22.9	$25.3	(9.5)%
Operating profit as % of net sales	9.9%	11.9%

For the first quarter of 2012, net sales for the PLG Wholesale reporting segment increased 8.3% or $17.7 million, to $230.2 million, from the first quarter of 2011. The increase in net sales is due to global gains in the Sperry Top-Sider and Stride Rite brands, partially offset by declines in the Saucony and Keds brands.

As a percentage of net sales, operating profit was 9.9% for the first quarter of 2012 compared to 11.9% in the first quarter of 2011. The decrease was primarily driven by higher product costs, partially offset by the leveraging of fixed costs due to higher net sales.

PLG Retail Segment Operating Results

The PLG Retail reporting segment consists of PLG’s owned Stride Rite children’s stores, PLG’s outlet stores, store-in-stores at select Macy’s Department Stores and Sperry Top-Sider retail stores.

	First Quarter
(dollars in millions)	2012	2011	Percent change 2012 vs. 2011
Net sales	$66.8	$60.6	10.2%
Operating profit	$4.4	$1.1	300.0%
Operating profit as % of net sales	6.6%	1.8%

For the first quarter of 2012, net sales for the PLG Retail reporting segment increased 10.2% or $6.2 million, to $66.8 million, from the first quarter of 2011. The increase in revenues from external customers in the first quarter was primarily due to a comparable store sales increase of 14.9% and the contribution of new Sperry stores, partially offset by fewer Stride Rite Children’s stores.

As a percentage of net sales, operating profit was 6.6% for the first quarter of 2012 compared to 1.8% in the first quarter of 2011. The increase was driven by leveraging of fixed costs due to higher net sales on fewer stores.

Liquidity and Capital Resources

We ended the first quarter of 2012 with a cash and cash equivalents balance of $193.1 million, a decrease of $77.3 million from the 2011 first quarter. The decrease was due primarily to capital expenditures and repayment of debt.

As of April 28, 2012, our foreign subsidiaries and joint ventures had $130.7 million in cash located in financial institutions outside of the United States. A majority of this cash represents undistributed earnings of our foreign subsidiaries, a portion of which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.

As of April 28, 2012, the borrowing base on our Amended Revolving Loan Facility was $300.0 million less $28.6 million in outstanding letters of credit, or $271.4 million. The variable interest rate including the applicable variable margin at April 28, 2012, was 1.11%. We had no borrowings on our Amended Revolving Loan Facility at any time during the first quarter of 2012.

We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than 4.0 to 1. As of April 28, 2012, our leverage ratio, as defined in our Term Loan Facility agreement, was 2.4 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants on our Loan Facilities for the next twelve months. Further, we believe that our liquid assets, cash generated from operations and amounts available under our Amended Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for at least the next twelve months.

Cash Flow Provided by Operating Activities

Cash flow provided by operations was $36.2 million in the first quarter of 2012, compared with cash flow used in operations of $41.3 million in the same period in 2011. The increase in cash flow from operations in the first quarter of 2012 compared to 2011 is primarily due to favorable working capital changes in inventories and accrued expenses, driven by changes in incentive-based compensation accruals.

Cash Flow Used in Investing Activities

Our capital expenditures totaled $22.0 million during the first quarter of 2012, compared with $10.8 million for the same period in 2011. The increase in capital expenditures was primarily due to the timing of payments for certain technology and store investments. Total capital expenditures in 2012 are expected to be approximately $80 million to $85 million compared to $99 million in 2011. We intend to use internal cash and cash flow from operations to finance all of these expenditures.

Cash Flow Used in Financing Activities

We have made the following common stock repurchases:

	First Quarter
	2012		2011
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares
Stock repurchase program	$—	—	$2.0	93
Employee stock purchase, deferred compensation and stock incentive plans
	1.3	70	2.4	118

	$1.3	70	$4.4	211

Under the terms of our Credit Facilities, we are restricted on the amount of common stock we may repurchase. This limit may increase or decrease on a quarterly basis based upon our net earnings.

Contractual Obligations

For a discussion of our other contractual obligations, see a discussion of future commitments under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the fiscal year ended January 28, 2012. There have been no significant developments with respect to our contractual obligations since January 28, 2012.

Financial Condition Ratios

A summary of key financial information for the periods indicated is as follows:

	April 28, 2012	April 30, 2011	January 28, 2012
Debt-capitalization Ratio*	46.0%	43.6%	48.6%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 67.7%, 65.5% and 70.3%, respectively, for the periods referred to above.

Critical Accounting Policies

For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 28, 2012. The following is an update to our critical accounting policies since January 28, 2012.

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

As a result of the May 1, 2012 announcement of our proposed sale to a consortium, a triggering event occurred requiring us to perform an assessment of goodwill at a date other than our annual date. During this assessment, we determined that the fair value of our reporting units exceeded their book value and, as such, there was no impairment of our goodwill.

Our goodwill balance by reporting segment and reporting unit as of April 28, 2012 is as follows:

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

Our PLG Wholesale reporting unit passes step one by a significant margin. A 50 basis point decrease in our assumed future cash flow growth rates, keeping all other variables constant, would cause our Collective Licensing reporting unit to fail step one of the goodwill impairment test. A 50 basis point increase in our assumed discount rate, keeping all other variables constant, would cause our Collective Licensing reporting unit to fail step one of the goodwill impairment test. Under either scenario, we would be required to perform step two of the goodwill impairment test, which could result in the recognition of a significant impairment charge.

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

As a result of the May 1, 2012 announcement of our proposed sale to a consortium, a triggering event occurred requiring us to perform an assessment of indefinite-lived tradenames at a date other than our annual date. During this assessment, we determined that the fair value of our indefinite-lived tradenames exceeded their book value and, as such, there was no impairment charge recorded.

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

Interest Rate Risk

Interest on our Amended Revolving Loan Facility is based on LIBOR plus a variable margin of 1.75% to 2.25%, or the base rate, as defined in the credit agreement. If we were to borrow against the Amended Revolving Loan Facility, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate contract for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate contract provides for a fixed interest rate of approximately 7.75%, portions of which matured on a series of dates through May 17, 2012. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of April 28, 2012, a 100 basis point increase in LIBOR on the unhedged portion of the Company’s Term Loan Facility, which totals $393.1 million, would impact pretax interest expense by approximately $3.9 million annually or approximately $1.0 million per quarter.

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

A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. During 2005, the PRC government adopted an exchange rate system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under this “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of April 27, 2012, the last day of trading in our quarter, the exchange rate was 6.30 Yuan per U.S. dollar compared to 6.50 Yuan per U.S. dollar at the end of our first quarter 2011 and 6.28 Yuan per U.S. dollar at the end of our 2011 fiscal year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Other than as described below, there are no pending legal proceedings other than ordinary, routine litigation incidental to the business to which the Company is a party or of which its property is subject, none of which the Company expects to have a material impact on its financial position, results of operations or cash flows.

Shareholder Litigation

On January 25, 2012, a federal lawsuit was filed in the District of Kansas entitled Local 191 I.B.E.W. Joint Trust Funds v. Collective Brands, et al., Case No. 12-cv-2046 (KHV), naming as defendants the Company, Matthew Rubel, Douglas Treff and Douglas Boessen. The federal complaint purports to state claims under Sections 10(b) and 20(a) of the 1934 Securities Exchange Act, generally alleging that defendants caused the Company to issue false and/or materially misleading public statements concerning its business financial results between December 1, 2010 and May 24, 2011. Plaintiff claims this resulted in the Company common stock trading at artificially inflated levels beginning in December 2010, followed by a sharp decline in the trading price when the Company released its financial results after the close of trading on May 24, 2011.

Subsequently, after the public announcement of the proposed merger, five lawsuits were filed in the Court of Chancery of the State of Delaware: on May 4, 2012, Dusablon v. Collective Brands, Inc., et al., case no. 7498; on May 9, 2012, Augenbaum v. Rubel, et al., case no. 7509; on May 11, 2012, Walker v. Collective Brands, Inc., et al., case no. 7523; on May 17, 2012, Strobeck v. Collective Brands, Inc. et al., case no. 7538; and, Son et al. v. Collective Brands, Inc. et al., case no. 7542. These suits were filed against some or all of the following parties: the Company, its directors and certain of its former and current executive officers, and Blum, Golden

Gate, Wolverine, Parent and Merger Sub. A previously pending stockholder derivative lawsuit, Israni v. Rubel, et al., case no. 12C297, filed in the District Court of Shawnee County, Kansas was amended on May 2, 2012 to include class action allegations relating to the merger agreement and naming the Company, its directors and certain of its former and current executive officers, Blum, Golden Gate, and Wolverine as defendants.

Each of the Delaware complaints and the Kansas state court complaint generally allege, among other things, that the Company’s board of directors and certain of our executive officers have violated various fiduciary duties relating to maximizing stockholder value in negotiating and approving the merger, and that the Company, Blum, Golden Gate and Wolverine aided and abetted such alleged breaches of fiduciary duties. The two Kansas complaints additionally allege that the Company, its directors and certain of its executive officers made materially false and misleading statements regarding the Company’s performance during the third fiscal quarter of 2010, which resulted in the Company’s common stock trading at artificially inflated levels in December 2010, followed by a sharp decline in the trading price when the Company released its financial results in May 2011; and, that the Company, its directors and certain of its executive officers authorized payments to former CEO Matthew E. Rubel upon his termination that were not in the best interests of the Company. Further, the Kansas state court complaint alleges that the Company’s directors are attempting to evade any liability related to the alleged false and misleading statements by entering into the merger agreement with buyers who will indemnify the Company’s directors from any such liability. The plaintiffs seek various remedies, including an injunction against the merger and/or the stockholder vote, declaratory relief with respect to the alleged breaches of fiduciary duty, and monetary damages including attorneys’ fees and expenses.

All defendants deny any wrongdoing in connection with the proposed merger or any of the events that preceded it, and plan to vigorously defend against all pending claims.

ITEM 1A.	RISK FACTORS

For more information regarding our risk factors, see Item 1A in our Form 10-K for the year ended January 28, 2012. There have been no changes to the risk factors disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended April 28, 2012, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
01/29/12 – 02/25/12	—	$—	—	$124.0
02/26/12 – 03/31/12	56	18.41	—	124.0
04/01/12 – 04/28/12	14	19.25	—	124.0

Total	70	$18.58	—	$124.0	(2)

(1)	Includes an aggregate of approximately 70 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.
(2)

On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 6.	EXHIBITS

(a)	Exhibits:

Number	Description

10.1	Collective Brands, Inc. Supplementary Retirement Account Balance Plan as amended and restated May 1, 2012* ±

10.2	2012 Restricted Stock Plan for Non-Management Directors Form of Award Agreement* ±

10.3	Form of Award Agreement for 2010 Long Term Discretionary Cash Award Agreement* ±

10.4	Form of Award Agreement for 2011 Long Term Discretionary Cash Award Agreement* ±

10.5	Form of Award Agreement for Long Term Discretionary Cash Award Agreement Amendment* ±

10.6	2012 Collective Brands, Inc. Stock Incentive Plan* ±

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President -Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President - Chief Financial Officer and Treasurer*

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Earnings (Unaudited) for the 13 Weeks Ended April 28, 2012 and April 30, 2011; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of April 28, 2012, April 30, 2011 and January 28, 2012; (iii) the Condensed Consolidated Statements of Equity (Unaudited) for the 13 Weeks Ended April 28, 2012 and April 30, 2011; (iv) the Condensed Consolidated Statements of Comprehensive Income for the 13 Weeks Ended April 28, 2012 and April 30, 2011; (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 13 Weeks Ended April 28, 2012 and April 30, 2011; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).**

±	Indicates management contract or compensatory plan, contract or agreement
*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 6, 2012	By: /s/ Michael J. Massey
Michael J. Massey
Chief Executive Officer and President
(Principal Executive Officer)

Date: June 6, 2012	By: /s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President -
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)