Form 10-Q
period 2012-07-28
COLLECTIVE BRANDS, INC.
filed 2012-08-31
CIK 1060232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2012

or

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

Registrant's telephone number, including area code (785) 233-5171

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

Common Stock, $.01 par value

61,454,895 shares as of August 24, 2012

COLLECTIVE BRANDS, INC.

FORM 10-Q

FOR THE FISCAL QUARTER ENDED JULY 28, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(UNAUDITED)

(dollars and shares in millions, except per share)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$886.0	$882.4	$1,798.1	$1,751.4
Cost of sales	590.9	673.9	1,177.9	1,233.0

Gross margin	295.1	208.5	620.2	518.4
Selling, general and administrative expenses	273.9	260.9	549.8	528.4
Impairment of goodwill	—	10.0	—	10.0

Operating profit (loss)	21.2	(62.4)	70.4	(20.0)
Interest expense	7.5	10.0	15.8	20.9
Interest income	(0.2)	(0.1)	(0.3)	(0.2)

Net earnings (loss) before income taxes	13.9	(72.3)	54.9	(40.7)
Provision (benefit) for income taxes	2.4	(39.0)	9.4	(35.6)

Net earnings (loss)	11.5	(33.3)	45.5	(5.1)
Net earnings attributable to noncontrolling interests	(1.8)	(1.7)	(2.6)	(3.5)

Net earnings (loss) attributable to Collective Brands, Inc.	$9.7	$(35.0)	$42.9	$(8.6)

Earnings (loss) per share attributable to Collective Brands, Inc. common shareholders:
Basic	$0.16	$(0.58)	$0.70	$(0.14)
Diluted	$0.16	$(0.58)	$0.70	$(0.14)
Weighted average shares outstanding:
Basic	60.6	60.3	60.4	60.5
Diluted	61.4	60.3	61.1	60.5

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(dollars in millions)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Comprehensive income (loss):
Net earnings (loss)	$11.5	$(33.3)	$45.5	$(5.1)
Other comprehensive income:
Translation adjustments	(3.3)	(1.4)	0.8	6.6
Change in fair value of derivatives	0.3	2.6	0.9	4.4
Income tax impact of change in fair value of derivatives	(0.1)	(1.1)	—	(1.7)
Change in unrecognized pension benefits	1.5	1.7	3.2	2.8
Income tax impact of change in unrecognized pension benefits	—	(0.6)	—	(0.9)

Other comprehensive (loss) income, net	(1.6)	1.2	4.9	11.2

Comprehensive income (loss)	9.9	(32.1)	50.4	6.1
Comprehensive loss attributable to noncontrolling interests	(1.7)	(2.0)	(3.1)	(4.1)

Comprehensive income (loss) attributable to Collective Brands, Inc.	$8.2	$(34.1)	$47.3	$2.0

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(dollars in millions)

	July 28, 2012	July 30, 2011	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$190.3	$234.8	$181.3
Accounts receivable, net of allowance for doubtful accounts and returns reserve as of July 28, 2012, July 30, 2011 and January 28, 2012 of $6.9, $7.1 and $6.3, respectively	189.0	171.8	146.0
Inventories	624.4	585.0	563.4
Deferred income taxes	6.7	36.5	7.2
Prepaid expenses	68.7	59.8	61.5
Other current assets	21.5	20.3	21.8

Total current assets	1,100.6	1,108.2	981.2

Property and Equipment:
Land	5.9	6.0	5.9
Property, buildings and equipment	1,426.4	1,437.3	1,411.5
Accumulated depreciation and amortization	(1,084.0)	(1,059.9)	(1,048.0)

Property and equipment, net	348.3	383.4	369.4

Intangible assets, net	379.2	390.7	384.7
Goodwill	269.8	269.8	269.8
Deferred income taxes	12.8	6.8	10.7
Other assets	28.2	39.4	31.4

Total Assets	$2,138.9	$2,198.3	$2,047.2

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$5.1	$5.1	$5.1
Accounts payable	325.2	310.0	291.6
Accrued expenses	156.9	154.4	147.0

Total current liabilities	487.2	469.5	443.7

Long-term debt	602.3	657.0	604.8
Deferred income taxes	120.7	40.6	122.4
Other liabilities	198.1	186.1	202.8
Commitments and contingencies (Note 12)
Equity:
Collective Brands, Inc. shareowners’ equity	703.6	816.5	644.8
Noncontrolling interests	27.0	28.6	28.7

Total equity	730.6	845.1	673.5

Total Liabilities and Equity	$2,138.9	$2,198.3	$2,047.2

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

(dollars in millions)

	Collective Brands, Inc. Shareowners’ Equity
	Outstanding	Additional		Accumulated Other	Non-
	Common	Paid-in	Retained	Comprehensive	controlling	Total Equity
	Stock	Capital	Earnings	Income (Loss)	Interests
Balance at January 29, 2011	$0.6	$(2.5)	$834.9	$(10.1)	$31.5	$854.4

Net (loss) earnings	—	—	(8.6)	—	3.5	(5.1)
Translation adjustments	—	—	—	6.0	0.6	6.6
Change in fair value of derivatives, net of taxes of $1.7	—	—	—	2.7	—	2.7
Change in unrecognized pension benefits, net of taxes of $0.9	—	—	—	1.9	—	1.9
Issuances of common stock under stock plans	—	1.8	—	—	—	1.8
Purchases of common stock	—	(7.3)	(10.9)	—	—	(18.2)
Amortization of unearned nonvested shares	—	4.2	—	—	—	4.2
Share-based compensation expense	—	3.8	—	—	—	3.8
Distributions to noncontrolling interests	—	—	—	—	(7.0)	(7.0)

Balance at July 30, 2011	$0.6	$—	$815.4	$0.5	$28.6	$845.1

Balance at January 28, 2012	$0.6	$—	$665.8	$(21.6)	$28.7	$673.5

Net earnings	—	—	42.9	—	2.6	45.5
Translation adjustments	—	—	—	0.3	0.5	0.8
Change in fair value of derivatives, net of taxes of $0.0	—	—	—	0.9	—	0.9
Change in unrecognized pension benefits, net of taxes of $0.0	—	—	—	3.2	—	3.2
Issuances of common stock under stock plans	—	9.1	—	—	—	9.1
Purchases of common stock	—	(1.5)	—	—	—	(1.5)
Amortization of unearned nonvested shares	—	2.8	—	—	—	2.8
Share-based compensation expense	—	1.1	—	—	—	1.1
Distributions to noncontrolling interests	—	—	—	—	(4.8)	(4.8)

Balance at July 28, 2012	$0.6	$11.5	$708.7	$(17.2)	$27.0	$730.6

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(dollars in millions)

	26 Weeks Ended
	July 28, 2012	July 30, 2011
Operating Activities:
Net earnings (loss)	$45.5	$(5.1)
Adjustments for non-cash items included in net earnings:
Loss on impairment and disposal of assets	4.4	36.3
Impairment of goodwill and indefinite-lived tradenames	—	41.1
Depreciation and amortization	59.4	66.4
Provision for losses on accounts receivable	1.1	0.4
Share-based compensation expense	4.1	8.6
Deferred income taxes	(3.3)	(29.3)
Changes in working capital
Accounts receivable	(45.5)	(56.6)
Inventories	(61.1)	(50.8)
Prepaid expenses and other current assets	(7.2)	(3.4)
Accounts payable	29.8	21.9
Accrued expenses	16.7	(29.4)
Changes in other assets and liabilities, net	0.7	(22.9)

Cash flow provided by (used in) operating activities	44.6	(22.8)

Investing Activities:
Capital expenditures	(40.7)	(42.3)

Cash flow used in investing activities	(40.7)	(42.3)

Financing Activities:
Repayment of debt	(2.6)	(2.6)
Issuances of common stock	9.1	1.8
Purchases of common stock	(1.5)	(18.2)
Distribution to noncontrolling interests	(4.8)	(7.0)

Cash flow provided by (used in) financing activities	0.2	(26.0)

Effect of exchange rate changes on cash	4.9	1.8

Increase (decrease) in cash and cash equivalents	9.0	(89.3)
Cash and cash equivalents, beginning of year	181.3	324.1

Cash and cash equivalents, end of quarter	$190.3	$234.8

Supplemental cash flow information:
Interest paid	$15.9	$20.9
Income taxes paid	$12.3	$15.9
Non-cash investing activities:
Accrued capital expenditures	$8.8	$13.2

See Notes to Condensed Consolidated Financial Statements.

COLLECTIVE BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Interim Results

These unaudited Condensed Consolidated Financial Statements of Collective Brands, Inc., a Delaware corporation, and subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the Notes to the Consolidated Financial Statements (pages 65-107) in the Company's 2011 Annual Report on Form 10-K. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, these unaudited Condensed Consolidated Financial Statements are fairly presented and all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods have been included; however, certain items included in these statements are based upon estimates for the entire year. The Condensed Consolidated Balance Sheet as of January 28, 2012 has been derived from the audited financial statements at that date.

Collective Brands consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing (“CLI”). The Company’s operations in the Central and South American Regions operate as consolidated joint ventures in which the Company maintains a 60% ownership interest. The reporting period for operations in the Central and South American Regions is a December 31 year-end. The Central American Region is comprised of operations in Costa Rica, the Dominican Republic, El Salvador, Guatemala, Honduras, Jamaica, Nicaragua, Panama and Trinidad & Tobago. The South American Region is comprised of operations in Colombia and Ecuador. The effects of the one-month lag for the operations in the Central and South American Regions are not significant to the Company’s financial position and results of operations. All intercompany amounts have been eliminated. The results for the twenty-six week period ended July 28, 2012 are not necessarily indicative of the results that may be expected for the entire fifty-three week fiscal year ending February 2, 2013.

Note 2 – Exit Costs

In 2011, the Company announced that, as part of its efforts to optimize the performance of its Payless and Stride Rite store fleet, it would close approximately 475 under-performing and low-volume, non-strategic stores in the next three years. During 2011, the Company closed 352 stores, of which 298 were Payless locations in the U.S., Canada and Puerto Rico and 54 were Stride Rite Children’s locations. During the first six months of 2012, the Company closed five Payless stores in the United States and Canada and two Stride Rite Children’s locations as a part of this announced plan.

Costs associated with this plan, which consist of lease termination costs, employee severance and other exit costs, are recorded at fair value. The Company estimates that these costs will total $20 million to $25 million; however, the ultimate financial impact of this plan is dependent upon the actual exit transactions. The lease termination costs are recorded within cost of sales on the Condensed Consolidated Statement of Earnings (Loss) on the earlier of the date that the store is closed or lease buyouts are negotiated with the landlords. Employee severance costs consist of severance payments made to certain terminated associates and are recorded ratably over the associate’s required service period from the date the termination has been communicated to the associate. The employee severance costs are recorded within selling, general and administrative expenses on the Condensed Consolidated Statement of Earnings (Loss) and are recorded within accrued expenses on the Condensed Consolidated Balance Sheet.

(dollars in millions)	Accrual Balance as of January 28, 2012	Costs Incurred	Cash Payments	Accrual Balance as of July 28, 2012	Total Charges to Date
Lease termination costs (1)	$5.8	$2.0	$(3.9)	$3.9	$12.6
Employee severance and other exit costs	1.7	0.7	(2.4)	—	3.1

Total	$7.5	$2.7	$(6.3)	$3.9	$15.7

(1)

The accrual balance as of January 28, 2012 was changed from $1.6 (disclosed in the prior period) to $5.8, as the previously-disclosed prior period amount did not include a $4.2 accrual as of January 29, 2011 related to lease costs incurred and recorded prior to the commencement of the exit activities.

Of the $12.6 million of lease termination costs recorded to date, $10.6 million are recorded in the Payless Domestic reporting segment, $1.2 million are recorded in the Payless International reporting segment and $0.8 million are recorded in the PLG Retail reporting segment. Of the $3.1 million of employee severance and other costs recorded to date, $2.6 million are recorded in the Payless Domestic reporting segment, $0.3 million are recorded in the PLG Retail reporting segment and $0.2 million are recorded in the Payless International reporting segment.

Note 3 – Intangible Assets and Goodwill

In the second quarter of 2011 the Company revised certain financial projections due to underperformance in certain retail businesses. These revisions indicated a potential impairment of certain indefinite lived tradenames and, as such, required an assessment of the fair value of these indefinite-lived tradenames to determine if their book value exceeded their fair value. This assessment indicated that the book value of certain indefinite-lived tradenames exceeded their fair value and the Company recognized $31.1 million of pre-tax impairment charges in cost of sales. Of the $31.1 million pre-tax impairment charge, $23.5 million was in the PLG Wholesale reporting segment and $7.6 million was in the Payless Domestic reporting segment.

The following is a summary of the Company’s intangible assets other than goodwill:

(dollars in millions)	July 28, 2012	July 30, 2011	January 28, 2012
Intangible assets subject to amortization:

Favorable lease rights:
Gross carrying amount	$20.6	$23.3	$20.5
Less: accumulated amortization	(18.2)	(19.4)	(17.6)

Carrying amount, end of period	2.4	3.9	2.9

Customer relationships:
Gross carrying amount	74.2	74.2	74.2
Less: accumulated amortization	(57.2)	(49.5)	(53.7)

Carrying amount, end of period	17.0	24.7	20.5

Trademarks and other intangible assets:
Gross carrying amount	40.1	39.0	39.9
Less: accumulated amortization	(14.7)	(11.3)	(13.0)

Carrying amount, end of period	25.4	27.7	26.9

Carrying amount of intangible assets subject to amortization	44.7	56.3	50.3

Indefinite-lived trademarks	334.4	334.4	334.4

Total intangible assets	$379.2	$390.7	$384.7

Amortization expense on intangible assets is as follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Amortization expense on intangible assets	$2.7	$3.1	$5.4	$6.5

The Company expects amortization expense for the remainder of 2012 and the following four years to be as follows (dollars in millions):

Year	Amount
Remainder of 2012	$5.7
2013	9.8
2014	8.5
2015	6.1
2016	2.0

The following presents the carrying amount of goodwill, by reporting segment and reporting unit (dollars in millions):

Reporting Segment	Reporting Unit	July 28, 2012	July 30, 2011	January 28, 2012
PLG Wholesale	PLG Wholesale	$239.6	$239.6	$239.6
Payless Domestic	Collective Licensing	30.2	30.2	30.2

Total (1)		$269.8	$269.8	$269.8

(1)	Cumulative goodwill impairment charges total $52.0 million, of which $42.0 million relates to the PLG Retail reporting segment and $10.0 million relates to the Payless Domestic reporting segment.

As a result of the May 1, 2012 announcement of the proposed sale of the Company to a consortium of buyers including Wolverine World Wide, Inc., Blum Strategic Partners IV, L.P. and Golden Gate Capital Opportunity Fund, L.P., a triggering event occurred requiring an assessment of goodwill and indefinite-lived tradenames. During this assessment, the Company determined that the fair value of its reporting units and indefinite-lived tradenames exceeded its book value and, as such, there was no impairment charge recorded.

In the second quarter of 2011, as a result of underperformance of certain retail businesses, the Company revised its financial projections related to its reporting units. These revisions indicated a potential impairment of goodwill and, as such, the fair value of the Company’s reporting units were assessed to determine if their book value exceeded their fair value. As a result of this assessment, the Company determined that the book value of goodwill exceeded its fair value and recognized $10.0 million of pre-tax goodwill impairment charges in the Payless Domestic reporting segment.

Note 4 – Long-Term Debt

The following is a summary of the Company’s long-term debt and capital lease obligations:

(dollars in millions)	July 28, 2012	July 30, 2011	January 28, 2012
Term Loan Facility (1)	$481.8	$486.8	$484.4
Senior Subordinated Notes (2)	124.7	174.3	124.6
Amended Revolving Loan Facility (3)	—	—	—
Capital-lease obligations	0.9	1.0	0.9

Total debt	607.4	662.1	609.9
Less: current maturities of long-term debt	5.1	5.1	5.1

Long-term debt	$602.3	$657.0	$604.8

(1)

As of July 28, 2012, July 30, 2011 and January 28, 2012, the fair value of the Company's Term Loan Facility was $480.0 million, $478.4 million and $479.5 million, respectively, based on quoted market prices for similar issues with similar remaining maturities. The fair value of the Company’s Term Loan Facility is valued using level 2 measurements as defined in the Fair Value Measurements footnote.

(2)

As of July 28, 2012, July 30, 2011 and January 28, 2012, the fair value of the Company's Senior Subordinated Notes was $125.5 million, $175.6 million and $125.6 million, respectively, based on trading activity as of those dates. The fair value of the Company’s Senior Subordinated Notes is valued using level 1 measurements as defined in the Fair Value Measurements footnote.

(3)

As of July 28, 2012, the Company's borrowing base on its Amended Revolving Loan Facility was $300.0 million less $21.2 million in outstanding letters of credit, or $278.8 million. The variable interest rate, including the applicable variable margin at July 28, 2012, was 1.12%.

As of July 28, 2012, the Company was in compliance with all of its debt covenants related to its outstanding debt.

Note 5 – Derivatives

During 2007, the Company entered into an interest rate contract for an initial amount of $540 million to hedge a portion of its variable rate $725 million Term Loan Facility (“interest rate contract”), portions of which matured on a series of dates through May 17, 2012.

The Company has also entered into a series of forward contracts to hedge a portion of certain foreign currency purchases (“foreign currency contracts”). The foreign currency contracts provide for a fixed exchange rate and mature over a series of dates through October 2012. As of July 28, 2012, the Company had hedges on $21.5 million of its forecasted foreign currency purchases. The fair value, amounts classified in other comprehensive income (“OCI”), and the amounts reclassified from accumulated other comprehensive income (“AOCI”) on the foreign currency contracts were not significant for any periods presented.

The interest rate contract was designated as a cash flow hedging instrument. The change in the fair value of the interest rate contract was recorded as a component of AOCI and reclassified into earnings in the periods in which earnings were impacted by the hedged item. The following table presents the fair value of the Company’s hedging portfolio related to its interest rate contract:

	Location on Condensed Consolidated Balance Sheets	Fair Value
(dollars in millions)		July 28, 2012	July 30, 2011	January 28, 2012
Interest rate contract	Accrued expenses	$—	$3.3	$2.0

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

	Gain Recognized in OCI on Derivatives			Loss Reclassified from AOCI into (Loss) Earnings
	13 Weeks Ended		Location on Condensed Consolidated Statement of Earnings (Loss)	13 Weeks Ended
(dollars in millions)	July 28, 2012	July 30, 2011		July 28, 2012	July 30, 2011
Interest rate contract	$—	$0.2	Interest expense	$—	$(1.1)

	Gain Recognized in OCI on Derivatives			Loss Reclassified from AOCI into (Loss) Earnings
	26 Weeks Ended		Location on Condensed Consolidated Statement of Earnings (Loss)	26 Weeks Ended
(dollars in millions)	July 28, 2012	July 30, 2011		July 28, 2012	July 30, 2011
Interest rate contract	$—	$—	Interest expense	$(0.9)	$(2.7)

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

Level 1: observable inputs such as quoted prices in active markets

Level 2: inputs other than the quoted prices in active markets that are observable either directly or indirectly

Level 3: unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions

The following table presents financial assets and financial liabilities that the Company measures at fair value on a recurring basis. The Company has classified these financial assets and liabilities in accordance with the fair value hierarchy:

	Estimated Fair Value Measurements
(dollars in millions)	Quoted Prices in Active Markets (Level 1)	Significant Observable Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
As of July 28, 2012:
Financial Assets:
Money market funds	$71.8	$—	$—	$71.8
Financial Liabilities:
Interest rate contract(1)	$—	$—	$—	$—

As of July 30, 2011:
Financial Assets:
Money market funds	$137.5	$—	$—	$137.5
Financial Liabilities:
Interest rate contract(1)	$—	$3.3	$—	$3.3

As of January 28, 2012:
Financial Assets:
Money market funds	$69.2	$—	$—	$69.2
Financial Liabilities:
Interest rate contract(1)	$—	$2.0	$—	$2.0

(1)	The fair value of the interest rate contract is determined using a mark-to-market valuation technique based on an observable interest rate yield curve and adjusting for credit risk.

The Company evaluates its store assets on a quarterly basis to determine if its assets are recoverable by analyzing historical results, trends, stores identified for closure and other qualitative considerations.

For the thirteen weeks ended July 28, 2012, the asset impairment test indicated that $2.4 million of the Company’s assets had a fair value of $0.9 million and, as such, the Company recorded a $1.5 million impairment charge in cost of sales on the Condensed Consolidated Statement of Earnings (Loss). For the twenty-six weeks ended July 28, 2012, the accumulation of the quarterly asset impairment tests indicated that $3.2 million of the Company’s assets had a fair value of $1.3 million and, as such, the Company recorded a $1.9 million impairment charge in cost of sales on the Condensed Consolidated Statement of Earnings (Loss). The following table summarizes the asset impairment charges by reporting segment:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Payless Domestic	$0.9	$27.3	$1.1	$28.6
Payless International	0.6	2.8	0.8	2.8
PLG Wholesale	—	0.7	—	0.7
PLG Retail	—	3.3	—	3.3

Total	$1.5	$34.1	$1.9	$35.4

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

Payless Plan

The Payless Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of management employees. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Components of pension expense:
Service cost	$0.2	$0.2	$0.4	$0.4
Interest cost	0.3	0.4	0.7	0.9
Amortization of prior service cost	0.4	0.4	0.8	0.8
Amortization of actuarial loss	0.6	0.4	1.1	0.8

Total	$1.5	$1.4	$3.0	$2.9

PLG Plan

The PLG Plan is a noncontributory defined benefit pension plan, which no longer accrues future benefits, covering certain eligible PLG associates. The components of pension expense for the plan were:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Components of pension expense:
Interest cost	$1.1	$1.2	$2.3	$2.4
Expected return on net assets	(1.4)	(1.4)	(2.8)	(2.7)
Amortization of actuarial loss	0.6	0.3	1.3	0.6

Total	$0.3	$0.1	$0.8	$0.3

Asia Plan

The Asia Plan is a nonqualified, supplementary account balance defined benefit plan for a select group of employees in Asia. The plan is an unfunded, noncontributory plan. The components of pension expense for the plan were not significant for the twenty-six weeks ended July 28, 2012 and July 30, 2011.

Note 8 – Share-Based Compensation

Under its equity incentive plans, the Company may grant share appreciation awards consisting of stock-settled stock appreciation rights (“stock-settled SARs”), cash-settled stock appreciation rights (“cash-settled SARs”), as well as full value awards in the form of nonvested shares and nonvested share units and phantom stock units (“phantom nonvested share units”).

The Company’s 2006 Stock Incentive Plan (“2006 SIP”) allows the Company to grant a maximum of 4,987,000 shares. On May 24, 2012, the Company’s stockholders approved the 2012 Stock Incentive Plan (“2012 SIP”), which allows the Company to grant an additional 3,375,000 shares. Appreciation awards to be granted under the plans have a maximum term of seven years and can vest on a graded schedule, a cliff basis or based on performance. The exercise price of an appreciation award may not be less than the fair market value of the Company's stock on the grant date. Associates who receive full value awards pay no monetary consideration. Awards under the plans can be granted with or without performance restrictions. Restrictions, including performance restrictions, lapse over periods of up to seven years, as determined at the date of grant.

The number of shares for grants made in the twenty-six weeks ended July 28, 2012 and July 30, 2011 are as follows:

	13 Weeks Ended				26 Weeks Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
	Share units	Maximum share equivalents	Share units	Maximum Share equivalents	Share units	Maximum share equivalents	Share units	Maximum Share equivalents
Stock-settled SARs(1):
Vest in installments over 3 years	—	—	—	—	—	—	213,141	118,412

(1)

All of the stock-settled SARs issued by the Company in the periods presented contain an appreciation cap, which limits the appreciation for which shares of common stock will be granted. The appreciation cap is limited to 125% of the fair market value of the underlying common stock on the grant date of the SAR, meaning that the maximum shares issuable under a SAR is 0.56 shares per SAR.

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Nonvested shares and nonvested share units:
Cliff vest after 3 years	2,443	4,031	239,926	160,718
Performance grant—vest in installments over 3 years(2)	814	677	96,849	131,755
Performance grant—cliff vest after 3 years(2)	—	4,880	—	97,463

Phantom nonvested share units:
Cliff vest after 3 years	—	—	7,212	1,350
Performance grant—vest in installments over 3 years(2)	—	—	536	450
Performance grant—cliff vest after 3 years(2)	—	—	—	6,584

(2)

Certain nonvested shares are subject to a performance condition for vesting. The performance grant vests only if the performance condition is met. As of July 28, 2012, the Company has assessed the likelihood that the performance condition will be met and has recorded the related expense based on the estimated outcome.

The total fair value of share grants for the thirteen weeks ended July 28, 2012 and July 30, 2011 is $0.1 million and $0.1 million, respectively. The total fair value of share grants for the twenty-six weeks ended July 28, 2012 and July 30, 2011 is $6.3 million and $9.6 million, respectively.

Total share-based compensation expense is summarized as follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Cost of sales	$0.4	$1.3	$1.0	$2.2
Selling, general and administrative expenses	1.3	3.8	3.1	6.4

Share-based compensation expense	$1.7	$5.1	$4.1	$8.6

Included in share-based compensation expense for the twenty-six weeks ended July 28, 2012 is $0.8 million of expense that was recognized as a result of the grants made in 2012. No amount of share-based compensation was capitalized. As of July 28, 2012, the Company had unrecognized compensation expense related to nonvested awards of $9.2 million, which is expected to be recognized over a weighted average period of 1.0 years.

Note 9 – Income Taxes

The Company’s effective income tax rate was 17.1% during the twenty-six weeks ended July 28, 2012, compared to a 87.5% benefit rate during the twenty-six weeks ended July 30, 2011. The Company’s effective income tax rate was 17.3% during the thirteen weeks ended July 28, 2012, compared to a 53.9% benefit rate during the thirteen weeks ended July 30, 2011. The Company recorded $2.2 million of net favorable discrete events in the twenty-six weeks ended July 28, 2012 and $1.4 million of favorable discrete events for the twenty-six weeks ended July 30, 2011.

The Company’s effective tax rate differs from the U.S. statutory rate principally due to valuation allowances in the United States and the tax impact of offshore operations in Asia (China, Hong Kong, Taiwan, Indonesia and Vietnam) from which the Company sources the majority of its product and is subject to substantially lower local country income taxes. The Company’s weighted average foreign effective tax rate projected for 2012 is 11.1%, compared to 17.7% projected as of the second quarter of 2011. The rate projected as of the second quarter of 2011 was higher primarily due to an audit settlement payment made in Asia during the second quarter of 2011.

The Company continues to maintain a valuation allowance related to the net deferred tax assets in the United States, as well as certain foreign jurisdictions. The framework established in the accounting for income taxes guidance requires that all available positive and negative evidence be weighed to determine whether a valuation allowance should be recorded or released. The realizability of deferred tax assets will continue to be monitored quarterly. The valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from using their loss carryforwards or utilizing other deferred tax assets in the future. If the deferred tax assets currently subject to a valuation allowance are ultimately realized in the future, the benefit will be recorded in the Condensed Consolidated Statement of Earnings (Loss), except for the portion related to AOCI, which will be credited to Collective Brands, Inc. shareowners’ equity. If the Company’s near-term forecasts are not achieved, they may be required to record additional valuation allowances against deferred tax assets. This could have a material impact on the Company’s financial position and results of operations in a particular period.

The Company has unrecognized tax benefits, inclusive of related interest and penalties, of $34.2 million and $38.3 million as of July 28, 2012 and July 30, 2011, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $21.0 million and $24.7 million, respectively.

The Company anticipates that it is reasonably possible that the total amount of unrecognized tax benefits at July 28, 2012 will decrease by up to $2.3 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $1.5 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.

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

	13 Weeks Ended		26 Weeks Ended
(dollars in millions, except per share amounts; shares in thousands)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net earnings (loss) attributable to Collective Brands, Inc.	$9.7	$(35.0)	$42.9	$(8.6)
Less: net earnings allocated to participating securities(1)	0.1	—	0.4	—

Net earnings (loss) available to common shareholders	$9.6	$(35.0)	$42.5	$(8.6)

Weighted average shares outstanding—basic	60,647	60,275	60,380	60,465
Net effect of dilutive stock options	58	—	56	—
Net effect of dilutive stock-settled SARs	671	—	636	—

Weighted average shares outstanding—diluted	61,376	60,275	61,072	60,465

Basic earnings (loss) per share attributable to common shareholders	$0.16	$(0.58)	$0.70	$(0.14)
Diluted earnings (loss) per share attributable to common shareholders	$0.16	$(0.58)	$0.70	$(0.14)

(1)

Net earnings allocated to participating securities is calculated based upon a weighted average percentage of participating securities in relation to total shares outstanding. Net losses are not allocated to participating securities.

The Company excluded approximately 2.7 million and 3.1 million stock options and stock-settled SARs from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 28, 2012, respectively, because to include them would have been antidilutive. All of the Company’s stock options and stock-settled SARs were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2011 as their effects were antidilutive. Certain grants that are subject to performance conditions for vesting are considered antidilutive if the performance conditions are not met as of the end of the reporting period.

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

Payless International’s operations in the Central American and South American Regions are operated as joint ventures in which the Company maintains a 60% ownership interest. Noncontrolling interest represents the Company’s joint venture partners’ share of net earnings or losses on applicable international operations. Certain management costs for services performed by Payless Domestic and certain royalty fees and sourcing fees charged by Payless Domestic are allocated to the Payless International segment. These total costs and fees amounted to $10.9 million and $10.1 million during the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, and $22.0 million and $18.9 million during the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. The reporting period for operations in the Central and South American Regions use a December 31 year-end. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. All intercompany amounts have been eliminated. Information on the Company’s reporting segments is as follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in millions)	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Reporting segment net sales:
Payless Domestic	$477.0	$494.5	$990.9	$992.9
Payless International	119.4	117.2	220.6	214.7
PLG Wholesale	231.0	217.7	461.2	430.2
PLG Retail	58.6	53.0	125.4	113.6

Total net sales	$886.0	$882.4	$1,798.1	$1,751.4

Reporting segment operating profit (loss):
Payless Domestic	$(7.7)	$(63.8)	$15.6	$(50.8)
Payless International	7.8	8.6	6.4	11.6
PLG Wholesale	24.3	(0.3)	47.2	25.0
PLG Retail	(3.2)	(6.9)	1.2	(5.8)

Total operating profit (loss)	$21.2	$(62.4)	$70.4	$(20.0)

(dollars in millions)	July 28, 2012	July 30, 2011	January 28, 2012
Reporting segment total assets:
Payless Domestic	$910.6	$973.2	$834.6
Payless International	224.9	218.7	232.3
PLG Wholesale	918.2	931.4	912.0
PLG Retail	85.2	75.0	68.3

Total assets	$2,138.9	$2,198.3	$2,047.2

Note 12 – Commitments and Contingencies

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), which is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-05 require companies to display adjustments for items that are reclassified from other comprehensive income ("OCI") to net income in both net income and OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of ASU 2011-05 did not have a significant impact on the Company’s Condensed Consolidated Financial Statements.

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which is effective for annual reporting periods, and interim periods within those years, beginning after September 15, 2012. ASU 2012-02 amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB issued the ASU in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. The Company does not believe ASU 2012-02 will have a significant impact on its Condensed Consolidated Financial Statements.

Note 14 – Related Party Transactions

The Company maintains banking relationships with certain financial institutions that are affiliated with some of the Company’s Latin America joint venture partners. Total deposits in these financial institutions as of July 28, 2012, July 30, 2011 and January 28, 2012 were $5.3 million, $2.7 million and $10.7 million, respectively. There were no borrowings with these financial institutions for any periods presented.

Note 15 – Pending Transaction

On May 1, 2012, the Company entered into a definitive agreement with a consortium of companies comprised of Wolverine World Wide, Inc., Blum Strategic Partners IV, L.P. and Golden Gate Capital Opportunity Fund, L.P., under which Collective Brands will be sold for $21.75 per share in cash. The closing of this transaction, which was approved by shareholders on August 21, 2012, is expected to occur late in the third or early in the fourth calendar quarter of 2012.

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

The following supplemental financial information sets forth, on a consolidating basis:

•

The Condensed Consolidating Statements of Earnings for the Company (the “Parent Company”), for the Guarantor Subsidiaries and for the Company’s Non-Guarantor Subsidiaries (the “Non-guarantor Subsidiaries”) and total Condensed Consolidated Collective Brands, Inc. and Subsidiaries (“Consolidated”) for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011

•	The Condensed Consolidated Statements of Comprehensive Income for the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011,

•	The Condensed Consolidating Balance Sheets as of July 28, 2012, July 30, 2011, and January 28, 2012, and;

•	The Condensed Consolidating Statements of Cash Flows for the twenty-six weeks ended July 28, 2012 and July 30, 2011.

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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

(dollars in millions)

	13 Weeks Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$747.4	$423.8	$(285.2)	$886.0
Cost of sales	—	516.5	354.2	(279.8)	590.9

Gross margin	—	230.9	69.6	(5.4)	295.1
Selling, general and administrative expenses	1.3	235.1	42.9	(5.4)	273.9

Operating (loss) profit	(1.3)	(4.2)	26.7	—	21.2
Interest expense	11.7	5.1	0.1	(9.4)	7.5
Interest income	—	(9.0)	(0.6)	9.4	(0.2)
Equity in earnings of subsidiaries	(22.7)	(24.0)	—	46.7	—

Earnings before income taxes	9.7	23.7	27.2	(46.7)	13.9
Provision for income taxes	—	1.0	1.4	—	2.4

Net earnings	9.7	22.7	25.8	(46.7)	11.5
Net earnings attributable to noncontrolling interests	—	—	(1.8)	—	(1.8)

Net earnings attributable to Collective Brands, Inc.	$9.7	$22.7	$24.0	$(46.7)	$9.7

	26 Weeks Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,535.3	$786.5	$(523.7)	$1,798.1
Cost of sales	—	1,027.9	663.1	(513.1)	1,177.9

Gross margin	—	507.4	123.4	(10.6)	620.2
Selling, general and administrative expenses	2.5	474.6	83.3	(10.6)	549.8

Operating (loss) profit	(2.5)	32.8	40.1	—	70.4
Interest expense	23.4	11.0	0.2	(18.8)	15.8
Interest income	—	(18.0)	(1.1)	18.8	(0.3)
Equity in earnings of subsidiaries	(68.8)	(34.7)	—	103.5	—

Earnings before income taxes	42.9	74.5	41.0	(103.5)	54.9
Provision for income taxes	—	5.7	3.7	—	9.4

Net earnings	42.9	68.8	37.3	(103.5)	45.5
Net earnings attributable to noncontrolling interests	—	—	(2.6)	—	(2.6)

Net earnings attributable to Collective Brands, Inc.	$42.9	$68.8	$34.7	$(103.5)	$42.9

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(dollars in millions)

	13 Weeks Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Comprehensive income:
Net earnings	$9.7	$22.7	$25.8	$(46.7)	$11.5
Other comprehensive income:
Translation adjustments	—	—	(3.3)	—	(3.3)
Change in fair value of derivatives	—	0.3	—	—	0.3
Income tax impact of change in fair value of derivatives	—	(0.1)	—	—	(0.1)
Change in unrecognized pension benefits	—	1.5	—	—	1.5
Equity in other comprehensive income of subsidiaries	(1.5)	(3.2)	—	4.7	—

Other comprehensive loss, net	(1.5)	(1.5)	(3.3)	4.7	(1.6)

Comprehensive income	8.2	21.2	22.5	(42.0)	9.9
Comprehensive loss attributable to noncontrolling interests	—	—	(1.7)	—	(1.7)

Comprehensive income attributable to Collective Brands, Inc.	$8.2	$21.2	$20.8	$(42.0)	$8.2

	26 Weeks Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Comprehensive income:
Net earnings	$42.9	$68.8	$37.3	$(103.5)	$45.5
Other comprehensive income:
Translation adjustments	—	—	0.8	—	0.8
Change in fair value of derivatives	—	0.9	—	—	0.9
Change in unrecognized pension benefits	—	3.2	—	—	3.2
Equity in other comprehensive income of subsidiaries	4.4	0.3	—	(4.7)	—

Other comprehensive income, net	4.4	4.4	0.8	(4.7)	4.9

Comprehensive income	47.3	73.2	38.1	(108.2)	50.4
Comprehensive loss attributable to noncontrolling interests	—	—	(3.1)	—	(3.1)

Comprehensive income attributable to Collective Brands, Inc.	$47.3	$73.2	$35.0	$(108.2)	$47.3

CONDENSED CONSOLIDATING STATEMENT OF (LOSS) EARNINGS

(dollars in millions)

	13 Weeks Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$720.6	$375.3	$(213.5)	$882.4
Cost of sales	—	565.3	324.4	(215.8)	673.9

Gross margin	—	155.3	50.9	2.3	208.5
Selling, general and administrative expenses	1.0	235.5	22.1	2.3	260.9
Impairment of goodwill	—	10.0	—	—	10.0

Operating (loss) profit	(1.0)	(90.2)	28.8	—	(62.4)
Interest expense	12.8	6.1	0.2	(9.1)	10.0
Interest income	—	(9.1)	(0.1)	9.1	(0.1)
Equity in earnings of subsidiaries	23.6	(17.7)	—	(5.9)	—

(Loss) earnings before income taxes	(37.4)	(69.5)	28.7	5.9	(72.3)
(Benefit) provision for income taxes	(2.4)	(45.9)	9.3	—	(39.0)

Net (loss) earnings	(35.0)	(23.6)	19.4	5.9	(33.3)
Net earnings attributable to noncontrolling interests	—	—	(1.7)	—	(1.7)

Net (loss) earnings attributable to Collective Brands, Inc.	$(35.0)	$(23.6)	$17.7	$5.9	$(35.0)

	26 Weeks Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,493.2	$763.9	$(505.7)	$1,751.4
Cost of sales	—	1,088.0	627.2	(482.2)	1,233.0

Gross margin	—	405.2	136.7	(23.5)	518.4
Selling, general and administrative expenses	2.0	462.8	87.1	(23.5)	528.4
Impairment of goodwill	—	10.0	—	—	10.0

Operating (loss) profit	(2.0)	(67.6)	49.6	—	(20.0)
Interest expense	25.6	13.2	0.2	(18.1)	20.9
Interest income	—	(18.2)	(0.1)	18.1	(0.2)
Equity in earnings of subsidiaries	(11.7)	(33.8)	—	45.5	—

(Loss) earnings before income taxes	(15.9)	(28.8)	49.5	(45.5)	(40.7)
(Benefit) provision for income taxes	(7.3)	(40.5)	12.2	—	(35.6)

Net (loss) earnings	(8.6)	11.7	37.3	(45.5)	(5.1)
Net earnings attributable to noncontrolling interests	—	—	(3.5)	—	(3.5)

Net (loss) earnings attributable to Collective Brands, Inc.	$(8.6)	$11.7	$33.8	$(45.5)	$(8.6)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(dollars in millions)

	13 Weeks Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Comprehensive (loss) income:
Net (loss) earnings	$(35.0)	$(23.6)	$19.4	$5.9	$(33.3)
Other comprehensive income:
Translation adjustments	—	—	(1.4)	—	(1.4)
Change in fair value of derivatives	—	2.6	—	—	2.6
Income tax impact of change in fair value of derivatives	—	(1.1)	—	—	(1.1)
Change in unrecognized pension benefits	—	1.7	—	—	1.7
Income tax impact of change in unrecognized pension benefits	—	(0.6)	—	—	(0.6)
Equity in other comprehensive income of subsidiaries	0.9	(1.7)	—	0.8	—

Other Comprehensive income (loss), net	0.9	0.9	(1.4)	0.8	1.2

Comprehensive (loss) income	(34.1)	(22.7)	18.0	6.7	(32.1)
Comprehensive loss attributable to noncontrolling interests	—	—	(2.0)	—	(2.0)

Comprehensive (loss) income attributable to Collective Brands, Inc.	$(34.1)	$(22.7)	$16.0	$6.7	$(34.1)

	26 Weeks Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Comprehensive (loss) income:
Net (loss) earnings	$(8.6)	$11.7	$37.3	$(45.5)	$(5.1)
Other comprehensive income:
Translation adjustments	—	—	6.6	—	6.6
Change in fair value of derivatives	—	4.4	—	—	4.4
Income tax impact of change in fair value of derivatives	—	(1.7)	—	—	(1.7)
Change in unrecognized pension benefits	—	2.8	—	—	2.8
Income tax impact of change in unrecognized pension benefits	—	(0.9)	—	—	(0.9)
Equity in other comprehensive income of subsidiaries	10.6	6.0	—	(16.6)	—

Other Comprehensive income (loss), net	10.6	10.6	6.6	(16.6)	11.2

Comprehensive (loss) income	2.0	22.3	43.9	(62.1)	6.1
Comprehensive loss attributable to noncontrolling interests	—	—	(4.1)	—	(4.1)

Comprehensive (loss) income attributable to Collective Brands, Inc.	$2.0	$22.3	$39.8	$(62.1)	$2.0

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in millions)

	As of July 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$38.8	$151.5	$—	$190.3
Accounts receivable, net	—	170.5	39.3	(20.8)	189.0
Inventories	—	498.9	137.7	(12.2)	624.4
Current deferred income taxes	—	—	6.7	—	6.7
Prepaid expenses	35.6	21.4	11.7	—	68.7
Other current assets	—	354.5	123.3	(456.3)	21.5

Total current assets	35.6	1,084.1	470.2	(489.3)	1,100.6

Property and equipment, net	—	283.7	64.6	—	348.3
Intangible assets, net	—	354.8	24.4	—	379.2
Goodwill	—	133.5	136.3	—	269.8
Deferred income taxes	—	—	12.8	—	12.8
Other assets	1,477.0	958.9	25.7	(2,433.4)	28.2

Total Assets	$1,512.6	$2,815.0	$734.0	$(2,922.7)	$2,138.9

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Other current liabilities	217.0	533.3	221.1	(489.3)	482.1

Total current liabilities	217.0	538.4	221.1	(489.3)	487.2

Long-term debt	587.6	501.6	7.8	(494.7)	602.3
Deferred income taxes	—	119.8	0.9	—	120.7
Other liabilities	4.4	178.5	15.2	—	198.1
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	703.6	1,476.7	462.0	(1,938.7)	703.6
Noncontrolling interests	—	—	27.0	—	27.0

Total equity	703.6	1,476.7	489.0	(1,938.7)	730.6

Total Liabilities and Equity	$1,512.6	$2,815.0	$734.0	$(2,922.7)	$2,138.9

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in millions)

	As of July 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$70.3	$164.5	$—	$234.8
Accounts receivable, net	—	159.3	31.6	(19.1)	171.8
Inventories	—	457.7	132.1	(4.8)	585.0
Current deferred income taxes	—	22.1	14.4	—	36.5
Prepaid expenses	35.6	14.4	9.8	—	59.8
Other current assets	—	355.2	147.7	(482.6)	20.3

Total current assets	35.6	1,079.0	500.1	(506.5)	1,108.2

Property and equipment, net	—	312.9	70.5	—	383.4
Intangible assets, net	—	363.4	27.3	—	390.7
Goodwill	—	133.5	136.3	—	269.8
Deferred income taxes	—	—	6.8	—	6.8
Other assets	1,558.7	971.1	21.2	(2,511.6)	39.4

Total Assets	$1,594.3	$2,859.9	$762.2	$(3,018.1)	$2,198.3

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Other current liabilities	137.5	591.5	241.9	(506.5)	464.4

Total current liabilities	137.5	596.6	241.9	(506.5)	469.5

Long-term debt	637.1	501.7	36.4	(518.2)	657.0
Deferred income taxes	—	37.0	3.6	—	40.6
Other liabilities	3.2	166.9	16.0	—	186.1
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	816.5	1,557.7	435.7	(1,993.4)	816.5
Noncontrolling interests	—	—	28.6	—	28.6

Total equity	816.5	1,557.7	464.3	(1,993.4)	845.1

Total Liabilities and Equity	$1,594.3	$2,859.9	$762.2	$(3,018.1)	$2,198.3

CONDENSED CONSOLIDATING BALANCE SHEET

(dollars in millions)

	As of January 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$46.3	$135.0	$—	$181.3
Accounts receivable, net	—	127.9	36.7	(18.6)	146.0
Inventories	—	434.0	124.1	5.3	563.4
Current deferred income taxes	—	—	7.2	—	7.2
Prepaid expenses	35.6	16.3	9.6	—	61.5
Other current assets	—	356.0	160.3	(494.5)	21.8

Total current assets	35.6	980.5	472.9	(507.8)	981.2

Property and equipment, net	—	302.3	67.1	—	369.4
Intangible assets, net	—	358.7	26.0	—	384.7
Goodwill	—	133.5	136.3	—	269.8
Deferred income taxes	—	—	10.7	—	10.7
Other assets	1,409.9	979.5	25.7	(2,383.7)	31.4

Total Assets	$1,445.5	$2,754.5	$738.7	$(2,891.5)	$2,047.2

LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$—	$5.1	$—	$—	$5.1
Other current liabilities	209.7	532.2	205.3	(508.6)	438.6

Total current liabilities	209.7	537.3	205.3	(508.6)	443.7

Long-term debt	587.5	504.2	7.9	(494.8)	604.8
Deferred income taxes	—	121.3	1.1	—	122.4
Other liabilities	3.5	183.2	16.1	—	202.8
Commitments and contingencies
Equity:
Collective Brands, Inc. shareowners’ equity	644.8	1,408.5	479.6	(1,888.1)	644.8
Noncontrolling interests	—	—	28.7	—	28.7

Total equity	644.8	1,408.5	508.3	(1,888.1)	673.5

Total Liabilities and Equity	$1,445.5	$2,754.5	$738.7	$(2,891.5)	$2,047.2

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(dollars in millions)

	26 Weeks Ended July 28, 2012
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net earnings	$42.9	$68.8	$37.3	$(103.5)	$45.5
Adjustments for non-cash items included in net earnings	0.1	54.6	11.0	—	65.7
Changes in working capital	7.3	(107.3)	31.9	0.8	(67.3)
Other, net	(57.9)	10.4	(54.5)	102.7	0.7

Cash flow (used in) provided by operating activities	(7.6)	26.5	25.7	—	44.6

Investing Activities:
Capital expenditures	—	(31.4)	(9.3)	—	(40.7)

Cash flow used in investing activities	—	(31.4)	(9.3)	—	(40.7)

Financing Activities:
Net (repayments) proceeds of debt or notes payable	—	(2.6)	—	—	(2.6)
Net issuances of common stock	7.6	—	—	—	7.6
Net distributions to noncontrolling interests	—	—	(4.8)	—	(4.8)

Cash flow provided by (used in) financing activities	7.6	(2.6)	(4.8)	—	0.2
Effect of exchange rate changes on cash	—	—	4.9	—	4.9

(Decrease) increase in cash and cash equivalents	—	(7.5)	16.5	—	9.0
Cash and cash equivalents, beginning of year	—	46.3	135.0	—	181.3

Cash and cash equivalents, end of quarter	$—	$38.8	$151.5	$—	$190.3

	26 Weeks Ended July 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities:
Net (loss) earnings	$(8.6)	$11.7	$37.3	$(45.5)	$(5.1)
Adjustments for non-cash items included in net earnings	0.2	110.1	13.2	—	123.5
Changes in working capital	26.5	(97.1)	(41.0)	(6.7)	(118.3)
Other, net	(1.7)	(41.3)	(32.1)	52.2	(22.9)

Cash flow provided by (used in) operating activities	16.4	(16.6)	(22.6)	—	(22.8)

Investing Activities:
Capital expenditures	—	(32.9)	(9.4)	—	(42.3)

Cash flow used in investing activities	—	(32.9)	(9.4)	—	(42.3)

Financing Activities:
Net repayments of debt or notes payable	—	(2.6)	—	—	(2.6)
Net purchases of common stock	(16.4)	—	—	—	(16.4)
Net distributions to noncontrolling interests	—	—	(7.0)	—	(7.0)

Cash flow used in financing activities	(16.4)	(2.6)	(7.0)	—	(26.0)
Effect of exchange rate changes on cash	—	—	1.8	—	1.8

Decrease in cash and cash equivalents	—	(52.1)	(37.2)	—	(89.3)
Cash and cash equivalents, beginning of year	—	122.4	201.7	—	324.1

Cash and cash equivalents, end of quarter	$—	$70.3	$164.5	$—	$234.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains assumptions, expectations, projections, intentions or beliefs about future events relating to such matters as anticipated financial performance, business prospects, technological developments, products, future store openings and closings, international expansion opportunities, possible strategic initiatives, new business concepts, capital expenditure plans, fashion trends, consumer spending patterns and similar matters that are intended as “forward-looking statements”. All statements included or incorporated by reference in this report, other than statements that are historical facts, are forward-looking statements. Statements including the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements are estimates and projections reflecting management’s reasonable judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. With respect to forward-looking statements, management has made assumptions regarding, among other things, customer spending patterns, weather, pricing, operating costs, the timing of various events and the economic and regulatory environment. A variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our businesses include, but are not limited to, the following: (i) the impact of competition and pricing; (ii) changes in consumer preferences and spending patterns; (iii) general economic, business and social conditions in the countries where we source products and/or supplies or have or intend to open stores; (iv) changes in weather patterns; (v) the inability to renew material leases, licenses or contracts upon their expiration; (vi) the ability to identify and negotiate leases for new locations on acceptable terms or to terminate unwanted leases on acceptable terms; (vii) the financial condition of the suppliers; (viii) changes in existing or potential duties, tariffs or quotas, and the application thereof; (ix) changes in relationships between the United States and foreign countries, as well as between foreign countries; (x) economic and political instability in foreign countries, or restrictive actions by the governments of foreign countries in which suppliers and manufacturers from whom we source are located or in which we do business; (xi) changes in trade, intellectual property, customs and/or tax laws; (xii) fluctuations in currency exchange rates, (e.g. Yuan, Canadian dollar, euro); (xiii) the ability to hire, train and retain associates; (xiv) performance of other parties in strategic alliances; (xv) outcomes of intellectual property or employment litigation, and class actions; (xvi) ability to comply with local laws in foreign countries; (xvii) our ability to maintain and upgrade information systems; (xviii) threats or acts of terrorism or war; (xix) strikes, work stoppages and/or slowdowns by unions that play a significant role in the manufacture, distribution or sale of product; (xx) changes in commodity prices such as oil; (xxi) uncertainties associated with our proposed sale (the “Merger”) to an entity (“Parent”) controlled by Blum Strategic Partners IV, L.P., Golden Gate Capital Opportunity Fund, L.P. and Wolverine World Wide, Inc., including uncertainties relating to the expected timing of the completion of the proposed Merger and the sale by Parent of the Collective Brands Performance + Lifestyle Group business to a wholly owned subsidiary of Wolverine (the “Carveout Transaction”), the satisfaction of the conditions to the consummation of the proposed Merger and the Carveout Transaction, including financing conditions, the ability to complete the proposed Merger and the Carveout Transaction and the impact of the pending transactions on our businesses, employees, customers and suppliers; and (xxii) other risks referenced from time to time in filings of ours with the Securities and Exchange Commission, including our annual report on Form 10-K for the fiscal year ended January 28, 2012 in Part I, Item 1A, “Risk Factors” and the Company’s Definitive Proxy Statement on Schedule 14A filed on July 19, 2012.

The Company believes these forward-looking statements are reasonable; however, you should not place undue reliance on forward-looking statements, which are based on current expectations and speak only as of the date of this report. Any or all of the Company’s forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors, many of which are beyond the Company’s control.

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

•

Consolidated Review of Operations – an analysis of our consolidated results of operations for the 13 and 26 weeks ended July 28, 2012 and July 30, 2011 as presented in our Condensed Consolidated Financial Statements.

•

Reporting Segment Review of Operations – an analysis of our results of operations for the 13 and 26 weeks ended July 28, 2012 and July 30, 2011 as presented in our Condensed Consolidated Financial Statements for our four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail.

•	Liquidity and Capital Resources – an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•

Critical Accounting Policies – an update, since January 28, 2012, of our discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business

Collective Brands, Inc. consists of three lines of business: Payless ShoeSource (“Payless”), Collective Brands Performance + Lifestyle Group (“PLG”), and Collective Licensing. We operate a portfolio of brands through multiple selling channels including retail, wholesale, licensing and franchising. Payless is one of the world’s largest footwear retailers and is dedicated to providing incredible values of on-trend and validated styles of footwear and accessories. PLG markets products at wholesale and retail for children and adults under brand names that include Sperry Top-Sider®, Stride Rite®, Saucony® and Keds®. Collective Licensing is a youth lifestyle marketing and global licensing business within the Payless Domestic segment.

We measure the performance of our business using several metrics, but rely primarily on net sales, same-store sales, operating profit (loss) from continuing operations, adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), net debt and free cash flow. We also measure the performance of our business using our reporting segments’ net sales and operating profit (loss).

Key 2012 Events

In 2011, we announced that our Board of Directors, together with management, would conduct a review of strategic and financial alternatives to further enhance shareholder value (“Strategic Review”). At the conclusion of this review, on May 1, 2012, we entered into a definitive agreement with a consortium of companies comprised of Wolverine World Wide, Inc., Blum Strategic Partners IV, L.P. and Golden Gate Capital Opportunity Fund, L.P., under which Collective Brands will be sold for $21.75 per share in cash. The closing of this transaction, which was approved by shareholders on August 21, 2012, is expected to occur late in the third or early in the fourth calendar quarter of 2012.

In 2011, in order to improve our Payless results, we initiated a strategic redirection based on a comprehensive and analytical review. While we have served, and will continue to serve, a wide array of customers, the cornerstone of our strategic redirection is to reengage with budget-conscious customers who have historically made up the largest portion of the Payless customer base. To do so, we have made meaningful changes to the Payless pricing and messaging to increase our relevance and reconnect with these customers. During the first six months of 2012, we saw signs that our strategic redirection in our Payless Domestic business continues to gain traction. Despite operating 319 fewer stores, operating profit in our Payless Domestic segment increased $66.4 million from the first six months of 2011. We are in the process of incorporating this strategic redirection in our Payless business in Latin America.

Certain pre-tax charges negatively affected our results in the second quarter and first six months of 2012. These charges for the first six months of 2012 are summarized in the following table by location on the Condensed Consolidated Statements of Earnings and by reporting segment:

(in millions)	Location on Condensed Consolidated Statement of Earnings	Payless Domestic	Payless International	PLG Retail	PLG Wholesale	Total
Lease termination costs	Cost of sales	$1.3	$0.7	$—	$—	2.0
Strategic review expenses	Selling, general and administrative	17.3	—	—	1.0	18.3
Employee severance and other exit costs	Selling, general and administrative	0.5	—	0.2	—	0.7

Total		$19.1	$0.7	$0.2	$1.0	$21.0

The charges described in the table above represent the following:

•

Lease termination, employee severance and other exit costs: In 2011, we announced that, as part of our efforts to optimize the performance of our Payless and Stride Rite store fleet, we would close approximately 475 under-performing and low-volume, non-strategic stores through 2014. We closed approximately 350 of these stores in 2011, of which approximately 300 were Payless stores in the U.S., Canada and Puerto Rico and about 50 were Stride Rite Children’s locations. During the first six months of 2012, we closed five Payless stores in the United States and Canada and two Stride Rite Children’s locations as a part of this announced plan.

Costs associated with this plan, which consist of lease termination, employee severance and other exit costs, are recorded when they are incurred. We estimate that the total costs incurred associated with this plan will be in the range of $20 million to $25 million, however, the ultimate financial impact of this plan is dependent upon the actual exit transactions. In the first six months of 2012, we recorded $2.0 million of lease termination costs and $0.7 million of other exit costs as part of this plan.

•

Strategic review expenses: In the first six months of 2012, we recorded $18.3 million of expenses associated with our strategic review, including costs associated with the sale of the Company to the consortium.

2011 Charges

Our profitability in the first six months of 2011 was unfavorably impacted by $83.6 million of pre-tax tangible asset impairment charges, intangible asset impairments, CEO severance and goodwill impairments.

In the second quarter of 2011, due to a decline in our retail businesses, we recorded non-cash tangible asset impairment charges of $34.1 million, an increase of $32.5 million over the same period in 2010.

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

Total pre-tax charges related to the items described above are summarized by reporting segment in the following table:

	Payless	Payless	PLG	PLG
(in millions)	Domestic	International	Retail	Wholesale	Total
Impairment of tangible assets—increase from Q2 2010	$26.2	$2.5	$3.1	$0.7	$32.5
Impairment of tradenames	7.6	—	—	23.5	31.1
CEO severance	10.0	—	—	—	10.0
Impairment of goodwill	10.0	—	—	—	10.0

Total	$53.8	$2.5	$3.1	$24.2	$83.6

The CEO severance was recorded within selling, general and administrative expenses on the Condensed Consolidated Statement of Earnings (Loss). Tangible asset impairment charges and the impairment of tradenames were recorded within cost of sales on the Condensed Consolidated Statement of Earnings (Loss). Impairment of goodwill was recorded as a separate line item on the Condensed Consolidated Statement of Earnings (Loss).

Consolidated Review of Operations

The following table presents the components of costs and expenses, as a percent of net sales, for the second quarter and first six months ended July 28, 2012 (“2012”) and July 30, 2011 (“2011”):

	Second Quarter		First Six Months
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.7	76.4	65.5	70.4

Gross margin	33.3	23.6	34.5	29.6
Selling, general and administrative expense	30.9	29.6	30.6	30.2
Impairment of goodwill	—	1.1	—	0.6

Operating profit	2.4	(7.1)	3.9	(1.2)
Interest expense, net	0.8	1.1	0.9	1.2

Net earnings (loss) before income taxes	1.6	(8.2)	3.0	(2.4)
Effective income tax rate*	17.3	53.9	17.1	87.5

Net earnings (loss)	1.3	(3.8)	2.5	(0.3)
Net earnings attributable to noncontrolling interests	(0.2)	(0.2)	(0.1)	(0.2)

Net earnings (loss) attributable to Collective Brands, Inc.	1.1%	(4.0)%	2.4%	(0.5)%

*	Percent of pre-tax earnings

Net Earnings (Loss) Attributable to Collective Brands, Inc.

Second quarter 2012 net earnings attributable to Collective Brands, Inc. was $9.7 million, or $0.16 per diluted share, versus second quarter 2011 net loss attributable to Collective Brands, Inc. of $35.0 million, or $0.58 per diluted share. Net earnings attributable to Collective Brands, Inc. for the first six months of 2012 was $42.9 million, or $0.70 per diluted share, versus a net loss attributable to Collective Brands, Inc. for the first six months of 2011 of $8.6 million, or $0.14 per diluted share. The increase in net earnings attributable to Collective Brands, Inc. for both the second quarter and first six months was driven primarily by the impact of tangible asset, tradename and goodwill impairment charges and CEO severance recorded in the second quarter of 2011, as well as improved performance in our Payless Domestic and PLG Wholesale reporting segments. The increase in net earnings attributable to Collective Brands, Inc. for both the second quarter and first six months was partially offset by strategic review expenses, lease termination costs and other exit costs this year.

Net Sales

Other than Total net sales, which includes all sources of Company revenue, the table below summarizes information for our retail stores. Stores operated under franchise agreements are excluded from these calculations. Same-store sales are calculated on a weekly basis. Generally, if a store is open the entire week in each of the two years being compared, its sales are included in the same-store sales calculation for the week. Our Payless and Stride Rite Children’s e-commerce businesses are included as a store in this calculation.

Percent increases (decreases) are as follows:

	Second Quarter		First Six Months
	2012	2011	2012	2011
Total net sales	0.4%	4.9%	2.7%	1.8%
Same-store sales	2.9	(0.7)	5.4	(4.1)
Average selling price per unit	6.2	(1.8)	3.0	0.8
Unit volume	(7.5)	0.3	(2.1)	(5.1)
Footwear average selling price per unit	11.5	3.2	6.7	5.5
Footwear unit volume	(11.8)	(5.7)	(5.3)	(10.0)
Non-footwear average selling price per unit	(8.6)	(11.8)	(7.0)	(8.2)
Non-footwear unit volume	6.2	27.0	7.0	12.2

Please refer to “Reporting Segment Review of Operations” below for the further details on the changes in net sales for each of our reporting units.

Cost of Sales

Cost of sales was $590.9 million in the second quarter of 2012, down 12.3% from $673.9 million in the second quarter of 2011. Cost of sales was $1,177.9 million in the first six months of 2012, down 4.5% from $1,233.0 million in the first six months of 2011. The decrease in cost of sales from the second quarter and first six months of 2011 to 2012 is due to the impact of tangible asset and tradename impairment charges recorded in 2011, as well as the impact of operating fewer stores this year due to our strategic redirection. The decrease in cost of sales for the second quarter and first six months of 2012 was partially offset by an increase in expense due to a greater mix of wholesale products, which have a higher cost of sales than our retail products, combined with higher sales in PLG and Payless International.

Gross Margin

Gross margin rate for the second quarter of 2012 was 33.3%, compared to a gross margin rate of 23.6% in the second quarter of 2011. The increase in gross margin rate from the second quarter 2011 to 2012 was driven primarily by the impact of tangible asset and tradename impairment charges recorded in the second quarter of 2011 (740 bps), partially offset by a greater mix of wholesale products in 2012, which have a lower gross margin percentage than our retail products.

Gross margin rate for the first six months of 2012 was 34.5%, compared to a gross margin rate of 29.6% in the first six months of 2011. The gross margin rate increased primarily due to the impact of tangible asset and tradename impairment charges recorded in the second quarter of 2011 and the leveraging of fixed costs due to higher net sales, partially offset by a greater mix of wholesale products in 2012, which have a lower gross margin percentage than our retail products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $273.9 million in the second quarter of 2012, an increase of 5.0% from $260.9 million in the second quarter of 2011. The increase in SG&A expenses for the second quarter of 2012 compared to 2011 is primarily due to strategic review expenses totaling $11.9 million and increases in advertising and incentive compensation expenses during 2012, partially offset by $10.0 million of CEO severance in the second quarter of 2011. As a percentage of net sales, SG&A expenses were 30.9% of net sales in the second quarter of 2012 versus 29.6% in the second quarter of 2011.

SG&A expenses were $549.8 million in the first six months of 2012, an increase of 4.0% from $528.4 million in the first six months of 2011. The increase in SG&A expenses for the first six months of 2012 compared to 2011 is primarily due to strategic review expenses totaling $18.3 million and increases in incentive compensation and advertising expenses during 2012, partially offset by CEO severance in the second quarter of 2011. As a percentage of net sales, SG&A expenses were 30.6% of net sales in the first six months of 2012 versus 30.2% in the first six months of 2011.

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

A change in events or circumstances, including a decision to hold an asset or group of assets for sale, a change in strategic direction, or a change in the competitive environment could adversely affect the fair value of one or more reporting units. In the second quarter of 2011, due to underperformance in our domestic retail businesses, we revised our financial projections related to certain reporting units. These circumstances indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our goodwill to determine if its book value exceeded its fair value. At that time, we determined that the book value of our goodwill did exceed its fair value and we recorded an impairment charge of $10.0 million within the Payless Domestic reporting segment.

Interest Expense (Income)

Interest income and expense components were:

	Second Quarter		First Six Months
(dollars in millions)	2012	2011	2012	2011
Interest expense	$7.5	$10.0	$15.8	$20.9
Interest income	(0.2)	(0.1)	(0.3)	(0.2)

Interest expense, net	$7.3	$9.9	$15.5	$20.7

The decline in interest expense in the second quarter and first six months of 2012 from the second quarter and first six months of 2011 is primarily a result of a lower average interest rate on outstanding debt, driven by the May 17, 2012 expiration of the hedge on our Term Loan Facility, and the impact of a lower Senior Subordinated Notes balance.

Income Taxes

Our effective income tax rate was 17.3% during the second quarter of 2012, compared to 53.9% benefit rate during the second quarter of 2011 and our effective income tax rate was 17.1% during the first six months of 2012, compared to 87.5% benefit rate during the first six months of 2011. We recorded $2.2 million of net favorable discrete events in the first six months of 2012 and $1.4 million of favorable discrete events in the first six months of 2011.

Our effective tax rate differs from the U.S. statutory rate principally due to valuation allowances in the United States and the tax impact of our offshore operations in Asia (China, Hong Kong, Taiwan, Indonesia and Vietnam) from which we source the majority of our product and are subject to substantially lower local country income taxes. Our weighted average foreign effective tax rate projected for 2012 is 11.1%, compared to 17.7% projected as of the second quarter of 2011. The rate projected as of the second quarter of 2011 was higher primarily due to an audit settlement payment made in Asia during the second quarter of 2011.

We continue to maintain a valuation allowance related to the net deferred tax assets in the United States, as well as certain foreign jurisdictions. The framework established in the accounting for income taxes guidance requires that all available positive and negative evidence be weighed to determine whether a valuation allowance should be recorded or released. The realizability of deferred tax assets will continue to be monitored quarterly. The valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future. When the deferred tax assets currently subject to a valuation allowance are ultimately realized in the future, the benefit will be recorded in the Condensed Consolidated Statement of Earnings (Loss), except for the portion related to AOCI, which will be credited to Collective Brands, Inc. shareowners’ equity. If our near-term forecasts are not achieved, we may be required to record additional valuation allowances against our deferred tax assets. This could have a material impact on our financial position and results of operations in a particular period.

We have unrecognized tax benefits, inclusive of related interest and penalties, of $34.2 million and $38.3 million as of July 28, 2012 and July 30, 2011, respectively. The portion of the unrecognized tax benefits that would impact the effective income tax rate if recognized are $21.0 million and $24.7 million, respectively.

We anticipate that it is reasonably possible that the total amount of unrecognized tax benefits at July 28, 2012 will decrease by up to $2.3 million within the next twelve months. To the extent these tax benefits are recognized, the effective rate would be favorably impacted in the period of recognition by up to $1.5 million. The potential reduction primarily relates to potential settlements of on-going examinations with tax authorities and the potential lapse of the statutes of limitations in relevant tax jurisdictions.

As of July 28, 2012, it was our intention to permanently reinvest our 2012 undistributed earnings of foreign subsidiaries not currently subject to U.S. taxation, and no U.S. tax has been provided on these earnings. There is currently no intent to change the assertion for amounts previously treated as permanently reinvested related to prior year offshore earnings. If earnings were distributed, we would be subject to U.S. taxes and withholding taxes payable to various foreign governments. Based on the facts and circumstances at that time, we would determine whether a credit from foreign taxes already paid would be available to reduce or offset the U.S. tax liability.

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

	Second Quarter		First Six Months
(dollars in millions)	2012	2011	2012	2011
Net earnings (loss)	$11.5	$(33.3)	$45.5	$(5.1)
Provision (benefit) for income taxes	2.4	(39.0)	9.4	(35.6)
Net interest expense (including loss on early extinguishment of debt)	7.3	9.9	15.5	20.7
Depreciation and amortization	28.2	32.5	58.3	65.1
Strategic review expenses	11.9	—	18.3	—
Lease termination costs	0.3	—	2.0	—
Employee severance and other exit costs	(0.3)	—	0.7	—
Tangible asset impairment charge increase from 2010	—	32.5	—	33.8
Impairment of tradenames	—	31.1	—	31.1
CEO transition expense	—	10.0	—	10.0
Impairment of goodwill	—	10.0	—	10.0

Adjusted EBITDA	$61.3	$53.7	$149.7	$130.0

The increase in adjusted EBITDA in the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011 is primarily driven by higher gross margins, partially offset by an increase in selling, general and administrative expenses.

We also use free cash flow, defined as cash flow provided by operating activities less capital expenditures, as a non-GAAP performance measure because we believe it provides useful information about our liquidity, our ability to make investments and to service debt. The following table presents our calculation of free cash flow:

	Second Quarter		First Six Months
(dollars in millions)	2012	2011	2012	2011
Cash flow provided by (used in) operating activities	$8.4	$18.5	$44.6	$(22.8)
Less: Capital expenditures	18.7	31.5	40.7	42.3

Free cash flow	$(10.3)	$(13.0)	$3.9	$(65.1)

The improvement in free cash flow for the second quarter of 2012 compared to 2011 primarily relates to a decrease in capital expenditures, offset by a decrease in cash flow provided by operating activities. The decrease in capital expenditures is primarily due to the timing of payments for certain technology and store investments. The decrease in cash flow provided by operating activities is driven by working capital changes in inventories, offset by higher profitability as a result of the growth in sales. The increase in free cash flow for the first six months of 2012 compared to 2011 primarily relates to an increase in cash flow provided by operating activities. The increase in cash flow provided by operating activities is driven by favorable working capital changes in accrued expenses and higher profitability.

Finally, we use net debt, defined as total debt less cash and cash equivalents, as a non-GAAP performance measure as we believe it provides useful information about the relationship between our long-term debt obligations and our cash and cash equivalents balance at a point in time. The following table presents our calculation of net debt:

	Second Quarter
(dollars in millions)	2012	2011
Total debt	$607.4	$662.1
Less: cash and cash equivalents	190.3	234.8

Net debt	$417.1	$427.3

Net debt decreased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to the decrease in total debt as a result of improved business results.

Reporting Segment Review of Operations

We operate our business using four reporting segments: Payless Domestic, Payless International, PLG Wholesale and PLG Retail. We evaluate the performance of our reporting segments based on segment net sales and segment operating profit. The following table reconciles reporting segment net sales to consolidated net sales and reporting segment operating profit to our consolidated operating profit for the second quarter and first six months of 2012 and 2011:

	Second Quarter		First Six Months
(dollars in millions)	2012	2011	2012	2011
Reporting segment net sales:
Payless Domestic	$477.0	$494.5	$990.9	$992.9
Payless International	119.4	117.2	220.6	214.7
PLG Wholesale	231.0	217.7	461.2	430.2
PLG Retail	58.6	53.0	125.4	113.6

Total net sales	$886.0	$882.4	$1,798.1	$1,751.4

Reporting segment operating profit (loss):
Payless Domestic	$(7.7)	$(63.8)	$15.6	$(50.8)
Payless International	7.8	8.6	6.4	11.6
PLG Wholesale	24.3	(0.3)	47.2	25.0
PLG Retail	(3.2)	(6.9)	1.2	(5.8)

Total operating profit (loss)	$21.2	$(62.4)	$70.4	$(20.0)

The following table presents the change in store count by reporting segment during the second quarter and first six months of 2012 and 2011. We consider a store relocation to be both a store opening and a store closing.

	Payless Domestic	Payless International	PLG Retail	Total
Second Quarter 2012:
Beginning store count	3,480	660	336	4,476
Stores opened	7	7	8	22
Stores closed	(23)	(4)	(7)	(34)

Ending store count	3,464	663	337	4,464

First Six Months 2012:
Beginning store count	3,499	661	336	4,496
Stores opened	21	9	11	41
Stores closed	(56)	(7)	(10)	(73)

Ending store count	3,464	663	337	4,464

Second Quarter 2011:
Beginning store count	3,788	670	383	4,841
Stores opened	17	11	4	32
Stores closed	(22)	(9)	(3)	(34)

Ending store count	3,783	672	384	4,839

First Six Months 2011:
Beginning store count	3,794	667	383	4,844
Stores opened	30	15	8	53
Stores closed	(41)	(10)	(7)	(58)

Ending store count	3,783	672	384	4,839

As of July 28, 2012, we franchised 174 Payless and 26 PLG Retail stores compared to 103 Payless and 11 PLG Retail stores as of July 30, 2011. Franchised stores are not reflected in the table above.

Payless Domestic Segment Operating Results

The Payless Domestic reporting segment is comprised primarily of operations from the domestic retail stores under the Payless ShoeSource name, our sourcing operations and Collective Licensing.

	Second Quarter			First Six Months
			Percent change			Percent change
(dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net sales	$477.0	$494.5	(3.5)%	$990.9	$992.9	(0.2)%
Operating (loss) profit	$(7.7)	$(63.8)	87.9%	$15.6	$(50.8)	130.7%
Operating (loss) profit as % of net sales	(1.6)%	(12.9)%		1.6%	(5.1)%

For the second quarter of 2012, net sales for the Payless Domestic reporting segment decreased 3.5% or $17.5 million, to $477.0 million, from the second quarter of 2011. For the first six months of 2012, net sales decreased 0.2% or $2.0 million, to $990.9 million, from the first six months of 2011. The sales decrease for both the second quarter and first six months of 2012 was due to the impact of operating 319 fewer stores, offset by comparable store sales increases of 2.2% and 5.5%, respectively, driven by higher conversion due to improved merchandise mix focused on increasing the percentage of Incredible Value Every Day (“IVED”) product and more basic fashions.

Operating loss as a percentage of net sales was 1.6% for the second quarter of 2012 compared to an operating loss of 12.9% in the second quarter of 2011. As a percentage of net sales, operating profit was 1.6% for the first six months of 2012 compared to an operating loss of 5.1% in the first six months of 2011. The improvement for both the second quarter and first six months of 2012 was driven by the impact of tangible assets, goodwill and tradename impairments charges and CEO severance in 2011, as well as lower markdowns in 2012 related to the revised strategy, partially offset by the impact of strategic review expenses incurred this year.

Payless International Segment Operating Results

Our Payless International reporting segment includes retail operations under the Payless ShoeSource name in Canada, the Central and South American Regions, Puerto Rico and the U.S. Virgin Islands, as well as franchising arrangements under the Payless ShoeSource name. For all periods presented, our franchising operations were not significant.

	Second Quarter			First Six Months
			Percent change			Percent change
(dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net sales	$119.4	$117.2	1.9%	$220.6	$214.7	2.7%
Operating profit	$7.8	$8.6	(9.3)%	$6.4	$11.6	(44.8)%
Operating profit as % of net sales	6.5%	7.3%		2.9%	5.4%

For the second quarter of 2012, net sales for the Payless International reporting segment increased 1.9% or $2.2 million, to $119.4 million, from the second quarter of 2011. The sales increase for the second quarter of 2012 was primarily due to a comparable store sales increase of 1.7%, driven by sales increases in Latin America, partially offset by sales declines in Canada and Puerto Rico. For the first six months of 2012, net sales increased 2.7% or $5.9 million, to $220.6 million, from the first six months of 2011. The sales increase for the first six months of 2012 was primarily due to a comparable store sales increase of 1.3%, driven by sales increases in Latin America and Canada, partially offset by sales declines in Puerto Rico.

As a percentage of net sales, operating profit was 6.5% for the second quarter of 2012 compared to operating profit of 7.3% in the second quarter of 2011. As a percentage of net sales, operating profit was 2.9% for the first six months of 2012 compared to operating profit of 5.4% in the first six months of 2011. The decline for the second quarter and first six months was driven by higher product costs, higher markdowns in Latin America to transition to the revised Payless strategy, and lease termination costs this year compared to last year.

PLG Wholesale Segment Operating Results

The PLG Wholesale reporting segment is comprised of PLG’s wholesale operations, which primarily includes sales from the Sperry Top-Sider, Stride Rite, Saucony and Keds brands.

	Second Quarter			First Six Months
			Percent change			Percent change
(dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net sales	$231.0	$217.7	6.1%	$461.2	$430.2	7.2%
Operating profit (loss)	$24.3	$(0.3)	8,200.0%	$47.2	$25.0	88.8%
Operating profit (loss) as % of net sales	10.5%	(0.1)%		10.2%	5.8%

For the second quarter of 2012, net sales for the PLG Wholesale reporting segment increased 6.1% or $13.3 million, to $231.0 million, from the second quarter of 2011. For the first six months of 2012, net sales increased 7.2% or $31.0 million, to $461.2 million, from the first six months of 2011. The increase in net sales for the second quarter of 2012 is due to global growth in the Sperry Top-Sider, Stride Rite and Keds brands, partially offset by declines in the Saucony brand. The increase in net sales for the first six months of 2012 is due to global growth in the Sperry Top-Sider and Stride Rite brands, partially offset by declines in the Saucony and Keds brands.

As a percentage of net sales, operating profit was 10.5% for the second quarter of 2012 compared to operating loss of 0.1% in the second quarter of 2011. As a percentage of net sales, operating profit was 10.2% for the first six months of 2012 compared to 5.8% in the first six months of 2011. The increase in operating profit in both the second quarter and first six months of 2012 was primarily driven by the impact of tradename and tangible asset impairment charges recorded in the second quarter of 2011, offset by a decline in operating results in Europe in 2012.

PLG Retail Segment Operating Results

The PLG Retail reporting segment consists of PLG’s owned Stride Rite children’s stores, PLG’s outlet stores, store-in-stores at select Macy’s Department Stores and Sperry Top-Sider retail stores.

	Second Quarter			First Six Months
			Percent change			Percent change
(dollars in millions)	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
Net sales	$58.6	$53.0	10.6%	$125.4	$113.6	10.4%
Operating (loss) profit	$(3.2)	$(6.9)	53.6%	$1.2	$(5.8)	120.7%
Operating (loss) profit as % of net sales	(5.5)%	(13.0)%		1.0%	(5.1)%

For the second quarter of 2012, net sales for the PLG Retail reporting segment increased 10.6% or $5.6 million, to $58.6 million, from the second quarter of 2011. For the first six months of 2012, net sales increased 10.4% or $11.8 million, to $125.4 million, from the first six months of 2011. The increase in net sales in the second quarter and first six months was primarily due to a comparable store sales increase of 11.9% and 13.5%, respectively, and the contribution of new Sperry Top-Sider stores, partially offset by 47 fewer Stride Rite Children’s stores in 2012.

As a percentage of net sales, operating loss was 5.5% for the second quarter of 2012 compared to an operating loss of 13.0% in the second quarter of 2011. As a percentage of net sales, operating profit was 1.0% for the first six months of 2012 compared to an operating loss of 5.1% in the first six months of 2011. The increase in operating profit in both the second quarter and first six months of 2012 was driven by the impact of tangible asset impairment charges recorded in the second quarter of 2011 and the leveraging of fixed costs due to higher net sales on fewer stores this year.

Liquidity and Capital Resources

We ended the second quarter of 2012 with a cash and cash equivalents balance of $190.3 million, a decrease of $44.5 million from the 2011 second quarter. The decrease was due primarily to capital expenditures and repayment of debt.

As of July 28, 2012, our foreign subsidiaries and joint ventures had $151.5 million in cash located in financial institutions outside of the United States. A majority of this cash represents undistributed earnings of our foreign subsidiaries, a portion of which are indefinitely reinvested. In the event of a distribution to the U.S., those earnings could be subject to U.S. federal and state income taxes, net of foreign tax credits.

As of July 28, 2012, the borrowing base on our Amended Revolving Loan Facility was $300.0 million less $21.2 million in outstanding letters of credit, or $278.8 million. The variable interest rate including the applicable variable margin at July 28, 2012, was 1.12%. We had no borrowings on our Amended Revolving Loan Facility at any time during the first six months of 2012.

We are subject to financial covenants under our Loan Facilities. We have a financial covenant under our Term Loan Facility agreement that requires us to maintain, on the last day of each fiscal quarter, a total leverage ratio of not more than 4.0 to 1. As of July 28, 2012, our leverage ratio, as defined in our Term Loan Facility agreement, was 2.5 to 1 and we were in compliance with all of our covenants. We expect, based on our current financial projections, to be in compliance with our covenants on our Loan Facilities for the next twelve months. Further, we believe that our liquid assets, cash generated from operations and amounts available under our Amended Revolving Loan Facility will provide us with sufficient funds for capital expenditures and other operating activities for at least the next twelve months.

Cash Flow Provided by Operating Activities

Cash flow provided by operations was $44.6 million in the first six months of 2012, compared with cash flow used in operations of $22.8 million in the same period in 2011. The increase in cash flow from operations in the first six months of 2012 compared to 2011 is primarily due to favorable working capital changes in accrued expenses and other liabilities driven by changes in incentive-based compensation accruals and income tax liabilities, respectively, and improvement in operating results.

Cash Flow Used in Investing Activities

Our capital expenditures totaled $40.7 million during the first six months of 2012, compared with $42.3 million for the same period in 2011. The decrease in capital expenditures was primarily due to the timing of payments for certain technology and store investments. Total capital expenditures in 2012 are expected to be approximately $80 million to $85 million compared to $99 million in 2011. We intend to use internal cash and cash flow from operations to finance all of these expenditures.

Cash Flow Used in Financing Activities

We have made the following common stock repurchases:

	Second Quarter				First Six Months
	2012		2011		2012		2011
(dollars in millions, shares in thousands)	Dollars	Shares	Dollars	Shares	Dollars	Shares	Dollars	Shares
Stock repurchase program	$—	—	$12.9	900	$—	—	$14.9	993
Employee stock purchase, deferred compensation and stock incentive plans	0.2	11	0.9	55	1.5	81	3.3	173

	$0.2	11	$13.8	955	$1.5	81	$18.2	1,166

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

Financial Condition Ratios

A summary of key financial information for the periods indicated is as follows:

	July 28, 2012	July 30, 2011	January 28, 2012
Debt-capitalization Ratio*	45.4%	44.8%	48.6%

*	Debt-to-capitalization has been computed by dividing total debt by capitalization. Total debt is defined as long-term debt including current maturities, notes payable and borrowings under the revolving loan facility. Capitalization is defined as total debt and equity. The debt-to-capitalization ratio, including the present value of future minimum rental payments under operating leases as debt and as capitalization, was 67.1%, 66.8% and 70.3%, respectively, for the periods referred to above.

Critical Accounting Policies

For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Form 10-K for the year ended January 28, 2012. The following is an update to our critical accounting policies since January 28, 2012.

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

Our goodwill balance by reporting segment and reporting unit as of July 28, 2012 is as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on our Amended Revolving Loan Facility is based on LIBOR plus a variable margin of 1.75% to 2.25%, or the base rate, as defined in the credit agreement. If we were to borrow against the Amended Revolving Loan Facility, borrowing costs may fluctuate depending upon the volatility of LIBOR. On August 24, 2007, we entered into an interest rate contract for $540 million to hedge a portion of our variable rate Term Loan Facility. The interest rate contract provided for a fixed interest rate of approximately 7.75%, portions of which matured on a series of dates through May 17, 2012. The unhedged portion of the Term Loan Facility is subject to interest rate risk depending on the volatility of LIBOR. As of July 28, 2012, a 100 basis point increase in LIBOR on the Company’s Term Loan Facility, which totals $481.8 million, would impact pretax interest expense by approximately $4.8 million annually or approximately $1.2 million per quarter.

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

A significant percentage of our footwear is sourced from the People’s Republic of China (the “PRC”). The national currency of the PRC, the Yuan, is currently not a freely convertible currency. The value of the Yuan depends to a large extent on the PRC government’s policies and upon the PRC’s domestic and international economic and political developments. During 2005, the PRC government adopted an exchange rate system based on a trade-weighted basket of foreign currencies of the PRC’s main trading partners. Under this “managed float” policy, the exchange rate of the Yuan may shift each day up to 0.5% in either direction from the previous day’s close, and as a result, the valuation of the Yuan may increase incrementally over time should the PRC central bank allow it to do so, which could significantly increase the cost of the products we source from the PRC. As of July 28, 2012, the last day of trading in our quarter, the exchange rate was 6.32 Yuan per U.S. dollar compared to 6.42 Yuan per U.S. dollar at the end of our second quarter 2011 and 6.28 Yuan per U.S. dollar at the end of our 2011 fiscal year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about purchases by us (and our affiliated purchasers) during the quarter ended July 28, 2012, of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
04/29/12 — 05/26/12	—	$—	—	$124.0
05/27/12 — 06/30/12	—	—	—	124.0
07/01/12 — 07/28/12	11	21.44	—	124.0

Total	11	$21.44	—	$124.0	(2)

(1)	Includes an aggregate of approximately 11 thousand shares of our common stock that was repurchased in connection with our employee stock purchase and stock incentive plans.
(2)

On March 2, 2007 our Board of Directors authorized an aggregate of $250 million of share repurchases. The timing and amount of share repurchases, if any, are limited by the terms of our Credit Agreement and Senior Subordinated Notes.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 6. EXHIBITS

(a) Exhibits:

Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President -Chief Financial Officer and Treasurer*

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and President*

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Division Senior Vice President - Chief Financial Officer and Treasurer*

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Condensed Consolidated Statements of Earnings (Unaudited) for the 13 Weeks Ended July 28, 2012 and July 30, 2011; (ii) the Condensed Consolidated Balance Sheets (Unaudited) as of July 28, 2012, July 30, 2011 and January 28, 2012; (iii) the Condensed Consolidated Statements of Equity (Unaudited) for the 26 Weeks Ended July 28, 2012 and July 30, 2011; (iv) the Condensed Consolidated Statements of Comprehensive Income for the 13 Weeks and 26 Weeks Ended July 28, 2012 and July 30, 2011; (v) the Condensed Consolidated Statements of Cash Flows (Unaudited) for the 26 Weeks Ended July 28, 2012 and July 30, 2011; and (vi) the Notes to the Condensed Consolidated Financial Statements (Unaudited).**

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 31, 2012	By:	/s/ Michael J. Massey
Michael J. Massey
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 31, 2012	By:	/s/ Douglas G. Boessen
Douglas G. Boessen
Division Senior Vice President -
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)